Form 10QSB
period 2005-04-30
DARWIN RESOURCES CORP.
filed 2005-06-13
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

Commission File Number: 333-123081

Darwin Resources Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0438502
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

455-5525 West Boulevard, Vancouver, B.C., Canada V6M 3W6
(Address of principal executive offices)

604-669-9740
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,318,500 common shares as of May 26, 2005.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of April 30, 2005;
(b)	Consolidated Statement of Operations for the three month period ended April 30, 2005;
(c)	Consolidated Statements of Cash Flow for the three month period ended April 30, 2005;
(d)	Consolidated Statement of Stockholders’ Equity for period from inception, October 21, 2004, to April 30, 2005;
(e)	Notes to Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

CONSOLIDATED BALANCE SHEET

April 30, 2005

(Unaudited)
(Stated in U.S. Dollars)

	APRIL 30	JANUARY 31
	2005	2005
ASSETS

Current
Cash	$83,923	$105,717

Mineral Properties, net (Note 4)	1,979	-

	$85,902	$105,717

LIABILITIES

Current
Accounts payable and accrued liabilities	$7,648	$6,706
Advances due to director (Note 5)	-	1,669
	7,648	8,375

STOCKHOLDERS’ EQUITY

Share Capital (Note 6)
Authorized:
90,000,000 common shares with a par value of $0.001 per share
10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
7,318,500 common shares	7,319	7,319

Additional paid-in capital	99,106	99,106

Deficit Accumulated During The Exploration Stage	(28,171)	(9,083)
	78,254	97,342

	$85,902	$105,717

Commitments (Note 7)

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			INCEPTION
			OCTOBER 21
	THREE MONTHS ENDED		2004 TO
	APRIL 30		APRIL 30
	2005	2004	2005

Revenue	$-	$-	$-

Expenses

Foreign exchange loss	$-	$-	$734
Management fees	2,500	-	2,500
Office and filing fees	1,058	-	2,431
Professional fees	13,551	-	20,527
Exploration expenditures	1,979	-	1,979

Net Loss For The Period	$19,088	$-	$28,171

Basic and Diluted Loss Per Share	$(0.01)	$(0.00)

Weighted Average Number Of Shares Outstanding	7,318,500

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			INCEPTION
			OCTOBER 21
	THREE MONTHS ENDED		2004 TO
	APRIL 30		APRIL 30
	2005	2004	2005

Cash Flows From Operating Activities

Net loss for the period	$(19,088)	$-	$(28,171)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities

Increase in accounts payable and accrued liabilities	942	-	7,648
Increase (decrease) in advances due to director	(1,669)	-	-
	(19,815)		(20,523)

Cash Flows From Investing Activity

Additions to mineral property interests	(1,979)	-	(1,979)

Cash Flows From Financing Activity

Issue of common shares	-	-	106,425

(Decrease) Increase In Cash	(21,794)	-	83,923

Cash, Beginning Of Period	105,717	-	-

Cash, End Of Period	$83,923	$-	$83,923

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

PERIOD FROM INCEPTION, OCTOBER 21, 2004, TO April 30, 2005

(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT
	NUMBER			ACCUMULATED
	ON		ADDITIONAL	DURING THE
	COMMON	PAR	PAID-IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

November 18, 2004 - Shares issued for cash at $0.01	5,200,000	$5,200	$46,800	$-	$52,000
November 29, 2004 - Shares issued for cash at $0.025	2,112,000	2,112	50,688	-	52,800
January 29, 2005 - Shares issued for cash at $0.25	6,500	7	1,618	-	1,625

Net loss for the period	-	-	-	(9,083)	(9,083)

Balance, January 31, 2005	7,318,500	7,319	99,106	(9,083)	97,342

Net loss for the period	-	-	-	(19,088)	(19,088)

Balance, April 30, 2005	7,318,500	$7,319	$99,106	$(28,171)	$78,254

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of April 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the January 31, 2005 audited financial statements and notes thereto.

2.	NATURE OF OPERATIONS AND GOING CONCERN

a)	Organization

Darwin Resources Corp was incorporated under the laws of the State of Nevada, U.S.A., on October 21, 2004. The Company’s principal executive offices are in Vancouver, British Columbia.

b)	Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company has not commenced business operations.

c)	Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $28,171 for the period from October 21, 2004 (inception) to April 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

3	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DEL Exploration Ltd. (a British Columbia corporation). All significant inter-company balances and transactions have been eliminated on consolidation.

b)	Exploration Stage Company

The Company is an exploration stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

c)	Mineral Properties and Exploration Expenditures

The Company records its interest in mineral properties at cost. The Company expenses all costs incurred on mineral properties to which it has secured exploration rights, other than acquisition costs, prior to the establishment of proven and probable reserves. When proven and probable reserves are determined for a property and a feasibility study with respect to the property then subsequent exploration and development costs of the property will be capitalized. The Company regularly performs evaluations of its investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon discounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization. To date, the Company has not established the commercial feasibility of its exploration prospects. Therefore, all costs have been expensed. To date there have been no mineral property impairments.

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - “Accounting For Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion, or all if a deferred tax asset, will not be realized, a valuation allowance is recognized.

e)	Cash and Cash Equivalents

For purposes of the consolidated balance sheet and consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At January 31, 2005, the Company had no cash equivalents.

f)  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company’s cash is held at a Canadian chartered bank, which has deposit insurance of $47,700 (CDN$60,000), thus limiting the amount of credit exposure.

g)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and advances due to director.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

h)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2005, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

l)	Use of Estimates

The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from the estimates.

4.    MINERAL PROPERTIES

	APRIL 30	JANUARY 31
	2005	2005

Acquisition costs	$1,979	$-

Write-down of mineral property interest	-	-

	$1,979	$-

5.    ADVANCES DUE TO DIRECTOR

Advances due to a director are repayable on demand, interest free and unsecured.

6.	COMMON STOCK

On November 18, 2004, pursuant to a private placement the Company sold 5,200,000 shares of its common stock at $0.01 per share for cash.

On November 29, 2004, pursuant to a private placement the Company sold 2,212,000 shares of its common stock at $0.025 per share for cash.

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

6.	COMMON STOCK (Continued)

On January 29, 2005 pursuant to an offering memorandum dated November 30, 2004 the Company sold 65 units at $25.00 per unit for cash. Each unit comprised 100 shares of common stock.

7.	COMMITMENTS

On January 27, 2005 the Company formed a wholly-owned subsidiary, known as DEL Exploration Ltd. (“DEL”), a company incorporated in British Columbia, Canada.

On February 3, 2005, DEL entered into a property option agreement with William A. Howell (“Howell”) whereby Howell granted an option to DEL Exploration Ltd. to acquire up to an 85% interest in the property, and Howell was appointed as operator of the property. The property subject to the option agreement consists of five mineral claims consisting of seventeen cells within the Nicola Mining Division of British Columbia.

The option may be exercised at any time subject to DEL paying Howell $2,385 ($3,000Cdn) on or before December 31, 2005; $5,963 ($7,500Cdn) on or before December 31, 2006 and $13,910 ($17,500Cdn) on or before December 31, 2007. In order to exercise the option DEL must also incur aggregate Exploration Expenditures of not less than $3,975 ($5,000Cdn) on or before December 31, 2005, $7,950 ($10,000Cdn) on or before December 31, 2006, $47,700 ($60,000Cdn) on or before December 31, 2007 and $127,200 ($160,000Cdn) on or before December 31, 2008.

Upon Completion Date, or as they may sooner agree, DEL and Howell will enter into the Joint Venture Agreement. Under the Joint Venture Agreement, DEL will have 85% of the rights to the property and Howell will have 15% of the rights to the property.

Item 2.    Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

We were incorporated on October 21, 2004, under the laws of the state of Nevada for the purpose of acquiring exploration and development stage natural resource properties.

On February 3, 2005, we entered into a Property Option Agreement and paid $1,979 to acquire an option to purchase an 85% interest in the Iron 1 mineral claims consisting of 17 cells. The Rustyiron mineral claims are located near the town of Merrit in the Nicola Mining Division of the Province of British Columbia. A cell is a measurement for the area of staked mineral claims. A cell in our optioned mineral claim area is roughly square and encloses slightly less than 51 acres. Our 17 cell mineral claim option covers an area of 872 acres. We refer to these mineral claims as the Rustyiron mineral claims.

Our option on this property is currently unexercised. Under the terms of the Property Option Agreement, we will be able to exercise our option if we make aggregate payments of $30,500 to the optionor and an additional $160,000 in exploration expenses on or before December 31, 2008. We can exercise our option at any time prior to December 31, 2008 if we pay 30,500 to the optionor and an additional $160,000 in exploration expenses. We will either satisfy the payment terms of the Property Option Agreement in the time frame provided thereby resulting in us exercising this option or we will fail to satisfy the payment terms and be in default of the Property Option Agreement. If we are in default of the Property Option Agreement, the option or can terminate Property Option Agreement if we fail to cure any default within 45 days after the receipt of notice of default. Our option will expire if we are in default of the Property Option Agreement and fail to cure any default within 45 days after the receipt of notice of default.

The owner of the Rustyiron mineral claims is Mr. William A. Howell. Mr. William A. Howell staked and recorded his ownership in the Rusty 1 to 4 mineral claims on August 20, 2002 under the mineral claim staking and recording procedures in place at that time in the Province of British Columbia. Under that system, a prospector in the field drove large wooden claim stakes into the ground outlining the boundaries of his mineral claim and subsequently recorded a description of the claim and the location of the claim stakes at the nearest Provincial Mining Recorder’s Office. A party is able to stake and record an interest in particular mineral claim if no other party has an interest in the said claim that is in good standing and on record at the Provincial Mining Recorder’s Office. There is no formal agreement between Mr. Howell and the Province of British Columbia.

Mr. Howell’s interest in the Rustyiron mineral claims will continue into perpetuity provided that the mineral claims remain in good standing by paying the applicable fee which is based upon whether exploration work takes place. If exploration work take places and expenditures are made for this purpose in an amount stipulated by the government, the claims can be maintained in good standing by only remitting a filing fee to the Province of British Columbia that currently does not exceed $115. If no exploration work takes place, the claims can be kept in good standing by remitting to the Province of British Columbia the stipulated amount that otherwise was required to be expended for exploration work together with the payment of a filing fee or payment that currently does not exceed $115.

The stipulated amount of expenditures toward exploration work is set by the Province of British Columbia and can be altered in their sole discretion. Currently, the amount required to be expended annually for exploration work within the first three years that the mineral claims are acquired is $1.30 per acre. For exploration work expenditures made in excess of $1.30 per acre in increments of $1.30 per acre, the mineral claims can then be extended and those additional expenditures are used as a credit toward extending the expiry date beyond one year. If the mineral claims have been acquired for over three years, the Province of British Columbia requires that the amount of exploration work expended annually is at least $2.60 per acre.

Mr. Howell is our operator of the property and is responsible for filing geological assessment reports with the B.C. Mineral Titles Branch in respect of our exploration expenditures in order to extend the expiry dates of the mineral claims. If we exercise our option, payment of $30,500 to the optionor, Mr. William A. Howell, will not result in an extension of the expiry dates because it is a personal fee charged by Mr. Howell. Incurring $160,000 in exploration expenses will result in an extension of the expiry dates of the mineral claims for the maximum of 10 additional years provided that a report and filing fee not exceeding $115 is remitted to the Province of British Columbia. It is Mr. Howell’s obligation to pay the filing fees to the Province of British Columbia. Until such time that we exercise our option, we have no responsibility to pay any fees to the Province of British Columbia because this is the responsibility of Mr. Howell. In the event that no exploration work is completed and a filing fee is paid to the Province of British Columbia in lieu of completing exploration work, the expiry dates of the mineral claims can be extended on an annual basis into perpetuity for a maximum of only 1 additional year.

Under the terms of the Property Option Agreement, Mr. William A. Howell is the operator and will oversee the initial phases of the mineral exploration project conducted on the Rustyiron mineral claims. The Property Option Agreement, obligates us to incur exploration expenditures of approximately $4,000 on the first phase exploration program, which must be completed prior to December 31, 2005. In the event that we do not exercise our option, we will have no interest in the Rustyiron mineral claims and will not be entitled to receive back any of the monies spent to maintain the option.

We have not commenced our planned exploration program. Prior to acquiring our option on the Rustyiron mineral claims, we incorporated a wholly owned subsidiary, DEL Exploration Ltd., a British Columbia corporation. Our subsidiary, which we refer to as DEL, was formed for the purpose of carrying out our mineral exploration program.

Plan of Operation

Our business plan is to proceed with the exploration of the Rustyiron mineral claims to determine whether there are commercially exploitable reserves of copper, lead/zinc, gold or other metals. We have formed a wholly owned subsidiary DEL Exploration Ltd., a British Columbia corporation, which we refer to as DEL. It was formed for the purpose of conducting our mineral exploration program on our behalf. We had $78,254 in working capital as of April 30, 2005. Accordingly, we are able to proceed through our Phase I mineral exploration program and the initial portion of our Phase II exploration program without additional financing. The program will be overseen in the field by Mr. Barry Price of our geological consulting firm of B.J Price Geological Consultants Inc., our firm of consulting geologist.

We have sufficient cash reserves to proceed with our Phase I mineral exploration program. The anticipated cost of the initial phase of the exploration program is approximately $4,000. Due to inclement weather, and high demand from other exploration companies for the services of our operator, we have not commenced the field work phase of our initial exploration program. We expect that this work will be completed prior to the end of July, 2005. The report of our consulting geologist is expected to be available by the end of August, 2005.   Once we receive results of our initial exploration program, our board of directors, in consultation with our firm of consulting geologists, B.J. Price Geological Consultants Inc., will assess whether to proceed with the initiation of our Phase II mineral exploration program. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed. This assessment will include an evaluation of our cash reserves after the completion of the initial exploration phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment.

In the event the results of our initial exploration program prove not to be sufficiently positive to proceed with a further exploration on the Rustyiron mineral claims, we intend to seek out and acquire interests in North American mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. Presently, we have not given any consideration to the acquisition of other exploration properties because we have only recently commenced our initial exploration program and have not received any results.

In the event our Phase II mineral exploration program is undertaken, it would likely commence in May, 2006. The second phase will initially involve a continuation of the initial phase work which will cost approximately $4,000, but will in its later stages be focused on a more expensive geophysical survey and Backhoe trenching, sampling, analysis and assaying of specific targets that have been identified. As a result, the first portion second phase of the exploration program could be undertaken without the need for us to raise additional funding. In order to complete the second phase we will incur costs of approximately $44,000 which will require us to raise additional funding. The objective of the Phase II work is to identify areas that have a strong likelihood of hosting mineral deposits that can be explored using specific drilling methods.

If we commence and complete Phase II of our mineral exploration program, we anticipate that our consulting geologists’ report will be available by the end of September, 2007.

A Phase III exploration program, if undertaken, would likely commence in the summer of 2008. This program would entail Diamond Drilling of between 1,500 to 3,000 feet in 5 to 10 holes.

In the event we incur mineral exploration expenses beyond the initial portion of the Phase II mineral exploration program, we will need to raise the entire amount of the exploration program along with additional funds to meet ongoing working capital needs.

Upon the completion of the first three exploration phases, or any additional programs, which are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies before we know that we have a mineral reserve. A mineral reserve is a commercially viable mineral deposit.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

Off Balance Sheet Arrangements

As of April 30, 2005, there were no off balance sheet arrangements.

Results of Operations for Period Ending January 31, 2005

We did not earn any revenues from inception through the period ending April 30, 2005. We do not anticipate earning revenues until such time that we exercise our option entered into commercial production of the Rustyiron mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Rustyiron mineral properties, or if such resources are discovered, that we will enter into commercial production.

We were incorporated on October 21, 2004. As a result, no information is available to compare the current reporting period with the same reporting period in the prior year. We incurred operating expenses in the amount of $19,088 for the three months ended April 30, 2005. These operating expenses included professional fees in connection with our corporate organization in the amount of $13,551, management fees in the amount of $2,500 and exploration expenditures in the amount of $1,979. The professional fees incurred for the three month period ended April 30, 2005 primarily consisted of legal fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees that we will incur in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had cash of $83,923 and working capital of $78,254 as of April 30, 2005.

We have not attained profitable operations and are dependent upon obtaining financing to complete Phase II of our exploration program. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

We currently have no specific plans to raise additional capital because the necessity of raising additional capital will be based upon the results of the initial phase of our exploration program. Our management intends to formulate plans regarding the necessity of securing additional funding following our receipt of the results of the initial phase of the exploration program. In the event that we require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

We anticipate that we will incur the following expenses over the next twelve months:

1.	$4,000 in connection with the completion of the initial phase of our recommended geological work program

2.	$2,000 in connection with our geological consultant’s report on our first phase of mineral exploration

3.	$2,400 in connection with the Option Agreement and monies due to Mr. William A. Howell prior to December 31, 2005

4.
$37,000 for operating expenses. Of this amount we plan to spend approximately $25,000 on general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934 and approximately $12,000 relating to working capital. We have allocated this $12,000 of working capital to office services to be provided by Tenedos Management Corp. Monthly rental payments of $1,000 commenced February 1, 2005.

We had working capital in the amount of $78,254 as of April 30, 2005. Our total expenditures over the next twelve months are anticipated to be approximately $46,000. If we proceed with the first portion of our Phase II exploration program in 2006, we will have sufficient working capital to see us through our second year of operations. In the event we determined to complete Phase II of our exploration program or to conduct our Phase III exploration program, we will need to raise a major amount of the exploration program along with additional funds to meet ongoing working capital needs. We have not taken any specific steps nor have any specific plans to raise additional capital at the present time.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert Ferguson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended April 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 27, 2005, the registration statement filed on Form SB-2 (Commission file number 333-123081) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 2,118,500 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the three month period ended April 30, 2005.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Darwin Resources Corp.

Date:	June 9, 2005

By: /s/ Robert Ferguson Robert Ferguson Title: President and Chief Financial Officer