Form 10QSB
period 2005-07-31
DARWIN RESOURCES CORP.
filed 2005-09-14
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,318,500 common shares as of August 26, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Interim Consolidated Balance Sheet as of July 31, 2005;
(b)	Unaudited Interim Consolidated Statement of Operations for the three and six months ended July 31, 2005;
(c)	Unaudited Interim Consolidated Statement of Cash Flows for the three and six months ended July 31, 2005;
(d)	Notes to Unaudited Interim Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended July 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JULY 31	JANUARY 31
	2005	2005
		(Audited)
ASSETS

Current
Cash	$59,311	$105,717
Prepaid expenses	2,000	-
	61,311	105,717

Mineral Properties, net (Note 4)	1,979	-

	$63,290	$105,717

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,000	$6,706
Advances due to director (Note 5)	-	1,669
	3,000	8,375

STOCKHOLDERS’ EQUITY

Share Capital (Note 6)
Authorized:
90,000,000 common shares with a par value of $0.001 per share
10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
7,318,500 common shares	7,319	7,319

Additional paid-in capital	99,106	99,106

Deficit Accumulated During The Exploration Stage	(46,135)	(9,083)
	60,290	97,342

	$63,290	$105,717

        Commitments (Note 7)

The accompanying notes are an integral part of these interim consolidated financial statements

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			INCEPTION
	THREE MONTHS	SIX MONTHS	OCTOBER 21,
	ENDED	ENDED	2004 TO
	JULY 31,2005	JULY 31,2005	JULY 31,2005

Revenue	$-	$-	$-

Expenses

Foreign exchange loss	-	-	734
Management fees	3,000	5,500	5,500
Office and filing fees	2,058	3,116	4,489
Professional fess	8,906	22,457	29,433
Exploration expenditures	4,000	5,979	5,979
Net Loss For The Period	$17,964	$37,052	$46,135

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	7,318,500	7,318,500

        Prior year comparative figures are not presented because the Company was incorporated on October 21, 2004.

The accompanying notes are an integral part of these interim consolidated financial statements

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			DATE OF
			INCEPTION
	THREE MONTHS	SIX MONTHS	OCTOBER 21,
	ENDED	ENDED	2004 TO
	JULY 31, 2005	JULY 31, 2005	JULY 31, 2005

Cash Flows From Operating Activities
Net loss for the period	$(17,964)	$(37,052)	$(46,135)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Increase in prepaid expenses	(2,000)	(2,000)	(2,000)
(Decrease) Increase in accounts payable and accrued liabilities	(4,648)	(3,706)	3,000
Decrease in advances due to director	-	(1,669)	-
	(24,612)	(44,427)	(45,135)

Cash Flows From Investing Activity
Additions to mineral property interests	-	(1,979)	(1,979)

Cash Flows From Financing Activities
Issue of common stock	-	-	106,425

Increase (Decrease) In Cash	(24,612)	(46,406)	59,311

Cash, Beginning Of Period	83,923	105,717	-

Cash, End Of Period	$59,311	$59,311	$59,311

        Prior year comparative figures are not presented because the Company was incorporated on October 21, 2004.

The accompanying notes are an integral part of these interim consolidated financial statements

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of July 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the January 31, 2005 audited financial statements and notes thereto.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $46,135 for the period from October 21, 2004 (inception) to July 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

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

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005
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

For purposes of the consolidated balance sheet and consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At July 31, 2005, the Company had no cash equivalents.

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

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2005, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005
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

The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and a ssumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from the estimates.

4. MINERAL PROPERTIES

	JULY 31	JANUARY 31
	2005	2005

Acquisition costs	$1,979	$-
Write-down of mineral property interest	-	-

	$1,979	$-

5. ADVANCES DUE TO DIRECTOR

Advances due to a director are repayable on demand, interest free and unsecured.

6.	COMMON STOCK

On November 18, 2004, pursuant to a private placement, the Company sold 5,200,000 shares of its common stock at $0.01 per share for cash.

On November 29, 2004, pursuant to a private placement, the Company sold 2,112,000 shares of its common stock at $0.025 per share for cash.

DARWIN RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

6.	COMMON STOCK (Continued)

On January 29, 2005, pursuant to an offering memorandum dated November 30, 2004 the Company sold 65 units at $25.00 per unit for cash.  Each unit comprised of 100 shars of common stock.

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

The option may be exercised at any time subject to DEL paying Howell $2,450 ($3,000Cdn) on or before December 31, 2005; $5,750 ($7,000Cdn) on or before December 31, 2006, and $14,300 ($17,500Cdn) on or before December 31, 2007. In order to exercise the option DEL must also incur aggregate Exploration Expenditures of not less than $4,100 ($5,000Cdn) on or before December 31, 2005, $8,175 ($10,000Cdn) on or before December 31, 2006, $49,000 ($60,000Cdn) on or before December 31, 2007 and $130,100 ($160,000Cdn) on or before December 31, 2008. During the six month period ended July 31, 2005, the Company incurred exploration expenditures amounting to $5,979 ($7,507Cdn).

Upon Completion Date, or as they may sooner agree, DEL and Howell will enter into a Joint Venture Agreement. Under the Joint Venture Agreement, DEL will have 85% of the rights to the property and Howell will have 15% of the rights to the property.

Item 2.    Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

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

We have commenced our planned exploration program. Prior to acquiring our option on the Rustyiron mineral claims, we incorporated a wholly owned subsidiary, DEL Exploration Ltd., a British Columbia corporation. ("DEL").  DEL, was formed for the purpose of carrying out our mineral exploration program.

Our option on this property is currently unexercised.  The option may be exercised at any time subject to DEL paying Howell $2,450 ($3,000Cdn) on or before December 31, 2005; $5,750 ($7,000Cdn) on or before December 31, 2006 and $14,300 ($17,500) on or before Decmber 31, 2007.  In order to exercise the option DEL must also incur aggregate Exploration Expenditures of not less than $4,100 ($5,000Cdn) on or  before December 31, 2005, $8,175 ($10,000Cdn) on or before December 31, 2006, $49,000 ($60,000Cdn) on or before December 31, 2007 and $130,000 ($160,000Cdn) on or before December 31, 2008.  We will either satisfy the payment terms of the Property Option Agreement in the timeframe provided thereby resulting in us exercising this option or we will fail to satisfy the payment terms and be in default of the Property Option Agreement.  If we are in default of the Property Option

Agreement, the optionor can terminate Property Option Agreement if we fail to cure any default within 45 days after the receipt of notice of default. Our option will expire if we are in default of the Property Option Agreement and fail to cure any default within 45 days after the receipt of notice of default.

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

Plan of Operation

Our business plan is to proceed with the exploration of the Rustyiron mineral claims to determine whether there are commercially exploitable reserves of copper, lead/zinc, gold or other metals. We have formed a wholly owned subsidiary DEL Exploration Ltd., a British Columbia corporation, which we refer to as DEL. It was formed for the purpose of conducting our mineral exploration program on our behalf. We had $58,311 in working capital as of July 31, 2005. Accordingly, we are able to proceed through our Phase I mineral exploration program and the initial portion of our Phase II exploration program without additional financing. The program will be overseen in the field by Mr. Barry Price of our geological consulting firm of B.J Price Geological Consultants Inc., our firm of consulting geologist.

We have sufficient cash reserves to proceed with our Phase I mineral exploration program. The anticipated cost of the initial phase of the exploration program is approximately $4,000. We have commenced and completed the field work phase of our initial exploration program. The report of our consulting geologist is anticipated to be available by the end of September, 2005. Once we receive results of our initial exploration program, our board of directors, in consultation with our firm of consulting geologists, B.J. Price Geological Consultants Inc., will assess whether to proceed with the initiation of our Phase II mineral exploration program. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed. This assessment will include an evaluation of our cash reserves after the completion of the initial exploration phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment.

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

Upon the completion of the first three exploration phases, or any additional programs, which aresuccessful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies before we know that we have a mineral reserve. A mineral reserve is a commercially viable mineral deposit.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

Off Balance Sheet Arrangements

As of July 31, 2005, there were no off balance sheet arrangements.

Results of Operations for Period Ending July 31, 2005

We did not earn any revenues from inception through the period ending July 31, 2005. We do not anticipate earning revenues until such time that we exercise our option entered into commercial production of the Rustyiron mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Rustyiron mineral properties, or if such resources are discovered, that we will enter into commercial production.

We were incorporated on October 21, 2004. As a result, no information is available to compare the current reporting period with the same reporting period in the prior year. We incurred operating expenses in the amount of $17,964 for the three months ended July 31, 2005 and $37,052 for the six months ended July 31, 2005. These operating expenses were substantially attributable to professional fees incurred in connection with our corporate organization and legal fees. We incurred professional fess in the amount of $8,906 for the three months ended July 31, 2005 and $22,457 for the six months ended July 31, 2005. We also incurred exploration expenditures in connection with Phase I of our mineral exploration program in the amount of $4,000 for the three months ended July 31, 2005 and $5,979 for the six months ended July 31, 2005. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees that we will incur in connection with filing periodic reports with the Securities Exchange Commission under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had cash of $59,311 and working capital of $58,311 as of July 31, 2005.

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

We anticipate that we will incur the following expenses over the next twelve months:

1.	$2,000 in connection with our geological consultant’s report on our first phase of mineral exploration

2.	$2,400 in connection with the Option Agreement and monies due to Mr. William A. Howell prior to December 31, 2005

3.
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

We had working capital in the amount of $58,311 as of July 31, 2005. Our total expenditures over the next twelve months are anticipated to be approximately $41,400. If we proceed with the first portion of our Phase II exploration program in 2006, we will have sufficient working capital to see us through our second year of operations. In the event we determined to complete Phase II of our exploration program or to conduct our Phase III exploration program, we will need to raise a major amount of the exploration program along with additional funds to meet ongoing working capital needs. We have not taken any specific steps nor have any specific plans to raise additional capital at the present time.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert Ferguson. Basedupon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended July 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the three month period ended July 31, 2005.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Darwin Resources Corp.

Date:      September 14, 2005

        By:      /s/ Robert Ferguson
                          Robert Ferguson
        Title:    President and Chief Financial Officer