Form 10KSB
period 2005-12-31
HEALTH BENEFITS DIRECT CORP
filed 2006-03-31
CIK 1309442

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2005

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

        For the transition period from _______________ to _______________

                       Commission file number: 333-123081

                       HEALTH BENEFITS DIRECT CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Delaware                               98-0438502
----------------------------------------  --------------------------------------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)

          5 Radnor Corporate Center
          Suite 555
          Radnor, Pennsylvania                            19087
----------------------------------------  --------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Issuer's Telephone Number: (954) 944-4447

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [X] No
[ ]

      Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      The issuer's revenues for the fiscal year ended December 31, 2005 was
$2,660,491.

      The aggregate market value of the issuer's common equity held by non-affiliates, as of March 24, 2006 was $36,974,592. Shares of common stock held by executive officers, directors and holders of more than 5% of our outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 24, 2006, there were 26,691,471 shares of the issuer's common equity outstanding.

      Documents incorporated by reference: None

      Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                             Page

PART I

PART II

   Item 5.   Market for Common Equity, Related Stockholder Matters and Purchases of Equity

   Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial
             Disclosure........................................................................45

   Item 8A.  Controls and Procedures...........................................................45

   Item 8B.  Other Information.................................................................45

PART III

   Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
             Section 16(a) of the Exchange Act.................................................45

   Item 10.  Executive Compensation............................................................49

   Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related

                                        i

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

OVERVIEW

      The Company was formed as a Nevada corporation on October 21, 2004, under the name Darwin Resources Corp., and on November 22, 2005, was reincorporated in the State of Delaware. On November 23, 2005, the Company consummated a reverse merger (the "Merger") with a privately-held company called Health Benefits
Direct Corporation ("HBDC-Private"), pursuant to which the privately-held company, renamed HBDC II, Inc., became a wholly-owned subsidiary of the Company, renamed Health Benefits Direct Corporation. The Company had been in the development stage since its inception and had not commenced business operations prior to the Merger. HBDC-Private was incorporated in Delaware in 2004, for the purpose of acquiring, owning and operating businesses engaged in direct marketing and distribution of health and life insurance products, primarily utilizing the Internet together with licensed agents. On September 9, 2005,
HBDC-Private acquired three affiliated Internet health insurance and marketing companies, Platinum Partners, LLC, Health Benefits Direct II, LLC and Health
Benefits Direct III, LLC, each a Florida limited liability company. These businesses have been in operation since 2004. As a result of the Merger, the
Company succeeded to HBDC-Private's line of business as its sole line of business. Unless the context otherwise requires, references in this Annual
Report on Form 10-KSB to "the Company", "we" or "our" refer to Health Benefits
Direct Corporation and its subsidiaries.

      The Company operates an online insurance marketplace that enables consumers to shop online for individual health and life insurance and obtain insurance company-sponsored quotes for such coverage. We are seeking to expand our business by increasing the number of products we offer and markets we serve, increasing the number of employee agents and the states in which they are licensed to sell insurance, improving the capability and efficiency of our proprietary technology and seeking select acquisitions, joint ventures and strategic alliances. Our marketplace brings consumers and insurance companies together online. Our service is free to consumers and our principal source of revenue is commissions paid by insurance companies. Specifically, our revenues are in the form of commission fees paid by the carriers to us as compensation for policies sold. For each policy issued, we are paid a commission based on a specific percentage of premium paid by the consumer to the carrier on a monthly basis for as many months as that consumer pays the carrier for that particular policy.

      We believe that with our current strategy of organic growth and acquisitions, along with increasing our current product line catering to newly emerging products such as Health Savings Accounts ("HSA"), high-deductible major medical policies and critical illness products, we will be able to establish ourselves as a dominant organization in this rapidly growing industry. We also have discussed future ideas of strategically purchasing an insurance company that would present an opportunity for us to become a risk-bearer for select products that we offer in our marketplace, which could add to profitability. In addition, we believe that with the emergence and growth in the popularity of
HSAs, there will be additional opportunities such as becoming fund managers for
HSA deposits.

      We have combined extensive knowledge of the insurance industry, technological expertise and agency relationships with eight insurance companies and have developed what we believe is a sophisticated, integrated online technology platform with call center follow-on services that delivers significant benefits to both consumers and insurance companies.

      Consumers benefit from:

      o     One-stop comparison shopping from multiple insurance companies for multiple products;

      o     Accurate, insurance company-linked quotes;

      o     Easy access to insurance-related information and tools;

      o     Convenience and privacy without sales pressure; and

      o     Assistance from a knowledgeable licensed agent.

      Insurance companies benefit from:

      o     Lower client acquisition cost made possible by an Internet-based marketplace;

      o     Scalable customer acquisition processes that allow substantial increases in activity;

      o     Access to customers, screened through an insurance provider's underwriting criteria, who have indicated initial purchasing intent;
            and

      o     Improved underwriting accuracy.

      Our strategy is to provide a leading online insurance marketplace by:

      o     Increasing our insurance company relationships;

      o     Increasing the number of products and services offered;

      o     Increasing the number of states in which our call center personnel are licensed as agents and permitted to consummate sales and add follow-on services; and

      o     Developing our proprietary technologies and processes by further integrating insurance company-specific underwriting criteria into our technology platform and reducing the time between submission of an insurance application and issuance of a policy.

      Commissions related to health insurance accounted for approximately 97%
and 94% of our revenues in 2004 and 2005, respectively. We expect that such fees will continue to account for a substantial portion of our revenues for the foreseeable future. We intend to expand product offerings and therefore expect fees related to health insurance to eventually decrease as a percentage of revenues.

      We have incurred significant losses since inception and intend to continue to invest heavily in product development, sales and marketing and technology infrastructure. As a result, we may continue to incur operating losses in the future.

MARKETS

      We act as an independent agent selling insurance and non-insurance products on behalf of a number of unrelated insurance companies. We intend to increase the number and variety of products we sell by developing new products in conjunction with existing insurance companies and by increasing the number of insurance companies for which we act as agent.

      We currently sell products from the following insurance companies:

      o     Companion Life Insurance Company

      o     Continental General Insurance Company (Ceres Group)

      o     Empire and Marine Fire Insurance Company (Zurich)

      o     Empire General Life Insurance Company

      o     Golden Rule Life Insurance Company (United Health)

      o     Jefferson National Life Insurance Company (Inviva)

      o     Protective Life Corporation

      o     World Insurance Company

      We have, in our short time in the industry, had multiple successes working with many of these insurance companies developing and refining products and processes new to the industry.

INCREASE IN DEMAND FOR INDIVIDUAL POLICIES

      The number of individuals seeking personal health insurance policies, rather than relying on group plans sponsored by their employers, has increased dramatically over the past five years. Much of this increase in demand stems from higher costs related to participating in group insurance plans or employers dropping health insurance coverage in efforts to trim expenses. Specifically, according to the 2005 Annual Employer Health Benefits Survey by the Kaiser
Family Foundation in Menlo Park, Calif., and the Health Research & Educational
Trust in Chicago, employers in the United States offering health insurance dropped to 60 percent in 2005 from 69 percent in 2000 and the percentage of U.S.
workers covered by their employers' health insurance plan dropped to 60 percent from 63 percent in 2000.

INSURANCE LANDSCAPE

      Insurance companies and independent agents operate in a highly competitive environment. A significant amount of insurance continues to be sold by agents to individuals and the agent represents the principal point of interaction with the customer and is responsible for making the sale. The Internet represents a potentially efficient channel to connect the insurance companies with their customers. However, the traditional insurance companies and individual agents are not yet fully utilizing Internet technologies to sell products.

      Individual consumers are increasingly utilizing the Internet for education, information and to purchase products. We believe that we have insurance sales and technological expertise to efficiently match insurance company products with insurance customer needs through our online marketplace.

TRADITIONAL AGENCIES AND AGENTS

      Traditional agents are restricted to their immediate geographic location and therefore generally require highly targeted and expensive leads to generate sufficient sales to provide adequate financial compensation. Insurance companies must pay high enough commissions to provide sufficient incentive for agents, while responding to pressure to maintain or lower their commission expenses.
Taken together - the high cost of generating quality leads, the physical limits on agents in regards to setting and commuting to appointments, and the industry need for competitively priced products - we believe traditional agencies and agents must find a more efficient sales model.

ONLINE AGENCIES

      While the idea of accepting, processing, and issuing policies without any consumer/agent interaction can be much more cost efficient when compared to the classic models, it often disregards the complexity and cost of insurance products. Consumers who are willing to purchase relatively simple, low cost and low risk items such as compact discs, flowers and books over the Internet may not be willing to purchase complicated and higher cost items such as health and related insurance policies in the same manner. Further, consumers who buy other items on the Internet may prefer to discuss insurance decisions with an insurance agent. Finally, consumers may be unwilling to divulge highly personal medical, financial and other information over the Internet.

OUR OPERATING MODEL

      Our operating model combines the Internet and the agent to address the issues of high costs and inefficiency in the traditional agency and the reluctance of insurance customers to purchase personal, complex and relatively expensive products online without the help of a professional. Our technology utilizes the expansive reach and speed of the Internet to instantly provide a prospective customer with product information regardless of his or her location.
At the same time, the customer can initiate an online request for an immediate phone call from one of our licensed insurance agent employees to receive additional assistance to make the purchase.

OPPORTUNITY

      We seek to:

      o     develop additional insurance and related products;

      o     increase the number of insurance companies that we represent;

      o     improve our technologies and methods to target those individual insurance customers who are currently underserved by, or do not respond to, the traditional insurance sales methods; and

      o     decrease the time between submission of the policy application and the approval and issuance of a policy.

COMPETITION

      Several other companies pursue online Internet insurance sales, including
Insweb, Quotesmith.com and Esurance.com. We recognize that the barriers of entry into our business are low and that better funded online companies, or a conglomerate of health insurance companies could, at any time, develop an online platform that competes directly with us, thus resulting in a material adverse effect on our business.

EMPLOYEES

      We currently have 164 employees, including licensed agents, comprised mostly of employees of our operating subsidiaries. All of the 164 employees are full-time employees. We enjoy good employee relations. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

      We currently utilize proprietary software to support our Internet platform and proprietary processes and procedures related to customer acquisitions and insurance product sales. We protect our intellectual property through existing laws and regulations and by contractual restrictions. We rely upon copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to help protect intellectual property.
We do not have any patents or patent-pending technology or own any other intellectual property.

GOVERNMENT REGULATION

      Our insurance activities are subject to governmental regulation at both the state and federal level. Our non-insurance activities are subject to government regulation much like many other non-insurance companies. The insurance companies, whose products we sell, are also subject to governmental regulation at both the state and federal level. In addition, there are still relatively few laws or regulations specifically addressed to our Internet activities. As a result, the manner in which existing laws and regulations should be applied to the Internet in general, and how they relate to our businesses in particular, is unclear in many cases. Such uncertainty arises under existing laws regulating matters, including user privacy, defamation, pricing, advertising, taxation, gambling,

sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement.

      We will post privacy policy and practices concerning the use and disclosure of any user data on our websites. Failure to comply with posted privacy policies, Federal Trade Commission requirements, or other domestic or international privacy-related laws and regulations could result in governmental proceedings. There are a large number of legislative proposals before the U.S.
Congress and various state legislative bodies regarding privacy issues. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in use and revenue.

CORPORATE INFORMATION

      Our principal operating center is located at 2200 S.W. 10th Street,
Deerfield Beach, FL 33442. Our telephone number is (954) 944-4447, and our fax number is (954) 691-4010.

ITEM 2.     DESCRIPTION OF PROPERTY.

      On February 13, 2006, we entered into a lease for approximately 50,000 square feet of office space at an office facility located at 2200 S.W. 10th
Street, Deerfield Beach, Florida 33442. The initial term of the lease commences on March 15, 2006 and terminates on March 31, 2016. We have the option to extend the term for two additional 36-month periods, as well as the right to terminate the lease within the first five years. The monthly rent increases every 12 months, starting at $62,500 and ending at approximately $81,550. This space will replace our existing 10,312 square feet of office space at 2900 Gateway Drive,
Pompano Beach, Florida 33069. In connection with the lease, we provided a $1 million letter of credit to the landlord as a security deposit for our obligations under the lease.

      On March 21, 2006, we entered into a sublease for approximately 14,000 square feet of office space located on the 7th floor at 1120 Avenue of the
Americas, New York, New York. The effectiveness of the sublease is subject to certain approvals by the landlord. The initial term of the sublease commenced in
March 2006, and terminates on December 30, 2010. The monthly rent increases every 12 months, starting at approximately $25,250 and ending at approximately
$28,416. In connection with the sublease, we provided a $151,503 letter of credit to the landlord as a security deposit for our obligations under the sublease.

ITEM 3.     LEGAL PROCEEDINGS.

      We are involved in lawsuits, claims and legal proceedings as is normal in the ordinary course of our business. Any possible adverse outcome arising from these matters is not expected to have a material impact on our results of operation or financial position, either individually or in the aggregate.
However, our evaluation of the likely impact of these pending lawsuits could change in the future. If the potential loss from any claim or legal proceeding is probable and can be estimated, we will accrue a liability for estimated settlements and incurred but unpaid legal fees for services performed to date.
In our opinion, the ultimate resolution of these matters will not have a materially adverse effect on our financial position, liquidity or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On November 21, 2005, our stockholders, by majority written consent, in lieu of a meeting, voted to approve the merger of Darwin Resources Corp., a
Nevada corporation, into us, for the purpose of reincorporating the Nevada corporation into a Delaware corporation. The majority written consent was executed by the holders of 5,200,000 votes, which represented 71.05% of the shares of common stock outstanding.

      On November 22, 2005, our stockholders, by majority written consent, in lieu of a meeting, voted to approve an amendment to our certificate of incorporation changing our name from Darwin Resources Corp. to Health Benefits
Direct Corporation. The majority written consent was executed by the holders of
5,200,000 votes, which represented 71.05% of the shares of common stock outstanding.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES
            OF EQUITY SECURITIES.

MARKET INFORMATION

      Our common stock has been quoted on the OTC Bulletin Board since December
13, 2005 under the symbol HBDT.OB. Prior to that date, there was no active market for our common stock. Based upon information furnished by our transfer agent, as of March 24, 2006, we had approximately 205 holders of record of our common stock.

      The following table sets forth the high and low bid prices for the
Company's common stock for the periods indicated, as reported by the OTC
Bulletin Board. The prices state inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

Fiscal Year 2005                                        High           Low
----------------                                        ----           -----
Fourth Quarter (commencing December 13, 2005)           $4.00          $2.00

DIVIDENDS

      We have not declared or paid dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

EQUITY COMPENSATION PLAN INFORMATION

      We maintain a 2005 Non-Employee Directors Stock Option Plan (the
"Directors Option Plan"), a 2005 Incentive Stock Plan (the "Incentive Plan") and
a Compensation Plan for Directors (the "Directors Compensation Plan"). As of
March 24, 2006, we have granted (i) options to purchase 1,500,000 shares of common stock under the Directors Option Plan, (ii) options to purchase 2,685,000 shares of common stock under the Incentive Plan, and (iii) options to purchase
425,000 shares of common stock under the Directors Compensation Plan. See
"Executive Compensation - Stock Plans" for a detailed description of our equity compensation plans.

      The following table provides information as of December 31, 2005 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

                                                                            Number of
                         Number of securities to    Weighted-average       securities
                             be issued upon         exercise price of       remaining
                         exercise of outstanding    outstanding stock     available for
    Plan Category             stock options              options         future issuance
---------------------    -----------------------    -----------------    ---------------

Equity compensation
plans approved by
security holders (1)            3,935,000               $   $1.89            315,000

Equity compensation
plans not approved by
security holders                    0                       0                   0

____________
(1)   Represents the Directors Plan and Incentive Plan (as Directors
      Compensation Plan did not exist in 2005).

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this document. All reference to "the Company" for periods prior to the closing of the Merger refer to HBDC-Private and references to "the Company" for periods subsequent to the closing of the Merger refer to us and our subsidiaries.

OVERVIEW

         Platinum Partners, LLC, d/b/a Health Benefits Direct, was formed under the laws of the State of Florida in January 2004, Platinum Partners II LLC was
formed under the laws of the State of Florida in August 2004, Health Benefits
Direct II, LLC was formed under the laws of the State of Florida in August 2004, and Health Benefits Direct III, LLC was formed under the laws of the State of
Florida in May 2005. Platinum Partners II, LLC, Scott Frohman, Charles Eissa and
Marlin Capital Partners I, LLC were the sole members of Platinum Partners, LLC,
Health Benefits Direct II, LLC and Health Benefits Direct III, LLC. On September
9, 2005, Health Benefits Direct Corporation was formed as a Delaware
Corporation. Simultaneously, the members of these LLCs exchanged their ownership interest in the LLCs for a pro rata exchange share of the Company. As a result of the reorganization, the Company became the sole member of Platinum Partners,
LLC, Health Benefits Direct II, LLC and Health Benefits Direct III, LLC and is
doing business as "Health Benefits Direct."

      The Company specializes in the direct marketing of health, life and related insurance products to individuals, families and groups. The Company has developed proprietary technology and processes to connect prospective insurance customers with the Company's agents and service personnel using an integrated on-line platform with call center follow up. The Company employs licensed agents supported by verification, underwriting, customer service and technology employees for the purpose of providing immediate information to prospective customers and selling insurance products. The Company receives commission and other fees from the insurance companies for the sale of their products.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the "SEC"), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company's consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

      Use of Estimates - Management's discussion and analysis or plan of operation is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We generate revenues primarily from the receipt of commissions paid to us by insurance companies based upon the insurance policies sold to consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize commission revenue from the sale of primarily health insurance, after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter of our fiscal year due to the bonus system used by many health insurance companies, which pay greater amounts based upon the achievement of certain levels of annual production. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate revenue from the sale of leads to third parties. Such revenues are recognized when we receive notification from those sources of the revenue due to
us. Our revenue recognition accounting policy has been applied to all periods presented in this report. The timing between when we submit a consumer's application for insurance to the insurance company and when we generate revenues has varied over time. The type of insurance product and the insurance company's backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Any changes in the amount of time between submitted application and revenue recognition, which will be influenced by many factors not under our control, will create fluctuations in our operating results and could affect our business, operating results and financial condition.

      Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of
Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. We regularly review the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

      We review the carrying value of property and equipment for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

      Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R),
"Share-Based Payment," under the modified prospective method. SFAS No. 123(R)
eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for
Stock Issued to Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

RESULTS OF OPERATIONS

2005 COMPARED TO 2004

      Revenues

      For the year ended December 31, 2005, we generated revenues of $2,660,491 compared to $1,402,721 for the year ended December 31, 2004, an increase of approximately $1,257,770 or 90%. The primary reasons for the increase in revenues is the increase in number of licensed insurance agents employed by the
Company from 17 at December 31, 2004 to 46 at December 31, 2005 and the increase of the number of insurance products being sold.

      Cost of Revenues

      For the year ended December 31, 2005, we incurred cost of revenues of
$886,840 as compared to $499,680 for the period from January 27, 2004
(inception) to December 31, 2004, an increase of $387,160 or 77%. Cost of revenues includes the cost of leads purchased and amortization of software development costs. For the year ended December 31, 2005, we incurred lead expense of $870,840 as compared to $499,680 in the 2004 period, an increase of $371,160 or 74%. As we increase the number of licensed agents we employ, we expect our lead expense to increase to facilitate the flow of quality leads to our sale agents. For the year ended December 31, 2005, we recorded amortization expense of $16,000 compared to $0 in the prior period.

      Total Operating Expenses

      The Company's total operating expenses increased $2,816,088 or 139% for the year ended December 31, 2005 as compared to the 2004 period. These increases include:

        o   Salaries, commission and related taxes - Salaries and benefits expense consists of personnel cost and sales commissions expense.
            For the year ended December 31, 2005, salaries and benefits costs were $2,926,306 as compared to $960,626 for the 2004 period, an increase of $1,965,680 or 205%. These increases were the result of additional personnel employed by the Company and sales commission expense.

        o   For the year ended December 31, 2005, we recorded depreciation expense of $86,350 as compared to $37,797 for the 2004 period. In
            2005, we acquired telephone and switching equipment and computer equipment which we began amortizing in the 2005 period.

        o   For the year ended December 31, 2005, we incurred professional fees of $220,883 as compared to $21,820 for the 2004 period. In 2005, we incurred legal fees associated with our recapitalization, our equity raise and other corporate legal matters. Additionally, we incurred audit and accounting fees for the audit of our books and records and
            SEC filings and recruiting fees to attract qualified employees.

        o   For the year ended December 31, 2005, we incurred accrued salaries to our executives for services rendered of $487,800 as compared to
            $525,000 for the 2004 period. In October and November of 2005, we entered into employment agreements with these executives and paid compensation to them in the fourth quarter which is included in salaries, commissions and related taxes.

        o   For the year ended December 31, 2005, we incurred other general and administrative expenses of $1,120,589 as compared to $480,597 for the 2004 period, an increase of $639,992 or 133%. Other general and administrative expenses consisted of the following:

                                                         2005        2004
                                                      ----------------------
            License and permit fees                   $  117,021   $  11,443
            Rent                                         270,189     104,241
            Travel and entertainment                     103,808      19,878
            Telephone and communications                 198,627      74,647
            Other                                     $  430,944     270,388
                                                      ----------------------

            Total other general and administrative    $1,120,589   $ 480,597

        o   Increases in license and permit fees of $1,120,589 related to the increase in sales agents. We incur licensing and appointment costs associated with the licensing of sales agents.

        o   Increases in rent are attributable to the cost of facilities in New
            York and California in the 2005 period. We expect rent to increase due to the relocation of the Florida office in March, 2005 into a larger facility and the relocation of the New York office into larger facilities. Additionally, in 2005, we accrued a lease termination fee due to the relocation of our Florida office of
            $134,026.

        o   In the 2005 period, we had an increase in travel and entertainment expense of $83,930 primarily related with increased marketing activities with insurance carriers.

        o   In 2005, we had an increase in telephone and communications expense due to the increase in sales agents and other administrative employees.

        o   Other general and administrative expenses consisted of casual labor, insurance, office expenses, utilities and computer expense. The increase in 2005 as compared to the 2004 period is attributable to an increase in operational activities.

      For the year ended December 31, 2005, we recorded a loss on abandonment of property and equipment of $16,420 as compared to $0 in the 2004 period and related to the abandonment of leasehold improvements.

      For the year ended December 31, 2005, interest expense was $28,305 as compared to $5,133 for the 2004 period, an increase of $23,172 and was attributable to our note payable.

      For the year ended December 31, 2005, we recorded an estimated registration rights penalty of $60,537 as compared to $0 in the 2004 period. If we fail to file our registration statement timely, as discussed elsewhere in this document, we are subject to penalties.

      As a result of these factors, we reported a net loss of $3,170,577 or $.36 per share for the year ended December 31, 2005 as compared to a net loss of
$1,127,857 or $.14 per share for the 2004 period.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2005, the Company had a cash balance of $6,433,426 and working capital of $4,515,224.

      Through December 31, 2005, we completed the closing of a private placement of a total of 165 units, each unit ("Unit") consisting of 50,000 shares of our common stock and a detachable, transferable warrant to purchase shares of our common stock, at a purchase price of $50,000 per Unit, to accredited investors pursuant to the terms of a Confidential Memorandum, dated November 21, 2005, as supplemented. Each warrant entitles the holder to purchase 25,000 shares of our common stock at an exercise price of $1.50 per share and expires on the three-year anniversary of the date of issuance, subject to certain redemption provisions. We received net proceeds from the private placement of $7,240,502.
On January 11, 2006, we completed the fifth closing of our private offering of
Units for gross proceeds of $6,450,000 (129 Units) and terminated the offering.

      We have a $400,000 line of credit with Regions Bank dated August 2004. The note payable has a maturity date of August 2006 and an interest rate of prime plus 1% (8% at December 31, 2005). As of December 31, 2005, the outstanding balance was $399,630. This line of credit is personally guaranteed by the principles of the Company.

      Net cash used in operations was $1,155,297 for the year ended December 31,
2005, as compared to net cash used in operations of $485,944 for the 2004 period. For the year ended December 31, 2005, the Company used cash to fund the
Company loss of $3,170,577, increases in accounts receivable of $176,920 and increases in prepaid expenses and other current assets of $173,696 offset by non-cash items such as depreciation and amortization expense of $102,350, stock-based compensation and consulting fees of $496,133, accounts payable of
$368,436, accrued expenses of $326,283 and unearned commission advances totaling
$886,939, as well as changes in other assets and liabilities of $185,755.

      Net cash used by investing activities for the year ended December 31, 2005 was $334,125 as compared to net cash used in investing activities of $188,539 for the 2004 period. This increase was attributable to the capitalization of software development costs and the acquisition of web properties.

      Net cash provided by financing activities for the year ended December 31,
2005 was $7,909,331 as compared to $688,000 for the 2004 period. For the year ended December 31, 2005, we received net proceeds from

the sale of common stock of $7,240,502, from a note payable of $199,630, from related party advances of $573,400, and from member contributions of $206,999, offset by cash used for the repayment of related party advances of $286,200 and the repayment of a related party loan of $25,000. For the period ended December
31, 2004, we received net proceeds from a note payable of $200,000, and from member contributions of $488,000.

      We currently have no material commitments for capital expenditures.

      In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of March 24, 2006:

                                                PAYMENTS DUE BY PERIOD
                              ----------------------------------------------------------
                                           LESS THAN                          MORE THAN
CONTRACTUAL OBLIGATIONS         TOTAL       1 YEAR     1-3 YEARS   3-5 YEARS   5 YEARS
-----------------------       -----------  ---------  ----------  ----------  ----------

Debt                             $399,630   $399,630          --          --          --
Operating lease obligations   $10,367,065   $964,381  $2,204,162  $2,325,720  $4,872,802

                           FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities
Exchange Act of 1934 (the "Exchange Act"). To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as "expects," "plans" "will," "may," "anticipates,"
believes," "should," "intends," "estimates," and other words of similar meaning.
These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to raise capital to finance the development of our products, the effectiveness, profitability and the marketability of those products, our ability to protect our proprietary information, general economic and business conditions, the impact of technological developments and competition, our expectations and estimates concerning future financial performance and financing plans, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation on the healthcare industry, our ability to satisfy customers using our technology, the volatility of our operating results and financial condition, our ability to attract or retain qualified senior management personnel, including sales and marketing and technical personnel and other risks detailed from time to time in our filings with the SEC. We do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

      We also use market data and industry forecasts and projections throughout this Report, which we have obtained from market research, publicly available information and industry publications. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed.
The forecasts and projections are based on industry surveys and the preparers'
experience in the industry, and the projected amounts may not be achieved.
Similarly, although we believe that the surveys and market research others have performed are reliable, it has not independently verified this information.
Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

                                  RISK FACTORS

      Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report on Form
10-KSB, before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.
The risks described below are not the only ones we will face. If any of these risks actually occur, our business, financial condition or results of operation may

be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

RISKS RELATING TO THE COMPANY

Our limited operating history makes evaluation of our business extremely difficult.

      We were incorporated in September 2005 as a successor to three independent, but affiliated operating companies that began operations in 2004.
We have limited historical data upon which to forecast operating expenses or future needs and operating results. Our limited operating history will make it difficult for investors to evaluate our business and prospects. Investors must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history, new organizational structure and operating in a highly regulated and competitive industry. We will also be exposed to additional risks as a result of our plan to acquire additional operating companies under our newly adopted holding company structure that will be exposed to all of the risks we presently face.

We have a history of losses, expect future losses and may not achieve or maintain profitability.

      Our ability to achieve profitability will depend upon our ability to generate and sustain substantially increased revenues. While we believe we will achieve break even within the next few fiscal quarters, we also believe that we may incur substantial operating losses in the future as we execute our growth strategy. We incurred operating losses of $1,127,857 for the year ended December
31, 2004 and $3,170,577 for the year ended December 31, 2005. We intend to make significant expenditures related to marketing, hiring of additional personnel and development of our website, technology and infrastructure. Our revenue has historically been unpredictable and may remain so for the foreseeable future.
Our operating results for future periods are subject to numerous uncertainties, and we may not achieve sufficient revenues to become profitable. Even if we achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

An investor in our common stock must consider the uncertainties facing early stage companies in new and highly regulated industries.

      An investor in our common stock must consider the uncertainties facing early stage companies in new and highly regulated industries. These uncertainties include:

      o     an evolving business model which makes future success uncertain and an investment in the common stock highly speculative;

      o     the uncertainty and the extent to which consumers will accept the
            Internet as a viable tool for comparison shopping for insurance;

      o     the lack of a well-developed brand which may limit our ability to attract users to our website and to close insurance sales;

      o     the potential development of comparable services and lack of barriers to entry by better funded competitors and traditional insurance companies; and

      o     our new corporate organization, lack of experience in managing acquisitions, regulatory and public reporting requirements and our anticipated growth could lead to management distractions and higher than expected operating expenses.

We may need to seek additional financing in the future that may not be available on reasonable terms or at all.

      Unless and until we are able to achieve profitability, which we may not achieve, we may need to seek additional financing to continue our business operations. Such financing could be on terms that are dilutive to existing stockholders and could involve the issuance of securities that have rights and preferences that are senior to

those associated with our common stock. Moreover, if such financing were not available or were available only upon terms that were unacceptable, we could be required to significantly curtail operations.

      We have no committed sources of additional capital. Our organizational and offering activities had been financed by our founders and with $225,000 of privately placed securities during September 2005. We recently completed a private placement of our securities for gross proceeds of $14,700,000. We will need additional funds to support our growth, fund future acquisitions, pursue business opportunities, react to unforeseen difficulties or to respond to competitive pressures. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in further dilution to existing stockholders. If we raise additional funds through the issuance of debt, we will be required to service that debt and are likely to become subject to restrictive covenants and other restrictions contained in the instruments governing that debt, which may limit our operational flexibility. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy, including the possibility of additional acquisitions or internally developed businesses.

Because substantially all of our revenue is attributable to health insurance purchased on our online marketplace, we are especially vulnerable to risks related to the online market for health insurance and the health insurance and medical industry generally.

      Health insurance commissions accounted for approximately 97% and 94% of revenues in the years ended December 31, 2004 and December 31, 2005, respectively. We anticipate that health insurance commissions will continue to account for a substantial portion of our revenues for the foreseeable future. As a result, if we fail to attract a broad base of consumers to shop for health insurance on our website, or if changes in the health insurance industry make electronic commerce a less attractive means to shop for this type of insurance, our ability to generate revenue will be significantly reduced and our business will be harmed. In addition, our business is likely to be affected by any events or changes that affect the health insurance industry as a whole.

Our plans to expand operations could result in significant expenditures, and we may not generate sufficient revenue to offset these expenditures.

      We intend to expand operations by, among other things:

      o     introducing additional insurance products, including increased varieties of health and life insurance;

      o     increasing our insurance company relationships and expanding the number of states in which we and our participating insurance companies may offer coverage through our online marketplace;

      o     increasing the level of technology integration with our
            participating insurance companies;

      o     expanding our geographic coverage; and

      o     extending our market presence through Internet portals, financial institutions, websites, such as insurance shopping sites, and other online companies.

      We may not be able to achieve expansion in a cost-effective or timely manner, or these efforts may not increase the overall market acceptance of our products and services. Expansion of our operations will require significant additional expenditures and could strain management, financial, and operational resources. The lack of market acceptance of our business model for acquiring insurance products or our inability to generate enough revenue from expanded services or products to offset their costs could significantly harm our business.

Because a limited number of insurance companies account for a majority of our revenues, the loss of a single insurance company relationship could result in a substantial drop in our revenues.

      Three carrier's commissions cumulatively account for 83% of our 2005 revenues. These are Protective Life Corporation, Companion Life Insurance
Company (Consumers Choice USA) and Continental General Insurance Company. At our
inception and until the last quarter of 2004, Protective Life Corporation commissions accounted for 100% of our revenues. Should Protective Life
Corporation cease to participate in our online marketplace, or should it change its filtering criteria in a way that reduces the proportion of consumers that are offered quotes from that insurance company, our operating results could be materially harmed. Because of the broad market presence of some of our participating insurance companies, we expect to continue to generate a substantial portion of our revenues from a limited number of insurance companies for the foreseeable future.

We do not have exclusive relationships or long-term contracts with insurance companies.

      We do not have any exclusive relationship with any insurance companies.
Thus, our customers may seek to use our services but may also be able to obtain quotes and coverage from these insurance companies directly without using our website, including from the insurance companies and their traditional agents and brokers, directly. Insurance companies can also offer their products and services over the Internet, either directly to consumers or through online competitors. In addition, most of our agreements with participating insurance companies are cancelable at the option of either party.

We may make acquisitions, which could divert management's attention, cause ownership dilution to stockholders and be difficult to integrate.

      Our business strategy depends in part upon our ability to identify, structure and integrate acquisitions that are complementary with our business.
Acquisitions, strategic relationships and investments in the technology and
Internet sectors involve a high degree of risk. We may also be unable to find a sufficient number of attractive opportunities, if any, to meet our objectives.
Although many technology and Internet companies have grown in terms of revenue, few companies are profitable or have competitive market share. Our potential acquisitions, relationships or investment targets and partners may have histories of net losses and may expect net losses for the foreseeable future.

      Acquisition transactions are accompanied by a number of risks that could harm us and our business, operating results and financial condition:

      o     we could experience a substantial strain on our resources, including time and money, and we may not be successful;

      o     management's attention may be diverted from ongoing business concerns;

      o     while integrating new companies, we may lose key executives or other employees of these companies;

      o     we could experience customer dissatisfaction or performance problems with an acquired company or technology;

      o     we may become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions;

      o     we may face difficulty in obtaining audited financial statements required for SEC reporting and may face SEC and/or NASD regulatory scrutiny, including possible penalties and sanctions; and

      o     we may incur possible impairment charges related to goodwill or other intangible assets or other unanticipated events or
            circumstances, any of which could harm our business.

      Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenue and cost benefits.

We may not be able to effectively manage our growth, which would adversely affect our business strategy.

      Our strategy envisions growing our business. If we fail to effectively manage our growth, our financial results could be adversely affected. We must continue to refine and expand our business development capabilities, systems and processes and access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure investors that we will be able to:

      o     meet our capital needs;

      o     expand our infrastructure effectively or efficiently or in a timely manner;

      o     allocate human resources optimally;

      o     identify, hire or retain qualified employees; or

      o     incorporate effectively the components of any business that may be acquired in an effort to achieve growth.

      If we are unable to manage our growth, our operations and financial results could be adversely affected.

We have limited experience operating as a public company.

      Prior to the closing of the Merger, HBDC-Private had always operated as a private company. Certain members of our management have limited or no experience operating a company whose securities are traded or listed on an exchange, nor with SEC rules and requirements, including SEC reporting practices and requirements that are applicable to a publicly traded company. We anticipate that continued growth and our becoming an SEC reporting company will require us to recruit, hire, train and retain a substantial number of new, highly qualified personnel.

We depend on our key personnel and the loss of their services would adversely affect our operations.

      If we are unable to maintain key personnel and attract new employees, the execution of our business strategy may be hindered and our growth limited. We believe that our success is largely dependent on the continued employment of our senior management. If one or more of these individuals were unable or unwilling to continue in their present positions, our business could be seriously harmed.

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover, even if such a transaction would be beneficial to our stockholders.

      Provisions of Delaware law and our Certificate of Incorporation and
By-Laws could make more difficult the acquisition of us by means of a tender offer, a proxy contest, or otherwise, and the removal of incumbent officers and directors. See "Description of Capital Stock."

RISKS RELATING TO OUR BUSINESS

If insurance companies do not permit us to offer their products or their products and service are not desirable, business will suffer.

      Our opportunity to succeed depends on the quality of the products and services available for sale to our consumers from participating insurance companies, including timely responses to requests for quotes or coverage. If participating insurance companies do not provide high-quality products and services, or properly service the policies they sell, our business may be harmed and our reputation damaged. In addition, if participating insurance companies were to discontinue their business, be downgraded by insurance company rating services, suffer financial declines, or be adversely affected by trends in the insurance industry, our business would be adversely affected.

Laws and regulations that govern the insurance industry could expose us, or participating insurance companies, to legal penalties for failure to comply, or could require changes be adopted to our business.

      We perform functions for licensed insurance companies and are required to comply with a complex myriad of federal and state rules and regulations. Rules and regulations applicable to the insurance business vary, often dramatically, from state to state. If we fail to comply with these rules and regulations, we could be subject to fines, penalties, sanctions, and restrictions on our activities. Insurance regulators have the ability to issue cease-and-desist orders, penalties, and to investigate our business practices and methods. This risk, as well as changes in regulations or regulatory acceptance of our activities, or the enforcement or interpretation of existing law, could expose us to additional costs, including indemnification of participating insurance companies for their costs, and could require changes to our business or otherwise harm our business.

      We intend to expand operations to include new products and services and to offer existing and new products in new jurisdictions within the United States, which may require us to comply with additional laws and regulations. If we fail to adequately comply with these laws and regulations, our ability to offer some products or services in a particular jurisdiction could be delayed or prevented and our business could be harmed. Compliance with these laws and regulations and those of other jurisdictions into which we expand may require us to obtain appropriate business licenses, make necessary filings and obtain necessary bonds, appoint agents and make periodic business reports.

We may have difficulty integrating additional insurance companies into our online marketplace.

      Integration of new insurance companies requires a significant amount of time and resources as well as significant cooperation from the insurance company. Integration is a technologically difficult process. Insurance companies may not be willing to invest the time and resources necessary to successfully integrate, or we may not be able to overcome the technological difficulties associated with, or devote the time and resources necessary to, integration.
Maintaining and updating information from participating insurance companies also requires cooperation and involves costs, time and resources, which might not be cost effective or possible.

Uncertainty in the marketplace regarding the use of personal information or proposed legislation could reduce demand for our services and result in increased expenses.

      Concern among consumers and legislators regarding the use of personal information gathered from Internet users could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business as a result of new security measures, possible litigation or otherwise, or increase service delivery costs, or otherwise harm our business.
Many state insurance codes limit the collection and use of personal information by insurance companies, agents, or insurance service organizations.

If we are unable to safeguard the security and privacy of online transactions and confidential data, our business may be harmed.

      A significant aspect of our business involves the transmission of personally identifiable information of Internet users, as well as other confidential information, over public networks. Security issues in Internet transactions and online commerce exist, although we endeavor to utilize advanced protection from the threat of improper access to our networks and transaction data. If any compromise or breach of security were to occur, it could harm our reputation and expose us to possible liability. Even if such breach were to occur to one of our competitors, or other Internet based concern, in particular if it involves an insurance company or financial institution, such event could hurt our business. A lack of confidence in online security in general could impact our business. Avoidance of our security measures could result in a misappropriation of our proprietary information or create interruptions in operations. We may be required to make significant expenditures to continually upgrade and protect against security breaches and to alleviate problems caused by breaches or deficiencies in our security protections.

If we are unable to promote our brand and expand our brand recognition, our ability to draw consumers to our website will be limited.

      A number of companies offer services that are similar to and are competitive with us. Establishing and maintaining our brand may be a critical element in retaining clients and securing additional customers. Our relationships with participating insurance companies and new insurance companies that participate with us is critical to our profitably and business plan. We currently use online advertising and marketing services to promote our services.
If such marketing efforts do not generate sufficient revenue or we otherwise fail to successfully promote our product offerings, or if these efforts require excessive expenditures, our business success will be jeopardized. If users of our website do not perceive our existing services or the products and services of participating insurance companies to be of high quality, or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not successful, our business would be harmed.

We incorporate third-party technologies and services into our online marketplace, and if the providers of these technologies and services fail in a timely manner to develop, license or support technology necessary to our services, market acceptance of our online marketplace could be harmed.

      We have incorporated technology developed by third parties into our online marketplace, and will continue to incorporate third-party technology in future products and services. We have limited control over whether or when these third-party technologies will be developed or enhanced. If a third-party fails to timely develop, license or support technology necessary to our services, market acceptance of our online marketplace could be harmed.

We may experience technological problems or service interruptions with individual insurance companies, which could harm the quality of service on our website.

      Several participating insurance companies require that our web servers communicate with their computer systems in order to perform the filtering and risk analysis functions required to generate quotes. The availability of quotes may be dependent upon the reliability of the insurance company's own computer systems, over which we have no control. A malfunction in an insurance company's computer system or in the Internet connection between our web servers and the insurance company system, or an excess of data traffic, could result in a delay in the delivery of e-mail or quotes or could cause an insurance company that provides instant quotes to become unavailable until the problem is remedied. A computer malfunction could cause an insurance company to quote erroneous rates, in which case the insurance company would be required to take itself offline until the malfunction can be corrected. Technological problems with or interruption of communications with an insurance company's computer systems could materially reduce the number of competing insurance companies available to provide quotes, and therefore the level of service perceived by consumers, on our online marketplace.

Our facilities and systems are vulnerable to natural disasters and other unexpected losses, and we may not have adequate insurance to cover such losses.

      Our computer hardware operations are located in leased facilities in
Deerfield Beach, Florida. We also maintain an off-site backup system. Our geographic location is susceptible to hurricanes and other natural disasters. If such location experienced a system failure, the performance of our website would be harmed. These systems are also vulnerable to damage from fire, floods, power loss, telecommunications failures, break-ins and similar events. If we seek to replicate our systems at other locations, we will face a number of technical challenges, particularly with respect to database replications, which we may not be able to address successfully. Although we carry property insurance, our coverage may not be adequate to compensate for all losses that may occur. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

We rely on third party co-location providers, and a failure of service by these providers could adversely affect our business and reputation.

      We rely upon third party co-location providers to host our main servers.
In the event that these providers experience any interruption in operations or cease operations for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other

service providers or assume hosting responsibilities. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, short-term outages have occurred in the service maintained by co-location providers, which could recur. We also may rely on third party providers for components of our technology platform, such as hardware and software providers, credit card processors and domain name registrars. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

Quarterly results of operations might fluctuate due to changes in the search engine based algorithms, which could adversely affect our revenue and in turn the market price of our common stock.

      Our revenue is heavily dependent on how search engines treat our content in their indexes. In the event search engines determine that our content is not high quality, such search engines may not rank our content as highly in their indexes, resulting in a reduction in our traffic, which may cause lower than expected revenues. We are greatly dependent on a small number of major search engines, namely Google, Yahoo!, MSN, and AOL. Search engines tend to adjust their algorithms periodically and each adjustment tends to have an impact on how our content ranks in their indexes. These constant fluctuations could make it difficult for us to predict future revenues.

We may be subject to litigation for infringing the intellectual property rights of others.

      Our success will depend, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others. There can be no guarantee that any of our intellectual property is adequately safeguarded, or that they will not be challenged by third parties. Moreover, we could be subject to patent infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies.

      Any patent litigation could negatively impact our business by diverting resources and management attention from other aspects of the business and adding uncertainty as to the ownership of technology and services that we view as proprietary and essential to our business. In addition, a successful claim of patent infringement against us and our failure or inability to license the infringed or similar technology on reasonable terms, or at all, could have a material adverse effect on our business.

RISKS RELATING TO OUR INDUSTRY

Increased competition may negatively impact our revenues.

      We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering our market are relatively low. These factors could adversely affect our competitive position.

      Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

      o     longer operating histories;

      o     more management experience;

      o     an employee base with more extensive experience;

      o     a better ability to service customers in multiple cities in the
            United States and internationally by virtue of the location of sales offices;

      o     larger customer bases;

      o     greater brand recognition; and

      o     significantly greater financial, marketing and other resources.

      In addition, many current and potential competitors can devote substantially greater resources than we can to promotion, website development and systems development. Furthermore, there are numerous larger, more well-established and well-financed entities with which we will compete and that could acquire or create competing companies and/or invest in or form joint ventures in categories or countries of interest to us, all of which could adversely impact our business. Any of these trends could increase competition and reduce the demand for any of our services.

      Accordingly, we may not be able to maintain or grow traffic to our website or participating insurance companies, our competitors may grow faster than we do, or companies with whom we have strategic relationships may discontinue their relationships with us.

If consumers are unwilling to shop for insurance on the Internet instead of traditional avenues, this will have a negative impact on our operations.

      Shopping for insurance on the Internet is a relatively new concept.
Recently introduced services and products on the Internet are subject to a high level of uncertainty, and there are few proven services and products. Our success will depend on our ability to engage consumers who have historically shopped for insurance through traditional distribution avenues. In order for us to be successful, consumers must become willing to adopt new ways of conducting business and exchanging information. In addition, a substantial proportion of the consumers who use our website may be using our service because it is new and different rather than because they believe that it offers a better way to shop for insurance. Such consumer usage may overstate the long-term acceptance rate and consumers may return to more familiar means of shopping for insurance.

Government regulation of the Internet may adversely affect our business and operating results.

      We may be subject to additional operating restrictions and regulations in the future. Companies engaging in online search, commerce and related businesses face uncertainty related to future government regulation of the Internet. Due to the rapid growth and widespread use of the Internet, legislatures at the federal and state levels are enacting and considering various laws and regulations relating to the Internet. Furthermore, the application of existing laws and regulations to Internet companies remains somewhat unclear. Our business and operating results may be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet.

      The application of these statutes and others to the Internet search industry is not entirely settled. Further, several existing and proposed federal laws could have an impact on our business:

      o     The Digital Millennium Copyright Act and its related safe harbor, are intended to reduce the liability of online service providers for listing or linking to third-party web sites that include materials that infringe copyrights or other rights of others.

      o     The CAN-SPAM Act of 2003 and certain state laws are intended to regulate interstate commerce by imposing limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet.

      With respect to the subject matter of each of these laws, courts may apply these laws in unintended and unexpected ways. As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. Many of the services of the
Internet are automated and companies, such as us, may be unknowing conduits for illegal or prohibited materials. It is not known how courts will rule in many circumstances; for example, it is possible that some courts could find strict liability or impose "know your customer" standards of conduct in certain circumstances.

      We may also be subject to costs and liabilities with respect to privacy issues. Several Internet companies have incurred costs and paid penalties for violating their privacy policies. Further, it is anticipated that new legislation will be adopted by federal and state governments with respect to user privacy. Additionally, foreign governments may pass laws which could negatively impact our business or may prosecute us for our products and services based upon existing laws. The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business and operating results.

Government regulations and legal uncertainties relating to the Internet and online commerce could negatively impact our business.

      Online commerce is relatively new and rapidly changing, and federal and state regulations relating to the Internet and online commerce are evolving.
Currently, there are few laws or regulations directly applicable to the Internet or online commerce on the Internet, and the laws governing the Internet that exist remain largely unsettled. New Internet laws and regulations could dampen growth in use and acceptance of the Internet for commerce. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy, is uncertain. The vast majority of those laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not expressly contemplate or address the unique issues presented by the
Internet and related technologies. Further, growth and development of online commerce have prompted calls for more stringent consumer protection laws, both in the U.S. and abroad. The adoption or modification of laws or regulations applicable to the Internet could have a material adverse effect on our Internet business operations. We also will be subject to regulation not specifically related to the Internet, including laws affecting direct marketers and advertisers.

      In addition, in 1998, the Internet Tax Freedom Act was enacted, which generally placed a three-year moratorium on state and local taxes on Internet access and on multiple or discriminatory state and local taxes on electronic commerce. This moratorium was recently extended until November 1, 2007. We cannot predict whether this moratorium will be extended in the future or whether future legislation will alter the nature of the moratorium. If this moratorium is not extended in its current form, state and local governments could impose additional taxes on Internet-based transactions, and these taxes could decrease our ability to compete with traditional retailers and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

      In addition, several telecommunications carriers have requested that the
Federal Communications Commission (FCC) regulate telecommunications over the
Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the
Internet could increase dramatically. This could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse effect on our Internet business operations.

RISKS RELATING TO OUR COMMON STOCK

Applicable SEC rules governing the trading of "penny stocks" limits the trading and liquidity of our common stock which may affect the trading price of our common stock.

      The common stock received in the Merger is quoted on the OTC Bulletin
Board, and is trading below $5.00 per share; therefore, the common stock is considered a "penny stock" and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of the common stock and reducing the liquidity of an investment in the common stock. Therefore, our stockholders may find it difficult to obtain accurate quotations of our common stock and/or to sell their shares.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

      The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including:

      o     announcements of new products or services by our competitors;

      o     fluctuations in revenue attributable to changes in the search engine based algorithms that rank the relevance of our content;

      o     quarterly variations in our revenues and operating expenses;

      o     announcements of technological innovations or new products or services by us; and

      o     sales of the common stock by our founders or other selling stock holders.

There may be a limited public market for our securities and we may fail to qualify for Nasdaq or other listing.

      Although we intend to apply for listing of our common stock on either the
Nasdaq Stock Market or a registered exchange, there can be no assurance if and when initial listing criteria could be met or if such application would be granted, or that the trading of the common stock will be sustained. In the event that the common stock fails to qualify for initial or continued inclusion on the
Nasdaq Stock Market or for initial or continued listing on a registered stock exchange, trading, if any, in the common stock, would then continue to be conducted on the OTC Bulletin Board and in what are commonly referred to as
"pink sheets." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and our common stock would become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes.

The common stock is controlled by insiders.

      Our founders and certain affiliated parties beneficially own approximately
56.7% of our outstanding shares of common stock. Such concentrated control of us may adversely affect the price of the common stock. Our principal security holders may be able to control matters requiring approval by security holders, including the election of directors. Such concentrated control may also make it difficult for stockholders to receive a premium for their shares of common stock in the event of a merger with a third party or different transactions that require stockholder approval. In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Accordingly, under certain circumstances, investors may have no effective voice in our management.

We do not expect to pay dividends for the foreseeable future.

      We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase the common stock.

Mergers of the type we just completed are usually heavily scrutinized by the SEC and we may encounter difficulties or delays in obtaining future regulatory approvals.

      Historically, the SEC and Nasdaq have not generally favored transactions in which a privately-held company merges into a largely inactive company with publicly traded stock, and there is a significant risk that we may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to eventually achieve a listing of shares on one of the Nasdaq stock markets or on a national

securities exchange. On June 28, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by the National Association of Securities Dealers or Nasdaq, which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that we may pursue, in attracting NASD-member broker-dealers to serve as market-makers in our stock, or in achieving admission to one of the Nasdaq stock markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of our shares may be negatively impacted.

Item 7.     Financial Statements.

                                                                                               Page Number
                                                                                               -----------

Report of Independent Registered Public Accounting Firm..................................          24

Consolidated Balance Sheet at December 31, 2005 .........................................          25

Consolidated Statements of Operations for the Year Ended
     December 31, 2005 and for the period from January 27, 2004 (Inception) through
     December 31, 2004 ..................................................................          26

Consolidated Statements of Shareholders' Equity for the Year Ended
     December 31, 2005 and for the period from January 27, 2004 (Inception) through
     December 31, 2004 ..................................................................          27

Consolidated Statements of Cash Flows for the Year Ended
     December 31, 2005 and for the period from January 27, 2004 (Inception) through
     December 31, 2004 ..................................................................          28

Notes to Consolidated Financial Statements...............................................          29

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Health Benefits Direct Corporation and Subsidiaries
Deerfield Beach, Florida

      We have audited the accompanying consolidated balance sheet of Health
Benefits Direct Corporation and Subsidiaries as of December 31, 2005 and the
related consolidated statements of operations, changes in shareholders' equity
(deficit) and cash flows for the year ended December 31, 2005 and for the period from January 27, 2004 (inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health
Benefits Direct Corporation and Subsidiaries as of December 31, 2005, and the
results of their operations and their cash flows for the year ended December 31,
2005 and for the period from January 27, 2004 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/ Sherb & Co., LLP
                                            --------------------
                                             Certified Public Accountants

Boca Raton, Florida
March 30, 2006

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                  $ 6,433,426
  Accounts receivable, less allowance for doubtful accounts of $16,032      194,261
  Prepaid expenses                                                          173,696
                                                                        -----------

         Total current assets                                             6,801,383

Property and equipment, net                                                 274,061
Intangibles, net                                                            133,456
Other assets                                                                 22,659
                                                                        -----------

         Total assets                                                   $ 7,231,559
                                                                        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                                                       $   399,630
   Accounts payable                                                         381,312
   Accrued expenses                                                         410,524
   Due to related parties                                                   207,754
   Unearned commission advances                                             886,939
                                                                        -----------

         Total current liabilities                                        2,286,159
                                                                        -----------

SHAREHOLDERS' EQUITY:
  Preferred stock ($.001  Par value; 10,000,000 share authorized;
    no shares issued and outstanding)                                            --
  Common stock ($.001  Par value; 90,000,000 share authorized;
    20,241,471 shares issued and outstanding)                                20,241
  Additional paid-in capital                                              9,315,260
  Accumulated deficit                                                    (4,298,434)
  Less: deferred compensation                                               (91,667)
                                                                        -----------

         Total shareholders' equity                                       4,945,400
                                                                        -----------

         Total liabilities and shareholders' equity                     $ 7,231,559
                                                                        ===========

          See accompanying notes to consolidated financial statements.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          For the period from
                                                                             For the       January 27, 2004
                                                                           Year Ended     (inception) through
                                                                          December 31,       December 31,
                                                                          -------------   -------------------
                                                                              2005               2004
                                                                          -------------   -------------------

Revenues, net                                                             $   2,660,491   $         1,402,721

Cost of revenues                                                                886,840               499,680
                                                                          -------------   -------------------

Gross profit                                                                  1,773,651               903,041
                                                                          -------------   -------------------

Operating expenses:
   Salaries, commission and related taxes                                     2,926,306               960,626
   Depreciation and amortization                                                 86,350                37,797
   Professional fees                                                            220,883                21,820
   Management salaries - related parties                                        487,800               525,000
   Other general and administrative                                           1,120,589               480,597
                                                                          -------------   -------------------

                                                                              4,841,928             2,025,840
                                                                          -------------   -------------------

Loss from operations                                                         (3,068,277)           (1,122,799)
                                                                          -------------   -------------------

Other income (expense):
   Loss on abandonment of property and equipment                                (16,420)                   --
   Registration rights penalty                                                  (60,537)                   --
   Interest income                                                                2,962                    75
   Interest expense                                                             (28,305)               (5,133)
                                                                          -------------   -------------------

        Total other income (expense)                                           (102,300)               (5,058)
                                                                          -------------   -------------------

Net loss                                                                  $  (3,170,577)  $        (1,127,857)
                                                                          =============   ===================

Net loss per common share:
   Net loss per common share - basic and diluted                          $       (0.36)  $             (0.14)
                                                                          =============   ===================

   Weighted average common shares outstanding - basic and diluted             8,832,446             7,800,000
                                                                          =============   ===================

          See accompanying notes to consolidated financial statements.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
             STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)
 FOR THE PERIOD FROM JANUARY 27, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                                Common Stock, $.001
                                                     Par Value
                                                -------------------  Additional                                      Total
                                                Number of              Paid-in     Accumulated     Deferred      Stockholders'
                                                  Shares    Amount     Capital       Deficit     Compensation   Equity (Deficit)
                                                ----------  -------  -----------   -----------   ------------   ----------------

Balance - January 27, 2004 (inception)                  --  $    --  $        --   $        --   $         --   $             --

Common stock issued for cash                     7,800,000    7,800      480,200            --             --            488,000

Net loss for the year                                   --       --           --    (1,127,857)            --         (1,127,857)
                                                ----------  -------  -----------   -----------   ------------   ----------------

Balance - December 31, 2004                      7,800,000    7,800      480,200    (1,127,857)            --           (639,857)

Recapitalization of Company                      2,791,471    2,791       (2,791)           --             --                 --

Contributions from prior member of LLC                  --       --      206,999            --             --            206,999

Common stock issued for accrued management
       salaries and related party debt             812,200      812      811,388            --             --            812,200

Common stock issued for accrued management
       salaries                                    487,800      488      487,312            --             --            487,800

Common stock issued under consulting agreement     100,000      100       99,900            --       (100,000)                --

Common stock issued in private placement         8,250,000    8,250    7,232,252            --             --          7,240,502

Amortization of deferred compensation                   --       --           --            --          8,333              8,333

Net loss for the year                                   --       --           --    (3,170,577)            --         (3,170,577)
                                                ----------  -------  -----------   -----------   ------------   ----------------

Balance - December 31, 2005                     20,241,471  $20,241  $ 9,315,260   $(4,298,434)  $    (91,667)  $      4,945,400
                                                ==========  =======  ===========   ===========   ============   ================

          See accompanying notes to consolidated financial statements.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the period from
                                                                            For the         January 27, 2004
                                                                           Year Ended      (inception) through
                                                                          December 31,        December 31,
                                                                          ------------     -------------------
                                                                              2005                2004
                                                                          ------------     -------------------

Cash Flows From Operating Activities:
   Net loss                                                               $ (3,170,577)    $        (1,127,857)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                         102,350                  37,797
         Stock-based compensation and consulting                               496,133                      --
         Provision for bad debt                                                 16,215                   9,817
   Changes in assets and liabilities:
         Accounts receivable                                                  (176,920)                (43,373)
         Due from principal member                                                  --                 (22,249)
         Prepaid expenses and other current assets                            (173,696)                     --
         Other assets                                                                6                 (22,665)
         Accounts payable                                                      368,436                  12,876
         Accrued expenses                                                      326,283                 525,000
         Due to related parties                                                169,534                  60,469
         Unearned commission advances                                          886,939                  84,241
                                                                          ------------     -------------------

           Net cash used in operating activities                            (1,155,297)               (485,944)
                                                                          ------------     -------------------

Cash Flows From Investing Activities:
   Purchase of property and equipment                                         (184,669)               (188,539)
   Purchase of intangible assets and capitalization
       of software development                                                (149,456)                     --
                                                                          ------------     -------------------

           Net cash used in investing activities                              (334,125)               (188,539)
                                                                          ------------     -------------------

Cash Flows From Financing Activities:
   Gross proceeds from sales of common stock                                 8,250,000                      --
   Placement and other fees paid in connection with offering                (1,009,498)                     --
   Contributions from members                                                  206,999                 488,000
   Proceeds from related party advances                                        573,400                      --
   Repayment of advances payable - related parties                            (286,200)                     --
   Proceeds from line of credit                                                199,630                 200,000
   Payment on notes payable - related party                                    (25,000)                     --
                                                                          ------------     -------------------

           Net cash provided by financing activities                         7,909,331                 688,000
                                                                          ------------     -------------------

           Net increase in cash                                              6,419,909                  13,517

Cash - beginning of year                                                        13,517                      --
                                                                          ------------     -------------------

Cash - end of year                                                        $  6,433,426     $            13,517
                                                                          ============     ===================

Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                                             $     28,305     $             5,133
                                                                          ============     ===================
   Cash payments for income taxes                                         $         --     $                --
                                                                          ============     ===================

Non-cash investing and financing activities:
   Commons stock issued for accrued management
       fees and related party debt                                        $    812,200     $                --
                                                                          ============     ===================
   Common stock issued for future services                                $     91,667     $                --
                                                                          ============     ===================
   Purchase of property and equipment for note payable - related party    $         --     $            25,000
                                                                          ============     ===================

          See accompanying notes to consolidated financial statements.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Prior to November 23, 2005, Health Benefits Direct Corporation (the "Company")
had been an exploration stage company engaged in the business of mineral exploration incorporated on October 21, 2004 in Nevada as Darwin Resources Corp.
("Darwin NV"). On November 22, 2005, Darwin NV's Board of Directors authorized the merger (the "Merger") of Darwin NV into and with its newly formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation
("Darwin-DE") for the sole purpose of changing the state of incorporation from
Nevada to Delaware pursuant to a Certificate of Ownership and Merger dated
November 21, 2005 and approved by stockholders on November 21, 2005. Under the terms of the Certificate of Ownership and Merger, each share of Darwin-NV was exchanged for approximately 1.318 shares of Darwin-DE.

On November 23, 2005 Darwin-DE entered into an Agreement and Plan of Merger (the
"Merger Agreement") by and among Darwin-DE, Health Benefits Direct Corporation, a privately held Delaware corporation ("HBDC"), and HBDC II, Inc., a newly formed wholly-owned Delaware subsidiary of Darwin-DE ("Acquisition Sub"). Upon closing of the merger transactions under the Merger Agreement (the "Merger"),
Acquisition Sub was merged with and into HBDC, and HBDC became a wholly-owned subsidiary of Darwin-DE. Pursuant to the terms of the Merger Agreement, HBDC's name was changed to "HBDC II, Inc." and following the Merger, Darwin-DE changed its name to Health Benefits Direct Corporation.

In connection with the Merger, the Company acquired all of the issued and outstanding capital stock of HBDC in exchange for 7,800,000 shares (the "Merger
Stock") of the Company's common stock, par value $0.001 per share (the "Common
Stock"), and certain holders agreed to cancel 6,851,852 outstanding shares of the Company's Common Stock prior to the Merger. Additionally, at the effective time of the merger, the Company issued 1,300,000 shares on common stock for
$1,300,000 of debt due to certain shareholders of HBDC. Additionally, concurrently with the closing of the Merger, the Company completed a private offering to accredited investors of units, with each unit consisting of (i)
50,000 shares of its common stock and (ii) a detachable, transferable warrant to purchase 25,000 shares of its common stock, and received gross proceeds of
$2,000,000 at the closing of the private placement. Under the terms of the
Merger Agreement, each share of HBDC's common stock outstanding prior to the
Merger (9,100,000) and all HBDC options (2,294,500) and warrants (125,000) were converted into one share of the Company's common stock and an option or warrant to purchase one share of the Company's common stock, respectively, following the
Merger. As a result, HBDC's former shareholders became the Company's majority shareholders and HBDC became the Company's wholly-owned subsidiary with
Darwin-DE's former shareholders retaining 2,791,471 shares of common stock.

In January 2004, HBDC was formed for the purpose of acquiring, owning, and operating businesses engaged in direct marketing and distribution of health and life insurance products, primarily involving the Internet. On September 9, 2005,
HBDC acquired three affiliated Internet health insurance marketing companies,
Platinum Partners, LLC, a Florida limited liability company, Health Benefits
Direct II, LLC, a Florida limited liability company, and Health Benefits Direct
III, LLC, a Florida limited liability company. HBDC issued 7,500,000 shares of its common stock and a warrant to purchase 50,000 shares of its common stock, in the aggregate, in exchange for 100% of the limited liability company interests of these companies.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization (continued)

The acquisition of HBDC by the Company was accounted for as a reverse merger because on a post-merger basis, the former HBDC shareholders hold a majority of the outstanding common stock of the Company on a voting and fully diluted basis.
As a result, HBDC was deemed to be the acquirer for accounting purposes.
Accordingly, the consolidated financial statements presented for the period ending December 31, 2005, are those of HBDC for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical shareholders' deficit of HBDC prior to the acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of the Company and HBDC's common stock, with an offset to additional paid-in capital. The restated consolidated retained earnings of the accounting acquirer (HBDC) are carried forward after the acquisition.

The Company specializes in the direct marketing of health, life and related insurance products to individuals, families and groups. The Company has developed proprietary technology and processes to connect prospective insurance customers with the Company's agents and service personnel using an integrated on-line platform with call center follow up. The Company employs licensed agents supported by verification, underwriting, customer service and technology employees for the purpose of providing immediate information to prospective customers and selling insurance products. The Company receives commission and other fees from the insurance companies for the sale of their products.

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, commission advances, and registration rights penalties.

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2005, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $16,032.

Accounts receivable from two customers accounted for 73% of the Company's accounts receivable balance at December 31, 2005.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.
When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial
Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal
of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Intangible assets

Intangible assets consist of costs incurred in connection with development on the Company's software developed for internal use and website costs. The Company capitalized certain costs valued in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public
Accountants Statement of Position 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use". These costs, which consist of direct technology labor costs, are capitalized and amortized using the straight-line method over expected useful lives of three years. Costs that the
Company has incurred in connection with developing the Company's websites and purchasing domain names are capitalized and amortized using the straight-line method over expected useful lives of three years.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets," The Company
periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31,
2005.

Income taxes

Through September 6, 2005, the Company was organized as a combination of limited liability companies "LLCs". In lieu of corporation income taxes, the members of the LLCs were eligible for their proportional share of the Company's net losses.
Therefore, no provision or liability for Federal income taxes has been included in the financial statements as of December 31, 2004.

The Company was taxed as a combination of LLCs until September 6, 2005, when the
Company changed its form of ownership to a C corporation. As a result of the change of ownership, the Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes" under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Had income taxes been determined based on an effective tax rate of 38%
consistent with the method of SFAS 109, the Company's net losses for all periods presented would not have changed.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at December
31, 2005 include the following:

                   Options                       3,935,000
                   Warrants                      4,977,500
                                        ------------------
                                                 8,912,500
                                        ==================

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's
Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. Insurance premium commissions are recognized pro-rata over the terms of the policies. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. The Company receives fees for the placement and issuance of insurance policies that are in addition to, and separate from, any sales commissions paid by insurance companies. As these policy fees are not refundable and the Company has no continuing obligation, all such revenues are recognized on the effective date of the policies or, in certain cases, the billing date, whichever is later. Revenue from the sale of leads is recognized at the time in which the lead data base is delivered to the customer.

Prepaid commissions

The Company has advanced commissions to employees relating to the advanced commissions the Company has received from insurance carriers. The prepaid commissions are charged to expense in proportion to the Company's recognition of unearned commissions as revenue. The recoverability of prepaid commissions is periodically reviewed by management and the prepaid asset has been calculated utilizing a factor that accounts for uncollectibility. Management believes that use of this factor results in the prepaid commission being fully realizable.

Lead cost

Lead costs are costs incurred in acquiring potential client data. Lead costs are expensed as incurred. For the year ended December 31, 2005 and for the period from January 27, 2004 (inception) through December 31, 2004, lead costs amounted to $870,840 and $499,680, respectively, and are included in cost of revenues on the accompanying statement of operations.

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At December 31, 2005, the Company had approximately
$6,400,000 in United States bank deposits, which exceeded Federally insured limits. The Company has not experienced any losses in such accounts through
December 31, 2005.

For the period ended December 31, 2004, approximately 84% of our revenue was received from one insurance company. Additionally, for the year ended December
31, 2005, approximately 83% of the Company's revenue was received from three insurance companies. Management believes that comparable carriers and products are available should the need arise.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Stock-based compensation

Through December 31, 2005, the Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board
("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of
SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148,
"Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings
(loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Effective January
1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based
Payment," under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, "Accounting for Stock Issued to
Employees," and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123,
"Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the year ended December 31, 2005 and 2004:

                                                                        2005              2004
                                                                   -------------     -------------

     Net loss, as reported                                         $  (3,170,577)    $  (1,127,857)
     Less: stock-based employee compensation expense
     determined under fair value based method, net of related
     tax effect                                                           (6,941)               --
                                                                   -------------     -------------
     Pro forma net loss                                            $  (3,177,518)    $  (1,127,857)
                                                                   =============     =============
     Basic and diluted net loss per common share:
          As reported                                              $       (0.36)    $       (0.14)
                                                                   =============     =============
          Pro forma                                                $       (0.36)    $       (0.14)
                                                                   =============     =============

The option grants are estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants as of
December 31, 2005: expected volatility of 25%; risk free interest rate of 3.75%;
expected life of 4.5 years and annual dividend rate of 0%. The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-employee stock based compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging
Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That
Are Issued to Other Than Employees for Acquiring, or in Conjunction with
Selling, Goods or Services" ("EITF 96-18").

Registration rights agreements

The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages
Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF
05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and
(ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At December 31, 2005, the Company recorded a registration rights penalty expense of $60,537, which has been included in accrued expenses on the accompanying consolidated balance sheet.

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS
No. 123R is effective for the first fiscal year beginning after December 15,
2005. The Company is in process of evaluating the impact of this pronouncement on its financial statements.

In April 2005, the Securities and Exchange Commission's Office of the Chief
Accountant and its Division of Corporation Finance has released Staff Accounting
Bulletin (SAB) No.107 to provide guidance regarding the application of FASB
Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R)
covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error
Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS
154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB
Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,
and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This
Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this
Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December
15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of
`Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting
for Derivative Financial Instruments Indexed to, and Potentially Settled in, a
Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In September 2005, Issue No. 05-4, "The Effect of a Liquidated Damages Clause on
a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting
for Derivative Financial Instruments Indexed to, and Potentially Settled in, a
Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its
"best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company has adopted view C of this pronouncement. Accordingly, the
Company has bifurcated registration rights from their related free standing financial instruments and recorded them at fair value. The Company has adopted view C of this pronouncement, which has resulted in the registration rights being bifurcated and accounted for at fair value and the common stock purchase warrants classified as equity.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF")
Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in
Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt
(for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The
Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax
Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,"
which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This
Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under
Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consist of the following:

                                          Useful Life (Years)
                                          -------------------
     Computer equipment and software               3             $    133,074
     Office equipment                              5                  210,758
     Office furniture and fixtures                 7                   28,806
                                                                 ------------
                                                                      372,638

     Less accumulated depreciation                                    (98,577)
                                                                 ------------

                                                                 $    274,061
                                                                 ============

For the year ended December 31, 2005 and for the period from January 27, 2004
(inception) through December 31, 2004, depreciation expense amounted to $86,350 and $37,797, respectively. In addition, for the year ended December 31, 2005, the Company recorded an asset impairment charge of approximately $16,420 related to the abandonment of leasehold improvements.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 3 - INTANGIBLE ASSETS

At December 31, 2005, intangible assets consist of the following:

          Software development costs                 $    108,141
          Web properties                                   41,315
                                                     ------------
                                                          149,456
          Less: accumulated amortization                  (16,000)
                                                     ------------
                                                     $    133,456
                                                     ============

Amortization expense amounted to $16,000 and $0 for the year ended December 31,
2005 and for the period from January 27, 2004 (inception) through December 31,
2004, respectively, which has been included in costs of revenues on the accompanying statement of operations.

Amortization expense subsequent to the year ended December 31, 2005 is as follows:

          Years ending December 31:
          2006                                       $     49,819
          2007                                             49,819
          2008                                             33,818
                                                     ------------
                                                     $    133,456
                                                     ============

NOTE 4 - LINE OF CREDIT

The Company has a $400,000 line of credit with Regions Bank. The line of credit was dated August 2004 with a maturity date of August 2006 at an interest rate of prime plus 1% (8% at December 31, 2005). As of December 31, 2005, the
outstanding balance was $399,630. This line of credit is personally guaranteed by the principles of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 1, 2004, the Board of Directors resolved that each member of management would receive salaries in the amount of $17,500 per month. If in any calendar month the Company realized a profit less than $52,500, the salaries for that month were to be accrued as "salaries payable" and distributed at a later date as determined by the Board. For the period January 27, 2004 (inception) through
December 31, 2004, management salaries payable totaled $525,000. In 2005, the
Company accrued additional management salaries of $487,800. On November 28,
2005, total management salaries payables of $1,012,800 were converted into
1,012,800 shares of common stock at $1.00 per share upon the closing of the private placement.

During 2005, Scott Frohman, the Company's Chief Executive Officer and a
Director, had advanced HBDC a total of $191,000, accruing interest at 5% per annum, payable upon the demand of Scott Frohman. Of this amount, $95,000 was repaid out of the net proceeds of the private placement and $96,000 was converted into 96,000 shares of common stock at $1.00 per share upon the closing of the private placement. Additionally, the Company uses the credit card in the name of Mr. Frohman for purchases and operating purposes. At December 31, 2005, the Company owed Mr. Frohman $159,006 for expenses incurred on his credit cards.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

During 2005, Charles Eissa, the Company's Chief Operating Officer, President and
a Director, had advanced HBDC a total of $73,000, accruing interest at 5% per annum, payable upon the demand of Charles Eissa. Of this amount, $49,000 was repaid out of the net proceeds of the private placement and $24,000 was converted into 24,000 shares of common stock at $1.00 per share upon the closing of the private placement. Additionally, the Company uses the credit card in the name of Mr. Eissa for purchases and operating purposes. At December 31, 2005, the Company owed Mr. Eissa $21,184 for expenses incurred on his credit cards.

During 2005, Marlin Capital Partners I, LLC ("Marlin") had advanced HBDC a total of $334,400, accruing interest at 5% per annum, payable upon the demand of
Marlin. Daniel Brauser, the Company's Senior Vice President and Secretary, is an
affiliate and control person of Marlin. Of this amount, $167,200 was repaid out of the net proceeds of the private placement and $167,200 was converted into
167,200 shares of common stock at $1.00 per share upon the closing of the private placement. Additionally, during 2005, Marlin paid expenses totaling
$50,136 on behalf of the Company. At December 31, 2005, the Company owed Marlin
$27,564.

On September 16, 2005, Alvin H. Clemens, the Company's Executive Chairman,
purchased 300,000 shares of common stock and a five-year warrant to purchase an additional 75,000 shares of common stock at an exercise price of $1.50 per share in a private offering, for an aggregate purchase price of $225,000. In connection with the purchase of these securities, Mr. Clemens was granted "piggy back" registration rights with regard to the shares and the shares underlying the warrants.

John Harrison, a Director, is associated with Keystone Equities Group, L.P. The
Keystone Equities Group, L.P. served as placement agent in connection with the
Company's recent private placement. The placement agent received (i) a total cash fee of $558,000 (4% of the gross proceeds), and (ii) five-year warrants to purchase 735,000 shares (5% of the shares sold in the private placement) of common stock at an exercise price of $1.50 per share.

Pursuant to an Advisory Agreement, dated November 1, 2005, Warren V. Musser, the
Vice-Chairman of our board of directors, Mr. Musser introduced potential investors to the Company and provided additional services. Under the Advisory
Agreement, Mr. Musser did not (a) solicit investors to make any investment, (b)
make any recommendations to individuals regarding an investment, or (c) provide any analysis or advice regarding an investment. As consideration for his services, Mr. Musser received a fee of $352,000 and a five-year warrant to purchase 440,000 shares of the Company's common stock at an exercise price of
$1.50 per share.

NOTE 6 -  SHAREHOLDERS' EQUITY

Common Stock

For the period of January 27, 2004 (inception) through December 31, 2004, shareholders' contributed $488,000 in cash for their initial investment in the
Company.

In September 2005, the Company received capital contributions of $206,999 from a
LLC member prior to the Company's recapitalization.

In November 2005, the Company issued 1,300,000 shares of common stock to officers of the Company for debt and services amounting to $1,300,000 (see Note
5).

Through December 31, 2005, the Company completed the closing of a private placement of a total of 165 units, each unit ("Unit") consisting of 50,000 shares of our common stock and a detachable, transferable warrant to purchase shares of our common stock, at a purchase price of $50,000 per Unit, to accredited investors pursuant to the terms of a Confidential Memorandum, dated
November 21, 2005, as supplemented. Each warrant entitles the holder to purchase
25,000 shares of our common stock at an exercise price of $1.50 per share and expires on the three-year anniversary of the date of issuance, subject to certain redemption provisions. The Company received net proceeds from the private placement of $7,240,502 (gross proceeds of $8,250,000 less placement fees of $660,000 and legal and other costs of $349,498).

The private placement was made solely to "accredited investors," as that term is defined in Regulation D under the Securities Act of 1933, as amended (the
"Securities Act"). None of the Units, warrants or common stock, or shares of our common stock underlying such securities, were registered under the Securities
Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D
(Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.

The Keystone Equities Group, Inc. served as placement agent in connection with the private placement. The placement agent received (i) a cash fee of $330,000
(4% of the gross proceeds), and (ii) five-year warrants to purchase 412,500 shares (5% of the shares sold in the private placement) of the Company's common stock at an exercise price of $1.50 per share.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 6 - SHAREHOLDERS' EQUITY (continued)

Common Stock (continued)

Pursuant to an Advisory Agreement, Warren V. Musser introduced potential investors to the Company. In this role, he did not (a) solicit investors to make an investment in the Company, (b) make any recommendations to individuals regarding an investment in the Company, or (c) provide any analysis or advice regarding an investment in our Company. As consideration for his services, he receives (i) a fee of $352,000 and (ii) five-year warrants to purchase 440,000 shares of the Company's common stock. The warrants have an exercise price of
$1.50 per share and will expire on the five-year anniversary of their issuance.

On December 1, 2005, the Company entered into a consulting agreement with
Alliance Advisors, LLC ("Alliance") to provide certain financial and public relations consulting services (the "Consulting Agreement"), ratified by our
Board of Directors on January 12, 2006. Pursuant to the Consulting Agreement,
Alliance will develop, implement, and maintain an ongoing system with the general objective of expanding awareness of our Company among stockholders, analysts, micro-cap fund managers, market makers, and financial & trade publications for a twelve months term. In consideration for the services provided by Alliance, we have agreed to pay Alliance a monthly fee of $8,300 and agreed to issue 100,000 shares of our common stock. the Company valued the
100,000 common shares under the consulting agreement at $1.00 per share based on the recent selling price of the shares under a private placement. Accordingly, the Company recorded deferred compensation of $100,000, which will be amortized into consulting expense over the term of the contract. For the year ended
December 31, 2005, the Company amortized $8,333 into stock-based consulting expense.

Stock Options

On November 18, 2005, the Company's shareholders approved the Company's 2005
Non-Employee Directors Stock Option Plan (the "Directors Plan") effective
November 10, 2005. Effective November 23, 2005, the Directors Plan was assumed by Darwin-DE and approved by written consent of a majority of Darwin-DE's shareholders.

Key features of the Plan include:

    o   Non-employee directors of the Company and its subsidiaries are eligible to participate in the Plan. The term of the Plan is eight years.
        1,500,000 shares of common stock have been reserved for issuance under the Plan.

    o   Each newly elected or appointed non-employee director shall be granted an option to purchase 250,000 shares of common stock.

    o   Each non-employee director who is appointed Chairman of the Board shall receive an option to purchase an additional 250,000 shares of common stock.

    o   Options granted pursuant to the Plan shall be exercisable as follows:
        forty percent (40%) of the aggregate shares of Stock purchasable under an Option shall be exercisable six months from the date of grant of such
        Option, thirty percent (30%) of the aggregate shares of Stock purchasable under an Option shall be exercisable on the first anniversary of the date of grant, and the remaining thirty percent (30%)
        of the aggregate shares of Stock purchasable under an Option shall be exercisable in twelve equal increments at the end of each calendar month thereafter.

    o   Stockholder approval is required in order to replace or reprice options.

    o   The Plan is administered by the Board or a committee designated by the
        Board.

    o   Options have a maximum term of ten years.

    o   Upon a change in control any unvested portion of outstanding options shall vest and become immediately exercisable ten days prior to such change in control.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 6 -  SHAREHOLDERS' EQUITY (continued)

Stock Options (continued)

On November 23, 2005, each non-employee member of the board of directors received an eight-year stock option to purchase 250,000 shares of common stock with an exercise price equal to $1.00 per share, for an aggregate of 1,000,000 options, which vests as follows: 100,000 shares on the six month anniversary of the grant; 75,000 shares on the first anniversary of the grant and the remaining
75,000 shares in twelve equal increments at the end of each calendar month thereafter. Alvin Clemens, as Chairman, received an additional option grant equal to 250,000 shares with an exercise price equal to $1.00 per share, which vests as set forth above.

On November 18, 2005, the Company's shareholders adopted the 2005 Incentive
Stock Plan (the "Incentive Plan"). Effective November 23, 2005, the Incentive
Plan was assumed by Darwin-DE and approved by written consent of a majority of
Darwin-DE's stockholders. The purpose of the Incentive Plan is to encourage stock ownership by the Company's officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of the business and an added incentive to continue to advance and contribute to the Company and to attract new directors, officers, consultants, advisors and employees whose services are considered valuable. The Incentive Plan provides for the grant of options and the issuance of restricted shares for an aggregate of 2,750,000 shares of common stock that have been reserved under the Incentive
Plan. Options are issued at "Fair Market Value" as such term is defined in the
Incentive Plan. Both incentive and nonqualified stock options may be granted under the Incentive Plan and the Incentive Plan terminates on November 18, 2015.
As of December 31, 2005, options to purchase 2,685,000 shares have been granted under the Incentive Plan.

The exercise price of options granted pursuant to this Incentive Plan is determined by a committee but the option term may not exceed 10 years. For holders of 10% or more of the combined voting power of all classes of the
Company's stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of grant and the option term may not exceed eight years.

On November 10, 2005, Anthony Verdi, as Chief Financial Officer, received an option grant of 350,000 shares, which vests as follows: 100,000 shares on the six month anniversary of the grant, 125,000 shares on the first anniversary of the grant and the remaining 125,000 shares in eleven equal increments of 10,416 and a final increment of 10,424 at the end of each calendar month thereafter.
These options have an exercise price of $1.00

On November 10, 2005, the Company granted 2,335,000 options to its existing management and employees, of which 600,000, 500,000 and 500,000 were granted to its founders, Scott Frohman, Charles Eissa and Daniel Brauser, respectively. All of these options have an exercise price of $2.50 and vest over four years, with
25% vesting on November 10, 2006 and the remainder vesting in 36 approximately equal increments at the end of each calendar month thereafter. These options expire on November 10, 2015.

The exercise price for all options granted equaled or exceeded the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 6 -  SHAREHOLDERS' EQUITY (continued)

Stock Options (continued)

A summary of the status of the Company's outstanding stock options as of
December 31, 2005 and changes during the period ending on that date is as follows:
                                                                     Weighted
                                                                      Average
                                                                     Exercise
                                                     Shares            Price
                                                    ---------        ---------
      Outstanding at December 31, 2004                     --        $    0.00
      Granted                                       3,935,000             1.89
      Exercised                                            --            (0.00)
      Forfeited                                            --            (0.00)
                                                    ---------        ---------

      Outstanding at December 31, 2005              3,935,000        $    1.89
                                                    =========        =========
      Options exercisable at end of period                 --        $      --
                                                    =========        =========
      Weighted-average fair value of options
         granted during the period                                   $    1.89

The following information applies to options outstanding at December 31, 2005:

                                                      Options Outstanding             Options Exercisable
                                                  ---------------------------        ---------------------
                                                    Weighted
                                                    Average          Weighted                     Weighted
                                                   Remaining         Average                      Average
                                                  Contractual        Exercise                     Exercise
    Range of Exercise Prices          Shares      Life (Years)        Price          Shares        Price
    ------------------------        ---------     ------------       --------        -------      --------

    $1.00                           1,600,000           4.85          $ 1.00            --          --
    $2.50                           2,335,000           4.85          $ 2.50            --          --

Common Stock Warrants

In November and December 2005, in connection with a private placement, the
Company granted 4,125,000 warrants to purchase 4,125,000 shares of common stock at $1.50 per share to investors and 852,500 placement warrants at an exercise price of $1.50. The warrants expire on the three-year anniversary of the date of issuance through December 2008.

Registration Rights

The Company is obligated to file a registration statement with the SEC within ninety (90) days following the date of the closing of the private placement (the
"Registration Statement Filing Date") covering the resale of the shares of common stock issued in the private placement and the shares of common stock issuable upon exercise of the warrants issued in the private placement. If the
Company does not file the registration statement with the SEC by the
Registration Statement Filing Date, then the Company shall make pro rata payments to each purchaser of Units, payable in cash, as liquidated damages and not as a penalty, in an amount equal to 1.0% of the aggregate dollar amount of
Units purchased by such investor for each thirty (30) day period or pro rata for any portion thereof following the Registration Statement Filing Date by which such registration statement should have been filed for which no registration statement is filed. In addition, if the registration statement is not declared effective by the SEC within ninety (90) days following its filing (the ninetieth
(90th) day following the filing of the registration statement is referred to herein as the "Registration Statement Effective Date"), then the Company shall make pro rata payments to each purchaser of Units, payable in cash or common stock at our election, as liquidated damages and not as a penalty, in an amount equal to 1.0% of the aggregate dollar amount of Units purchased by such investor for each thirty (30) day period or pro rata for any portion thereof following the Registration Statement Effective Date that the registration statement has not been declared effective. Under certain circumstances, the Company is entitled to defer or delay filing of the registration statement upon the occurrence of certain events, upon our determination that a delay would be in our best interest, and in the event that the Company is offering its own securities in an underwritten public offering. At December 31, 2005, the Company recorded a registration rights penalty expense of $60,537, which has been included in accrued expenses on the accompanying consolidated balance sheet.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 7 - INCOME TAXES

For the period of September 11, 2005 through December 31, 2005, the Company incurred tax losses of approximately $1,697,000 which expire on December 31,
2025. The Company accounts for income taxes under Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109
requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for the periods ended December
31, 2005:

                                                                 2005
                                                           ---------------

        Computed "expected" benefit                          $(1,110,000)
        State tax benefit, net of federal effect                 (95,000)
        Losses incurred during LLC operations                     513,000
        Other permanent differences                                60,000
        Increase in valuation allowance                           632,000
                                                           ---------------

                                                                        -
                                                           ===============

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset, are as follows:

                                                                 2005
                                                           ---------------
        Deferred tax assets:
            Net operating loss carryforward                   $   645,000
            Depreciation                                           10,000
            Allowance for doubtful accounts                         6,000
                                                           ---------------

                 Total deferred tax asset                         661,000

        Deferred Tax liability:
           Software development costs                            (29,000)
                                                           ---------------

                Net deferred tax asset                            632,000

        Less:  Valuation allowance                              (632,000)
                                                           ---------------

                                                                        -
                                                           ===============

The Company fully reserved the net deferred tax asset due to the fact that it is still operating within its initial period as a C Corporation and substantial uncertainty exists as to the utilization of any of its deferred tax assets in future periods. The valuation allowance was increased by $632,000 from the prior year.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

Effective October 10, 2005, the Company entered into an employment agreement with its Chief Executive Officer for a 24-month period ending October 10, 2007, which automatically renews for successive 12-month terms unless earlier terminated by the Company or the employee. In addition to an annual salary of
$258,300, the agreement entitled the officer to bonus compensation (in cash, capital stock or other property) as a majority of the members of the Board of
Directors of the Corporation may determine from time to time in their sole discretion, and shall be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans as the Corporation provides to its senior executives.

Effective November 10, 2005, the Company entered into an employment agreement with its Senior Vice President for a 24-month period ending November 10, 2007, which automatically renews for successive 12-month terms unless earlier terminated by the Company or the employee. In addition to an annual salary of
$157,500, the agreement entitled the officer to bonus compensation (in cash, capital stock or other property) as a majority of the members of the Board of
Directors of the Corporation may determine from time to time in their sole discretion, and shall be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans as the Corporation provides to its senior executives.

Effective November 10, 2005, the Company entered into an employment agreement with its Chief Financial Officer for a 24-month period ending November 10, 2007, which automatically renews for successive 12-month terms unless earlier terminated by the Company or the employee. In addition to an annual salary of
$225,000, the agreement entitled the officer to bonus compensation (in cash, capital stock or other property) as a majority of the members of the Board of
Directors of the Corporation may determine from time to time in their sole discretion, and shall be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans as the Corporation provides to its senior executives.

Effective November 18, 2005, the Company entered into an employment agreement with its Chief Operating Officer for a 24-month period ending November 18, 2007, which automatically renews for successive 12-month terms unless earlier terminated by the Company or the employee. In addition to an annual salary of
$214,200, the agreement entitled the officer to bonus compensation (in cash, capital stock or other property) as a majority of the members of the Board of
Directors of the Corporation may determine from time to time in their sole discretion, and shall be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans as the Corporation provides to its senior executives.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases

The Company leased office space in Pompano Beach, Florida under an operating lease which expires in February 2007. This office lease agreement has certain escalation clauses and renewal options. In March 2006, the Company vacated this lease to relocate to its new facilities in Deerfield Beach, Florida. In connection with the vacated lease, the Company accrued $134,026 in lease termination fees that management estimates is due under the remaining lease term, which has been included in accrued expense on the accompanying balance sheet. Additionally, on February 17, 2006, the Company entered into a new operating lease for approximately 50,000 square feet of office space at an office facility located in Deerfield Beach, Florida. The initial term of the
Lease commences on March 15, 2006 and terminates on March 31, 2016. The Company has the option to extend the term for two additional 36-month periods, as well as the right to terminate the Lease within the first five years, subject to certain terms and conditions as defined in the lease agreement. The monthly rent increases every 12 months, starting at $62,500 and ending at approximately
$81,550. In connection with the Lease, the Company provided a $1 million letter of credit to the landlord as a security deposit for the Company's obligations under the Lease (See Note 9). Additionally, the Company reimburses certain employees for rent incurred for office space in New York and California on a month-to-month basis.

Future minimum rental payments required under these operating leases, including the Company's new lease, are as follows:

        Year ended December 31,
                  2006                     $    737,126
                  2007                          779,760
                  2008                          790,847
                  2009                          814,572
                  2010                          839,009
               Thereafter                     4,821,488
                                           ------------

                        Total              $  8,782,802
                                           ============

Rent expense for the year ended December 31, 2005 and for the period of January
27, 2004 (inception) through December 31, 2004 was $270,189 and $104,241, respectively, including lease termination fees of $134,026 in 2005.

Litigation

The Company is involved in lawsuits, claims and legal proceedings as is normal in the ordinary course of its business. Any possible adverse outcome arising from these matters is not expected to have a material impact on its results of operations or financial position, either individually or in the aggregate.
However, our evaluation of the likely impact of these pending lawsuits could change in the future. If the potential loss from any claim or legal proceeding is probable and can be estimated, the Company will accrue a liability for estimated settlements and incurred but unpaid legal fees for services performed to date. In our opinion, the ultimate resolution of these matters will not have a materially adverse effect on its financial position, liquidity or results of operations.

               HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 9 - SUBSEQUENT EVENT

On January 11, 2006, the Company completed the fifth closing of its private offering of units (the "Units"), and terminated the offering. Each Unit consists of 50,000 shares of our common stock and a detachable, transferable warrant to purchase shares of its common stock, at a purchase price of $50,000 per Unit, to accredited investors pursuant to the terms of a Confidential Memorandum, dated
November 21, 2005, as supplemented. Each warrant entitles the holder to purchase
25,000 shares of our common stock at an exercise price of $1.50 per share and expires on the three-year anniversary of the date of issuance, subject to certain redemption provisions. On January 11, 2006, the Company closed on the sale of $6,450,000 (129 Units).

On January 12, 2006, the Company agreed to terms of employment with Alvin
Clemens under which Mr. Clemens was named Executive Chairman of the Company, an executive officer position. Under the two year agreement, Mr. Clemens is to be paid a base salary of $275,000 per year and is entitled to receive such bonus compensation as a majority of the board of directors may determine from time to time.

On January 12, 2006, the Board of Directors set the size of our Board of
Directors to seven members, and appointed Warren V. Musser to fill the vacancy created thereby. In connection with the appointment of Warren Musser to the board, the Company granted an option to purchase 250,000 shares of the Company's common stock at an exercise price of $1.00.

On February 17, 2006, the Company entered into a Lease with FG2200, LLC, a
Florida limited liability company, for approximately 50,000 square feet of office space at an office facility located at 2200 S.W. 10th Street, Deerfield
Beach, Florida 33442 (the "Lease"). The initial term of the Lease commences on
March 15, 2006 and terminates on March 31, 2016. The Company has the option to extend the term for two additional 36-month periods, as well as the right to terminate the Lease within the first five years. The monthly rent increases every 12 months, starting at $62,500 and ending at approximately $81,550. This space will replace the Company's existing 10,312 square feet of office space at
2900 Gateway Drive, Pompano Beach, Florida 33069. In connection with the Lease, the Company provided a $1 million letter of credit to the landlord as a security deposit for the Company's obligations under the Lease (see note 8 related to lease commitment).

On March 21, 2006, the Company entered into a sublease for approximately 14,000 square feet of office space located on the 7th floor at 1120 Avenue of the
Americas, New York, New York. The effectiveness of the sublease is subject to certain approvals by the landlord. The initial term of the sublease commences in
March, 2006, and terminates on December 30, 2010. The monthly rent increases every 12 months, starting at approximately $25,250 and ending at approximately
$28,416. In connection with the sublease, the Company provided a $151,503 letter of credit to the landlord as a security deposit for our obligations under the sublease.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 8A.    CONTROLS AND PROCEDURES.

      Our Chief Executive Officer and Chief Financial Officer (collectively, the
"Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon such officers' evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosures.

      The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

      Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.    OTHER INFORMATION.

      There was no information that was required to be disclosed in a report on
Form 8-K during the fourth quarter of 2005, that was not reported.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROLS PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth information regarding the members of our board of directors and our executive officers. All directors hold office for two-year terms until the election and qualification of their successors.
Officers are elected annually by the board of directors and serve at the discretion of the board:

NAME                   AGE       POSITION
----                   ---       --------
Scott Frohman          38        Chief Executive Officer and Director
Charles Eissa          33        Chief Operating Officer, President and Director
Anthony Verdi          57        Chief Financial Officer and Assistant Secretary
Daniel Brauser         24        Senior Vice President and Secretary
Alvin Clemens          67        Executive Chairman of the Board of Directors
Warren V. Musser       78        Vice Chairman of the Board of Directors
Paul Soltoff           52        Board of Directors

John Harrison          62        Board of Directors
Leon Brauser           80        Board of Directors

      The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

      SCOTT FROHMAN. Scott Frohman was the co-founder of HBDC-Private and was appointed our Chief Executive Officer and a Director on November 23, 2005 upon the closing of the Merger. Mr. Frohman has over a decade of extensive entrepreneurial experience in building and driving professional start-up organizations. Mr. Frohman served as Executive Vice President of Verid Inc., an identity verification service company, from May 2003 to January 2004. In 1997, he formed National Lead Services, specializing in various types of consumer and business data services, which later was acquired by Seisint Inc. in 1999. Mr.
Frohman also served as Vice President of Naviant from June 2004 to December 2004 and as Vice President of Seisint from September 1999 to May 2002.

      CHARLES EISSA. Charles Eissa was the co-founder of HBDC-Private and was appointed our President, Chief Operating Officer and a Director on November 23,
2005 upon the closing of the Merger. Mr. Eissa holds over a decade of experience and proven success, specializing in the operations and technology that transformed several start-up ventures into large scalable organizations. Prior to co-founding HBDC-Private, Mr. Eissa founded InTransit Media in 2004, controlling all advertising on commuter trains operated by the Port Authority of
NY and NJ, delivering 72 million annual viewer impressions. Other prior successes include being involved in the 1998 inception of Seisint Inc, a leading database and technology services company acquired by Lexis Nexis for $775 million in 2004. During his tenure at Seisint, from 1998 through 2004, Mr. Eissa was part of the team that co-founded and spun off a division named eDirect.com, which went on to make several key mergers and acquisitions consolidating under the name of Naviant, an industry leader in permission-based Internet marketing acquired by Equifax for $135 million in 2003. Prior to Naviant, Mr. Eissa served as Vice President Sales for Lens Express Inc. During his seven year tenure, Lens
Express earned its place on the Inc. 500 for three consecutive years, later resulting in an acquisition by 1-800-Contacts.

      ANTHONY VERDI. Anthony Verdi was appointed our Chief Financial Officer and
Assistant Secretary on November 23, 2005 upon the closing of the Merger and has more than thirty-four years of insurance industry experience in executive management positions in both finance and operations. From 1971 to 1986, he served in various finance and accounting capacities for the Academy Insurance
Group, ultimately serving as the Assistant Controller responsible for SEC and management reporting. From 1986 to 1990 he was Vice-President - Controller for
the InterCounty Hospitalization and Health Plans, a group medical insurer, where he was responsible for accounting, actuarial and underwriting functions as well as strategic initiatives, which ultimately resulted in the acquisition of
InterCounty by Pennsylvania Blue Shield. From 1990 to 1998 Mr. Verdi served as
Chief Financial Officer of Provident American Corporation. From 1998 until 2001,
Mr. Verdi served as Chief Operating Officer of Provident and Chief Financial
Officer of HealthAxis. Since 2001, Mr. Verdi has provided consulting services to life, health and property and casualty insurance company agency and venture capital clients, which consulting services has included interim management and advice regarding acquisitions, divestitures, product development, reinsurance programs, regulatory interaction, operations, organizational development and personnel recruiting.

      DANIEL BRAUSER. Daniel Brauser was appointed our Senior Vice President and
Secretary on November 23, 2005 upon the closing of the Merger. Until Mr. Verdi's appointment as Chief Financial Officer in November 2005, Mr. Brauser served as our Chief Financial Officer. Prior to that, Mr. Brauser served as the Accounts
Receivables Manager for Omnipoint Marketing, a South Florida based internet marketing firm from August 2003 to January 2004. During his tenure with
Omnipoint Marketing, Mr. Brauser worked directly with the executives and founders creating and implementing management reporting tools, customer credit policy and new business tracking procedures. Prior to working at Omnipoint
Marketing, Mr. Brauser served as a Financial Analyst at Seisint Inc., from May
2003 until August 2004. With Seisint Inc., Mr. Brauser built strategic competitive market analysis outlining company strengths and possible areas of necessary development and managed multiple ongoing data acquisition projects.

      ALVIN CLEMENS. Alvin H. Clemens became a director on November 23, 2005 upon the closing of the Merger and has more than forty-five years of insurance industry experience as an entrepreneur and senior executive. He has served as our Executive Chairman since January 12, 2006. He was the founder, Chairman of the Board and

CEO of Academy Insurance Group, from 1970 to 1985. Academy Insurance Group pioneered direct marketing of life and health products in the early 1970s and also developed a large captive agency force selling whole life insurance products to non-commissioned military officers. Academy reached a market capitalization of $500 million by 1985. Mr. Clemens acquired a controlling interest in Provident American Corporation, an insurance holding company, in
1989 and served as Chairman and CEO until 2001. During that time, Provident introduced unique medical products for the individual market and recruited an independent sales force that ultimately exceeded 20,000 agents selling more than
4,000 policies per month. In 1998, Mr. Clemens founded HealthAxis as a subsidiary of Provident which was a pioneer in utilizing the Internet to make direct sales to insurance customers which reached a market capitalization of approximately $2 billion in 2001. Mr. Clemens raised capital and negotiated agreements with insurance companies and Web portals such as AOL and Lycos to build a substantial internet marketing organization. From 2001 to the present,
Mr. Clemens has performed business and insurance industry consulting services through The Provident, a company he owns and operates, in addition to managing his private investments. Mr. Clemens has a B.S. degree in Business
Administration from the Penn State University and currently serves on the Board of Trustees as well as the Building, Finance and Executive Committees of Penn
State University. He is also a past member of the Board of Directors of the
Pennsylvania Insurance Federation and the Young President's Organization (YPO),
and a current member of the World President's Organization (WPO). Mr. Clemens is
a past recipient of the Theodor Herzel Award given by The Jerusalem Fund of Aish
Ha Torah and the municipality of Jerusalem for Citizenship and Entrepreneurship.
In 1995, Pennsylvania Governor Tom Ridge appointed Mr. Clemens to the Banking and Insurance Transition Team. Mr. Clemens was Co-Chairman of the Pennsylvania
IMPACCT Commission on Banking and Insurance. IMPACCT was created to streamline government and make it more efficient. Mr. Clemens is listed in Who's Who in
Finance and Industry, Who's Who in America and Who's Who in the World.

      WARREN V. (PETE) MUSSER. Pete Musser has served as a director since
January 12, 2006. Mr. Musser founded Safeguard Scientifics, Inc., a company that invested in and developed technology companies, in the 1953, took Safeguard public in 1971 and served as its Chief Executive Officer until April 2001. Mr.
Musser currently serves as Chairman and Co-Chief Executive Officer of Epitome
Systems, Inc., Chairman of Telkonet, Inc. (Nasdaq: TKO), a director of Internet
Capital Group (NASDAQ: ICGE), a director of NutriSystem, Inc. (NASDAQ: NTRI), a managing director of Intrepid Capital Partners, a director of Advantage
Entertainment Centeres, Inc., and a director of Health Advocate, Inc. He was also the co-founder of the Eastern Technology Council.

      PAUL SOLTOFF. Paul Soltoff became a director on November 23, 2005 upon the closing of the Merger and has served as Chairman of the Board and Chief
Executive Officer of SendTec, Inc. since its inception in February 2000. Upon consummation of the SendTec merger on September 1, 2004 with a subsidiary of
theglobe.com, inc., Mr. Soltoff continued in the position of Chief Executive
Officer of SendTec, subsequently acquired in October 2005 by an affiliate of
RelationServe Media, Inc. Mr. Soltoff was also elected to theglobe.com's Board of Directors and served as a director until the acquisition by RelationServe. In
1997, Mr. Soltoff became the Chief Executive Officer of Soltoff Direct
Corporation, a specialized direct marketing consulting company located in St.
Petersburg, Florida. Since the inception of SendTec, Soltoff Direct Corporation has been largely inactive.

      JOHN HARRISON. John Harrison became a director on November 23, 2005 upon the closing of the Merger and is a founding Partner and Executive Director of
The Keystone Equities Group, Inc., a full service investment banking group and a registered NASD broker-dealer which began in 2003, where he focuses on mergers and acquisitions and raising capital for marketing services companies. He is also a Managing Director of Covenant Partners, a hedge fund that invests in direct marketing services companies. In 1999, prior to joining Keystone
Equities, Mr. Harrison was a founding Partner of Emerging Growth Equities, Ltd., a full service investment banking and brokerage firm focused on raising capital for emerging technology companies addressing high-growth industry sectors. Mr.
Harrison also was President of DiMark for 15 years, beginning in 1985, and led the company's growth to becoming the sixth-largest direct marketing agency in the world before overseeing the sale of the company to Harte-Hanks in 1996. He also has held senior management positions with CUNA Mutual, RLI Insurance and
CNA Insurance where he directed their direct marketing practice. Mr. Harrison is
Chairman of the Board of Professional Insurance Marketing Association (PIMA) and
is on the Advisory Board of DePaul University's Interactive and Direct Marketing
Institute. He sits on the Boards of The Credo Group, a digital insurance agency;
IXI Corporation, a database marketing company that uses proprietary wealth and asset information; and Solutionary, Inc., a full-

service provider of managed security services. He is also an active member of
Benefits Marketing Association and Mass Marketing Insurance Institute.

      LEON BRAUSER. Leon Brauser became a director on November 23, 2005 upon the closing of the Merger and brings to the board of directors more than 50 years of experience in launching and growing businesses. His first venture originated with a New York-based car dealership, Brauser Motors, which was quickly complemented with a daily car rental and leasing company. In 1972, Mr. Brauser acquired Kertz Security Systems, Inc. and developed it into the region's leading security systems provider. It was purchased by Wayne Huizenga's Republic
Industries in 1995. Since that time, Mr. Brauser has been a private investor.

      There are no family relationships among our directors and executive officers, except that Leon Brauser, a director, is the grandfather of Daniel
Brauser, our Senior Vice President and Secretary.

AUDIT COMMITTEE

      On January 25, 2006, we established the audit committee of our board of directors. The audit committee recommends to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. Currently John Harrison is the sole member of our audit committee.

ACQUISITIONS COMMITTEE

      On January 25, 2006, we established the acquisitions committee of our board of directors. The acquisitions committee evaluates potential acquisitions by our company. The board of directors may authorize the acquisitions committee to negotiate and carry out acquisitions on such terms as the acquisitions committee deems in the best interest of the company without the further approval of the board of directors. However, the acquisitions committee may not take any action that requires the approval of our board of directors or stockholders under our bylaws, certificate of incorporation or applicable laws. The acquisitions committee is comprised of Warren V. Musser, Alvin H. Clemens and
Scott Frohman.

CODE OF ETHICS

      We adopted a Code of Business Conduct and Ethics ("Code of Ethics"), on
March 30, 2006. The Code of Ethics, in accordance with Section 406 of the
Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-B, constitutes our Code of Ethics for senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code of Ethics is included as
Exhibit 14 to this Annual Report on Form 10-KSB. A printed copy of the Code of
Ethics may also be obtained free of charge by writing to the Corporate Secretary at Health Benefits Direct Corporation, 2200 S.W. 10th Street, Deerfield Beach,
Florida 33442.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires officers and directors, and persons who beneficially own more than 10% of our common stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the
SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, we believe, during the fiscal year ended December 31, 2005, that there was compliance with all Section 16(a) filing requirements applicable to its officers, directors and
10% stockholders.

ITEM 10.    EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

      The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) our Chief Executive
Officer and (ii) all other executive officers who earned in excess of $100,000 in salary and bonus in the fiscal year ended December 31, 2005 ("named executive officers").

                                                                 Long-term
                                           Annual Compensation   Compensation
                                           -------------------   ----------------------
                                                                 Awards         Payouts
                                                                 ----------     --------
                                                                 Securities
                                                                 Underlying      LTIP      All Other
                                  Fiscal     Salary      Bonus    Options/      Payouts   Compensation
Name and Principal Position       Year         ($)        ($)     SARs (#)        ($)         ($)
------------------------------------------------------------------------------------------------------

Scott Frohman                     2005     188,470 (1)    --         --           --           --
Chief Executive Officer           2004     175,000 (1)    --         --           --           --

Charles Eissa                     2005     176,511 (1)    --         --           --           --
Chief Operating Officer &         2004     175,000 (1)    --         --           --           --
President

Daniel Brauser                    2005     217,915 (1)    --         --           --           --
Senior Vice President &           2004     175,000 (1)    --         --           --           --
Secretary

_____________________

  (1) The amount for 2004 and $162,600 of the amount for 2005 was accrued by
      HBDC-Private but not paid. In connection with the consummation of the merger, these amounts were converted into an aggregate of 333,333 shares of our common stock for each of the named executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth the stock options that were granted to the named executive officers in fiscal year 2005. We did not award any stock appreciation rights in fiscal 2005.

                                              % OF TOTAL
                                               OPTIONS
                        NUMBER OF             GRANTED TO       EXERCISE OR
                  SECURITIES UNDERLYING      EMPLOYEES IN      BASE PRICE
NAME               OPTIONS GRANTED (#)     FISCAL YEAR 2005      ($/SH)       EXPIRATION DATE
--------------    ----------------------   -----------------   ------------   ----------------

Scott Frohman            600,000                 22.3%            $2.50       November 9, 2015
Charles Eissa            500,000                 18.6%            $2.50       November 9, 2015
Daniel Brauser           500,000                 18.6%            $2.50       November 9, 2015

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth certain information concerning unexercised stock options held by the named executive officers as of December 31, 2005. None of the named executive officers exercised any of their stock options during fiscal year 2005.

                     NUMBER OF SECURITIES
                    UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-THE-
                    OPTIONS AT 2005 FISCAL          MONEY OPTIONS AT 2005
                          YEAR-END(#)               FISCAL YEAR-END ($)(1)
     NAME          EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
------------       --------------------------    ---------------------------

Scott Frohman              0/600,000                      $0/$60,000
Charles Eissa              0/500,000                      $0/$50,000
Daniel Brauser             0/500,000                      $0/$50,000

_______________

(1)  The calculation of the value of unexercised, in-the-money options held by the named executive officers is based upon the closing price of our common stock of $2.60 on the OTC Bulletin Board on December 30, 2005.

STOCK PLANS

      Effective November 23, 2005, we assumed the 2005 Non-Employee Director
Stock Option Plan of HBDC-Private, which plan was approved by written consent of a majority of our stockholders. Key features of the Directors Option Plan include:

      o     Non-employee directors of the Company and our subsidiaries are eligible to participate in the Directors Option Plan. The term of the Directors Option Plan is eight years. 1,500,000 shares of common stock have been reserved for issuance under the Directors Option
            Plan.

      o     Options are issued at the minimum of "Fair Market Value" as such term is defined in the Directors Option Plan.

      o     Options may only be issued as non-qualified stock options.

      o     Each newly elected or appointed non-employee director shall be granted an option to purchase 250,000 shares of common stock, of which 100,000 shares are exercisable immediately (however, no option shall be exercisable until such time as any vesting limitation required by Section 16 of the Exchange Act has terminated); 75,000 shares on the first anniversary of the grant and the remaining
            75,000 shares in twelve equal increments at the end of each calendar month thereafter.

      o     Each non-employee director who is appointed Chairman of the Board shall receive an additional option to purchase 250,000 shares of common stock, exercisable on the same terms as the other
            non-employee director options.

      o     Stockholder approval is required in order to replace or reprice options.

      o     The Directors Plan is administered by the board of directors or a committee designated by the board of directors.

      o     Options have a maximum of ten years.

      o     Upon a change in control, any unvested position of outstanding options shall vest and become immediately exercisable ten days prior to such change in control.

      Effective November 23, 2005, we assumed the 2005 Incentive Stock Plan of
HBDC-Private, which plan was approved by written consent of a majority of our stockholders. The purpose of the Incentive Plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of the business and an added incentive to continue to advance and contribute to us and to attract new directors, officers, consultants, advisors and employees whose services are considered valuable. As of December 31, 2005, options to purchase 2,685,000 shares have been granted under the Incentive Plan. Key features of the Incentive
Plan include:

      o     The Incentive Plan provides for the grant of options and the issuance of restricted shares.

      o     An aggregate of 2,750,000 shares of common stock have been reserved for issuance under the Incentive Plan.

      o     Options are issued at the minimum of "Fair Market Value" as such term is defined in the Incentive Plan.

      o     Both incentive and nonqualified stock options may be granted under the Incentive Plan.

      o     The Incentive Plan terminates on November 18, 2015.

      o     The exercise price of options granted pursuant to the Incentive Plan is determined by a committee but the option term may not exceed 10 years.

      o     For holders of 10% or more of the combined voting power of all classes of our stock, options may not be granted at less than 110%
            of the fair market value of the common stock at the date of grant and the option term may not exceed eight years.

      On March 14, 2006, our Board of Directors adopted a Compensation Plan for
Directors. We intend to submit the Directors Compensation Plan for approval of our stockholders within 12 months of the effective date of the plan. An aggregate of 1,000,000 shares of our common stock has been reserved for issuance under the Directors Compensation Plan, in addition to any authorized and unissued shares of common stock available for issuance under the Directors
Option Plan. The purpose of the Directors Compensation Plan is to provide a comprehensive compensation program to attract and retain qualified individuals to serve as directors. We are authorized to award cash fees and issue non-qualified stock options under the Directors Compensation Plan. The Directors
Compensation Plan is administered by our Board of Directors, or the Compensation
Committee of the Board. The Directors Compensation Plan provides for:

      o     a one-time payment of $250,000 to each non-employee director who serves as Vice Chairman of the Board (who is not also Chairman or an
            Executive Chairman), $125,000 of which is payable upon the adoption of the Directors Compensation Plan and $125,000 of which is payable in twelve equal monthly installments commencing March 31, 2006, so long as such person remains a director and is serving in such capacity on the date of each such installment;

      o     a one-time grant of an additional option to purchase 425,000 shares of our common stock to each non-employee director who is or has been appointed or elected as Vice Chairman of the Board (who is not also
            Chairman or an Executive Chairman) on the later of the date of (a)
            such appointment or election, or (b) adoption of the Plan;

      o     the payment of $1,000 to each director for each special or committee meeting of the Board of Directors attended, in person or by telephone, as reimbursement of fees and expenses of attendance and participation by such director at such meeting;

      o     an annual retainer of $1,000 payable to each director upon appointment as chairperson of a committee of the Board of Directors;

      o     an automatic initial grant of an option to purchase 100,000 shares of our common stock to each director who joins our Board, at an exercise price equal to the fair market value on the date of such election to the Board;

      o     the grant of an option to purchase 10,000 shares of our common stock to each director re-elected to our Board, at an exercise price equal to the fair market value on the date of such reelection to the
            Board;

      o     except for the one-time grants to our Vice Chairmen, which option shall vest and become exercisable as to one-half of the shares subject to the option six months from the date of grant, and the other half of the shares six months thereafter, all options granted under the Directors Compensation Plan shall vest as follows:
            one-third of the shares shall be exercisable on the first
            anniversary of the date of grant, an additional one-third of the shares on the second year anniversary, and the remaining one-third of the shares on the third anniversary of the date of grant; and

      o     The term of each option under the Directors Compensation Plan is five years.

EMPLOYMENT, SEVERANCE AND OTHER AGREEMENTS

      Pursuant to a written employment agreement, Scott Frohman serves as our
Chief Executive Officer. He is paid a salary of $258,300 per annum and is entitled to receive such bonus compensation as a majority of the board of directors may determine from time to time. Mr. Frohman's employment agreement terminates on October 10, 2007.

      Pursuant to a written employment agreement, Charles Eissa serves as our
Chief Operating Officer. He is paid a salary of $214,200 per annum and is entitled to receive such bonus compensation as a majority of the board of directors may determine from time to time. Mr. Eissa's employment agreement terminates on November 18, 2007.

      Pursuant to a written employment agreement, Daniel Brauser serves as our
Senior Vice President. He is paid a salary of $157,500 per annum and is entitled to receive such bonus compensation as a majority of the board of directors may determine from time to time. Mr. Brauser's employment agreement terminates on
November 10, 2007.

      Pursuant to a written employment agreement, Anthony Verdi serves as our
Chief Financial Officer. He is paid a salary of $225,000 per annum and is entitled to receive such bonus compensation as a majority of the board of directors may determine from time to time. Mr. Verdi's employment agreement terminates on November 10, 2007.

      Pursuant to a written employment agreement, Alvin H. Clemens serves as our
Executive Chairman of the Board, an executive officer position. Under the two-year agreement, Mr. Clemens is paid a base salary of $275,000 per annum and is entitled to receive such bonus compensation as a majority of the board of directors may determine from time to time. Mr. Clemens' employment agreement terminates on January 12, 2008.

      Pursuant to Director and Officer Indemnification Agreements entered into with each of our directors and officers, we have agreed to indemnify each of our directors and officers to the fullest extent of the law permitted or required by the State of Delaware.

      All shares of common stock held by Scott Frohman, Charles Eissa and Daniel
Brauser (together with the shares held by their respective affiliates) are subject to lock-up provisions that provide restrictions on the future sale of common stock by the holders and their transferees. These lock-up provisions provide, in general, that these shares may not directly or indirectly be offered, sold, offered for sale, contracted for sale, hedged, or otherwise transferred or disposed of, for a period of twelve (12) months following the purchase of such shares in the private placement, and for an additional twelve
(12) months thereafter each holder may only sell up to 50% of his portion of these shares. We have agreed that within twelve (12) months following the private placement, subject to the lock up

restrictions just described, we will file a registration statement with the SEC covering the resale of these shares of common stock held by our founders and for management shares issued and issuable under options and other awards.

COMPENSATION OF DIRECTORS

      Effective November 23, 2005, our board of directors adopted the Directors
Plan. The Directors Plan provides for the automatic initial grant of options to purchase 250,000 of our common stock to each non-employee director who joins our board of directors, at an exercise price equal to the fair market value at the date of such appointment or election to the board, subject to vesting as follows: 100,000 shares are exercisable immediately (however, no option shall be exercisable until such time as any vesting limitation required by Section 16 of the Exchange Act has expired); 75,000 shares on the first anniversary of the grant and the remaining 75,000 shares in twelve equal increments at the end of each calendar month thereafter. Each non-employee director newly elected as
Chairman of the Board of Directors is entitled to receive options to purchase an additional 250,000 shares of the Company's common stock at an exercise price equal to the fair market value at the date of such election and which vests as set forth above.

      On March 14, 2006, our Board of Directors adopted a Compensation Plan for
Directors. We intend to submit the Directors Compensation Plan for approval of our stockholders within 12 months of the effective date of the plan. We are authorized to award cash fees and issue non-qualified stock options under the
Directors Compensation Plan. The Directors Compensation Plan provides for: (i) a one-time payment of $250,000 to each non-employee director who serves as Vice
Chairman of the Board (who is not also Chairman or an Executive Chairman),
$125,000 of which is payable upon the adoption of the Directors Compensation
Plan and $125,000 of which is payable in twelve equal monthly installments commencing March 31, 2006, so long as such person remains a director and is serving in such capacity on the date of each such installment; (ii) a one-time grant of an additional option to purchase 425,000 shares of our common stock to each non-employee director who is or has been appointed or elected as Vice
Chairman of the Board (who is not also Chairman or an Executive Chairman) on the later of the date of (a) such appointment or election, or (b) adoption of the
Plan; (iii) the payment of $1,000 to each director for each special or committee meeting of the Board of Directors attended, in person or by telephone, as reimbursement of fees and expenses of attendance and participation by such director at such meeting; (iv) an annual retainer of $1,000 payable to each director upon appointment as chairperson of a committee of the Board of
Directors; (v) an automatic initial grant of an option to purchase 100,000 shares of our common stock to each director who joins our Board, at an exercise price equal to the fair market value on the date of such election to the Board;
and (vi) the grant of an option to purchase 10,000 shares of our common stock to each director re-elected to our Board, at an exercise price equal to the fair market value on the date of such reelection to the Board. Except for the one-time grants to our Vice Chairmen, which option shall vest and become exercisable as to one-half of the shares subject to the option six months from the date of grant, and the other half of the shares six months thereafter, all options granted under the Directors Compensation Plan shall vest as follows:
one-third of the shares shall be exercisable on the first anniversary of the date of grant, an additional one-third of the shares on the second year anniversary, and the remaining one-third of the shares on the third anniversary of the date of grant.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS.

      The information regarding beneficial ownership of our common stock is being presented in accordance with the rules of the SEC. Under these rules, a person or entity may be deemed to beneficially own any shares as to which such person or entity, directly or indirectly, has or shares voting power or investment power, or has the right to acquire voting or investment power within
60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person, plus
(ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

      Based solely upon information available to us, the following table sets forth certain information regarding beneficial ownership of our common stock as of March 25, 2006 by (i) each person or entity known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors and named executive officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to such shares of common stock:

               NAME AND ADDRESS OF                      NUMBER OF SHARES         PERCENTAGE OF SHARES
                BENEFICIAL OWNER                     BENEFICIALLY OWNED (1)     BENEFICIALLY OWNED (2)
-------------------------------------------------   -------------------------   ----------------------

5% OR GREATER STOCKHOLDERS:

Daniel Brauser (3)                                          2,413,882                    9.0%
Marlin Capital Partners I, LLC
595 North Federal Highway
Boca Raton, Florida 33432

Marcy Unterman                                              1,500,000                    5.5%
301 East 66th Street
New York, New York 10021

Gerald Unterman                                             1,500,000                    5.5%
610 Park Avenue
New York, New York 10021

Arthur J. Nagle and Paige L. Nagle JTWROS                   1,500,000                    5.5%
19 Garden Avenue
Bronxville, New York 10708

H.F. Lenfest                                                1,500,000                    5.5%
2445 Oaks Circle
Huntingdon Valley, PA 19006

DIRECTORS AND NAMED EXECUTIVE OFFICERS:

Scott Frohman                                             2,847,083 (4)                 10.7%
Charles Eissa                                             2,275,946 (5)                  8.5%
Alvin H. Clemens                                          2,175,000 (6)                  7.9%
Paul Soltoff                                               175,000 (7)                    *
John Harrison                                              286,750 (8)                   1.1%
Leon Brauser                                               100,000(9)                     *
Warren V. Musser                                          440,000 (10)                   1.6%
All officers and directors as a group (9 persons)          10,788,661                   38.1%
                                                    (3)(4)(5)(6)(7)(8)(9)(10)

______________________________
* Less than 1%

    (1)   Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes options and warrants to purchase shares of common stock exercisable within sixty
          (60) days. Unless otherwise noted, shares are owned of record and beneficially by the named person.

    (2)   Based upon 26,691,471 shares of common stock outstanding on March 24,
          2006 and, with respect to each individual holder, rights to acquire common stock exercisable within sixty (60) days.

    (3)   Includes 2,413,882 shares owned by Marlin Capital Partners I, LLC, of which Daniel Brauser is the Manager and therefore may be deemed to beneficially own such shares. Mr. Brauser disclaims beneficial ownership of the shares owned by Marlin Capital Partners I, LLC, except to the extent of his equity interest therein. Does not include outstanding options to purchase 500,000 shares that are not currently exercisable.

    (4)   Does not include outstanding options to purchase 600,000 shares that are not currently exercisable.

    (5)   Does not include outstanding options to purchase 500,000 shares that are not currently exercisable.

    (6)   Includes (i) 1,000,000 shares of common stock and warrants to purchase
          500,000 shares of common stock owned by The Clemens-Beaver Creek
          Limited Partnership, of which Alvin H. Clemens is the general partner and therefore may be deemed to beneficially own such shares and (ii)
          100,000 shares held by Mr. Clemens' minor children. Mr. Clemens disclaims beneficial ownership of the shares owned by The
          Clemens-Beaver Creek Limited Partnership, except to the extent of his equity interest therein. Includes outstanding options to purchase
          200,000 shares and warrants to purchase 75,000 shares, all of which are exercisable within sixty days. Excludes options to purchase
          300,000 shares that are not exercisable.

    (7)   Includes outstanding options to purchase 100,000 shares and warrants to purchase 25,000 shares, all of which are exercisable within sixty days. Excludes options to purchase 150,000 shares that are not exercisable.

    (8)   Includes outstanding options to purchase 100,000 shares and warrants to purchase 86,750 shares, all of which are exercisable within sixty days. Excludes options to purchase 150,000 shares that are not exercisable.

    (9)   Includes outstanding options to purchase 100,000 shares exercisable within sixty days and excludes options to purchase 150,000 shares that are not exercisable.

    (10)  Includes outstanding warrants to purchase 440,000 shares, which are exercisable within sixty days, and excludes options to purchase
          250,000 shares that are not exercisable.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In March 2006, we entered into a Marketing Services Agreement with
SendTec, Inc. Paul Soltoff, one of our directors, is the Chief Executive Officer of SendTec. SendTec will provide us with certain marketing and advertising services, including strategic and creative marketing and advertising development, the creation and production of direct response television advertisements, media planning and purchasing of media time. SendTec will receive a flat fee of $7,500 per month plus commissions based on the amount of services rendered. The agreement can be terminated by either party upon thirty-days notice.

      During 2005, Scott Frohman, our Chief Executive Officer and a Director,
had advanced HBDC-Private a total of $191,000, accruing interest at 5% per annum, payable upon the demand of Scott Frohman. Of this amount, $95,000 was repaid out of the net proceeds of the private placement and $96,000 was converted into common stock at $1.00 per share upon the closing of the private placement.

      During 2005, Charles Eissa, our Chief Operating Officer, President and a
Director, had advanced HBDC-Private a total of $48,000, accruing interest at 5%
per annum, payable upon the demand of Charles Eissa. Of this amount, $24,000 was repaid out of the net proceeds of the private placement and $24,000 was converted into common stock at $1.00 per share upon the closing of the private placement.

      During 2005, Marlin Capital Partners I, LLC had advanced HBDC-Private a total of $334,400, accruing interest at 5% per annum, payable upon the demand of
Marlin Capital Partners I, LLC. Daniel Brauser, our Senior Vice President and
Secretary, is an affiliate and control person of Marlin Capital Partners I, LLC.
Of this amount, $167,200 was repaid out of the net proceeds of the private placement and $167,200 was converted into common stock at $1.00 per share upon the closing of the private placement.

      On September 16, 2005, Alvin H. Clemens, our Executive Chairman, purchased
300,000 shares of our common stock and a five-year warrant to purchase an additional 75,000 shares of our common stock at an exercise price of $1.50 per share in a private offering, for an aggregate purchase price of $225,000. In connection with the purchase of these securities, Mr. Clemens was granted "piggy back" registration rights with regard to the shares and the shares underlying the warrants.

      John Harrison, a Director, is associated with Keystone Equities Group,
L.P. The Keystone Equities Group, L.P. served as placement agent in connection with our recent private placement. The placement agent received (i) a total cash fee of $558,000 (4% of the gross proceeds), and (ii) five-year warrants to purchase 735,000 shares (5% of the shares sold in the private placement) of our common stock at an exercise price of $1.50 per share.

      Pursuant to an Advisory Agreement, dated November 1, 2005, with Warren V.
Musser, the Vice-Chairman of our board of directors, he introduced potential investors to us and provided us with additional services. Under the Advisory
Agreement, Mr. Musser did not (a) solicit investors to make any investment, (b)
make any recommendations to individuals regarding an investment, or (c) provide any analysis or advice regarding an investment. As consideration for his services, Mr. Musser received a total cash fee equal to $352,000 and five-year warrants to purchase 440,000 shares of our common stock at an exercise price of
$1.50 per share.

ITEM 13.    EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

     2.1    Agreement and Plan of Merger, dated as of November 23, 2005, by and among Darwin Resources Corp., Health Benefits Direct Corporation,
            and HBDC II, Inc. (Incorporated herein by Reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 30,
            2005 (the "November 30, 2005 8-K")).

     3.1    Certificate of Incorporation of the Company (Incorporated herein by
            Reference to Exhibit 3.1 to the Company's Current Report on Form 8-K
            filed on November 22, 2005 (the "November 22, 2005 8-K")).

     3.2    By-laws of the Company (Incorporated herein by Reference to Exhibit
            3.2 to the November 22, 2005 8-K).

     3.3    Certificate of Amendment to Certificate of Incorporation of the
            Company, changing name to Health Benefits Direct Corporation
            (Incorporated herein by reference to Exhibit 3.3 to the November 30,
            2005 8-K).

     3.4    Certificate of Merger of HBDC II, Inc. with and into Health Benefits
            Direct Corporation (Incorporated herein by reference to Exhibit 3.4 to the November 30, 2005 8-K).

     4.1    Form of Common Stock Purchase Warrant Certificate (Incorporated
            herein by reference to Exhibit 4.1 to the November 30, 2005 8-K).

    4.2*    Warrant to Purchase Common Stock issued to Alvin H. Clemens.

    10.1    Health Benefits Direct Corporation 2005 Incentive Stock Plan
            (Incorporated herein by reference to Exhibit 10.1 to the November
            30, 2005 8-K).

    10.2    Health Benefits Direct Corporation 2005 Non-Employee Directors Stock
            Option Plan (Incorporated herein by reference to Exhibit 10.1 to the
            Company's Current Report on Form 8-K/A filed on December 22, 2005).

    10.3    Health Benefits Direct Corporation Compensation Plan for Directors
            (Incorporated herein by reference to Exhibit 10.1 to the Company's
            Current Report on Form 8-K filed on March 20, 2006).

    10.4    Placement Agent Agreement, dated October 19, 2005, by and between
            Keystone Equities Group, Inc. and Health Benefits Direct Corporation
            (Incorporated herein by reference to Exhibit 10.3 to the November
            30, 2005 8-K).

    10.5    Final Term Sheet, dated as of November 15, 2005, by and among Health
            Benefits Direct Corporation, Keystone Equities Group, Inc. and The
            Musser Group LLC (Incorporated herein by reference to Exhibit 10.4 to the November 30, 2005 8-K).

    10.6    Form of Private Placement Subscription Agreement (Incorporated
            herein by reference to Exhibit 10.5 to the November 30, 2005 8-K).

    10.7    Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 10.6 to the November 30, 2005 8-K).

    10.8    Lease Agreement dated February 9, 2004 by and between Case Holding
            Co. and Platinum Partners, LLC for 2900 Gateway Drive, Pompano
            Beach, Florida (Incorporated herein by reference to Exhibit 10.7 to the November 30, 2005 8-K).

    10.9    Lease by and between Health Benefits Direct Corporation and FG2200,
            LLC, effective March 15, 2006 (incorporated herein by reference to
            Exhibit 10.1 to the Company's Current Report on Form 8-K filed on
            March 6, 2006).

   10.10    Managing General Agents Agreement by and between Michael Tobias
            (Health Benefits Direct) and Health Plan Administrators, Inc., dated as of November 11, 2005 (Incorporated herein by reference to Exhibit
            10.8 to the November 30, 2005 8-K).

   10.11    Marketer/Agent Bonus Compensation Agreement by and between Health
            Benefits Direct Corporation and Continental General Insurance
            Products, dated as of May 10, 2005 (Incorporated herein by reference to Exhibit 10.9 to the November 30, 2005 8-K).

   10.12    Schedule of Commissions by and between Health Benefits Direct
            Corporation and Continental General Insurance Products, dated as of
            May 10, 2005 (Incorporated herein by reference to Exhibit 10.10 to the November 30, 2005 8-K).

   10.13    Marketer/Agent Compensation Agreement by and between Health Benefits
            Direct Corporation and Jefferson National Life Insurance Company,
            dated as of May 10, 2005 (Incorporated herein by reference to
            Exhibit 10.11 to the November 30, 2005 8-K).

   10.14    Managing General Agent Contract by and between Health Benefits
            Direct Corporation and America's Health Care Plan/Rx America Agency,
            Inc. (Incorporated herein by reference to Exhibit 3.3 to the
            November 30, 2005 8-K).

   10.15    Marketer/Agent Compensation Agreement by and between Health Benefits
            Direct Corporation and Golden Rule Insurance Products, dated as of
            May 10, 2005 (Incorporated herein by reference to Exhibit 10.13 to the November 30, 2005 8-K).

   10.16    Employment Agreement dated October 10, 2005, by and Between Health
            Benefits Direct Corporation and Scott Frohman (Incorporated herein by reference to Exhibit 10.14 to the November 30, 2005 8-K).

   10.17    Employment Agreement dated November 18, 2005, by and between Health
            Benefits Direct Corporation and Charles Eissa (Incorporated herein by reference to Exhibit 10.15 to the November 30, 2005 8-K).

   10.18    Employment Agreement dated November 10, 2005, by and between Health
            Benefits Direct Corporation and Daniel Brauser (Incorporated herein by reference to Exhibit 10.16 to the November 30, 2005 8-K).

   10.19    Employment Agreement dated November 10, 2005, by and between Health
            Benefits Direct Corporation and Anthony Verdi (Incorporated herein by reference to Exhibit 10.17 to the November 30, 2005 8-K).

   10.20    Employment Agreement dated January 12, 2006 by and between Health
            Benefits Direct Corporation and Alvin H. Clemens (Incorporated
            herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on January 17, 2006).

   10.21    Form of Director and Officer Indemnification Agreement with directors and key officers of the Company (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form
            8-K filed on January 17, 2006).

   10.22    Securities Contribution Agreement dated as of September 9, 2005, by and among Health Benefits Direct Corporation, Marlin Capital
            Partners I, LLC, Scott Frohman, Charles Eissa, Platinum Partners II
            LLC and Dana Boskoff (Incorporated herein by reference to Exhibit
            10.22 to the November 30, 2005 8-K).

   10.23    Letter from Robert Ferguson dated as of November 23, 2005, resigning as a director and officer of Darwin-DE and its subsidiaries
            (Incorporated herein by reference to Exhibit 10.23 to the November
            30, 2005 8-K).

   10.24    Lockup Agreement, dated as of November 23, 2005, by and among Health
            Benefits Direct Corporation, Scott Frohman, Charles Eissa and Daniel
            Brauser (Incorporated herein by reference to Exhibit 10.24 to the
            November 30, 2005 8-K).

   10.25    Advisory Agreement dated as of November 1, 2005, by and between
            Health Benefits Direct Corporation and Warren V. Musser
            (Incorporated herein by reference to Exhibit 10.25 to the November
            30, 2005 8-K).

  10.26*    Subscription Agreement, dated September 16, 2005, by and between
            Health Benefits Direct Corporation and Alvin H. Clemens.

  10.27*    Registration Rights Agreement, dated September 16, 2005, by and between Health Benefits Direct Corporation and Alvin H. Clemens.

     14*    Code of Ethics

      16    Letter from Morgan & Company to the Securities and Exchange
            Commission, dated November 23, 2005 (incorporated herein by reference to Exhibit 16 to the Company's Current Report on Form 8-K
            filed November 30, 2005)

     21*    Subsidiaries of Health Benefits Direct Corporation

     24*    Power of Attorney (included on signature page)

   31.1*    Section 302 Certification of Principal Executive Officer.

   31.2*    Section 302 Certification of Principal Financial Officer.

   32.1*    Section 906 Certification of Principal Executive Officer.

   32.2*    Section 906 Certification of Principal Financial Officer.

                                       58

__________________
*   filed herewith

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Our principal accountant for the audit of our annual financial statements for the fiscal year ended December 31, 2005, was Sherb & Co., LLP. The following table shows the fees paid or accrued by us to Sherb & Co., LLP during the periods indicated.

Type of Service               Fiscal 2005
---------------               -----------
Audit Fees (1)                  $34,000
Audit-Related Fees (2)            2,000
Tax Fees (3)                     15,000
All Other Fees (4)                    -
                              -----------
   Total                        $51,000

      Our principal accountant for the audit of our financial statements for the period from our inception in October 21, 2004, to the Merger, was Morgan &
Company. The following table shows fees paid or accrued by us to Morgan &
Company during the period indicated.

Type of Service               Fiscal 2004            Fiscal 2005
---------------               -----------            -----------
Audit Fees (1)                  $2,050                    $3,160
Audit-Related Fees (2)                                     1,820
Tax Fees (3)                                                 270
All Other Fees (4)                                             -
                              ----------------------------------
   Total                        $2,050                    $5,250

(1)   Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

(2)   Comprised of services rendered in connection with our capital raising efforts, registration statement and consultations regarding financial accounting and reporting.

(3)   Comprised of services for tax compliance, tax return preparation, tax advice and tax planning.

(4)   Fees related to other filings with the SEC, including consents.

      There were no fees paid to either of our auditors in either 2005 or 2004 related to other services. No fees were paid to either of our auditors for financial information systems design or implementation services during 2005 or
2004.

      We have not established any pre-approval procedures, but instead review each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors.
Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. All of the fees shown above were pre-approved by us.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2006                   HEALTH BENEFITS DIRECT CORPORATION

                                         By: /s/ Scott Frohman
                                             ___________________________________
                                              Scott Frohman
                                              Chief Executive Officer

                                POWER OF ATTORNEY

      Know all men by these presents, that each person whose signature appears below hereby makes, constitutes and appoints Scott Frohman and Anthony R. Verdi his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott Frohman
_______________________    Chief Executive Officer and Director
SCOTT FROHMAN              (Principal Executive Officer)                      March 31, 2006

/s/ Anthony R. Verdi
_______________________    Chief Financial Officer and Assistant Secretary
ANTHONY R. VERDI           (Principal Financial and Accounting Officer)       March 31, 2006

/s/ Alvin H. Clemens
_______________________    Executive Chairman of the Board of Directors
ALVIN H. CLEMENS                                                              March 31, 2006

/s/ Warren V. Musser
_______________________    Director
WARREN V. MUSSER                                                              March 31, 2006

/s/ Charles Eissa
_______________________    Chief Operating Officer, President and Director
CHARLES EISSA                                                                 March 31, 2006

/s/ John Harrison
_______________________    Director
JOHN HARRISON                                                                 March 31, 2006

/s/ Leon Brauser
_______________________    Director
LEON BRAUSER                                                                  March 31, 2006

/s/ Paul Soltoff
_______________________    Director
PAUL SOLTOFF                                                                  March 31, 2006

EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
---------      -----------
      2.1      Agreement and Plan of Merger, dated as of November 23, 2005, by and among Darwin Resources Corp., Health Benefits Direct
               Corporation, and HBDC II, Inc. (Incorporated herein by Reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 30, 2005 (the "November 30, 2005 8-K")).

      3.1      Certificate of Incorporation of the Company (Incorporated herein by Reference to Exhibit 3.1 to the Company's Current Report on
               Form 8-K filed on November 22, 2005 (the "November 22, 2005
               8-K")).

      3.2      By-laws of the Company (Incorporated herein by Reference to
               Exhibit 3.2 to the November 22, 2005 8-K).

      3.3      Certificate of Amendment to Certificate of Incorporation of the
               Company, changing name to Health Benefits Direct Corporation
               (Incorporated herein by reference to Exhibit 3.3 to the November
               30, 2005 8-K).

      3.4      Certificate of Merger of HBDC II, Inc. with and into Health
               Benefits Direct Corporation (Incorporated herein by reference to
               Exhibit 3.4 to the November 30, 2005 8-K).

      4.1      Form of Common Stock Purchase Warrant Certificate (Incorporated
               herein by reference to Exhibit 4.1 to the November 30, 2005 8-K).

      4.2*     Warrant to Purchase Common Stock issued to Alvin H. Clemens.

     10.1      Health Benefits Direct Corporation 2005 Incentive Stock Plan
               (Incorporated herein by reference to Exhibit 10.1 to the November
               30, 2005 8-K).

     10.2      Health Benefits Direct Corporation 2005 Non-Employee Directors
               Stock Option Plan (Incorporated herein by reference to Exhibit
               10.1 to the Company's Current Report on Form 8-K/A filed on
               December 22, 2005).

     10.3      Health Benefits Direct Corporation Compensation Plan for
               Directors (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20,
               2006).

     10.4      Placement Agent Agreement, dated October 19, 2005, by and between
               Keystone Equities Group, Inc. and Health Benefits Direct
               Corporation (Incorporated herein by reference to Exhibit 10.3 to the November 30, 2005 8-K).

     10.5      Final Term Sheet, dated as of November 15, 2005, by and among
               Health Benefits Direct Corporation, Keystone Equities Group, Inc.
               and The Musser Group LLC (Incorporated herein by reference to
               Exhibit 10.4 to the November 30, 2005 8-K).

     10.6      Form of Private Placement Subscription Agreement (Incorporated
               herein by reference to Exhibit 10.5 to the November 30, 2005
               8-K).

     10.7      Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 10.6 to the November 30, 2005 8-K).

     10.8      Lease Agreement dated February 9, 2004 by and between Case
               Holding Co. and Platinum Partners, LLC for 2900 Gateway Drive,
               Pompano Beach, Florida (Incorporated herein by reference to
               Exhibit 10.7 to the November 30, 2005 8-K).

     10.9      Lease by and between Health Benefits Direct Corporation and
               FG2200, LLC, effective March 15, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form
               8-K filed on March 6, 2006).

    10.10      Managing General Agents Agreement by and between Michael Tobias
               (Health Benefits Direct) and Health Plan Administrators, Inc.,
               dated as of November 11, 2005 (Incorporated herein by reference to Exhibit 10.8 to the November 30, 2005 8-K).

    10.11      Marketer/Agent Bonus Compensation Agreement by and between Health
               Benefits Direct Corporation and Continental General Insurance
               Products, dated as of May 10, 2005 (Incorporated herein by reference to Exhibit 10.9 to the November 30, 2005 8-K).

    10.12      Schedule of Commissions by and between Health Benefits Direct
               Corporation and Continental General Insurance Products, dated as of May 10, 2005 (Incorporated herein by reference to Exhibit
               10.10 to the November 30, 2005 8-K).

    10.13      Marketer/Agent Compensation Agreement by and between Health
               Benefits Direct Corporation and Jefferson National Life Insurance
               Company, dated as of May 10, 2005 (Incorporated herein by
               reference to Exhibit 10.11 to the November 30, 2005 8-K).

    10.14      Managing General Agent Contract by and between Health Benefits
               Direct Corporation and America's Health Care Plan/Rx America
               Agency, Inc. (Incorporated herein by reference to Exhibit 3.3 to the November 30, 2005 8-K).

    10.15      Marketer/Agent Compensation Agreement by and between Health
               Benefits Direct Corporation and Golden Rule Insurance Products,
               dated as of May 10, 2005 (Incorporated herein by reference to
               Exhibit 10.13 to the November 30, 2005 8-K).

    10.16      Employment Agreement dated October 10, 2005, by and Between
               Health Benefits Direct Corporation and Scott Frohman
               (Incorporated herein by reference to Exhibit 10.14 to the
               November 30, 2005 8-K).

    10.17      Employment Agreement dated November 18, 2005, by and between
               Health Benefits Direct Corporation and Charles Eissa
               (Incorporated herein by reference to Exhibit 10.15 to the
               November 30, 2005 8-K).

    10.18      Employment Agreement dated November 10, 2005, by and between
               Health Benefits Direct Corporation and Daniel Brauser
               (Incorporated herein by reference to Exhibit 10.16 to the
               November 30, 2005 8-K).

    10.19      Employment Agreement dated November 10, 2005, by and between
               Health Benefits Direct Corporation and Anthony Verdi
               (Incorporated herein by reference to Exhibit 10.17 to the
               November 30, 2005 8-K).

    10.20      Employment Agreement dated January 12, 2006 by and between Health
               Benefits Direct Corporation and Alvin H. Clemens (Incorporated
               herein by reference to Exhibit 10.9 to the Company's Current
               Report on Form 8-K filed on January 17, 2006).

    10.21      Form of Director and Officer Indemnification Agreement with directors and key officers of the Company (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form
               8-K filed on January 17, 2006).

    10.22      Securities Contribution Agreement dated as of September 9, 2005, by and among Health Benefits Direct Corporation, Marlin Capital
               Partners I, LLC, Scott Frohman, Charles Eissa, Platinum Partners
               II LLC and Dana Boskoff (Incorporated herein by reference to
               Exhibit 10.22 to the November 30,

               2005 8-K).

    10.23      Letter from Robert Ferguson dated as of November 23, 2005, resigning as a director and officer of Darwin-DE and its
               subsidiaries (Incorporated herein by reference to Exhibit 10.23 to the November 30, 2005 8-K).

    10.24      Lockup Agreement, dated as of November 23, 2005, by and among
               Health Benefits Direct Corporation, Scott Frohman, Charles Eissa
               and Daniel Brauser (Incorporated herein by reference to Exhibit
               10.24 to the November 30, 2005 8-K).

    10.25      Advisory Agreement dated as of November 1, 2005, by and between
               Health Benefits Direct Corporation and Warren V. Musser
               (Incorporated herein by reference to Exhibit 10.25 to the
               November 30, 2005 8-K).

    10.26*     Subscription Agreement, dated September 16, 2005, by and between
               Health Benefits Direct Corporation and Alvin H. Clemens.

    10.27*     Registration Rights Agreement, dated September 16, 2005, by and between Health Benefits Direct Corporation and Alvin H. Clemens.

       14*     Code of Ethics

       16      Letter from Morgan & Company to the Securities and Exchange
               Commission, dated November 23, 2005 (incorporated herein by reference to Exhibit 16 to the Company's Current Report on Form
               8-K filed November 30, 2005)

       21*     Subsidiaries of Health Benefits Direct Corporation

       24*     Power of Attorney (included on signature page)

     31.1*     Section 302 Certification of Principal Executive Officer.

     31.2*     Section 302 Certification of Principal Financial Officer.

     32.1*     Section 906 Certification of Principal Executive Officer.

     32.2*     Section 906 Certification of Principal Financial Officer.

_____________________
*   filed herewith

