Form 10QSB
period 2006-03-31
HEALTH BENEFITS DIRECT CORP
filed 2006-05-12
CIK 1309442

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from                      to
Commission File Number: 333-123081
HEALTH BENEFITS DIRECT CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	98-0438502

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
5 Radnor Corporate Center, Suite 555
Radnor, Pennsylvania 19087
(Address of Principal Executive Offices)
(610) 971-6197
(Issuer’s Telephone Number, Including Area Code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,691,471 shares of common stock at May 10, 2006.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

HEALTH BENEFITS DIRECT CORPORATION
FORM 10-QSB
QUARTERLY PERIOD ENDED MARCH 31, 2006
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

Consolidated Balance Sheet As of March 31, 2006 (Unaudited)	3

Consolidated Statements of Operations (Unaudited) For the Three Months Ended March 31, 2006 and 2005	4

Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2006 and 2005	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis or Plan of Operation	19

Item 3 — Controls and Procedures	24

PART II — OTHER INFORMATION

Item 6 — Exhibits	25

Signatures	26
RULE 13a-14(a) CERTIFICATION OF CEO
RULE 13a-14(a) CERTIFICATION BY CFO
RULE 13a-14(b) CERTIFICATION OF CEO
RULE 13a-14(b) CERTIFICATION BY CFO

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

March 31, 2006
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$10,264,834
Accounts receivable, less allowance for doubtful accounts of $15,747	207,517
Deferred compensation advances	280,704
Prepaid expenses	392,385

Total current assets	11,145,440

Property and equipment, net	777,170
Intangibles, net	166,466
Other assets	64,105

Total Assets	$12,153,181

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$399,630
Accounts payable	488,957
Accrued expenses	439,108
Due to related parties	198,756
Unearned commission advances	1,403,518

Total current liabilities	2,929,969

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 Par value; 10,000,000 share authorized; no shares issued and outstanding)	—
Common stock ($.001 Par value; 90,000,000 share authorized; 26,691,471 shares issued and outstanding at March 31, 2006)	26,691
Additional paid-in capital	16,606,299
Accumulated deficit	(6,310,793)
Less: deferred compensation	(1,098,985)

Total shareholders’ equity	9,223,212

Total liabilities and shareholders’ equity	$12,153,181

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues, net	$1,268,307	$465,069

Cost of revenues	601,205	104,382

Gross profit	667,102	360,687

Operating Expenses:
Salaries, commission and related taxes	1,819,951	536,937
Depreciation and amortization	54,143	18,151
Professional fees	314,960	8,460
Management salaries — related parties	—	157,500
Other general and administrative	657,529	207,382

	2,846,583	928,430

Loss from operations	(2,179,481)	(567,743)

Other income (expense):
Registration rights penalty	60,537	—
Interest income	112,278	—
Interest expense	(5,693)	(3,121)

Total other income (expense)	167,122	(3,121)

Net loss	$(2,012,359)	$(570,864)

Net loss per common share:
Net loss per common share — basic and diluted	$(0.08)	$(0.07)

Weighted average common shares outstanding — basic and diluted	25,903,138	7,800,000

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(2,012,359)	$(570,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,270	18,151
Stock-based compensation and consulting	125,997	—
Changes in assets and liabilities:
Accounts receivable	(13,256)	14,440
Deferred compensation advances	(107,008)	—
Prepaid expenses and other current assets	(392,385)	(6,862)
Other assets	(41,447)	6,933
Accounts payable	107,645	27,065
Accrued expenses	28,585	(35,747)
Due to related parties	(8,998)	197,831
Unearned commission advances	516,579	213,931

Net cash used in operating activities	(1,727,377)	(135,122)

Cash Flows From Investing Activities:
Purchase of property and equipment	(557,252)	(15,929)
Purchase of intangible assets and capitalization of software development	(48,137)	(22,666)

Net cash used in investing activities	(605,389)	(38,595)

Cash Flows From Financing Activities:
Gross proceeds from sales of common stock	6,450,000	—
Placement and other fees paid in connection with offering	(285,826)	—
Proceeds from related party advances	—	160,200

Net cash provided by financing activities	6,164,174	160,200

Net increase in cash	3,831,408	(13,517)

Cash — beginning of year	6,433,426	13,517

Cash — end of period	$10,264,834	$—

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$28,305	$3,121

Cash payments for income taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 and notes thereto and other pertinent information contained in Form 10-KSB of Health Benefits Direct Corporation (the “Company”) as filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.
Organization
The Company was incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp., an exploration stage company engaged in mineral exploration (“Darwin-NV”). On November 22, 2005, Darwin-NV merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation (“Darwin-DE”), solely for the purpose of changing the Company’s state of incorporation from Nevada to Delaware. On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin-DE, was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation (“HBDC”) (the “Merger”), and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc. Following the merger, Darwin-DE changed its name to Health Benefits Direct Corporation.
Concurrently with the closing of the Merger, the Company completed a private placement of 40 units, each unit consisting of 50,000 shares of the Company’s common stock and a detachable, transferable warrant to purchase 25,000 shares of the Company’s common stock, which yielded gross proceeds of $2,000,000. Following the closing of the Merger, through January 11, 2006, the Company completed the private placement of 254 additional units for aggregate gross proceeds of an additional $12,700,000.
In January 2004, HBDC was formed for the purpose of acquiring, owning, and operating businesses engaged in direct marketing and distribution of health and life insurance products, primarily utilizing the Internet. On September 9, 2005, HBDC acquired three affiliated Internet health insurance marketing companies, Platinum Partners, LLC, a Florida limited liability company, Health Benefits Direct II, LLC, a Florida limited liability company, and Health Benefits Direct III, LLC, a Florida limited liability company. HBDC issued 7,500,000 shares of its common stock and a warrant to purchase 50,000 shares of its common stock, in the aggregate, in exchange for 100% of the limited liability company interests of these companies.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Organization (continued)
The acquisition of HBDC by the Company was accounted for as a reverse merger because on a post-merger basis, the former HBDC shareholders held a majority of the outstanding common stock of the Company on a voting and fully diluted basis. As a result, HBDC was deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented for the period ending December 31, 2005, are those of HBDC for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical shareholders’ deficit of HBDC prior to the acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of the Company and HBDC’s common stock, with an offset to additional paid-in capital. The restated consolidated retained earnings of the accounting acquirer (HBDC) are carried forward after the acquisition.
The Company specializes in the direct marketing of health, life and related insurance products to individuals, families and groups. The Company has developed proprietary technology and processes to connect prospective insurance customers with the Company’s agents and service personnel using an integrated on-line platform with call center follow up. The Company employs licensed agents supported by verification, underwriting, customer service and technology employees for the purpose of providing immediate information to prospective customers and selling insurance products. The Company receives commissions and other fees from insurance carriers for the sale of their products.
Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets and commission advances to employees.
Accounts receivable
The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2006, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $15,747.
Accounts receivable from two insurance carriers accounted for 73% of the Company’s accounts receivable balance at March 31, 2006.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Property and equipment
Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.
Intangible assets
Intangible assets consist of costs incurred in connection with the development on the Company’s software developed for internal use and website costs. The Company capitalized certain costs valued in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs, which consist of direct technology labor costs, are capitalized and amortized using the straight-line method over expected useful lives of three years. Costs that the Company has incurred in connection with developing the Company’s websites and purchasing domain names are capitalized and amortized using the straight-line method over an expected useful life of three years.
Impairment of long-lived assets
In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three-month period ended March 31, 2006.
Loss per common share
In accordance with SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents at March 31, 2006 include the following:

Options	4,185,000
Warrants	8,525,000

12,710,000

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenue recognition
The Company follows the guidance of the Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. Insurance premium commissions are recognized pro-rata over the terms of the policies. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. The Company receives fees for the placement and issuance of insurance policies that are in addition to, and separate from, any sales commissions paid by insurance companies. As these policy fees are not refundable and the Company has no continuing obligation, all such revenues are recognized on the effective date of the policies or, in certain cases, the billing date, whichever is later. Revenue from the sale of leads is recognized at the time in which the lead data base is delivered to the party to whom such sales are made.
Prepaid commissions
The Company has advanced commissions to employees relating to the advanced commissions the Company has received from insurance carriers. The prepaid commissions are charged to expense in proportion to the Company’s recognition of unearned commissions as revenue. The recoverability of prepaid commissions is periodically reviewed by management and the prepaid asset has been calculated utilizing a factor that accounts for uncollectibility. Management believes that use of this factor results in the prepaid commission being fully realizable.
Lead cost
Lead costs are costs incurred in acquiring potential client data. Lead costs are expensed as incurred. For the three months ended March 31, 2006 and 2005, lead costs amounted to $586,077 and $104,382, respectively, and are included in cost of revenues on the accompanying statements of operations.
Concentrations of credit risk
The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At March 31, 2006, the Company had approximately $10,265,000 in United States bank deposits, which exceeded federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2006.
Additionally, for the three months ended March 31, 2006, approximately 70% of the Company’s revenue was received from one insurance carrier. Management believes that comparable carriers and products are available should the need arise.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock-based compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.
Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).
Recent accounting pronouncements
In February 2006, the Financial Accounting Standards Board issued Statement No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140”. Management does not believe that this statement will have a significant impact as the Company does not use such instruments.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
NOTE 2 — PROPERTY AND EQUIPMENT
At March 31, 2006, property and equipment consisted of the following:

	Useful Life (Years)
Computer equipment and software	3	$234,218
Office equipment	5	551,680
Office furniture and fixtures	7	44,301
Leasehold improvements	10	99,691

		929,890

Less accumulated depreciation		(152,720)

		$777,170

For the three months ended March 31, 2006 and 2005, depreciation expense was $54,143 and $18,181, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
NOTE 3 – INTANGIBLE ASSETS
At March 31, 2006, intangible assets consisted of the following:

	Useful Life
	(Years)
Software development costs	3	$156,278
Web properties	3	41,315

		197,593
Less: accumulated amortization		(31,127)

		$166,466

Amortization expense amounted to $15,128 and $0 for the three months ended March 31, 2006 and 2005, respectively, which has been included in costs of revenues on the accompanying statement of operations.
Amortization expense subsequent to the period ended March 31, 2006 is as follows:

Period ending March 31:
2007	$65,864
2008	65,864
2009	34,738

$166,466

NOTE 4 – RELATED PARTY TRANSACTIONS
On March 1, 2004, the Company’s board of directors approved that each member of the Company’s management would receive compensation in the amount of $17,500 per month, except in the event that in any given calendar month the Company realizes a profit of an amount less than $52,500, in which case these salaries would not be distributed and would be accounted for as “Salaries Payable” and distributed on a later date to be determined by the board of directors. For the three months ended March 31, 2005, management salaries recorded under this arrangement amounted to $157,500. In November 2005, all management salaries payable were converted into shares of the Company’s common stock at $1.00 per share upon the initial closing of the private placement. In October and November of 2005 we entered into employment agreements with these executives and paid compensation to them in 2006 which is included in salaries, commissions and related taxes.
The Company, from time to time, uses a credit card in the name of Mr. Frohman, an officer of the Company, for purchases and operating purposes. At March 31, 2006, the Company owed Mr. Frohman $164,327 for expenses incurred on his credit card.
The Company, from time to time, uses a credit card in the name of Mr. Eissa, an officer of the Company, for purchases and operating purposes. At March 31, 2006, the Company owed Mr. Eissa $8,317 for expenses incurred on his credit card.
During 2005, Marlin Capital Partners I, LLC (“Marlin”) paid expenses totaling $50,136 on behalf of the Company. Daniel Brauser, an officer of the Company is an affiliate and control person of Marlin. At March 31, 2006, the Company owed Marlin $26,112.
In March 2006, the Company entered into Marketing Services Agreement with SendTec, Inc. Paul Soltoff, a director of the Company, is the Chief Executive Officer of SendTec. SendTec will provide certain marketing and advertising services and will receive a flat fee of $7,500 per month plus commissions on services rendered. This agreement can be terminated by either party upon thirty-days notice.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
NOTE 5 — SHAREHOLDERS’ EQUITY
Common Stock
On January 11, 2006, the Company completed the fifth closing of the Company’s private placement of units (the “Units”), and terminated the offering. Each Unit sold in the private placement consisted of 50,000 shares of the Company’s common stock and a detachable, transferable warrant to purchase shares of the Company’s common stock, at a purchase price of $50,000 per Unit. Each warrant entitles the holder to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.50 per share and expires on the three-year anniversary of the date of issuance, subject to certain redemption provisions. The Company received gross proceeds of $6,450,000 and net proceeds of $6,164,174 from this closing.
Stock Options
In connection with the appointment of Warren V. Musser to the board of directors, on January 11, 2006, the Company granted him an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The fair market value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 103%; risk-free interest rate of 4.5%; and, a term of five years. The Company valued these options at a fair market value of $193,264 and recorded stock-based compensation expense of $20,132 and deferred compensation of $173,132, the latter of which will be amortized over the vesting period.
On March 14, 2006, the board of directors of the Company adopted the Company’s Compensation Plan for Directors (the “Plan”). Under its terms, the Company’s Plan must be approved by stockholders within 12 months of the effective date of the Plan. An aggregate of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the Plan in addition to any authorized and unissued shares of common stock available for issuance under the Company’s 2005 Non-Employee Directors Stock Option Plan (“2005 Directors Plan”). The purpose of the Plan is to provide a comprehensive compensation program to attract and retain qualified individuals to serve as directors. The Company is authorized to award cash fees and issue non-qualified stock options under the Plan. The Plan is administered by the Company’s board of directors or the compensation committee established by the board.
The Plan provides for the (i) one-time (a) payment of $250,000 to each non-employee director who serves as Vice Chairman of the Board (who is not also Chairman or Executive Chairman), $125,000 of which is payable upon the adoption of the Plan and $125,000 of which is payable in 12 equal monthly installments commencing on March 31, 2006 so long as such person remains a director and is serving in such capacity on the date of each such installment, and (b) grant of an additional option to purchase 425,000 shares of Common Stock to each non-employee director who is or has been appointed or elected as Vice Chairman of the Board (who is not also Chairman or Executive Chairman) on the later of the date of (x) such appointment or election, or (y) adoption of the Plan, which option shall vest and become exercisable as to one-half of the shares subject to the option six months from the date of grant, and one-half of the shares six months thereafter; (ii) the payment of $1,000 to each director for each special or committee meeting of the Board of Directors attended, in person or by telephone, as reimbursement of fees and expenses of attendance and participation by such director at such meeting; and (iii) an annual retainer of $1,000 payable to each director upon appointment as chairperson of a committee of the board of directors.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
NOTE 5 — SHAREHOLDERS’ EQUITY, (continued)
Stock Options (continued)
On March 14, 2006, the Company granted to Warren V. Musser, as Vice Chairman of the board of directors, an option to purchase 425,000 shares of the Company’s common stock at an exercise price of $2.70 per share. The fair market value of this option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 105%; risk-free interest rate of 4.5%; and, a term of five years. The Company valued these options at a fair market value of $896,542 and recorded stock-based compensation expense of $37,356 and deferred compensation of $859,186, the latter of which will be amortized over the vesting period.
The Plan also provides for (i) the automatic initial grant of an option to purchase 100,000 shares of Common Stock to each director who joins the Company’s board, at an exercise price equal to the fair market value, as defined in the Plan, on the date of such election to the board, and (ii) the grant of an option to purchase 10,000 shares of Common Stock to each director reelected to the board, at an exercise price equal to the fair market value, as defined in the Plan, on the date of such reelection to the Board, subject to vesting as follows: one-third of the shares issuable pursuant to the option shall be exercisable on the first anniversary of the date of grant, an additional one-third of the shares shall be exercisable on the second year anniversary of the date of grant, and the remaining one-third of the shares shall be exercisable on the third anniversary of the date of grant. Upon removal without cause, or upon a “change of control” (as defined in the 2005 Directors Plan), all options shall vest and become immediately exercisable. The term of each option under the Plan is five years.
A summary of the status of the Company’s outstanding stock options as of March 31, 2006 and changes during the period ending on that date is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2005	3,935,000	$1.89
Granted	675,000	2.07
Exercised	—	—
Forfeited	30,000	2.50

Outstanding at March 31, 2006	4,580,000	$1.91

Options exercisable at end of period	—	$—

Weighted-average fair value of options granted during the period		$2.07

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
NOTE 5 — SHAREHOLDERS’ EQUITY, (continued)
Stock Options (continued)
The following information applies to options outstanding at March 31, 2006:

Options Outstanding				Options Exercisable
	Number of
	Shares	Weighted
	Underlying	Average	Weighted	Number	Weighted
	Options at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Price	2006	Life	Price	2006	Price
$ 1.00	1,850,000	4.60 years	$1.00	—	$—
2.50	2,305,000	2.50 years	2.50	—	—
2.70	425,000	2.95 years	2.70	—	—

	4,580,000		$1.91	—	$—

Common Stock warrants
In January 2006, in connection with a private placement, the Company granted warrants to purchase an aggregate of 3,225,000 shares of common stock at an exercise price of $1.50 per share to investors and warrants to purchase an aggregate of 322,500 shares of common stock at an exercise price of $1.50 to the placement agent as compensation for services provided in connection with the private placement. All warrants issued in the private placement expire on the three-year anniversary of the date of issuance through January 2009.
A summary of the status of the Company’s outstanding stock warrants granted as of March 31, 2006 and changes during the period is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2005	4,977,500	$1.50
Granted	3,547,500	1.50
Exercised	—	—

Outstanding at March 31, 2006	8,525,000	$1.50

Warrants exercisable at end of period	8,525,000	$1.50

Weighted-average fair value of warrants granted during the period		$1.50
The following information applies to all warrants outstanding at March 31, 2006:

Warrants Outstanding			Warrants Exercisable
	Weighted
Number	Average	Weighted	Number	Weighted
Outstanding at	Remaining	Average	Exercisable at	Average
March 31,	Contractual	Exercise	March 31,	Exercise
2006	Life (Years)	Price	2006	Price
8,525,000	2.70	1.50	8,525,000	1.50

8,525,000		$1.50	8,525,000	$1.50

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
NOTE 6 – COMMITMENTS AND CONTINGENCIES
On January 12, 2006, the Company agreed to terms of employment with Alvin Clemens, under which Mr. Clemens was named Executive Chairman of the Company, an executive officer position. Under the two year agreement, Mr. Clemens is to be paid a base salary of $275,000 per year and is entitled to receive such bonus compensation as a majority of the board of directors may determine from time to time.
On February 17, 2006, the Company entered into a Lease agreement with FG2200, LLC, a Florida limited liability company, for approximately 50,000 square feet of office space at 2200 S.W. 10th Street, Deerfield Beach, Florida (the “Lease”). The initial term of the Lease commences on March 15, 2006 and terminates on March 31, 2016. The Company has the option to extend the term for two additional 36-month periods, as well as the right to terminate the Lease within the first five years. The monthly rent increases every 12 months, starting at $62,500 and ending at approximately $81,550. This space replaced the Company’s 10,312 square feet of office space at 2900 Gateway Drive, Pompano Beach, Florida 33069. In connection with the Lease, the Company provided a $1 million letter of credit to the landlord as a security deposit for the Company’s obligations under the Lease.
On March 21, 2006, the Company entered into a sublease for approximately 14,000 square feet of office space located on the 7th floor at 1120 Avenue of the Americas, New York, New York. The effectiveness of the sublease is subject to certain approvals by the landlord. The initial term of the sublease commences in March 2006, and terminates in December 2010. The monthly rent increases every 12 months, starting at approximately $25,250 and ending at approximately $28,416. In connection with the sublease, the Company provided a $151,503 letter of credit to the landlord as a security deposit for the Company’s obligations under the sublease.
NOTE 7 — SUBSEQUENT EVENTS
On April 3, 2006 the Company entered into a merger agreement (“ISG Merger Agreement”) with ISG Merger Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Insurance Specialist Group Inc., a Florida corporation (“ISG”), and Ivan Spinner (“Spinner”), pursuant to which, among other things, Merger Sub merged with and into ISG (the “ISG Merger”). As consideration for the ISG Merger the Company made a cash payment of $920,000 and issued 1,000,000 shares of its common stock to Spinner, the sole stockholder of ISG in exchange for all of the outstanding stock of ISG. The shares have the same registration rights and lock up restrictions as applicable to the shares held by the Company’s founders. The ISG Merger became effective on April 4, 2006. ISG is an insurance agency selling health insurance to small business owners and individuals.
The Company will account for this acquisition using the purchase method of accounting in accordance with SFAS No. 141. In connection with the acquisition, the Company issued 1,000,000 shares of common stock to the seller. The approximate value of these common shares is $3,206,000, determined based on the average market price of the Company’s common shares over the five-day period before the acquisition date of April 3, 2006. The purchase price exceeded the fair value of net assets acquired by approximately $4,200,000. The Company estimates that approximately $3,200,000 of the excess will be applied to the existing customer list based on the estimate of the present value of future cash flows, which will be amortized over a sixty month period. The remaining excess of $1,000,000 will be applied to goodwill.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
NOTE 7 — SUBSEQUENT EVENTS (continued)
On April 3, 2006 in connection with the ISG Merger, HBDC II, Inc., a wholly-owned subsidiary of the Company, entered into a two-year employment agreement with Spinner. This agreement provides that Spinner will be compensated at an annual base salary of $371,000 with bonus compensation at the discretion of the Company’s board. The agreement may be terminated by the Company for “cause” (as such term is defined in the agreement) and without “cause” upon 30 days notice. If Spinner is terminated by the Company for “cause” or due to death or disability, or if Spinner elects to terminate his employment at any time, he will be entitled to the amount, on a pro rata basis, in excess of $250,000 per year for the balance of the term. If Spinner is terminated without “cause” he will be entitled to his base salary for the remainder of the term. Under the agreement Spinner will also receive an initial sign on bonus of $150,000, and an option to purchase an aggregate of 150,000 shares of common stock at an exercise price of $3.50 per share, of which 25% of the shares subject to the option will vest on April 3, 2007 and the remainder of which will vest in equal monthly installments for 36 months thereafter.
On April 27, 2006, the Company’s board of directors adopted the Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan, (“Omnibus Plan”) subject to stockholder approval at the Company’s next annual meeting of stockholders. The purpose of the Omnibus Plan is to attract, retain and motivate the employees, non-employee members of the board of directors and consultants of the Company and its subsidiaries and to focus their efforts on the long-term enhancement of stockholder value.
The Health Benefits Direct Corporation 2005 Incentive Stock Plan (“2005 Stock Plan”), the 2005 Directors Plan and the Health Benefits Direct Corporation Compensation Plan for Directors (the “Directors Compensation Plan”) (the 2005 Stock Plan, 2005 Directors Plan and Directors Compensation Plan, collectively, the “Prior Plans”) will be merged with and into the Omnibus Plan as of the effective date of the Omnibus Plan, and no additional grants will be made thereafter under the Prior Plans. Outstanding grants under the Prior Plans will continue in effect according to their terms as in effect before the Omnibus Plan merger (subject to such amendments as the board of directors determines, consistent with the Prior Plans, as applicable), and the shares with respect to outstanding grants under the Prior Plans will be issued or transferred under the Omnibus Plan. If approved by the stockholders, the effective date of the Omnibus Plan will be April 27, 2006.
Key terms of the Omnibus Plan are as follows:
Administration. The Omnibus Plan is administered and interpreted by the board of directors. The board of directors has the authority to: (i) determine the individuals to whom grants will be made; (ii) determine the type, size and terms of the grants; (iii) determine the time when grants will be made and the duration of any applicable exercise or restriction period, including the criteria for exercisability and the acceleration of exercisability; (iv) amend the terms of any previously issued grant, subject to the limitations described below; and (v) deal with any other matters arising under the Omnibus Plan. The determinations of the board of directors are made in its sole discretion and are final, binding and conclusive.
Eligibility. All of the employees of the Company and its subsidiaries, and advisors and consultants of the Company and its subsidiaries, are eligible for grants. Non-employee directors of the Company are also eligible to receive grants.
Types of Awards. The Omnibus Plan provides that grants may be in any of the following forms: (i) incentive stock options; (ii) nonqualified stock options (incentive stock options and nonqualified stock options collectively are referred to as “options”); (iii) stock appreciation rights (“SARs”); (iv) stock units; (v) stock awards; (vi) dividend equivalents; and (vii) other stock-based awards.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
NOTE 7 — SUBSEQUENT EVENTS (continued)
Shares Subject to the Plan. The Omnibus Plan authorizes up to 6,000,000 shares of the Company’s common stock for issuance, subject to adjustment in certain circumstances. The maximum number of authorized shares includes shares to be issued or transferred pursuant to outstanding grants under the Prior Plans that are to be merged into the Omnibus Plan as of the effective date of the Omnibus Plan. The Omnibus Plan provides that the maximum aggregate number of shares of Common Stock that may be made with respect to grants, other than dividend equivalents, to any individual during any calendar year is 1,000,000 shares, subject to adjustment as described below. Grantees may not accrue dividend equivalents during any calendar year in excess of $1,000,000.
These limits may be adjusted by reason of a stock dividend, spin-off, recapitalization, stock split, or combination or exchange of shares, by reason of a merger, reorganization or consolidation, by reason of a recapitalization or change in par value or by reason of any other extraordinary or unusual event affecting the outstanding shares of Common Stock as a class without the Company’s receipt of consideration, or if the value of outstanding shares of Common Stock is substantially reduced as a result of a spin-off or the Company’s payment of an extraordinary dividend or distribution.
Change of Control. If a change of control of the Company occurs, unless the board of directors determines otherwise, all outstanding options and SARs will automatically accelerate and become fully exercisable, the restrictions and conditions on all outstanding stock awards will immediately lapse, all outstanding stock units will become payable in cash or shares of Common Stock in an amount not less than their target amount (as determined by the board of directors), and dividend equivalents and other-stock based awards will become fully payable in cash or shares of Common Stock (in amounts determined by the board of directors).
Upon a change of control, the board of directors may also take any of the following actions with respect to outstanding grants, without the consent of the grantee: (i) require that grantees surrender their outstanding options and SARs in exchange for payment by the Company, in cash or shares of Common Stock as determined by the board of directors, in an amount equal to the amount by which the then fair market value subject to the grantee’s unexercised options and SARs exceeds the exercise price of the option or the base amount of the SAR, as applicable; (ii) after giving grantees the opportunity to exercise their outstanding options and SARs, the board of directors may terminate any or all unexercised options and SARs at such time as the board of directors determines appropriate; and (iii) determine that outstanding options and SARs that are not exercised shall be assumed by, or replaced with comparable options or rights by, the surviving corporation (or a parent or subsidiary of the surviving corporation), and other outstanding grants that remain in effect after the change of control will be converted to similar grants of the surviving corporation (or a parent or subsidiary of the surviving corporation).
Amendment and Termination of the Plan. The Board may amend or terminate the Omnibus Plan at any time, subject to stockholder approval if such approval is required under any applicable laws or stock exchange requirements. No grants may be issued under the Plan after April 27, 2016.
On April 27, 2006, Leon Brauser, a member of the Board, resigned from his position as a director of the Company. The Company accepted Mr. Brauser’s resignation, which was effective as of April 27, 2006. Mr. Brauser’s decision to resign was not the result of any disagreement with the Company.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
NOTE 7 — SUBSEQUENT EVENTS (continued)
On April 27, 2006, the board of directors voted to increase its size from seven to nine members and appointed C. James Jensen, Sanford Rich and L.J. Rowell to serve as directors, effective as of April 27, 2006, to fill the vacancies created by such increase and by Mr. Brauser’s departure.
On April 27, 2006, the board of directors approved the grant of stock options to each of L.J. Rowell, C. James Jensen and Sanford Rich, who are all non-employee members of the board of directors (the “Director Options”). Messrs Rowell, Jensen and Rich each received nonqualified options to purchase 200,000 shares of Common Stock with a term of ten years at an exercise price of $3.60 per share. Forty percent (40%) of the Director Options will be exercisable on the date of grant; thirty percent (30%) on the first anniversary of the date of grant; and the remaining thirty percent (30%) in 12 equal increments at the end of each calendar month thereafter. These Director Options are subject to stockholder approval. The Director Options will be null and void and cancelled if stockholder approval is not obtained at the Company’s next annual meeting of stockholders.

FORWARD LOOKING STATEMENTS
Certain of the statements contained in this Management’s Discussion and Analysis or Plan of Operation (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results and costs associated with the Company’s operations and other similar statements. Various factors, including competitive pressures, market interest rates, changes in insurance carrier mix, regulatory changes, customer and insurance carrier defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and insurance carriers, or the loss of one or more key insurance carrier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
OVERVIEW
The Company specializes in the direct marketing of health, life and related insurance products to individuals, families and groups. The Company has developed proprietary technology and processes to connect prospective insurance customers with the Company’s agents and service personnel using an integrated on-line platform with call center follow up. The Company employs licensed agents supported by verification, underwriting, customer service and technology employees for the purpose of providing immediate information to prospective customers and selling insurance products. The Company receives commission and other fees from the insurance companies for the sale of their products.
The Company was incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp., an exploration stage company engaged in mineral exploration (“Darwin-NV”). On November 22, 2005, Darwin-NV merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation (“Darwin-DE”), solely for the purpose of changing the Company’s state of incorporation from Nevada to Delaware. On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin-DE, was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation (the “Merger”), and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc. Following the Merger, Darwin-DE changed its name to Health Benefits Direct Corporation.
CRITICAL ACCOUNTING POLICIES
Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the “SEC”), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company’s consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
Use of Estimates — Management’s Discussion and Analysis or Plan of Operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We generate revenues primarily from the receipt of commissions paid to us by insurance companies based upon the insurance policies sold to consumers through our service. These revenues are in the form of first year, bonus and renewal commissions that vary by company and product. We recognize commission revenue from the sale of primarily health insurance, after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter of our fiscal year due to the bonus system used by many health insurance companies, which pay greater amounts based upon the achievement of certain levels of annual production. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate revenue from the sale of leads to third parties. Such revenues are recognized when we receive notification from those sources of the revenue due to us. Our revenue recognition accounting policy has been applied to all periods presented in this report. The timing between when we submit a consumer’s application for insurance to the insurance company and when we generate revenues has varied over time. The type of insurance product and the insurance company’s backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Any changes in the amount of time between submitted application and revenue recognition, which will be influenced by many factors not under our control, will create fluctuations in our operating results and could affect our business, operating results and financial condition.
Under the criteria set forth in SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. We regularly review the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
Revenues
For the three months ended March 31, 2006, we generated revenues of $1,268,307 compared to $465,069 for the three months ended March 31, 2005, an increase of $803,238 or 173%. The primary reasons for the increase in revenues is the increase in number of licensed insurance agents employed by the Company from approximately 20 at March 31, 2005 to approximately 47 at March 31, 2006 and the increase of the number of insurance products being sold.
Cost of Revenues
For the three months ended March 31, 2006, we incurred cost of revenues of $601,205 as compared to $104,382 for the three months ended March 31, 2005, an increase of $496,823 or 476%. Cost of revenues includes the cost of leads purchased and amortization of software development costs. For the three months ended March 31, 2006, we incurred lead expense of $586,077 as compared to $104,382 in the 2005 period, an increase of $481,695 or 461%. As we increase the number of licensed agents we employ, we expect our lead expense to increase in the future in order to facilitate the flow of quality leads to our sale agents. For the three months ended March 31, 2006, we recorded amortization expense of $15,128 compared to $0 in the prior period.
Total Operating Expenses
The Company’s total operating expenses increased to $2,846,583 or 206.6% for the three months ended March 31, 2006 as compared to the 2005 period. These increases include:
•	Salaries, commission and related taxes — Salaries and benefits expense consists of personnel cost and sales commissions expense. For the three months ended March 31, 2006, salaries and benefits costs were $1,819,951 as compared to $536,937 for the 2005 period, an increase of $1,283,014 or 239%. These increases were the result of the hiring of additional personnel employed by the Company and an increase in sales that resulted in higher sales commission expense.

•	For the three months ended March 31, 2006, we recorded depreciation expense of $54,143 as compared to $18,151 for the 2005 period. In the fourth quarter of 2005 and in 2006, we acquired telephone and switching equipment and computer equipment, which we began amortizing in the fourth quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	For the three months ended March 31, 2006, we incurred professional fees of $314,960 as compared to $8,460 for the 2005 period, an increase of $306,500 or 3,623%. During the three months ended March 31, 2006, we incurred legal fees of $172,144 associated with SEC filings, our compensation plans and restructuring of our board of directors, as well as other corporate legal matters. Additionally, we incurred accounting fees of $36,871 related to the audit of our books and records and SEC filings, recruiting fees to attract qualified employees of $31,007, public relations fees of $60,505 and other professional fees.

•	For the three months ended March 31, 2005, we incurred accrued salaries to our management for services rendered of $157,500 as compared to $0 for the 2006 period. In October and November of 2005, we entered into employment agreements with these executives and paid compensation to them in 2006, which is included in salaries, commissions and related taxes.

•	For the three months ended March 31, 2006, we incurred other general and administrative expenses of $657,529 as compared to $207,382 for the 2005 period, an increase of $450,147 or 217%. Other general and administrative expenses consisted of the following:

	For the Three Months
	Ended March 31,
	2006	2005
Licensing fees	$129,148	$23,064
Rent	80,109	29,381
Travel and entertainment	73,612	10,625
Telephone	83,690	54,526
Other	290,970	89,786

Total	$657,529	$207,382

•	Increases in licensing fees of $106,084 related to the increase in agents. We incur licensing and appointment costs associated with the licensing of these agents. In 2006, we had approximately 56 agents whom we have licensed or are in the process of licensing to sell insurance.

•	Increases in rent of $50,728 are attributable to the cost of facilities in New York and California which we began occupying in mid 2005. Additionally, in March 2006, we relocated our Florida office into a larger facility.

•	During the three months ended March 31, 2006, we had an increase in travel and entertainment expense of $62,987 compared to the 2005 period primarily related with increased marketing activities with insurance carriers.

•	During the three months ended March 31, 2006, we had an increase in telephone and communications expense of $29,164 as compared to the 2005 period due to the increase in the number of sales agents and other administrative employees.

•	Other general and administrative expenses consisted of casual labor, insurance, office expenses, utilities, maintenance, computer expenses, and office expenses. The increase for the three months ended March 31, 2006 as compared to the 2005 period of $201,185 is attributable to an increase in operational activities. Additionally, during the 2006 period, we incurred approximately $49,700 related to maintenance on our telephone system.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
Other income (expenses)
For the three months ended March 31, 2006 we reported income of $60,537 from the reversal of the registration rights penalty accrued at December 31, 2005. The Company recently filed a preliminary SB-2 and received a determination that it will not be reviewed by the Commission. We expect that the registration of the shares, including the private placement shares, covered by the SB-2 will be effective before the date after which a penalty would be incurred.
For the three months ended March 31, 2006, interest income was $112,278 as compared to $0 for the 2005 period, an increase of $112,278 and was attributable to interest-bearing cash deposits resulting from the capital raised in the private placement.
For the three months ended March 31, 2006, interest expense was $5,693 as compared to $3,121 for the 2005 period, an increase of $2,572 and was attributable to our line of credit.
Net loss
As a result of these factors, we reported a net loss of $2,012,359 or $.08 per share for the three months ended March 31, 2006 as compared to a net loss of $570,864 or $.07 per share for the comparable 2005 period.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2006, we had a cash balance of $10,264,834 and working capital of $8,215,471.
Through March 31, 2006, we completed the closing of a private placement of a total of 294 units, each unit (“Unit”) consisting of 50,000 shares of our common stock and a detachable, transferable warrant to purchase shares of our common stock, at a purchase price of $50,000 per Unit. Each warrant issued in the private placement entitles the holder to purchase 25,000 shares of our common stock at an exercise price of $1.50 per share and expires on the three-year anniversary of the date of issuance, subject to certain redemption provisions. We received aggregate net proceeds from the private placement of $7,240,502 in 2005 and aggregate net proceeds of $6,164,174 during the three months ended March 31, 2006.
We have a $400,000 line of credit with Regions Bank dated August 2004. The note payable has a maturity date of August 2006 and an interest rate of prime plus 1% (8.5% at March 31, 2006). As of March 31, 2006, the outstanding balance was $399,630. This line of credit is personally guaranteed by the principals of the Company.
Net cash used in operations was $1,727,377 for the three months ended March 31, 2006, as compared to net cash used in operations of $135,122 for the 2005 period. For the three months ended March 31, 2006, the Company used cash to fund the Company loss of $2,012,359 and:
•	Increases in accounts receivable of $13,256 related to increased revenues;

•	Increases in compensation advances made to our sale personnel of $107,008. We have advanced commissions to employees relating to the advanced commissions the Company has received from insurance carriers. The prepaid commissions are charged to expense in proportion to the Company’s recognition of unearned commissions as revenue;

•	Increases in prepaid expenses and other current assets of $392,385 related to advances made by us for an advertising campaign the establishment of a health insurance program for our employees, and other prepaid items.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
Net cash used by investing activities for the three months ended March 31, 2006 was $605,389 as compared to net cash used in investing activities of $38,595 for the 2005 period. This increase was attributable to the capitalization of software development costs of $48,137 and the acquisition property and equipment of $557,252 in the 2006 period. During the three months ended March 31, 2006, we purchased telephone switching equipment to upgrade our telephone capacity and we purchased computer equipment to accommodate our personnel growth.
Net cash provided by financing activities for the three months ended March 31, 2006 was $6,164,174 as compared to $160,200 for the 2005 period. During the three months ended March 31, 2006, we received net proceeds from the sale of common stock of $6,164,174. For the three months ended March 31, 2005, we received net proceeds from related party advances of $160,200.
In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of March 31, 2006:

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt	$399,630	$399,630	—	—	—
Operating lease obligations	$10,367,065	$964,381	$2,204,162	$2,325,720	$4,872,802
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit No	Description

10.1	Employment Agreement dated January 12, 2006 by and between Alvin Clemens and Health Benefits Direct Corporation (incorporated by reference to Health Benefits Direct Corporation's Current Report on Form 8-K filed on January 13, 2006).

10.2	Lease dated February 17, 2006 between Health Benefits Direct Corporation and FG2200, LLC, effective March 15, 2006 (incorporated by reference to Health Benefits Direct Corporation’s Current Report on Form 8-K filed on March 6, 2006).

10.3	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Health Benefits Direct Corporation’s Current Report on Form 8-K filed on March 20, 2006).

31.1	Certificate of the Chief Executive Officer of Health Benefits Direct Corporation required by rule 13a-14(a) under the Exchange Act.

31.2	Certificate of the Chief Financial Officer of Health Benefits Direct Corporation required by rule 13a-14(a) under the Exchange Act.

32.1	Certificate of the Chief Executive Officer of Health Benefits Direct Corporation required by rule 13a-14(b) under the Exchange Act.

32.2	Certificate of the Chief Financial Officer of Health Benefits Direct Corporation required by rule 13a-14(b) under the Exchange Act.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH BENEFITS DIRECT CORPORATION

Dated: May 10, 2006	By:	/s/ SCOTT FROHMAN

Scott Frohman
Chief Executive Officer

Dated: May 10, 2006	By:	/s/ ANTHONY R. VERDI

Anthony R. Verdi
Chief Financial Officer and Financial and
Accounting Officer