Form 10QSB
period 2006-06-30
HEALTH BENEFITS DIRECT CORP
filed 2006-08-14
CIK 1309442

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ______
Commission File Number: 333-123081
HEALTH BENEFITS DIRECT CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	98-0438502

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
5 Radnor Corporate Center, Suite 555
Radnor, Pennsylvania 19087
(Address of Principal Executive Offices)
(610) 971-6199
(Issuer’s Telephone Number, Including Area Code)
N/A
(Former name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,378,083 shares of common stock at August 14, 2006.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

HEALTH BENEFITS DIRECT CORPORATION
FORM 10-QSB
QUARTERLY PERIOD ENDED June 30, 2006

Part I. Financial Information
Item 1. Financial Statements
HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

June 30, 2006
(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,967,229
Accounts receivable, less allowance for doubtful accounts of $16,982	268,027
Deferred compensation advances	708,487
Prepaid expenses	266,900

Total current assets	6,210,643

Restricted cash	1,150,000
Property and equipment, net of accumulated depreciation of $256,742	1,750,353
Intangibles, net of accumulated amortization of $697,147	4,738,885
Other assets	106,510

Total assets	$13,956,391

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$676,336
Accrued expenses	1,116,061
Due to related parties	151,238
Unearned commission advances	1,631,305

Total current liabilities	3,574,940

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 Par value; 10,000,000 shares authorized; no shares issued and outstanding)	—
Common stock ($.001 Par value; 90,000,000 shares authorized; 27,988,083 shares issued and outstanding	27,988
Additional paid-in capital	23,774,956
Accumulated deficit	(10,575,279)
Deferred compensation	(2,846,214)

Total shareholders’ equity	10,381,451

Total liabilities and shareholders’ equity	$13,956,391

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, net	$2,591,672	$562,497	$3,859,979	$1,027,566

Operating expenses:
Salaries, commission and related taxes	3,676,740	545,173	5,496,691	1,082,110
Lead expense	847,694	196,857	1,433,771	301,239
Depreciation and amortization	770,042	19,917	839,313	38,068
Professional fees	396,716	9,728	711,676	18,188
Management salaries — related parties	—	157,500	—	315,000
Other general and administrative	1,248,126	203,757	1,905,655	411,139

	6,939,318	1,132,932	10,387,106	2,165,744

Loss from operations	(4,347,646)	(570,435)	(6,527,127)	(1,138,178)

Other income (expense):
Registration rights penalty reversal	—	—	60,537	—
Interest income	91,304	—	203,582	—
Interest expense	(8,144)	(6,332)	(13,837)	(9,453)

Total other income (expense)	83,160	(6,332)	250,282	(9,453)

Net loss	$(4,264,486)	$(576,767)	$(6,276,845)	$(1,147,631)

Net loss per common share:
Net loss per common share — basic and diluted	$(0.15)	$(0.07)	$(0.23)	$(0.15)

Weighted average common shares outstanding — basic and diluted	27,801,123	7,800,000	26,857,374	7,800,000
See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(6,276,845)	$(1,147,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	839,313	38,068
Stock-based compensation and consulting	894,952	—
Changes in assets and liabilities:
Accounts receivable	(73,766)	14,836
Deferred compensation advances	(534,791)	—
Prepaid expenses and other current assets	(266,900)	(70,735)
Other assets	(83,851)	—
Accounts payable	295,024	151,642
Accrued expenses	705,537	(28,656)
Due to related parties	(56,516)	382,811
Unearned commission advances	744,366	277,569

Net cash used in operating activities	(3,813,477)	(382,096)

Cash Flows From Investing Activities:
Purchase of property and equipment	(958,340)	(27,484)
Purchase of intangible assets and capitalization of software development	(1,308,924)	(43,137)

Net cash used in investing activities	(2,267,264)	(70,621)

Cash Flows From Financing Activities:
Gross proceeds from sales of common stock	6,450,000	—
Restricted cash in connection with letters of credit	(1,150,000)	—
Placement and other fees paid in connection with offering	(285,826)	—
Proceeds from note payable	—	199,000
Payment of note payable	(399,630)	—
Proceeds from related party advances	—	240,200

Net cash provided by financing activities	4,614,544	439,200

Net decrease in cash	(1,466,197)	(13,517)

Cash — beginning of year	6,433,426	13,517

Cash — end of period	$4,967,229	$—

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$13,837	$9,453

Cash payments for income taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 and notes thereto and other pertinent information contained in Form 10-KSB of Health Benefits Direct Corporation (the “Company”) as filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.
For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2006 presentation
Organization
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
The Company specializes in the direct marketing of health, life and related insurance products to individuals, families and groups. The Company has developed proprietary technology and processes to connect prospective insurance customers with the Company’s agents and service personnel using an integrated on-line platform with call center follow up. The Company employs licensed agents supported by verification, underwriting, customer service and technology employees for the purpose of providing immediate information to prospective customers and to sell insurance products. The Company receives commissions and other fees from insurance carriers for the sale of their products.
Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets and deferred compensation advances to employees.
Restricted cash
The Company considers all cash and cash equivalents held in restricted accounts pertaining to the Company’s letters of credit as restricted cash.
Accounts receivable
The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2006, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $16,982.
Accounts receivable from six insurance carriers accounted for 83% of the Company’s accounts receivable balance at June 30, 2006.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Intangible assets
Intangible assets consist of assets acquired in connection with the acquisition of ISG, costs incurred in connection with the development on the Company’s software and website costs and assets acquired in connection with the HealthPlan Choice asset purchase agreement. See Note 2 – ISG Acquisition, Note 3 – HealthPlan Choice Asset Purchase and Note 6 – Intangible Assets. The Company capitalized certain costs valued in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs, which consist of direct technology labor costs, are capitalized and amortized using the straight-line method over expected useful lives of three years. Costs that the Company has incurred in connection with developing the Company’s websites and purchasing domain names are capitalized and amortized using the straight-line method over an expected useful life of three years.
Impairment of long-lived assets
In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six-month period ended June 30, 2006.
Loss per common share
In accordance with SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents at June 30, 2006 include the following:

Options	5,435,000
Warrants	8,600,000

14,035,000

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Revenue recognition
The Company follows the guidance of the Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.
The Company generates revenue primarily from the receipt of commissions paid to the Company by insurance companies based upon the insurance policies sold to consumers through the Company. These revenues are in the form of first year, bonus and renewal commissions that vary by company and product. We recognize commission revenue from the sale of primarily health insurance, after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. Insurance premium commission revenues are recognized pro-rata over the terms of the policies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company or every type of insurance sold. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances.
The length of time varies between when the Company submits a consumer’s application for insurance to an insurance company and when the Company recognizes revenue. The type of insurance product and the insurance company’s backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Any changes in the amount of time between submitted application and revenue recognition, which will be influenced by many factors not under our control, will create fluctuations in our operating results and could affect our business, operating results and financial condition.
The Company receives bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter of our fiscal year due to the bonus system used by many health insurance companies, which pay greater amounts based upon the achievement of certain levels of annual production.
The Company receives fees for the placement and issuance of insurance policies that are in addition to, and separate from, any sales commissions paid by insurance companies. As these policy fees are not refundable and the Company has no continuing obligation, all such revenues are recognized on the effective date of the policies or, in certain cases, the billing date, whichever is later.
The Company also generates revenue from the sale of leads to third parties. Such revenues are recognized when we receive notification from those sources of the revenue due to us.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Deferred compensation advances
The Company has advanced commissions to employees, which are accounted for as deferred compensation advances. In the event that the Company does not ultimately receive its revenue pertaining to the underlying product sales for which the Company has advanced commissions to employees, the Company deducts such advanced commissions from the employee’s current or future commissions. Deferred compensation advances are charged to expense when earned by the employee, which approximates the Company’s recognition of earned revenue for the underlying product sales. The recoverability of deferred compensation advances is periodically reviewed by management and is net of management’s estimate for uncollectability. Management believes deferred compensation advances as reported are fully realizable.
Lead expense
Lead expenses are costs incurred in acquiring potential client data. Lead expenses are expensed as incurred.
Concentrations of credit risk
The Company maintains its cash and restricted cash in bank deposit accounts, which, at times, exceed the federally insured limits of $100,000 per account. At June 30, 2006, the Company had approximately $6,117,000 in United States bank deposits, which exceeded federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2006.
Additionally, for the six months ended June 30, 2006, approximately 55% of the Company’s revenue was received from one insurance carrier. Management believes that comparable carriers and products are available should the need arise however the termination of the Company’s carrier agreement may result in the loss or reduction of future sales, and, in certain cases, future commissions for pre-termination sales.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 2 — ISG ACQUISITION
On April 3, 2006, the Company entered into a merger agreement (“Merger Agreement”) with ISG Merger Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Insurance Specialist Group Inc., a Florida corporation (“ISG”), and Ivan M. Spinner pursuant to which, among other things, Merger Sub merged with and into ISG (the “Merger”). As consideration for the Merger, the Company made a cash payment of $920,000 and issued 1,000,000 shares of its common stock, par value $0.001 per share (“Common Stock”), to Mr. Spinner, the sole stockholder of ISG in exchange for all of the outstanding stock of ISG. The shares have the same registration rights and lock up restrictions as applicable to the shares held by the Company’s founders. The Merger became effective on April 4, 2006.
On April 3, 2006, in connection with the Merger, HBDC II, Inc., a wholly-owned subsidiary of the Company, entered into a two-year employment agreement with Mr. Spinner, which provides that Spinner will be compensated at an annual base salary of $371,000 with bonus compensation at the discretion of the Board. The agreement may be terminated by the Company for “cause” (as such term is defined in the agreement) and without “cause” upon 30 days notice. If Spinner is terminated by the Company for “cause” or due to death or disability, or if Mr. Spinner elects to terminate his employment at any time, he will be entitled to the amount, on a pro rata basis, in excess of $250,000 per year for the balance of the term. If Mr. Spinner is terminated without “cause” he will be entitled to his base salary for the remainder of the term. Under the agreement Mr. Spinner also will receive an initial sign on bonus of $150,000, and an option to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $3.50 per share, of which 25% of the shares subject to the option will vest on April 3, 2007 and the remainder of which will vest in equal monthly installments for 36 months thereafter.
The Company accounted for the acquisition of ISG using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. The results of ISG’s operations have been included in the Company’s statement of operations as of April 4, 2006. ISG’s operations for the period April 1 through April 4, 2006 are considered immaterial. The estimated purchase price and purchase price allocation as presented herein is preliminary and the final purchase accounting adjustments may differ from the unaudited consolidated financial information. The Company’s preliminary purchase price for ISG in the aggregate was $5,126,653 and was made up of the following:

Cash payment to seller	$1,107,324
Fair value of common stock issued to seller	3,310,806
Discounted value of guaranteed future fixed cash payments to seller	225,212
Fair value of stock option issued to seller	425,381
Estimated direct transaction fees and expenses	57,930

Estimated purchase price	$5,126,653

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 2 — ISG ACQUISITION (continued)
The following table summarizes the preliminary estimated fair values of ISG’s assets acquired and liabilities assumed at the date of acquisition.

Cash	$186,194
Accounts receivable	196,489
Deferred compensation advances	255,868
Prepaid expenses and other assets	1,533
Property and equipment, net	600
Intangible assets	4,964,330
Accrued expenses	(191,718)
Unearned commission advances	(286,643)

$5,126,653

Intangible assets acquired from ISG were assigned the following values; value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,142 amortized straight line over the expected useful life of 5 years and value of an employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over the contractual period, which is a weighted average expected useful life of 3.1 years.
The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of ISG occurred at January 1, 2005.

	For the Six Months
	Ended June 30,
	2006	2005
Revenues, net	$4,294,692	$1,600,616
Net loss	(6,368,365)	(1,919,019)
Net loss per common share — basic and diluted	($0.23)	($0.22)
The above unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred at January 1, 2005, nor is it necessarily indicative of future operating results.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 3 — HEALTHPLAN CHOICE ASSET PURCHASE
On April 10, 2006, the Company through its wholly owned subsidiary HBDC II, Inc. entered into an Asset Purchase Agreement with Healthplan Choice, Inc. (“Health Plan Choice”) and Horace Richard Priester III, pursuant to which among other things, HBDC II, Inc. acquired all of the operating assets of Healthplan Choice, Inc. As consideration for the asset purchase, the Company made a cash payment of $100,000 and issued 80,000 shares of the Company’s common stock to Mr. Priester. The fair value of the Company’s purchase price was estimated to be $370,240.
Also on April 10, 2006 in connection with the Asset Purchase, HBDC II, Inc., a wholly-owned subsidiary of HBDC, entered into a two-year employment agreement with Mr. Priester (“Employment Agreement”), which provides that Mr. Priester will be compensated at an annual base salary of $80,000 with bonus compensation of 10% of the net profits of the Company’s Atlanta office, as determined in good faith by the Company’s Board of Directors. The agreement specified that Mr. Priester would also receive an option to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $3.10 per share, of which 25% of the shares subject to the option will vest on April 3, 2007 and the remainder of which will vest in equal monthly installments for 36 months thereafter. Mr. Priester resigned effective July 7, 2006. The $127,070 fair value of Mr. Priester’s stock option was expensed in the second quarter of 2006.
Also on April 10, 2006 in connection with the Asset Purchase, HBDC II, Inc., a wholly-owned subsidiary of HBDC acquired an equitable interest in a sublease agreement between HealthPlan Choice, an unrelated third party and the landlord of HealthPlan Choice’s Atlanta office (“Sublease”). The Sublease pertains to the lease of approximately 3,036 square feet of commercial office space in suites 2205 and 2206 of 245 Peachtree Center Avenue, NE Atlanta Georgia at a monthly sublease cost of $2,783. The Sublease expires on December 31, 2006. The landlord must approve of the transfer of the Sublease from HealthPlan Choice to the Company and the Company has no reason to believe that the landlord’s approval will not be obtained.
The Company accounted for the Asset Purchase Agreement in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. Management’s estimates of the fair value of assets acquired, their useful life and amortization method was as follows; $26,982 of property and equipment depreciated straight line over a weighted average of 19 months, $157,344 value of acquired employees, which was fully amortized in the second quarter of 2006, $11,132 value of the bargain sublease amortized straight line over the balance of the Sublease, and $72,167 value of the 1-800-healthplan telephone number, www.1800healthplan.com, www.1800healthplan.net, www.1-800-healthplan.com and www.1-800-healthplan.net domain names amortized straight line over 36 months.
The Company also recorded $102,615 of other general administrative expense in the second quarter of 2006, which represent the cost of integrating HealthPlan Choice’s office into a satellite sales office of the Company.
NOTE 4 – REALTIME LICENSE AGREEMENT
On May 31, 2006, the Company entered into a Software and Services Agreement (the “License Agreement”) with Realtime Solutions Group, L.L.C. (“Realtime”), under which Realtime granted the Company a worldwide, transferable, non-exclusive, perpetual and irrevocable license to use, display, copy, modify, enhance, create derivate works within, and access Realtime Solutions Group’s Straight Through Processing software (“STP”) and all associated documentation, source code and object code, for use in the marketing, promotion and sale of health benefits or insurance products.
As consideration for the grant of the rights and licenses under the License Agreement, the Company paid to Realtime $10,000 cash and a license fee in the form of 216,612 unregistered shares of our common stock, which were valued at $658,536 and accounted for as the purchase of computer software included in property and equipment. Concurrent with the delivery of the Shares, HBDC and Realtime entered into a Registration Rights Agreement that provides for piggyback registration rights for the Shares.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 4 — REALTIME LICENSE AGREEMENT (continued)
The Company may unilaterally terminate the License Agreement, with or without cause, at any time on 30 calendar days’ prior written notice to Realtime. The license rights in the Software granted under the License Agreement survive any termination of the License Agreement in perpetuity.
NOTE 5 — PROPERTY AND EQUIPMENT
At June 30, 2006, property and equipment consisted of the following:

	Useful Life (Years)
Computer equipment and software	3	$980,689
Office equipment	5	811,669
Office furniture and fixtures	7	68,807
Leasehold improvements	10	145,929

		2,007,094

Less accumulated depreciation		(256,741)

		$1,750,353

For the three months ended June 30, 2006 and 2005, depreciation expense was $104,023 and $19,917, respectively. For the six months ended June 30, 2006 and 2005, depreciation expense was $158,166 and $38,068, respectively.
NOTE 6 — INTANGIBLE ASSETS
At June 30, 2006, intangible assets consisted of the following:

	Useful Life
	(Years)

	Weighted average
ISG intangible assets acquired	4.5	$4,964,337
HealthPlan Choice intangible assets acquired	0.5	240,643
Software development costs	3	189,737
Web properties	3	41,315

		5,436,032
Less: accumulated amortization		(697,147)

		$4,738,885

For the three months ended June 30, 2006 and 2005, amortization expense was $666,019 and $0, respectively. For the six months ended June 30, 2006 and 2005, amortization expense was $681,147 and $0, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 6 — INTANGIBLE ASSETS (continued)
Amortization expense subsequent to the period ended June 30, 2006 is as follows:

Six months ending December 31, 2006	$864,022
2007	1,355,399
2008	989,851
2009	764,605
2010	621,118
2011	143,890

$4,738,885

NOTE 7 — RELATED PARTY TRANSACTIONS
On March 1, 2004, the Company’s board of directors approved that each member of the Company’s management would receive compensation in the amount of $17,500 per month, except in the event that in any given calendar month the Company realizes a profit of an amount less than $52,500, in which case these salaries would not be distributed and would be accounted for as “Salaries Payable” and distributed on a later date to be determined by the board of directors. For the six months ended June 30, 2005, management salaries recorded under this arrangement amounted to $157,500. In November 2005, all management salaries payable were converted into shares of the Company’s common stock at $1.00 per share upon the initial closing of the private placement. In October and November of 2005 we entered into employment agreements with these executives and paid compensation to them in 2006 which is included in salaries, commissions and related taxes.
As of June 30, 2006, the Company recorded $151,238 due to related parties, which consisted of the following:
•	The Company from time to time uses a credit card in the name of Mr. Frohman, an officer of the Company, for purchases and operating purposes. At June 30, 2006, the Company owed Mr. Frohman $75,195 for expenses incurred on his credit card.

•	The Company from time to time uses a credit card in the name of Mr. Eissa, an officer of the Company, for purchases and operating purposes. At June 30, 2006, the Company owed Mr. Eissa $2,037 for expenses incurred on his credit card.

•	The Company uses a credit card in the name of Mr. Clemens, an officer of the Company, for purchases and operating purposes. At June 30, 2006, the Company owed Mr. Clemens $16,991 for expenses incurred on his credit card.

•	During 2005, Marlin Capital Partners I, LLC (“Marlin”) paid expenses totaling $50,136 on behalf of the Company. Daniel Brauser, an officer of the Company is an affiliate and control person of Marlin. At June 30, 2006, the Company owed Marlin $21,515.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 7 — RELATED PARTY TRANSACTIONS (continued)
•	In March 2006, the Company entered into Marketing Services Agreement with SendTec, Inc. (“SendTec”). Paul Soltoff, a director of the Company, is the Chief Executive Officer of SendTec. SendTec will provide certain marketing and advertising services and will receive a flat fee of $7,500 per month plus commissions on services rendered. This agreement can be terminated by either party upon thirty-days notice. For six months ended June 30, 2006 the Company paid SendTec $135,000, which has been included in other general and administrative expense of $121,000, prepaid expenses of $49,500 and due to related parties of $35,500 in the accompanying financial statements.
NOTE 8 — SHAREHOLDERS’ EQUITY
Common Stock
On January 11, 2006, the Company completed the fifth closing of the Company’s private placement of units (the “Units”), and terminated the offering. Each Unit sold in the private placement consisted of 50,000 shares of the Company’s common stock and a detachable, transferable warrant to purchase 25,000 shares of the Company’s common stock, at a purchase price of $50,000 per Unit. Each warrant entitles the holder to purchase shares of the Company’s common stock at an exercise price of $1.50 per share and expires on the three-year anniversary of the date of issuance, subject to certain redemption provisions. The Company received gross proceeds of $6,450,000 and net proceeds of $6,164,174 from this closing.
On April 3, 2006, the Company issued 1,000,000 shares of the Company’s common stock to Ivan M. Spinner. See Note 2 — ISG Acquisition.
On April 10, 2006, the Company issued 80,000 unregistered shares of the Company’s common stock to Mr. Horace Richard Priester III. See Note 3 — HealthPlan Choice Asset Purchase.
On May 31, 2006, the Company issued 216,612 unregistered shares of common stock to Realtime Solutions Group, L.L.C. See Note 4 — Realtime License Agreement.
Stock Options
In connection with the appointment of Warren V. Musser to the board of directors, on January 11, 2006, the Company granted him an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The fair market value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 103%; risk-free interest rate of 4.5%; and, a term of five years. The Company valued these options at a fair market value of $193,264 and recorded stock-based compensation expense of $20,132 and deferred compensation of $173,132, the latter of which will be amortized over the vesting period of one year.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
On March 14, 2006, the board of directors of the Company adopted the Company’s Compensation Plan for Directors (the “Plan”). Under its terms, the Company’s Plan must be approved by shareholders within 12 months of the effective date of the Plan. An aggregate of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the Plan in addition to any authorized and unissued shares of common stock available for issuance under the Company’s 2005 Non-Employee Directors Stock Option Plan (“2005 Directors Plan”). The purpose of the Plan is to provide a comprehensive compensation program to attract and retain qualified individuals to serve as directors. The Company is authorized to award cash fees and issue non-qualified stock options under the Plan. The Plan is administered by the Company’s board of directors or the compensation committee established by the board.
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
On March 14, 2006, the Company granted to Warren V. Musser, as Vice Chairman of the board of directors, an option to purchase 425,000 shares of the Company’s common stock at an exercise price of $2.70 per share. The fair market value of this option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 105%; risk-free interest rate of 4.5%; and, a term of five years. The Company valued these options at a fair market value of $896,542 and recorded stock-based compensation expense of $37,356 and deferred compensation of $859,186, the latter of which will be amortized over the vesting period of one year.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
On April 27, 2006, the board of directors approved the grant of stock options to each of L.J. Rowell, C. James Jensen and Sanford Rich, who are all non-employee members of the board of directors (the “Director Options”). Messrs Rowell, Jensen and Rich each received nonqualified options to purchase 200,000 shares of Common Stock with a term of ten years at an exercise price of $3.60 per share. Forty percent (40%) of the Director Options will be exercisable on the date of grant; thirty percent (30%) on the first anniversary of the date of grant; and the remaining thirty percent (30%) in 12 equal increments at the end of each calendar month thereafter. These Director Options are subject to stockholder approval. The Director Options will be null and void and cancelled if stockholder approval is not obtained at the Company’s next annual meeting of shareholders. The fair market value of these option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 113%; risk-free interest rate of 4.66%; and, a term of five years. The Company valued these options at a fair market value of $1,761,973 and recorded stock-based compensation expense of $117,465 and deferred compensation of $1,644,509, the latter of which will be amortized over the vesting period of 2.75 years.
On April 27, 2006, the Company’s board of directors adopted the Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan, (“Omnibus Plan”) subject to stockholder approval at the Company’s next annual meeting of shareholders. The purpose of the Omnibus Plan is to attract, retain and motivate the employees, non-employee members of the board of directors and consultants of the Company and its subsidiaries and to focus their efforts on the long-term enhancement of stockholder value.
The Health Benefits Direct Corporation 2005 Incentive Stock Plan (“2005 Stock Plan”), the 2005 Directors Plan and the Health Benefits Direct Corporation Compensation Plan for Directors (the “Directors Compensation Plan”) (the 2005 Stock Plan, 2005 Directors Plan and Directors Compensation Plan, collectively, the “Prior Plans”) will be merged with and into the Omnibus Plan as of the effective date of the Omnibus Plan, and no additional grants will be made thereafter under the Prior Plans. Outstanding grants under the Prior Plans will continue in effect according to their terms as in effect before the Omnibus Plan merger (subject to such amendments as the board of directors determines, consistent with the Prior Plans, as applicable), and the shares with respect to outstanding grants under the Prior Plans will be issued or transferred under the Omnibus Plan. If approved by the shareholders, the effective date of the Omnibus Plan will be April 27, 2006.
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
June 30, 2006
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
A summary of the Company’s outstanding stock options as of June 30, 2006 and changes during the six months ended June 30, 2006 is as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value
Outstanding at December 31, 2005	3,935,000	$1.89	$0.14
Six months ended June 30, 2006
Granted	1,627,500	2.92	2.35
Exercised	—	—	—
Forfeited	127,500	2.74	1.01

Outstanding at June 30, 2006	5,435,000	$2.18	$0.78

Outstanding and exercisable at June 30, 2006	890,000	$2.29	$1.17

The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Stock Options Granted During the Period
	Six Months Ended	For the Year Ended
	June 30, 2006	December 31, 2005
Expected volatility	110%	25%
Risk-free interest rate	4.61%	3.75%
Expected life in years	5.0	4.5
Assumed dividend yield	0%	0%

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
The following information applies to options outstanding at June 30, 2006:

Options Outstanding				Options Exercisable
	Number of Shares	Weighted	Weighted	Number	Weighted
Exercise	Underlying	Average	Average	Exercisable at	Average
Price	Options at June	Remaining	Exercise	June 30, 2006	Exercise
$1.00	1,850,000	4.4	$1.00	300,000	$1.00
2.50	2,257,500	2.3	2.50	350,000	2.50
2.70	425,000	2.7	2.70	—	—
2.95	45,000	4.9	2.95	—	—
3.50	150,000	4.8	3.50	—	—
$3.60	707,500	4.8	$3.60	240,000	$3.60

	5,435,000			890,000

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
A summary of the status of the Company’s outstanding stock warrants granted as of June 30, 2006 and changes during the period is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2005	5,052,500	$1.50
Granted	3,547,500	1.50
Exercised	—	—

Outstanding at June 30, 2006	8,600,000	$1.50

Warrants exercisable at end of period	8,600,000	$1.50

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
The following information applies to all warrants outstanding at June 30, 2006:

Warrants Outstanding			Warrants Exercisable
Weighted
	Average	Weighted		Weighted
Number	Remaining	Average	Number	Average
Outstanding at	Contractual	Exercise	Exercisable at	Exercise
June 30, 2006	Life (Years)	Price	June 30, 2006	Price
8,600,000	2.45	1.50	8,600,000	1.50

8,600,000		$1.50	8,600,000	$1.50

NOTE 9 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES
Employment Agreements
On January 12, 2006, the Company agreed to terms of employment with Alvin Clemens, under which Mr. Clemens was named Executive Chairman of the Company, an executive officer position. Under the two year agreement, Mr. Clemens is to be paid a base salary of $275,000 per year and is entitled to receive such bonus compensation as a majority of the board of directors may determine from time to time.
On April 3, 2006, in connection with the Merger, HBDC II, Inc., a wholly-owned subsidiary of the Company, entered into a two-year employment agreement with Ivan M. Spinner. See Note 2 – ISG Acquisition.
On April 10, 2006 in connection with the Asset Purchase, HBDC II, Inc., a wholly-owned subsidiary of HBDC, entered into a two-year employment agreement with Mr. Horace Richard Priester III. See Note 3 – HealthPlan Choice Asset Purchase.
Restricted Cash and Operating Leases
The Company leases office space in Pompano Beach, Florida under an operating lease which expires in February 2007. This office lease agreement has certain escalation clauses and renewal options. In March 2006, the Company vacated this lease to relocate to its new facilities in Deerfield Beach, Florida. In connection with the vacated lease, as of June 30, 2006 the Company has accrued $97,527 in lease termination fees and utilities that management estimated as due under the remaining lease term.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 9 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
On February 17, 2006, the Company entered into a Lease agreement with FG2200, LLC, a Florida limited liability company, for approximately 50,000 square feet of office space at 2200 S.W. 10th Street, Deerfield Beach, Florida (the “Lease”). The initial term of the Lease commences on March 15, 2006 and terminates on March 31, 2016. The Company has the option to extend the term for two additional 36-month periods, as well as the right to terminate the Lease within the first five years. The monthly rent increases every 12 months, starting at $62,500 and ending at approximately $81,550. This space replaced the Company’s 10,312 square feet of office space at 2900 Gateway Drive, Pompano Beach, Florida 33069. In connection with the Lease, the Company provided a $1 million letter of credit to the landlord as a security deposit for the Company’s obligations under the Lease. Effective during the second quarter of 2006, the letter of credit was collateralized in the form of a $1 million certificate of deposit, which was on deposit with the issuer of the letter of credit. The terms of the letter of credit allow the Company to receive interest on the principal but prohibit the Company from withdrawing the principal for the life of the letter of credit.
On March 7, 2006, the Company entered into a sublease for approximately 13,773 square feet of office space located on the 7th floor at 1120 Avenue of the Americas, New York, New York (“Sublease Agreement”). The initial term of the Sublease Agreement commences in March 2006, and terminates on December 31, 2010. The monthly rent increases every 12 months, starting at approximately $303,000 per annum and ending at approximately $341,000 per annum. In connection with the Sublease Agreement, the Company provided a $151,503 letter of credit to the landlord as a security deposit for the Company’s obligations under the sublease. On May 15, 2006 the Company received the landlord’s consent, dated April 18, 2006, to the Sublease Agreement. Effective during the second quarter of 2006, the letter of credit was collateralized in the form of a $150,000 certificate of deposit, which was on deposit with the issuer of the letter of credit. The terms of the letter of credit allow the Company to receive interest on the principal but prohibits the Company from withdrawing the principal for the life of the letter of credit.
The $1 million certificate of deposit pertaining to the lease for our Deerfield Beach Florida office was combined with the $150,000 certificate of deposit pertaining to the lease for our Avenue of the Americas, New York office into a single certificate of deposit, which as of June 30, 2006 had a balance of $1,150,000, on deposit with the issuer of the letters of credit and is classified as restricted cash on the Company’s balance sheet. The terms of the certificate of deposit and letters of credit allow the Company to receive interest on the principal but prohibits the Company from withdrawing the principal for the life of the letters of credit.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 9 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
Future minimum rental payments required under these operating leases and the corporate office lease described in Note 11 – Subsequent Events, are as follows:

Six Months ended December 31,2006	$555,425
2007	1,280,430
2008	1,333,391
2009	1,376,421
2010	1,412,242
thereafter	6,337,653

Total	$12,295,562

NOTE 10 — BOARD OF DIRECTORS
On April 27, 2006, Leon Brauser, a member of the Company’s Board of Directors, resigned from his position as a director of the Company. The Company accepted Mr. Brauser’s resignation, which was effective as of April 27, 2006. Mr. Brauser’s decision to resign was not the result of any disagreement with the Company. The Company’s Board of Directors approved the acceleration of the vesting of Mr. Brauser’s stock option and the Company recorded an expense charge of approximately $49,192 in the second quarter of 2006 in connection with the unamortized portion of the fair value of Mr. Brauser’s stock options.
On April 27, 2006, the board of directors voted to increase its size from seven to nine members and appointed C. James Jensen, Sanford Rich and L.J. Rowell to serve as directors, effective as of April 27, 2006, to fill the vacancies created by such increase and by Mr. Brauser’s departure.
NOTE 11 — SUBSEQUENT EVENTS
Registration Statement Effectiveness
On July 7, 2006, the Security and Exchange Commission (the “Commission”) declared effective the Company’s Registration Statement on Form SB-2 filed with the Commission on April 10, 2006 as amended.
Corporate Office Lease
On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania. The term of the lease will commence on the earlier of: (i) the date on which the Company, with the Landlord’s prior consent, assumes possession of the premises, or (ii) upon the Landlord’s tendering possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125 th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $157,140 and ending at approximately $255,783. Under the terms of the lease agreement, rent is waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 11 — SUBSEQUENT EVENTS (continued)
The Company paid to the Landlord a security deposit of $100,000 under the lease (“Security Deposit”) during the third quarter of 2006, which will be accounted for as a deposit in other assets. The Company will not earn interest on the Security Deposit. The Security Deposit will decrease and the Landlord will return to the Company $10,000 on the third anniversary of the commencement date of the lease and on each anniversary thereafter until the required Security Deposit has been reduced to $20,000. The Security Deposit will be returned to the Company 30 days after the end of the lease provided the Company has complied with all provisions of the lease.
Internet Domain Name Purchase and Assignment Agreement
On July 17, 2006, the Company entered into an Internet Domain Name Purchase and Assignment Agreement with Dickerson Employee Benefits (“Dickerson”) to purchase the Internet domain name www.healthbenefitsdirect.com. As consideration for the Internet Domain Name Purchase and Assignment Agreement, the Company made a cash payment of $50,000 and will issue 50,000 shares of our common stock to Dickerson. The fair value of the Company’s purchase price was estimated to be $161,200 and will be accounted for as the purchase of an internet domain name, which will be included in intangible assets and amortized straight line over 36 months. The Internet Domain Name Purchase and Assignment Agreement is subject to certain provisions pertaining to Dickerson’s transfer of their ownership and their discontinuance of their use of www.healthbenefitsdirect.com. The Internet Domain Name Purchase and Assignment Agreement will require the Company to pay Dickerson 10% of the net proceeds of the sale of the Internet domain name www.healthbenefitsdirect.com in the event that the Company sells the Internet domain name www.healthbenefitsdirect.com to an unaffiliated third party prior to July 16, 2009.
Concurrent with the execution of the Internet Domain Name Purchase and Assignment Agreement, the Company and Dickerson entered into a Registration Rights Agreement that provides for piggyback registration rights for the 50,000 shares of our common stock to Dickerson.
Concurrent with the execution of the Internet Domain Name Purchase and Assignment Agreement, the Company and Dickerson entered into a five year referral agreement whereby the Company agreed to pay Dickerson certain amounts for each individual policy submitted by the Company to the Company’s insurance carriers that was referred to the Company by Dickerson. In addition Dickerson agreed to pay the Company a certain percentage of Dickerson’s commissions earned relating to referral to Dickerson from the Company.
Consulting Agreement with Real IT Group
On July 20, 2006, the Company entered into a consulting agreement with Real IT Group LLC (“Real IT”) effective August 1, 2006 through July 17, 2007 whereby Real IT will provide software design, development and implementation expertise to the Company for among other things assistance in the Company’s implementation of Realtime STP software. The consulting agreement may be terminated by either party with 30 days written prior notice and under certain specified conditions. The consulting agreement provides that the Company will own the rights to all intellectual property developed as a result of this consulting agreement.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
NOTE 11 — SUBSEQUENT EVENTS (continued)
As consideration for the Consulting Agreement, the Company will pay Real IT $150,000 over the life of the agreement in monthly installments and will issue 15,000 shares of our common stock to Real IT’s owner pursuant to the Company’s 2006 Omnibus Equity Compensation Plan plus the Company will pay Real IT’s reasonable and customary out of pocket expenses. The 15,000 common shares will vest as follows: 2,000 common shares vest immediately, 1,000 common shares will vest in equal monthly installments beginning on the first calendar month following the issuance of the 15,000 common shares; and the remaining 4,000 common shares will vest on the earlier of the termination or expiration of the consulting agreement. The fair value of the Company’s consideration paid was estimated to be $185,100 and will be accounted for as either professional fee expense as incurred or capitalized in connection with developing internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, depending upon the nature of the consulting services provided. Capitalized costs will be amortized using the straight-line method over expected useful lives of software developed, which is three years.
Concurrent with the execution of the consulting agreement, the Company and Real IT’s owner entered into a Registration Rights Agreement that provides for piggyback registration rights for the 15,000 shares of our common stock to Real IT’s owner. Also concurrent with the execution of the consulting agreement, the Company and the Company and Real IT’s owner entered into a non disclosure agreement.
Exercise Of Warrants
Subsequent to June 30, 2006, certain holders of the Company’s warrants exercised their warrants to purchase in aggregate 325,000 shares of the Company’s common stock at an exercise price of $1.50 per share for an aggregate exercise price of $487,500.

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
Under the criteria set forth in SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. We regularly review the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

On April 3, 2006 we entered into a merger agreement (“ISG Merger Agreement”) with ISG Merger Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Insurance Specialist Group Inc., a Florida corporation (“ISG”), and Ivan M. Spinner. As a result of the merger agreement, we acquired all of the outstanding stock of ISG, an insurance agency involved in the business of selling health insurance to small business owners and individuals.
We have accounted for the acquisition of ISG using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. The results of ISG’s operations have been included in the Company’s statement of operations as of April 4, 2006. ISG’s operations for the period April 1 through April 4, 2006 are considered immaterial. The estimated purchase price and purchase price allocation as presented herein is preliminary and the final purchase accounting adjustments may differ from the unaudited consolidated financial information. We calculated the fair value of ISG based on the fair value of the consideration paid for ISG and assigned fair values to the individual tangible and intangible assets purchased based on managements estimates. Our preliminary calculation for the consideration paid for ISG in aggregate was $5,126,653 and was made up of the following:

Cash payment and payable to seller	$1,107,324
Fair value of common stock issued to seller	3,310,806
Discounted value of guaranteed future fixed cash payments to seller	225,212
Fair value of stock option issued to seller	425,381
Estimated direct transaction fees and expenses	57,930

Estimated purchase price	$5,126,653

We preliminarily estimated the fair values of ISG’s assets acquired and liabilities assumed at the date of acquisition as follows:

Cash	$186,194
Accounts receivable	196,489
Deferred compensation advances	255,868
Prepaid expenses and other assets	1,533
Property and equipment, net	600
Intangible assets	4,964,330
Accrued expenses	(191,718)
Unearned commission advances	(286,643)

$5,126,653

We acquired intangible assets from ISG, which consisted of the following; value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,142 amortized straight line over the expected useful life of 5 years and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.
In April 2006, we entered into an asset purchase agreement with Healthplan Choice, Inc. and Horace Richard Priester III, pursuant to which among other things, we acquired all of the operating assets of Healthplan Choice, Inc. As consideration for the asset purchase, we made a cash payment of $100,000 and issued 80,000 shares of our common stock to Mr. Priester. We have accounted for the HealthPlan Choice Asset Purchase Agreement in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. The fair value of the Company’s purchase price was estimated to be $370,240.

We estimated the fair values of the assets acquired, their useful life and amortization method was as follows: $26,982 of property and equipment depreciated straight line over a weighted average of 19 months, $157,344 value of acquired employees, which was fully amortized in the second quarter of 2006, $11,132 value of the bargain sublease amortized straight line over the balance of the Sublease, and $72,167 value of the 1-800-healthplan telephone number, www.1800healthplan.com, www.1800healthplan.net, www.1-800-healthplan.com and www.1-800-healthplan.net domain names amortized straight line over 36 months.
In connection with the asset purchase we also recorded $102,615 of other general administrative expense in the second quarter of 2006, which represent the cost of integrating HealthPlan Choice’s office into a satellite sales office of the Company.
We review the carrying value of property and equipment and intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005
Revenues
For the three months ended June 30, 2006, we earned revenues of $2,591,672 compared to $562,497 for the three months ended June 30, 2005 (“the 2005 period”), an increase of $2,029,175 or 360%. The primary reasons for the increase in revenues is the increase in number of licensed insurance agents employed by the Company from approximately 26 at June 30, 2005 to approximately 72 at June 30, 2006 and the increase of the number of insurance products being sold. For the three months ended June 30, 2006, we earned revenues of $584,435 relating to ISG as compared to $0 for the 2005 period.

Total Operating Expenses
The Company’s total operating expenses for the three months ended June 30, 2006 increased to $6,939,318 as compared to $1,132,932 for the 2005 period or an increase of $5,806,386 or 513% as compared to the 2005 period. These increases include:
•	For the three months ended June 30, 2006, we recorded salaries, commission and related taxes of $3,676,740 as compared to $545,173 for the 2005 period. Salaries, commission and related taxes consisted of the following:

	For the Three Months
	Ended June 30,
	2006	2005
Salaries and wages	$1,978,452	$431,137
Share based employee and director compensation	743,954	—
Commissions to employees	430,803	77,531
Commissions to non-employees	144,251	—
Employee benefits	110,856	—
Payroll taxes and other	268,424	36,505

Total	$3,676,740	$545,173

•	Salaries and wages were $1,978,452 as compared to $431,137 for the 2005 period, an increase of $1,547,318 or 358%. These increases were the result of the hiring of additional personnel employed by the Company from approximately 66 at June 30, 2005 to approximately 204 at June 30, 2006.

•	Share based employee and director compensation expense was $743,954 as compared to $0 for the 2005 period. Share based employee and director compensation consists of stock option grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or expiration date, whichever occurs first. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. There were no stock options outstanding in the 2005 period. Expense in the second quarter of 2006 included $49,492 associated with the accelerated vesting of a stock option to a former director and $128,890 associated with expensing the unamortized fair value of stock options granted to employees whose employment terminated.

•	Commissions to employees were $430,803 as compared to $77,531 for the 2005 period, which was the result of increased sales that resulted in higher sales commission expense.

•	Commissions to non employees were $144,251 as compared to $0 for the 2005 period. Effective April 3, 2006 as a result of the ISG acquisition the Company now incurs commission expense to non employees, who are independent licensed insurance agents. ISG’s revenue is the result of the sale of health insurance products sold through independent insurance agents. Unlike the Company’s employee licensed insurance agents, the Company’s only expense pertaining to independent insurance agents are commissions.

•	Employee benefits expense was $110,856 as compared to $0 for the 2005 period. The Company began implementing an employee benefits package during 2006.

•	Payroll taxes and other expense was $268,424 as compared to $36,505 for the 2005 period. This is primarily employer payroll taxes and the increase was the result of the hiring of additional personnel employed by the Company.

•	Lead expense was $845,626 as compared to $196,857 in the 2005 period, an increase of $648,769 or 330%. As we increase the number of licensed agents we employ, we expect our lead expense to increase in the future in order to facilitate the flow of quality leads to our sale agents.[verify]

•	For the three months ended June 30, 2006, we recorded depreciation and amortization expense of $770,042 as compared to $19,917 for the 2005 period. Depreciation and amortization expense consisted of the following:

	For the Three Months
	Ended June 30,
	2006	2005
Amortization of intangibles acquired as a result of the ISG acquisition	$480,136	$—
Amortization of intangibles acquired as a result of the HealthPlan Choice Asset Purchase	167,533	—
Amortization of software and website development	18,351	—
Depreciation expense	104,022	19,917

Total	$770,042	$19,917

•	For the three months ended June 30, 2006, we recorded amortization expense of $480,136 for the intangible assets acquired from ISG. The ISG acquisition was effective April 3, 2006. Accordingly there was no amortization in the 2005 period. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,142 amortized straight line over the expected useful life of 5 years and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.

•	For the three months ended June 30, 2006, we recorded amortization expense of $167,533 for the intangible assets acquired as a result of the HealthPlan Choice asset purchase. The HealthPlan Choice asset purchase was effective April 10, 2006. Accordingly there was no amortization in the 2005 period. The intangible assets acquired represent the value of acquired employees of $157,344, which was fully amortized in the second quarter of 2006, the value of the bargain sublease amortized straight line over the balance of the Sublease, which expires on December 31, 2006 and the value of the 1-800-healthplan telephone number, www.1800healthplan.com, www.1800healthplan.net, www.1-800-healthplan.com and www.1-800-healthplan.net domain names amortized straight line over 36 months.

•	For the three months ended June 30, 2006, we recorded amortization expense of $18,351 compared to $0 in the 2005 period for the software and website development.

•	For the three months ended June 30, 2006, we recorded depreciation expense of $104,022 as compared to $19,917 for the 2005 period. In the fourth quarter of 2005 and in the first quarter of 2006, we acquired telephone and switching equipment and computer equipment, which we began depreciating in the fourth quarter of 2005. In the second quarter of 2006 we acquired fixed assets in connection with ISG and HealthPlan Choice, which we began depreciating in the second quarter of 2006.

•	For the three months ended June 30, 2006, we incurred professional fees of $396,716 as compared to $9,728 for the 2005 period. During the three months ended June 30, 2006, we incurred legal fees of $226,320 associated primarily with SEC filings as well as other corporate legal matters. Additionally, we incurred accounting fees of $42,550 related to the preparation and audit of our financial statements and the review of our SEC filings, recruiting fees to attract qualified employees of $74,113, investor relations fees of $18,625 and other professional fees of $35,108.

•	For the three months ended June 30, 2005, we incurred accrued salaries to our management for services rendered of $157,500 as compared to $0 for the 2006 period. In October and November of 2005, we entered into employment agreements with these executives and paid compensation to them in 2006, which is included in salaries, commissions and related taxes.

•	For the three months ended June 30, 2006, we incurred other general and administrative expenses of $1,248,126 as compared to $203,757 for the 2005 period, an increase of $1,044,369 or 513%. Other general and administrative expenses consisted of the following:

	For the Three Months
	Ended June 30,
	2006	2005
Licensing and permit fees	$127,636	$26,177
Rent and utilities	385,350	41,750
Travel and entertainment	128,680	22,482
Telephone	150,226	40,946
Cost of integrating HealthPlan Choice Atlanta office as a satellite sales office	102,615	—
Other	353,619	72,402

Total	$1,248,126	203,757

•	During the three months ended June 30, 2006, we had increases in licensing and permit fees of $101,459 related to the increase in our licensed employee insurance agents. We incur licensing and appointment costs associated with the licensing of our employee insurance agents.

•	During the three months ended June 30, 2006, we had increases in rent of $343,600 attributable to the cost of new and larger facilities. In mid 2005 we began occupying our New York and California offices. In March 2006, we relocated our Florida office into a larger facility and entered into a lease for a larger New York sales office. We anticipate relocating our New York sales office in the third quarter of 2006. In April 2006 we began occupying our Atlanta office as a result of the HealthPlan Choice asset purchase agreement.

•	During the three months ended June 30, 2006, we had an increase in travel and entertainment expense of $106,198 compared to the 2005 period primarily related with increased marketing activities with insurance carriers and travel between our various office locations.

•	During the three months ended June 30, 2006, we had an increase in telephone and communications expense of $109,280 as compared to the 2005 period due to the increase in the number of sales agents and other administrative employees.

•	During the three months ended June 30, 2006, we incurred $102,615 pertaining to the cost of integrating HealthPlan Choice’s office as our Atlanta satellite sales office.

•	Other general and administrative expenses consisted of advertising, casual labor, insurance, office expenses, maintenance and computer expenses. The increase for the three months ended June 30, 2006 as compared to the 2005 period is attributable to an increase in operational activities.
Other income (expenses)
For the three months ended June 30, 2006, interest income was $91,304 as compared to $0 for the 2005 period, which was attributable to interest-bearing cash deposits resulting from the capital raised in the private placement.
For the three months ended June 30, 2006, interest expense was $8,144 as compared to $6,332 for the 2005 period, an increase of $1,812 and was attributable to our line of credit, which was repaid in full during the second quarter of 2006.
Net loss
As a result of these factors, we reported a net loss of $4,264,486 or $0.15 loss per share for the three months ended June 30, 2006 as compared to a net loss of $576,767 or $.07 loss per share for the comparable 2005 period. The net loss for the second quarter of 2006 included $438,341 of non recurring expenses consisting of $178,382 of share based compensation expense pertaining to accelerated vesting and employee terminations, $259,959 of HealthPlan Choice amortization of value of employees and integration costs.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005
Revenues
For the six months ended June 30, 2006, we earned revenues of $3,859,979 compared to $1,027,566 for the six months ended June 30, 2005, an increase of $2,832,413 or 275%. The primary reasons for the increase in revenues is the increase in number of licensed insurance agents employed by the Company from approximately 26 at June 30, 2005 to approximately 72 at June 30, 2006 and the increase of the number of insurance products being sold. For the six months ended June 30, 2006, we earned revenues of $584,435 relating to ISG as compared to $0 for the 2005 period.
Total Operating Expenses
The Company’s total operating expenses for the six months ended June 30, 2006 increased to $10,387,106 as compared to $2,165,744 for the 2005 period or an increase of $8,221,362 or 380% as compared to the 2005 period. These increases include:
•	For the six months ended June 30, 2006, we recorded salaries, commission and related taxes of $5,496,691 as compared to $1,082,110 for the 2005 period. Salaries, commission and related taxes consisted of the following:

	For the Six Months
	Ended June 30,
	2006	2005
Salaries and wages	$3,196,939	$832,271
Share based employee and director compensation	844,952	—
Commissions to employees	664,241	104,450
Commissions to non-employees	144,251	—
Employee benefits	110,856	—
Payroll taxes and other	535,452	145,389

Total	$5,496,691	$1,082,110

•	Salaries and wages were $3,196,939 as compared to $832,271 for the 2005 period, an increase of $2,364,668 or 284%. These increases were the result of the hiring of additional personnel employed by the Company. The Company had approximately 66 employees at June 30, 2005 and approximately 204 employees at June 30, 2006.

•	Share based employee and director compensation expense was $844,951 as compared to $0 for the 2005 period. Share based employee and director compensation consists of stock option grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or expiration date, whichever occurs first. There were no stock options outstanding in the 2005 period. Expense in the six months ended June 30, 2006 period included $49,492 associated with the accelerated vesting of a stock option to a former director and $128,890 associated with expensing the unamortized fair value of stock options granted to employees whose employment has terminated.

•	Commissions to employees were $664,241 as compared to $104,450 for the 2005 period. These increases were the result of an increase in sales that resulted in higher sales commission expense.

•	Commissions to non employees were $144,251 as compared to $0 for the 2005 period. Effective April 3, 2006 as a result of the ISG acquisition the Company now incurs commission expense to non employees, who are independent licensed insurance agents. ISG’s revenue is the result of the sale of health insurance products sold through independent insurance agents. Unlike the Company’s employee licensed insurance agents, the Company’s only expense pertaining to independent insurance agents are commissions.

•	Payroll taxes and other expense was $535,452 as compared to $145,389 for the 2005 period. This is primarily employer payroll taxes and the increase was the result of the hiring of additional personnel employed by the Company.

•	Lead expense was $1,431,703 as compared to $301,239 in the 2005 period, an increase of $1,130,464 or 375%. As we increase the number of licensed agents we employ, we expect our lead expense to increase in the future in order to facilitate the flow of quality leads to our sale agents.

•	For the six months ended June 30, 2006, we recorded depreciation and amortization expense of $839,313 as compared to $38,068 for the 2005 period. Depreciation and amortization expense consisted of the following:

	For the Six Months
	Ended June 30,
	2006	2005
Amortization of intangibles acquired as a result of the ISG acquisition	$480,136	$—
Amortization of intangibles acquired as a result of the HealthPlan Choice Asset Purchase	167,532	—
Amortization of software and website development	33,479	—
Depreciation expense	158,166	38,068

Total	$839,313	$38,068

•	For the six months ended June 30, 2006, we recorded amortization expense of $480,136 for the intangible assets acquired from ISG. The ISG acquisition was effective April 3, 2006. Accordingly there is no amortization in the 2005 period. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,142 amortized straight line over the expected useful life of 5 years and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.

•	For the six months ended June 30, 2006, we recorded amortization expense of $167,532 for the intangible assets acquired as a result of the HealthPlan Choice asset purchase. Accordingly there is no amortization in the 2005 period. The intangible assets acquired represent the value of acquired employees of $157,344, which was fully amortized in the second quarter of 2006, the value of the bargain sublease amortized straight line over the balance of the Sublease, which expires on December 31, 2006 and the value of the
1-800-healthplan telephone number, www.1800healthplan.com, www.1800healthplan.net, www.1-800-healthplan.com and
www.1-800-healthplan.net domain names amortized straight line over 36 months.

•	For the six months ended June 30, 2006, we recorded depreciation expense of $158,166 as compared to $38,068 for the 2005 period. In the fourth quarter of 2005 and in the first quarter of 2006, we acquired telephone and switching equipment and computer equipment, which we began depreciating in the fourth quarter of 2005. In the second quarter of 2006 we acquired fixed assets in connection with ISG and HealthPlan Choice, which we began depreciating in the second quarter of 2006.

•	For the six months ended June 30, 2006, we incurred professional fees of $711,676 as compared to $18,188 for the 2005 period, an increase of $693,488. During the six months ended June 30, 2006, we incurred legal fees of $398,464 associated with our SEC filings, our compensation plans and restructuring of our board of directors, as well as other corporate legal matters. Additionally, we incurred accounting fees of $79,421 related to the preparation and audit of our financial statements and the review of our SEC filings, recruiting fees to attract qualified employees of $109,250, investor relations fees of $54,130 and other professional fees of $70,411.

•	For the six months ended June 30, 2005, we incurred accrued salaries to our management for services rendered of $315,000 as compared to $0 for the 2006 period. In October and November of 2005, we entered into employment agreements with these executives and paid compensation to them in 2006, which is included in salaries, commissions and related taxes.

•	For the six months ended June 30, 2006, we incurred other general and administrative expenses of $1,905,655 as compared to $411,139 for the 2005 period, an increase of $1,494,516 or 364%. Other general and administrative expenses consisted of the following:

	For the Six Months
	Ended June 30,
	2006	2005
Licensing and permit fees	$256,784	$49,241
Rent and utilities	553,278	77,824
Travel and entertainment	205,243	33,107
Telephone	233,917	95,472
Cost of integrating HealthPlan Choice Atlanta office as a satellite sales office	102,615	—
Other	553,818	155,495

Total	$1,905,655	$411,139

•	During the six months ended June 30, 2006, we had increases in licensing and permit fees of $204,543 related to the increase in our sales agents. We incur licensing and appointment costs associated with the licensing of our employee insurance agents.

•	During the six months ended June 30, 2006, we had increases in rent and utilities of $475,454 attributable to the cost of new and larger facilities. In mid 2005 we began occupying our New York and California offices. In March 2006, we relocated our Florida office into a larger facility and entered into a lease for a larger New York sales office. We anticipate relocating our New York sales office in the third quarter of 2006. In April 2006 we began occupying our Atlanta office as a result of the HealthPlan Choice asset purchase agreement.

•	During the six months ended June 30, 2006, we had an increase in travel and entertainment expense of $172,136 compared to the 2005 period primarily related with increased marketing activities with insurance carriers and travel between our various office locations.

•	During the six months ended June 30, 2006, we had an increase in telephone and communications expense of $138,445 as compared to the 2005 period due to the increase in the number of sales agents and other administrative employees.

•	During the six months ended June 30, 2006, we incurred $102,615 pertaining to the cost of integrating HealthPlan Choice’s office as our Atlanta satellite sales office.

•	Other general and administrative expenses consisted of advertising, casual labor, insurance, office expenses, utilities, maintenance, computer expenses, and office expenses. The increase for the six months ended June 30, 2006 as compared to the 2005 period is attributable to an increase in operational activities. Additionally, during the 2006 period, we incurred approximately $49,700 related to maintenance on our telephone system.
Other income (expenses)
For the six months ended June 30, 2006 we reported income of $60,537 from the reversal of the registration rights penalty accrued at December 31, 2005. The registration of the shares was effective July 7, 2006, which preceded the date after which a penalty would have been incurred.
For the six months ended June 30, 2006, interest income was $203,582 as compared to $0 for the 2005 period, which was attributable to interest-bearing cash deposits resulting from the capital raised in the private placement.
For the six months ended June 30, 2006, interest expense was $13,837 as compared to $9,453 for the 2005 period, an increase of $4,384 and was attributable to our line of credit, which was repaid in full during the second quarter of 2006.
Net loss
As a result of these factors, we reported a net loss of $6,276,845 or $0.23 loss per share for the six months ended June 30, 2006 as compared to a net loss of $1,147,631 or $.15 loss per share for the comparable 2005 period. The net loss for six months ended June 30 2006 included $488,041 of non recurring expenses consisting of $178,382 of share based compensation expense pertaining to accelerated vesting and employee terminations, $259,959 of HealthPlan Choice amortization of value of employees and integration costs, and $49,700 related to maintenance on our telephone system.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2006, we had a cash balance of $4,967,229 and working capital of $2,635,703.
Through June 30, 2006, we completed the closing of a private placement of a total of 294 units, each unit (“Unit”) consisting of 50,000 shares of our common stock and a detachable, transferable warrant to purchase shares of our common stock, at a purchase price of $50,000 per Unit. Each warrant issued in the private placement entitles the holder to purchase shares of our common stock at an exercise price of $1.50 per share and expires on the three-year anniversary of the date of issuance, subject to certain redemption provisions. We received aggregate net proceeds from the private placement of $7,240,502 in 2005 and aggregate net proceeds of $6,164,174 during the six months ended June 30, 2006.
At June 30, 2006, we had a restricted cash balance of $1,150,000, which represents a certificate of deposit with a restricted balance pertaining to 2 letters of credit for the benefit of the landlords of the Company’s Deerfield Beach Florida and New York offices. The certificate of deposit is on deposit with the issuer of the letters of credit. The terms of the Company’s certificate of deposit and letters of credit allow the Company to receive the interest on the certificates of deposit but prohibits the Company’s use of the balance of the certificates of deposit.
Net cash used in operations was $3,813,477 for the six months ended June 30, 2006, as compared to net cash used in operations of $382,096 for the 2005 period. For the six months ended June 30, 2006, the Company used cash to fund the Company loss of $6,276,845 and:
•	Increases in accounts receivable of $76,766 related to increased revenues;

•	Increases in deferred compensation advances of $534,791. We have advanced commissions relating to the advanced commissions the Company has received from insurance carriers. The deferred compensation advances are charged to expense in proportion to the Company’s recognition of unearned commissions as revenue;

•	Increases in prepaid expenses and other current assets of $266,900 related to advances made by us for advertising, the establishment of a health insurance program for our employees, and other prepaid items;

•	Increases in accounts payable of $295,024 relating to professional fees and increased business activity.

•	Increases in accrued expenses of $705,537 relating to primarily to increased salaries, wages and commissions;

•	Increases in unearned commission advances of $744,366 relating to increased revenues from certain of the Company’s insurance carriers that advance the Company future commission revenue. The Company’s revenue consists primarily of insurance premium commissions, which are recognized pro-rata over the terms of the insurance policies. The unearned portion of insurance premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances.
Net cash used by investing activities for the six months ended June 30, 2006 was $2,267,264 as compared to net cash used in investing activities of $38,595 for the 2005 period. This increase was primarily attributable to the acquisition of ISG of approximately $1.2 million, capitalization of software development costs of $81,596 and the acquisition property and equipment of $958,340 including assets acquired as a result of HealthPlan Choice asset purchase.
Net cash provided by financing activities for the six months ended June 30, 2006 was $4,614,544 as compared to $439,200 for the 2005 period.
•	During the first quarter of 2006 we received net proceeds from the sale of common stock of $6,164,174.

•	During the second quarter of 2006 we disbursed $1,150,000 from cash and deposited this amount into a certificate of deposit, which is reported as restricted cash. The certificate of deposit is on deposit with the same bank that issued 2 letters of credit for the benefit of the Company’s landlords of our new Florida and New York offices.

•	During the second quarter of 2006 we repaid our $399,630 outstanding balance of a line of credit with Regions Bank dated August 2004. The interest rate for this line of credit was prime plus 8.5%. This line of credit was personally guaranteed by the Company’s CEO Scott Frohman, the Company’s President and COO Charles Eissa and Michael Brauser. The Company has no further obligations regarding this line of credit and this line of credit is not available for future borrowing.
In addition to cash used in investing activities, during the six months ended June 30, 2006 we issued 1,296,612 shares of our common stock in connection with the following investing activities:
•	On April 3, 2006, we issued 1,000,000 shares of our common stock to Ivan M. Spinner, the sole stockholder of ISG in exchange for all of the outstanding stock of ISG. The fair value of the shares issued was estimated to be $3,310,806. Also on April 3, 2006 we issued to Mr. Spinner an employee stock option grant to purchase 150,000 shares of our common stock at the closing market price on the date of the grant. The fair value of this option grant was estimated to be $425,381 on the date of grant using the Black-Scholes option-pricing model. We also paid Mr. Spinner $920,000 and entered into a 2 year employment agreement in connection with the purchase of ISG.

•	On April 10, 2006, we issued 80,000 shares of our common stock to Mr. Horace Richard Priester III in connection with the HealthPlan Choice Asset Purchase Agreement. The fair value of the shares issued was estimated to be $270,240. We also paid Mr. Priester $100,000 in connection with the asset purchase agreement.

•	On May 31, 2006, we issued 216,612 shares of our common stock to Realtime Solutions Group, L.L.C. in connection with a Software and Services Agreement. Realtime granted the Company a worldwide, transferable, non-exclusive, perpetual and irrevocable license to use, display, copy, modify, enhance, create derivate works within, and access Realtime Solutions Group’s Straight Through Processing software and all associated documentation, source code and object code, for use in the marketing, promotion and sale of health benefits or insurance products. The fair value of the shares issued was estimated to be $648,536. We accounted for the issuance of our common stock as the purchase of computer software, which is included in property and equipment.
In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. Our future minimum rental payments required under operating leases as of August 14, 2006 are as follows:

Six Months ended December 31,2006	$555,425
2007	1,280,430
2008	1,333,391
2009	1,376,421
2010	1,412,242
thereafter	6,337,653

Total	$12,295,562

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

PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit No	Description

10.1	Merger Agreement, dated April 3, 2006, among Health Benefits Direct Corporation, ISG Merger Acquisition Corp., Insurance Specialist Group Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2006).

10.2	Employment Agreement, dated April 3, 2006, between HBDC II, Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2006).

10.3	Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2006).

10.4	Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2006).

10.5	Sublease, dated March 7, 2006, between Health Benefits Direct Corporation and World Travel Partners I, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2006).

10.6	First Amendment to Sublease, dated April 18, 2006, between Health Benefits Direct Corporation ad World Travel Partners I, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2006).

10.7	Letter Agreement, dated April 18, 2006, among World Travel Partners I, LLC, Health Benefits Direct Corporation, and 1120 Avenue of the Americas, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2006).

10.8	Software and Services Agreement, dated May 31, 2006, among Health Benefits Direct Corporation, Insurint Corporation, and Realtime Solutions Group, L.L.C. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2006).

31.1	Certificate of the Chief Executive Officer of Health Benefits Direct Corporation required by rule 13a-14(a) under the Exchange Act.

31.2	Certificate of the Chief Financial Officer of Health Benefits Direct Corporation required by rule 13a-14(a) under the Exchange Act.

32.1	Certificate of the Chief Executive Officer of Health Benefits Direct Corporation required by rule 13a-14(b) under the Exchange Act.

32.2	Certificate of the Chief Financial Officer of Health Benefits Direct Corporation required by rule 13a-14(b) under the Exchange Act.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH BENEFITS DIRECT CORPORATION

Dated: August 14, 2006	By:	/s/ SCOTT FROHMAN

Scott Frohman
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2006	By:	/s/ ANTHONY R. VERDI

Anthony R. Verdi
Chief Financial Officer
(Principal Financial and Accounting Officer)