Form 10QSB
period 2006-09-30
HEALTH BENEFITS DIRECT CORP
filed 2006-11-14
CIK 1309442

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 333-123081
HEALTH BENEFITS DIRECT CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	98-0438502

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
150 North Radnor-Chester Rd.
Radnor Financial Center, Suit B101
Radnor, Pennsylvania 19087
(Address of Principal Executive Offices)
(610) 971-6199
(Issuer’s Telephone Number, Including Area Code)
5 Radnor Corporate Center, Suite 555
Radnor, Pennsylvania 19087
(Former name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,628,083 shares of common stock at November 14, 2006.
Transitional Small Business Disclosure Format (check one): Yes ☐      No ☑

HEALTH BENEFITS DIRECT CORPORATION
FORM 10-QSB
QUARTERLY PERIOD ENDED September 30, 2006

Part I. Financial Information
Item 1. Financial Statements
HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

September 30, 2006
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,073,100
Accounts receivable, less allowance for doubtful accounts of $16,532	1,486,914
Deferred compensation advances	686,193
Prepaid expenses	403,380
Other current assets	17,611

Total current assets	5,667,198

Restricted cash	1,154,504
Property and equipment, net of accumulated depreciation of $384,423	2,253,126
Intangibles, net of accumulated amortization of $1,145,764	4,330,624
Other assets	169,851

Total assets	$13,575,303

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$771,896
Accrued expenses	824,916
Due to related parties	276,680
Unearned commission advances	3,790,980

Total current liabilities	5,664,472

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; no shares issued and outstanding)	—
Common stock ($.001 par value; 90,000,000 shares authorized; 28,603,083 shares issued and outstanding	28,603
Additional paid-in capital	24,765,020
Accumulated deficit	(14,636,754)
Deferred compensation	(2,246,038)

Total shareholders’ equity	7,910,831

Total liabilities and shareholders’ equity	$13,575,303

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, net	$3,222,434	$562,497	$7,082,413	$1,627,330

Operating Expenses:
Salaries, commission and related taxes	3,880,233	830,123	9,376,924	1,912,233
Lead expense	1,456,159	190,637	2,889,930	491,876
Depreciation and amortization	645,802	21,447	1,485,115	59,515
Professional fees	143,429	63,388	855,105	81,576
Management salaries — related parties	—	157,500	—	472,500
Other general and administrative	1,208,955	117,690	3,114,610	528,829

	7,334,578	1,380,785	17,721,684	3,546,529

Loss from operations	(4,112,144)	(818,288)	(10,639,271)	(1,919,199)

Other income (expense):
Loss on disposal of property and equipment	(339)	—	(339)	—
Registration rights penalty reversal	—	—	60,537	—
Interest income	54,638	—	258,220	—
Interest expense	(3,630)	(6,332)	(17,467)	(18,790)

Total other income (expense)	50,669	(6,332)	300,951	(18,790)

Net loss	$(4,061,475)	$(824,620)	$(10,338,320)	$(1,937,989)

Net loss per common share:
Net loss per common share — basic and diluted	$(0.14)	$(0.11)	$(0.38)	$(0.25)

Weighted average common shares outstanding — basic and diluted	28,254,578	7,800,000	27,351,853	7,800,000

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(10,338,320)	$(1,937,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,485,453	59,515
Stock-based compensation and consulting	1,620,357	—
Changes in assets and liabilities:
Accounts receivable	(1,292,653)	28,587
Deferred compensation advances	(512,497)	(18,785)
Prepaid expenses	(374,130)	—
Other current assets	(17,611)	—
Other assets	(147,192)	(62,998)
Accounts payable	390,584	60,019
Accrued expenses	414,392	88,437
Due to related parties	68,926	600,900
Unearned commission advances	2,904,041	447,406

Net cash used in operating activities	(5,798,650)	(734,908)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,481,530)	(129,008)
Purchase of intangible assets and capitalization of software development	(1,415,186)	(68,979)

Net cash used in investing activities	(2,896,716)	(197,987)

Cash Flows From Financing Activities:
Gross proceeds from sales of common stock	6,450,000	—
Gross proceeds from exercise of warrants	525,000	—
Gross proceeds from exercise of stock options	200,000	—
Restricted cash in connection with letters of credit	(1,154,504)	—
Placement and other fees paid in connection with offering	(285,826)	—
Proceeds from note payable	—	199,000
Proceeds from shareholders’ investments	—	186,400
Payment of line of credit	(399,630)	—
Proceeds from related party advances	—	550,170

Net cash provided by financing activities	5,335,040	935,570

Net (decrease)/increase in cash	(3,360,326)	2,675

Cash — beginning of year	6,433,426	13,517

Cash — end of period	$3,073,100	$16,192

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$15,044	$9,453

Cash payments for income taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 and notes thereto and other pertinent information contained in Form 10-KSB of Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) as filed with the Securities and Exchange Commission (the “Commission”). The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.
For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2006 presentation.
Organization
The Company was incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp., an exploration stage company engaged in mineral exploration (“Darwin-NV”). On November 22, 2005, Darwin-NV merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation (“Darwin-DE”), solely for the purpose of changing the Company’s state of incorporation from Nevada to Delaware. On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin-DE, was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation (“HBDC”), and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc. Following the merger, Darwin-DE changed its name to Health Benefits Direct Corporation.
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
HBDC was formed in January 2004 for the purpose of acquiring, owning and operating businesses engaged in direct marketing and distribution of health and life insurance products, primarily utilizing the Internet. On September 9, 2005, HBDC acquired three affiliated Internet health insurance marketing companies, namely Platinum Partners, LLC, a Florida limited liability company, Health Benefits Direct II, LLC, a Florida limited liability company, and Health Benefits Direct III, LLC, a Florida limited liability company. HBDC issued 7,500,000 shares of its common stock and a warrant to purchase 50,000 shares of its common stock, in the aggregate, in exchange for 100% of the limited liability company interests of these companies.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The acquisition of HBDC by the Company was accounted for as a reverse merger because, on a post-merger basis, the former HBDC shareholders held a majority of the outstanding common stock of the Company on a voting and fully diluted basis. As a result, HBDC was deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented for the period ended December 31, 2005, are those of HBDC for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical shareholders’ deficit of HBDC prior to the acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of the Company and HBDC’s common stock, with an offset to additional paid-in capital. The restated consolidated retained earnings of the accounting acquirer, HBDC, are carried forward after the acquisition.
The Company specializes in the direct marketing of health and life insurance and related products to individuals, families and groups. The Company has developed proprietary technologies and processes to connect prospective insurance customers with the Company’s agents and service personnel using an integrated on-line platform with call center follow up. The Company employs licensed agents supported by verification, customer service and technology employees for the purpose of providing immediate information to prospective customers and to sell insurance products. The Company receives commissions and other fees from insurance carriers for the sale of insurance products.
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
Accounts receivable
The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2006, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $16,532.
Accounts receivable from four insurance carriers accounted for 93% of the Company’s accounts receivable balance at September 30, 2006.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
Intangible assets
Intangible assets consist of assets acquired in connection with the acquisition of ISG, costs incurred in connection with the development of the Company’s software and website costs and assets acquired in connection with the HealthPlan Choice asset purchase agreement. See Note 2 – ISG Acquisition, Note 3 – HealthPlan Choice Asset Purchase and Note 8 – Intangible Assets. The Company capitalized certain costs valued in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs, which consist of direct technology labor costs, are capitalized and amortized using the straight-line method over expected useful lives of three years. Costs that the Company has incurred in connection with developing the Company’s websites and purchasing domain names are capitalized and amortized using the straight-line method over an expected useful life of three years.
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
As of September 30, 2006, the Company determined that intangible assets pertaining to the Company’s website, which is anticipated to be replaced during the fourth quarter of 2006, certain carrier integration costs, which are not expected to be recoverable based on the future revenues, and lead system development, which is no longer expected to be implemented, was impaired and the Company recorded $54,294 in depreciation and amortization expense in the third quarter of 2006.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Loss per common share
In accordance with SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents at September 30, 2006 include the following:

Options	5,197,000
Warrants	8,250,000

13,447,000

Revenue recognition
The Company follows the guidance of the Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.
The Company generates revenue primarily from the receipt of commissions paid to the Company by insurance companies based upon the insurance policies sold to consumers by the Company. These revenues are in the form of first year, bonus and renewal commissions that vary by company and product. We recognize commission revenue from the sale of primarily health insurance, after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. Insurance premium commission revenues are recognized pro-rata over the terms of the policies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company or with respect to certain types of products. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The Company also generates revenue from the sale of leads to third parties. Such revenues are recognized when we deliver the leads and bill the purchaser of the leads.
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
Concentrations of credit risk
The Company maintains its cash and restricted cash in bank deposit accounts, which, at times, exceed the federally insured limits of $100,000 per account. At September 30, 2006, the Company had approximately $3,927,603 in United States bank deposits, which exceeded federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2006.
Additionally, for the nine months ended September 30, 2006, approximately 47% of the Company’s revenue was received from one insurance carrier. Management believes that comparable carriers and products are available should the need arise. However, the termination of the Company’s agreement with this carrier could result in the loss or reduction of future sales, and, in certain cases, future commissions for pre-termination sales.
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
Recent accounting pronouncements
In February 2006, the Financial Accounting Standards Board issued Statement No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140”. Management does not believe that this statement will have a significant impact, as the Company does not use such instruments.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
NOTE 2 — ISG ACQUISITION
On April 3, 2006, the Company entered into a merger agreement (the “Merger Agreement”) with ISG Merger Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Insurance Specialist Group Inc., a Florida corporation (“ISG”), and Ivan M. Spinner pursuant to which, among other things, Merger Sub merged with and into ISG (the “Merger”). As consideration for the Merger, the Company made a cash payment of $920,000 and issued 1,000,000 shares of its common stock to Mr. Spinner, the sole stockholder of ISG, in exchange for all of the outstanding stock of ISG. The shares have the same registration rights and lock up restrictions as applicable to the shares held by the Company’s founders. The merger was completed on April 4, 2006.
On April 3, 2006, in connection with the Merger, HBDC II, Inc., a wholly-owned subsidiary of the Company, entered into a two-year employment agreement with Mr. Spinner, which provides that Spinner will be compensated at an annual base salary of $371,000 with bonus compensation at the discretion of the the Company’s board of directors. The agreement may be terminated by the Company for “cause” (as such term is defined in the agreement) and without “cause” upon 30 days notice. If Spinner is terminated by the Company for “cause” or due to death or disability, or if Mr. Spinner elects to terminate his employment at any time, he will be entitled to the amount, on a pro rata basis, in excess of $250,000 per year for the balance of the term. If Mr. Spinner is terminated without “cause”, he will be entitled to his base salary for the remainder of the term. Under the agreement Mr. Spinner also would receive an initial sign-on bonus of $150,000, and an option to purchase an aggregate of 150,000 shares of common stock at an exercise price of $3.50 per share, of which 25% of the shares subject to the option will vest on April 3, 2007 and the remainder of which will vest in equal monthly installments for 36 months thereafter.
On October 6, 2006, the Company and Mr. Spinner entered into a working capital settlement and release agreement whereby the Company agreed to pay Mr. Spinner $65,000 as settlement of the working capital provision of the Merger Agreement.
The Company accounted for the acquisition of ISG using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. The results of ISG’s operations have been included in the Company’s statement of operations as of April 4, 2006. ISG’s operations for the period April 1 through April 4, 2006 are considered immaterial. The Company’s purchase price for ISG in the aggregate was $5,154,329 and consisted of the following:

Cash payment to seller	1,135,000
Fair value of common stock issued to seller	3,310,806
Discounted value of future fixed payments of employment agreement	225,212
Fair value of stock option issued to seller	425,381
Estimated direct transaction fees and expenses	57,930

Estimated purchase price	5,154,329

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 2 — ISG ACQUISITION (continued)
The following table summarizes the preliminary estimated fair values of ISG’s assets acquired and liabilities assumed at the date of acquisition.

Cash	111,024
Accounts receivable	210,889
Deferred compensation advances	256,775
Prepaid expenses and other assets	957
Property and equipment, net	600
Intangible assets	4,964,330
Accrued expenses	(164,549)
Unearned commission advances	(225,697)

5,154,329

Intangible assets acquired from ISG were assigned the following values; value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized straight line over the expected useful life of 5 years and value of an employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over the contractual period, which is a weighted average expected useful life of 3.1 years.
The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of ISG occurred at January 1, 2005.

	For the Nine Months
	Ended September 30,
	2006	2005
Revenues, net	$7,517,126	$2,580,252
Net loss	(10,294,962)	(3,232,583)
Net loss per common share — basic and diluted	($0.38)	($0.37)
The above unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at January 1, 2005, nor is it necessarily indicative of future operating results.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 3 — HEALTHPLAN CHOICE ASSET PURCHASE
On April 10, 2006, the Company, through its wholly-owned subsidiary HBDC II, Inc. entered into an asset purchase agreement with Healthplan Choice, Inc. (“HealthPlan Choice”) and Horace Richard Priester III, pursuant to which, among other things, HBDC II, Inc. acquired all of the operating assets of Healthplan Choice. As consideration for the asset purchase, the Company made a cash payment of $100,000 and issued 80,000 shares of the Company’s common stock to Mr. Priester. The fair value of the Company’s purchase price was estimated to be $370,240.
Also on April 10, 2006, in connection with the acquisition of HealthPlan Choice, HBDC II, Inc. entered into a two-year employment agreement with Mr. Priester (“Employment Agreement”), which provides that Mr. Priester will be compensated at an annual base salary of $80,000 with bonus compensation of 10% of the net profits of the Company’s Atlanta office, as determined in good faith by the Company’s board of directors. The agreement specified that Mr. Priester would also receive an option to purchase an aggregate of 50,000 shares of common stock at an exercise price of $3.10 per share, of which 25% of the shares subject to the option would vest on April 3, 2007 and the remainder of which would vest in equal monthly installments for 36 months thereafter. Mr. Priester resigned effective July 7, 2006. The $127,070 fair value of Mr. Priester’s stock option was expensed in the second quarter of 2006.
Also on April 10, 2006 in connection with the acquisition of HealthPlan Choice, HBDC II, Inc. acquired an equitable interest in a sublease agreement between HealthPlan Choice, an unrelated third party and the landlord of HealthPlan Choice’s Atlanta office (the “Sublease”). The Sublease pertains to the lease of approximately 3,036 square feet of commercial office space in suites 2205 and 2206 of 245 Peachtree Center Avenue, NE Atlanta Georgia at a monthly sublease cost of $2,783. The Sublease expires on December 31, 2006.
The Company accounted for the acquisition of HealthPlan Choice in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. Management’s estimates of the fair value of assets acquired, their useful life and amortization method were as follows; $26,982 of property and equipment depreciated straight line over a weighted average of 19 months, $157,344 value of acquired employees, which was fully amortized in the second quarter of 2006, $11,132 value of the bargain sublease amortized straight line over the balance of the Sublease, and $72,167 value of the 1-800-healthplan telephone number, www.1800healthplan.com, www.1800healthplan.net, www.1-800-healthplan.com and www.1-800-healthplan.net domain names amortized straight line over 36 months.
The Company also recorded $102,615 of other general administrative expense in the second quarter of 2006, which represent the cost of integrating HealthPlan Choice’s office as a satellite sales office of the Company.
Subsequent to September 30, 2006, the Company closed its Georgia office. See Note 13 – Subsequent Events.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 4 — REALTIME LICENSE AGREEMENT
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
The Company may unilaterally terminate the License Agreement, with or without cause, at any time on 30 calendar day prior written notice to Realtime. The license rights in the software granted under the License Agreement survive any termination of the License Agreement in perpetuity.
NOTE 5 — CONSULTING AGREEMENT WITH REAL IT GROUP LLC
On July 20, 2006, the Company entered into a consulting agreement with Real IT Group LLC (“Real IT”) effective August 1, 2006 through July 17, 2007 whereby Real IT will provide software design, development and implementation expertise to the Company for, among other things, assistance in the Company’s implementation of the STP software. The consulting agreement may be terminated by either party with 30 days’ written prior notice and under certain specified conditions. The consulting agreement provides that the Company will own the rights to all intellectual property developed as a result of this consulting agreement.
As consideration for the Consulting Agreement, the Company will pay Real IT $150,000 over the life of the agreement in monthly installments and issued 15,000 shares of our common stock to Real IT’s sole stockholder and employee pursuant to the Company’s 2006 Omnibus Equity Compensation Plan plus the Company will pay Real IT’s reasonable and customary out of pocket expenses. The 15,000 common shares vest as follows: 2,000 common shares vest immediately, 1,000 common shares will vest in equal monthly installments beginning on the first calendar month following the issuance of the 15,000 common shares; and the remaining 4,000 common shares will vest on the earlier of the termination or expiration of the consulting agreement. The fair value of the Company’s consideration paid was estimated to be $185,100 and accounted for as either professional fee expense as incurred or capitalized internally developed software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, depending upon the nature of the consulting services provided. Capitalized costs will be amortized using the straight-line method over expected useful lives of software developed.
Concurrent with the execution of the consulting agreement, the Company and Real IT’s sole stockholder and employee entered into a Registration Rights Agreement that provides for piggyback registration rights for the 15,000 shares of our common stock issuable to Real IT’s sole stockholder and employee. Also concurrent with the execution of the consulting agreement, the Company and Real IT’s sole stockholder and employee entered into a non disclosure agreement.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 6 — INTERNET DOMAIN NAME PURCHASE AND ASSIGNMENT AGREEMENT
On July 17, 2006, the Company entered into an Internet Domain Name Purchase and Assignment Agreement with Dickerson Employee Benefits (“Dickerson”) to purchase the Internet domain name www.healthbenefitsdirect.com. As consideration for the Internet Domain Name Purchase and Assignment Agreement, the Company made a cash payment of $50,000 and issued 50,000 shares of our common stock to Dickerson. The fair value of the Company’s purchase price was estimated to be $161,200 and was accounted for as the purchase of an internet domain name, which will be included in intangible assets and amortized straight line over 36 months. The Internet Domain Name Purchase and Assignment Agreement is subject to certain provisions pertaining to Dickerson’s transfer of their ownership and their discontinuance of their use of www.healthbenefitsdirect.com. The Internet Domain Name Purchase and Assignment Agreement will require the Company to pay Dickerson 10% of the net proceeds of the sale of the Internet domain name www.healthbenefitsdirect.com in the event that the Company sells the Internet domain name www.healthbenefitsdirect.com to an unaffiliated third party prior to July 16, 2009.
Concurrent with the execution of the Internet Domain Name Purchase and Assignment Agreement, the Company and Dickerson entered into a Registration Rights Agreement that provides for piggyback registration rights for the 50,000 shares of our common stock issued to Dickerson.
NOTE 7 — PROPERTY AND EQUIPMENT
At September 30, 2006, property and equipment consisted of the following:

	Useful Life (Years)
Computer equipment and software	3	$1,238,368
Office equipment	5	838,652
Office furniture and fixtures	7	263,994
Leasehold improvements	10	296,535

		2,637,549

Less accumulated depreciation		(384,423)

		$2,253,126

For the three months ended September 30, 2006 and 2005, depreciation expense was $131,278 and $14,246, respectively. For the nine months ended September 30, 2006 and 2005, depreciation expense was $289,444 and $52,314, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 8 — INTANGIBLE ASSETS
At September 30, 2006, intangible assets consisted of the following:

	Useful Life (Years)
ISG intangible assets acquired	Weighted average 4.5	$4,964,338
HealthPlan Choice intangible assets acquired	0.5	240,643
Software development costs	1	106,262
Software development costs	3	165,145

		5,476,388
Less: accumulated amortization		(1,145,764)

		$4,330,624

For the three months ended September 30, 2006 and 2005, amortization expense was $514,524 and $7,201, respectively. For the nine months ended September 30, 2006 and 2005, amortization expense was $1,195,671 and $7,201, respectively.
Amortization expense subsequent to the period ended September 30, 2006 is as follows:

Three months ending December 31, 2006	$433,200
2007	1,429,371
2008	1,703,041
2009	621,116
2010	143,896

$4,330,624

NOTE 9 — RELATED PARTY TRANSACTIONS
On March 1, 2004, the Company’s board of directors approved that each member of the Company’s management would receive compensation in the amount of $17,500 per month, except in the event that in any given calendar month the Company realizes a profit of an amount less than $52,500, in which case these salaries would not be distributed and would be accounted for as “Salaries Payable” and distributed on a later date to be determined by the board of directors. For the nine months ended September 30, 2005, management salaries recorded under this arrangement amounted to $157,500. In November 2005, all management salaries payable were converted into shares of the Company’s common stock at $1.00 per share upon the initial closing of the private placement. In October and November of 2005 we entered into employment agreements with these executives and paid compensation to them in 2006 which is included in salaries, commissions and related taxes.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 9 — RELATED PARTY TRANSACTIONS (continued)
As of September 30, 2006, the Company recorded $276,680 due to related parties, which consisted of the following:
•	The Company from time to time uses a credit card in the name of Mr. Verdi, an officer of the Company, for travel expenses, purchases and operating purposes. At September 30, 2006, the Company owed Mr. Verdi $1,247 for expenses incurred on his credit card.

•	The Company from time to time uses a credit card in the name of Mr. Spinner, an officer of the Company, for purchases and operating purposes. At September 30, 2006, the Company owed Mr. Spinner $113 for expenses incurred on his credit card.

•	The Company uses a credit card in the name of Mr. Clemens, an officer of the Company, for purchases and operating purposes. At September 30, 2006, the Company owed Mr. Clemens $25,386 for expenses incurred on his credit card.

•	In March 2006, the Company entered into Marketing Services Agreement with SendTec, Inc. (“SendTec”). Paul Soltoff, a director of the Company, is the Chief Executive Officer of SendTec. SendTec provides certain marketing and advertising services and receives a flat fee of $7,500 per month plus commissions on services rendered. This agreement can be terminated by either party upon thirty-days notice. For the nine months ended September 30, 2006, the Company paid SendTec $193,059 and has recorded other general and administrative expense of $160,493, prepaid expenses of $212,500, intangible assets pertaining to website development of $70,000 and due to related parties of $249,934 in the accompanying financial statements.
NOTE 10 — SHAREHOLDERS’ EQUITY
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
On July 7, 2006, the Securities and Exchange Commission (the “Commission”) declared effective the Company’s Registration Statement on Form SB-2 filed with the Commission on April 10, 2006 as amended.
On April 3, 2006, the Company issued 1,000,000 shares of the Company’s common stock to Ivan M. Spinner. See Note 2 – ISG Acquisition.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 10 — SHAREHOLDERS’ EQUITY (continued)
On July 17, 2006, the Company issued 50,000 unregistered shares of common stock to Dickerson Employee Benefits. See Note 6 – Internet Domain Name Purchase and Assignment Agreement.
On July 20, 2006, the Company issued 15,000 unregistered shares of common stock to Pete Gries. See Note 5 – Consulting Agreement With Real IT Group.
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
On March 14, 2006, the board of directors of the Company adopted the Company’s Compensation Plan for Directors (the “Plan”), which was approved by the Company’s shareholders at the Company’s annual shareholders meeting held on November 2, 2006. An aggregate of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the Plan in addition to any authorized and unissued shares of common stock available for issuance under the Company’s 2005 Non-Employee Directors Stock Option Plan (“2005 Directors Plan”). The purpose of the Plan is to provide a comprehensive compensation program to attract and retain qualified individuals to serve as directors. The Company is authorized to award cash fees and issue non-qualified stock options under the Plan. The Plan is administered by the Company’s board of directors or the compensation committee established by the board.
The Plan provides for the (i) one-time (a) payment of $250,000 to each non-employee director who serves as Vice Chairman of the board of directors (who is not also Chairman or Executive Chairman), $125,000 of which is payable upon the adoption of the Plan and $125,000 of which is payable in 12 equal monthly installments commencing on March 31, 2006 so long as such person remains a director and is serving in such capacity on the date of each such installment, and (b) grant of an additional option to purchase 425,000 shares of common stock to each non-employee director who is or has been appointed or elected as Vice Chairman of the board of directors (who is not also Chairman or Executive Chairman) on the later of the date of (x) such appointment or election, or (y) adoption of the Plan, which option shall vest and become exercisable as to one-half of the shares subject to the option six months from the date of grant, and one-half of the shares six months thereafter; (ii) the payment of $1,000 to each director for each special or committee meeting of the board of directors attended, in person or by telephone, as reimbursement of fees and expenses of attendance and participation by such director at such meeting; and (iii) an annual retainer of $1,000 payable to each director upon appointment as chairperson of a committee of the board of directors.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 10 — SHAREHOLDERS’ EQUITY (continued)
The Plan also provides for (i) the automatic initial grant of an option to purchase 100,000 shares of common stock to each director who joins the Company’s board of directors, at an exercise price equal to the fair market value, as defined in the Plan, on the date of such election to the board, and (ii) the grant of an option to purchase 10,000 shares of common stock to each director reelected to the board, at an exercise price equal to the fair market value, as defined in the Plan, on the date of such reelection to the board, subject to vesting as follows: one-third of the shares issuable pursuant to the option shall be exercisable on the first anniversary of the date of grant, an additional one-third of the shares shall be exercisable on the second year anniversary of the date of grant, and the remaining one-third of the shares shall be exercisable on the third anniversary of the date of grant. Upon removal without cause, or upon a “change of control” (as defined in the 2005 Directors Plan), all options shall vest and become immediately exercisable. The term of each option under the Plan is five years.
On April 27, 2006, the board of directors approved the grant of stock options to each of L.J. Rowell, C. James Jensen and Sanford Rich, who are all non-employee members of the board of directors (the “Director Options”). Messrs Rowell, Jensen and Rich each received nonqualified options to purchase 200,000 shares of common stock with a term of ten years at an exercise price of $3.60 per share. Forty percent (40%) of the Director Options will be exercisable on the date of grant; thirty percent (30%) on the first anniversary of the date of grant; and the remaining thirty percent (30%) in 12 equal increments at the end of each calendar month thereafter. These Director Options were approved by the Company’s shareholders at the Company’s annual shareholders meeting held on November 2, 2006. The fair market value of these option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 113%; risk-free interest rate of 4.66%; and, a term of five years. The Company valued these options at a fair market value of $1,761,973 and recorded stock-based compensation expense of $117,465 and deferred compensation of $1,644,509, the latter of which will be amortized over the vesting period of 2.75 years.
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
The Health Benefits Direct Corporation 2005 Incentive Stock Plan (“2005 Stock Plan”), the 2005 Directors Plan and the Health Benefits Direct Corporation Compensation Plan for Directors (the “Directors Compensation Plan”) (the 2005 Stock Plan, 2005 Directors Plan and Directors Compensation Plan, collectively, the “Prior Plans”) will be merged with and into the Omnibus Plan as of the effective date of the Omnibus Plan, and no additional grants will be made thereafter under the Prior Plans. Outstanding grants under the Prior Plans will continue in effect according to their terms as in effect before the Omnibus Plan merger (subject to such amendments as the board of directors determines, consistent with the Prior Plans, as applicable), and the shares with respect to outstanding grants under the Prior Plans will be issued or transferred under the Omnibus Plan. The effective date of the Omnibus Plan is April 27, 2006.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 10 — SHAREHOLDERS’ EQUITY (continued)
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 10 — SHAREHOLDERS’ EQUITY (continued)
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
A summary of the Company’s outstanding stock options as of September 30, 2006 and changes during the nine months ended September 30, 2006 is as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value
Outstanding at December 31, 2005	3,935,000	$1.89	$0.14
Nine months ended September 30, 2006
Granted	1,652,500	2.92	2.35
Exercised	200,000	1.00	0.30
Forfeited	190,500	3.00	1.60

Outstanding at September 30, 2006	5,197,000	$2.21	$0.78

Outstanding and exercisable at September 30, 2006	1,015,000	$2.13	$1.17

The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Stock Options Granted During the Period
	Nine Months Ended	For the Year Ended
	September 30, 2006	December 31, 2005
Expected volatility	110%	25%
Risk-free interest rate	4.61%	3.75%
Expected life in years	5.0	4.5
Assumed dividend yield	0%	0%

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 10 — SHAREHOLDERS’ EQUITY (continued)
The following information applies to options outstanding at September 30, 2006:

Options Outstanding
	Number of Shares	Weighted		Options Exercisable
	Underlying	Average	Weighted	Number	Weighted
	Options at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price	2006	Life	Price	2006	Price
$ 1.00	1,650,000	4.1	$1.00	425,000	$1.00
2.50	2,257,500	2.0	2.50	350,000	2.50
2.55	25,000	4.8	2.55	—	—
2.70	425,000	2.5	2.70	—	—
2.95	45,000	4.7	2.95	—	—
3.50	150,000	4.6	3.50	—	—
$ 3.60	644,500	4.6	$3.60	240,000	$3.60

	5,197,000			1,015,000

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
A summary of the status of the Company’s outstanding stock warrants granted as of September 30, 2006 and changes during the period is as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding at December 31, 2005	5,052,500	$1.50
Granted	3,547,500	1.50
Exercised	350,000	1.50

Outstanding at September 30, 2006	8,250,000	$1.50

Warrants exercisable at end of period	8,250,000	$1.50

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 10 — SHAREHOLDERS’ EQUITY (continued)
The following information applies to all warrants outstanding at September 30, 2006:

Warrants Outstanding
	Weighted		Warrants Exercisable
Number	Average	Weighted	Number	Weighted
Outstanding at	Remaining	Average	Exercisable at	Average
September 30,	Contractual	Exercise	September 30,	Exercise
2006	Life (Years)	Price	2006	Price
8,250,000	2.2	1.50	8,250,000	1.50
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES
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
Restricted Cash and Operating Leases
The Company leases office space in Pompano Beach, Florida under an operating lease which expires in February 2007. This office lease agreement has certain escalation clauses and renewal options. In March 2006, the Company vacated this lease to relocate to its new facilities in Deerfield Beach, Florida. In connection with the vacated lease, as of September 30, 2006 the Company has accrued $54,049 in lease termination fees and utilities that management estimated as due under the remaining lease term.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
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
Effective during the second quarter of 2006 the letters of credit pertaining to the lease for our Deerfield Beach Florida office and our Avenue of the Americas, New York office were collateralized in the form of a certificate of deposit, which as of September 30, 2006 had a balance of $1,154,504. This certificate of deposit is on deposit with the issuer of the letters of credit and is classified as restricted cash on the Company’s balance sheet. The terms of the certificate of deposit and letters of credit allow the Company to receive interest on the principal but prohibits the Company from withdrawing the principal for the life of the letters of credit.
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
The Company paid to the Landlord a security deposit of $100,000 under the lease (the “Security Deposit”) during the third quarter of 2006, which is accounted for as a deposit in other assets. The Company will not earn interest on the Security Deposit. The Security Deposit will decrease and the Landlord will return to the Company $10,000 on the third anniversary of the commencement date of the lease and on each anniversary thereafter until the required Security Deposit has been reduced to $20,000. The Security Deposit will be returned to the Company 30 days after the end of the lease provided the Company has complied with all provisions of the lease.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
Future minimum rental payments required under these operating leases are as follows:

Three Months ended December 31, 2006	$277,713
2007	1,280,430
2008	1,333,391
2009	1,376,421
2010	1,412,242
thereafter	6,337,653

Total	$12,017,850

NOTE 12 — BOARD OF DIRECTORS
On April 27, 2006, Leon Brauser, a member of the Company’s board of directors, resigned from his position as a director of the Company. The Company accepted Mr. Brauser’s resignation, which was effective as of April 27, 2006. Mr. Brauser’s decision to resign was not the result of any disagreement with the Company. The Company’s board of directors approved the acceleration of the vesting of Mr. Brauser’s stock option and the Company recorded an expense of $49,192 in the second quarter of 2006 in connection with the unamortized portion of the fair value of Mr. Brauser’s stock options.
On April 27, 2006, the board of directors voted to increase its size from seven to nine members and appointed C. James Jensen, Sanford Rich and L.J. Rowell to serve as directors, effective as of April 27, 2006, to fill the vacancies created by such increase and by Mr. Brauser’s departure.
NOTE 13 — SUBSEQUENT EVENTS
Closure of Sales Offices Located in California and Georgia
During the fourth quarter of 2006 the Company closed its sales offices located in California and Georgia in order to focus on growing its sales force in Florida and New York. The Company’s office located in Georgia was originally acquired as a result of the Company’s acquisition of Healthplan Choice. See Note 3 – HealthPlan Choice Asset Purchase.
As a result of the closure, the Company terminated 18 employees, including 12 agents. The California and Georgia offices accounted for less than 8% of the Company’s sales activity for the nine months ended September 30, 2006.
The Company anticipates incurring approximately $35,000 of expense in the fourth quarter of 2006 in connection with the closure, which is exclusive of any impairment of long term assets. The Company has not completed a determination of the impairment of long term assets as a result of the closure. The long term assets, which may be impaired, include property and equipment net of depreciation of $15,440 and intangible assets net of accumulated amortization of $62,922. The Company anticipates completing an impairment determination during the fourth quarter of 2006.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
NOTE 13 — SUBSEQUENT EVENTS (continued)
Exercise Of Warrants
Subsequent to September 30, 2006, certain holders of the Company’s warrants exercised their warrants to purchase an aggregate of 25,000 shares of the Company’s common stock at an exercise price of $1.50 per share for an aggregate exercise price of $37,500.

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
OVERVIEW
Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) specializes in the direct marketing of health and life insurance and related products to individuals, families and groups. The Company has developed proprietary technologies and processes to connect prospective insurance customers with the Company’s agents and service personnel using an integrated on-line platform with call center follow up. The Company employs licensed agents supported by verification, customer service and technology employees for the purpose of providing immediate information to prospective customers and selling insurance products. The Company receives commission and other fees from the insurance companies for the sale of their products.
The Company was incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp., an exploration stage company engaged in mineral exploration (“Darwin-NV”). On November 22, 2005, Darwin-NV merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation (“Darwin-DE”), solely for the purpose of changing the Company’s state of incorporation from Nevada to Delaware. On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin-DE, was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation, and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc. Following the merger, Darwin-DE changed its name to Health Benefits Direct Corporation.
CRITICAL ACCOUNTING POLICIES
Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the “Commission”), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company’s consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

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
On April 3, 2006 we entered into a merger agreement (“ISG Merger Agreement”) with ISG Merger Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Insurance Specialist Group Inc., a Florida corporation (“ISG”), and Ivan M. Spinner. As a result of the merger agreement, we acquired all of the outstanding stock of ISG, an insurance agency involved in the business of selling health insurance to small business owners and individuals. On October 6, 2006, the Company and Mr. Spinner entered into a working capital settlement and release agreement whereby the Company agreed to pay Mr. Spinner $65,000 as settlement of the working capital provision of the Merger Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
We have accounted for the acquisition of ISG using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. The results of ISG’s operations have been included in the Company’s statement of operations as of April 4, 2006. ISG’s operations for the period April 1 through April 4, 2006 are considered immaterial. The estimated purchase price and purchase price allocation as presented herein is preliminary and the final purchase accounting adjustments may differ from the unaudited consolidated financial information. We calculated the fair value of ISG based on the fair value of the consideration paid for ISG and assigned fair values to the individual tangible and intangible assets purchased based on managements estimates. Our preliminary calculation for the consideration paid for ISG in aggregate was $5,154,329 and was made up of the following:

Cash payment to seller	$1,135,000
Fair value of common stock issued to seller	3,310,806
payments to seller	225,212
Fair value of stock option issued to seller	425,381
Estimated direct transaction fees and expenses	57,930

$5,154,329

We preliminarily estimated the fair values of ISG’s assets acquired and liabilities assumed at the date of acquisition as follows:

Cash	$111,024
Accounts receivable	210,889
Deferred compensation advances	256,775
Prepaid expenses and other assets	957
Property and equipment, net	600
Intangible assets	4,964,330
Accrued expenses	(164,549)
Unearned commission advances	(225,697)

$5,154,329

We acquired intangible assets from ISG, which consisted of the following; value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized straight line over the expected useful life of 5 years and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
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
Subsequent to September 30, 2006 the Company closed its sales offices located in California and Georgia in order to focus on growing our sales force in our Florida and New York offices. The Company’s office located in Georgia was originally acquired as a result of an Asset Purchase Agreement with Healthplan Choice, Inc. As a result of the closure the Company terminated 18 employees, which included 12 agents. The California and Georgia offices accounted for less than 8% of the Company’s sales activity for the nine months ended September 30, 2006. The Company anticipates incurring approximately $35,000 of expense in the fourth quarter of 2006 in connection with the closure, which is exclusive of any impairment of long term assets. The Company has not completed a determination of the impairment of long term assets as a result of the closure. The long term assets, which may be impaired, include property and equipment net of depreciation of $15,440 and intangible assets net of accumulated amortization of $62,922. The Company anticipates completing an impairment determination during the fourth quarter of 2006.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005
Revenues
For the three months ended September 30, 2006, we earned revenues of $3,222,434 compared to $562,497 for the three months ended September 30, 2005 (“the 2005 period”), an increase of $2,659,937 or 473%. The primary reasons for the increase in revenues is the increase in number of licensed insurance agents employed by the Company, the increase of the number of insurance products being sold, the ISG acquisition and increased lead revenue. Revenues include the following:
•	For the three months ended September 30, 2006, we earned revenues of $2,224,224 excluding revenue associated

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
with ISG and lead revenue as compared to $550,627 for the 2005 period. The primary reasons for the increase is the increase in number of licensed insurance agents employed by the Company from approximately 34 at September 30, 2005 to approximately 90 at September 30, 2006 and the increase of the number of insurance products being sold.

•	For the three months ended September 30, 2006, we earned revenues of $668,253 relating to ISG as compared to $0 for the 2005 period. We acquired ISG during the second quarter of 2006.

•	For the three months ended September 30, 2006, we earned revenues of $329,957 relating to the sale of leads to third parties as compared to $11,870 for the 2005 period. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reasons for the increase is an increased emphasis on identifying leads suitable for sale and the increased number of leads purchased.
Total Operating Expenses
The Company’s total operating expenses for the three months ended September 30, 2006 increased to $7,334,578 as compared to $1,380,785 for the 2005 period or an increase of $5,953,793 or 431% as compared to the 2005 period. Total operating expenses consist of the following:
•	For the three months ended September 30, 2006, we recorded salaries, commission and related taxes of $3,880,233 as compared to $830,123 for the 2005 period. Salaries, commission and related taxes consisted of the following:

	For the Three Months
	Ended September 30,
	2006	2005
Salaries and wages	$2,270,897	$639,514
Share based employee and director compensation	694,555	—
Commissions to employees	449,826	140,808
Commissions to non-employees	85,159	—
Employee benefits	94,019	—
Payroll taxes and other	285,777	49,801

Total	$3,880,233	$830,123

•	Salaries and wages were $2,270,897 as compared to $639,514 for the 2005 period, an increase of $1,631,383 or 255%. These increases were the result of the hiring of additional personnel employed by the Company. The number of employees increased from approximately 85 at September 30, 2005 to approximately 232 at September 30, 2006.

•	Share based employee and director compensation expense was $694,555 as compared to $0 for the 2005 period. Share based employee and director compensation consists of stock option grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or expiration date, whichever occurs first. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. There were no stock options outstanding in the 2005 period. Expense in the third quarter of 2006 included $157,909 associated with expensing the unamortized fair value of stock options granted to employees whose employment terminated during the third quarter of 2006.

•	Commissions to employees were $449,826 as compared to $140,808 for the 2005 period, which was the result of increased sales that resulted in higher sales commission expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	Commissions to non employees were $85,159 as compared to $0 for the 2005 period. Effective April 3, 2006 as a result of the ISG acquisition the Company now incurs commission expense to non employees, who are independent licensed insurance agents. ISG’s revenue is the result of the sale of health insurance products sold through independent insurance agents. Unlike the Company’s employee licensed insurance agents, the Company’s only expense pertaining to independent insurance agents are commissions.

•	Employee benefits expense was $94,019 as compared to $0 for the 2005 period. The Company implemented an employee benefits package during 2006, which includes group medical, dental and life insurance coverage. The employee pays the majority of the cost of group insurance coverage.

•	Payroll taxes and other expense was $285,777 as compared to $49,801 for the 2005 period. This is primarily employer payroll taxes and the increase was the result of the hiring of additional personnel employed by the Company.

•	Lead expense was $1,456,159 as compared to $190,637 in the 2005 period, an increase of $1,265,522 or 664%. As we increase the number of licensed agents we employ, we expect our lead expense to increase in the future in order to facilitate the flow of quality leads to our sale agents.

•	For the three months ended September 30, 2006, we recorded depreciation and amortization expense of $645,802 as compared to $21,447 for the 2005 period. Depreciation and amortization expense consisted of the following:

	For the Three Months
	Ended September 30,
	2006	2005
Amortization of intangibles acquired as a result of the ISG acquisition	$425,685	$—
Amortization of intangibles acquired as a result of the HealthPlan Choice Asset Purchase	18,985	—
Amortization of software and website development	69,853	7,200
Depreciation expense	131,279	14,447

Total	$645,802	$21,647

•	For the three months ended September 30, 2006, we recorded amortization expense of $425,685 for the intangible assets acquired from ISG. The ISG acquisition was effective April 3, 2006. Accordingly there was no amortization in the 2005 period. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized straight line over the expected useful life of 5 years and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	For the three months ended September 30, 2006, we recorded amortization expense of $18,985 for the intangible assets acquired as a result of the HealthPlan Choice asset purchase. The HealthPlan Choice asset purchase was effective April 10, 2006. Accordingly there was no amortization in the 2005 period. The intangible assets acquired represent the value of an employment and non-compete agreement of $157,344, which was fully amortized in the second quarter of 2006, the value of the bargain sublease amortized straight line over the balance of the Sublease, which expires on December 31, 2006 and the value of the 1-800-healthplan telephone number, www.1800healthplan.com, www.1800healthplan.net, www.1-800-healthplan.com and www.1-800-healthplan.net domain names amortized straight line over 36 months.

•	For the three months ended September 30, 2006, we recorded amortization expense of $69,853 compared to $7,200 in the 2005 period for the software and website development. As of September 30, 2006, the Company determined that intangible assets pertaining to the Company’s website, which is anticipated to be replaced during the fourth quarter of 2006, certain carrier integration costs, which are not expected to be recoverable based on the future revenues, and lead system development, which is no longer expected to be implemented, was impaired and the Company recorded expense of $54,294 for the three months ended September 30, 2006.

•	For the three months ended September 30, 2006, we recorded depreciation expense of $131,279 as compared to $14,447 for the 2005 period. In the fourth quarter of 2005 and in the first quarter of 2006, we acquired telephone and switching equipment and computer equipment, which we began depreciating in the fourth quarter of 2005. In the second quarter of 2006 we acquired fixed assets in connection with ISG and HealthPlan Choice, which we began depreciating in the second quarter of 2006.

•	For the three months ended September 30, 2006, we incurred professional fees of $143,429 as compared to $63,388 for the 2005 period. During the three months ended September 30, 2006, we incurred legal fees of $26,247, accounting fees of $19,750 related to the preparation and audit of our financial statements and the review of our SEC filings, recruiting fees to attract qualified employees of $13,559, investor relations fees of $26,596 and computer technology consulting fees of $57,277.

•	For the three months ended September 30, 2005, we incurred accrued salaries to our management for services rendered of $157,500 as compared to $0 for the 2006 period. In October and November of 2005, we entered into employment agreements with these executives and paid compensation to them in 2006, which is included in salaries, commissions and related taxes.

•	For the three months ended September 30, 2006, we incurred other general and administrative expenses of $1,208,955 as compared to $117,690 for the 2005 period, an increase of $1,091,265or 927%. Other general and administrative expenses consisted of the following:

	For the Three Months
	Ended September 30,
	2006	2005
Licensing and permit fees	$209,789	$9,461
Rent and utilities	350,580	34,375
Travel and entertainment	70,807	24,578
Telephone	185,688	40,310
Office expense	144,528	6,203
Advertisement	48,456	2,745
Other	199,107	18

Total	$1,208,955	117,690

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	During the three months ended September 30, 2006, we had increases in licensing and permit fees of $200,328 related to the increase in our licensed employee insurance agents. We incur licensing and appointment costs associated with the licensing of our employee insurance agents.

•	During the three months ended September 30, 2006, we had increases in rent of $316,205 attributable to the cost of new and larger facilities. In mid 2005 we began occupying our New York and California offices. In March 2006, we relocated our Florida office into a larger facility and entered into a lease for a larger New York sales office. We anticipate relocating our New York sales office in the third quarter of 2006. In April 2006 we began occupying our Atlanta office as a result of the HealthPlan Choice asset purchase agreement.

•	During the three months ended September 30, 2006, we had an increase in travel and entertainment expense of $46,229 compared to the 2005 period primarily related with increased marketing activities with insurance carriers and travel between our various office locations.

•	During the three months ended September 30, 2006, we had an increase in telephone and communications expense of $145,378 as compared to the 2005 period due to the increase in the number of sales agents and other administrative employees.

•	During the three months ended September 30, 2006, we had an increase in office expense of $138,325 as compared to the 2005 period due to increase in the number of sales agents and other administrative employees.

•	During the three months ended September 30, 2006, we had an increase in advertising of $45,711 as compared to the 2005 period. During 2006 the Company entered into a Marketing Services Agreement with SendTec, Inc. (“SendTec”). Paul Soltoff, a director of the Company, is the Chief Executive Officer of SendTec. SendTec provides certain marketing and advertising services to the Company.

•	Other general and administrative expenses consisted of casual labor, insurance, payroll fees, maintenance and computer expenses. The increase for the three months ended September 30, 2006 as compared to the 2005 period is attributable to an increase in operational activities.
Other income (expenses)
For the three months ended September 30, 2006 we reported a loss on disposal of property and equipment of $339 from the sale of office furniture.
For the three months ended September 30, 2006, interest income was $54,638 as compared to $0 for the 2005 period, which was attributable to interest-bearing cash deposits resulting from the capital raised in the private placement.
For the three months ended September 30, 2006, interest expense was $3,630, which pertained to imputed interest on certain obligations under an employment agreement with Ivan Spinner, as compared to $6,332 for the 2005 period, which pertained to our line of credit that was repaid in full during the second quarter of 2006.
Net loss
As a result of these factors, we reported a net loss of $4,061,475 or $.14 loss per share for the three months ended September 30, 2006 as compared to a net loss of $824,620 or $.11 loss per share for the comparable 2005 period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005
Revenues
For the nine months ended September 30, 2006, we earned revenues of $7,082,413 compared to $1,627,330 for the nine months ended September 30, 2005, an increase of $5,455,083 or 335%. The primary reasons for the increase in revenues is the increase in number of licensed insurance agents employed by the Company, the increase of the number of insurance products being sold, the ISG acquisition and increased lead revenue. Revenues include the following:
•	For the nine months ended September 30, 2006, we earned revenues of $5,301,275 excluding revenue associated with ISG and lead revenue as compared to $1,522,632 for the 2005 period. The primary reasons for the increase is the increase in number of licensed insurance agents employed by the Company from approximately 34 at September 30, 2005 to approximately 90 at September 30, 2006 and the increase of the number of insurance products being sold.

•	For the nine months ended September 30, 2006, we earned revenues of $1,252,688 relating to ISG as compared to $0 for the 2005 period. We acquired ISG during the second quarter of 2006.

•	For the nine months ended September 30, 2006, we earned revenues of $528,450 relating to the sale of leads to third parties as compared to $104,698 for the 2005 period. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reasons for the increase is an increased emphasis on identifying leads suitable for sale and the increased number of leads purchased.
Total Operating Expenses
The Company’s total operating expenses for the nine months ended September 30, 2006 increased to $17,721,684 as compared to $3,546,529 for the 2005 period or an increase of $14,175,155or 400% as compared to the 2005 period. Total operating expenses consisted of the following:
•	For the nine months ended September 30, 2006, we recorded salaries, commission and related taxes of $9,376,924 as compared to $1,912,233 for the 2005 period. Salaries, commission and related taxes consisted of the following:

	For the Nine Months
	Ended September 30,
	2006	2005
Salaries and wages	$5,561,978	$1,471,785
Share based employee and director compensation	1,539,507	—
Commissions to employees	1,114,067	245,258
Commissions to non-employees	229,410	—
Employee benefits	204,875	—
Payroll taxes and other	727,087	195,190

Total	$9,376,924	$1,912,233

•	Salaries and wages were $5,561,978 as compared to $1,471,785 for the 2005 period, an increase of $4,090,193 or 278%. These increases were the result of the hiring of additional personnel employed by the Company. The Company had approximately 85 employees at September 30, 2005 and approximately 232 employees at September 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	Share based employee and director compensation expense was $1,539,507 as compared to $0 for the 2005 period. Share based employee and director compensation consists of stock option grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or expiration date, whichever occurs first. There were no stock options outstanding in the 2005 period. Expense in the nine months ended September 30, 2006 period included $49,492 associated with the accelerated vesting of a stock option to a former director and $286,799 associated with expensing the unamortized fair value of stock options granted to employees whose employment has terminated.

•	Commissions to employees were $1,114,067 as compared to $245,258 for the 2005 period. These increases were the result of an increase in sales that resulted in higher sales commission expense.

•	Commissions to non employees were $229,410 as compared to $0 for the 2005 period. Effective April 3, 2006 as a result of the ISG acquisition the Company now incurs commission expense to non employees, who are independent licensed insurance agents. ISG’s revenue is the result of the sale of health insurance products sold through independent insurance agents. Unlike the Company’s employee licensed insurance agents, the Company’s only expense pertaining to independent insurance agents are commissions.

•	Employee benefits expense was $204,875 as compared to $0 for the 2005 period. The Company implemented an employee benefits package during 2006, which includes group medical, dental and life insurance coverage. The employee pays the majority of the cost of group insurance coverage.

•	Payroll taxes and other expense was $727,087 as compared to $195,190 for the 2005 period. This is primarily employer payroll taxes and the increase was the result of the hiring of additional personnel employed by the Company.

•	Lead expense was $2,889,930 as compared to $491,876 in the 2005 period, an increase of $2,398,054 or 488%. As we increase the number of licensed agents we employ, we expect our lead expense to increase in the future in order to facilitate the flow of quality leads to our sale agents.

•	For the nine months ended September 30, 2006, we recorded depreciation and amortization expense of $1,485,115 as compared to $59,515 for the 2005 period. Depreciation and amortization expense consisted of the following:

	For the Nine Months
	Ended September 30,
	2006	2005
Amortization of intangibles acquired as a result of the ISG acquisition	$905,821	$—
Amortization of intangibles acquired as a result of the HealthPlan Choice Asset Purchase	186,518	—
Amortization of software and website development	103,332	7,200
Depreciation expense	289,444	52,315

Total	$1,485,115	$59,515

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	For the nine months ended September 30, 2006, we recorded amortization expense of $905,821 for the intangible assets acquired from ISG. The ISG acquisition was effective April 3, 2006. Accordingly there is no amortization in the 2005 period. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized straight line over the expected useful life of 5 years and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.

•	For the nine months ended September 30, 2006, we recorded amortization expense of $186,518 for the intangible assets acquired as a result of the HealthPlan Choice asset purchase. Accordingly there is no amortization in the 2005 period. The intangible assets acquired represent the value of an employment and non-compete agreement of $157,344, which was fully amortized in the second quarter of 2006, the value of the bargain sublease amortized straight line over the balance of the Sublease, which expires on December 31, 2006 and the value of the 1-800-healthplan telephone number, www.1800healthplan.com, www.1800healthplan.net, www.1-800-healthplan.com and www.1-800-healthplan.net domain names amortized straight line over 36 months.

•	For the nine months ended September 30, 2006, we recorded amortization expense of $103,332 compared to $7,200 in the 2005 period for the software and website development. As of September 30, 2006, the Company determined that intangible assets pertaining to the Company’s website, which is anticipated to be replaced during the fourth quarter of 2006, certain carrier integration costs, which are not expected to be recoverable based on the future revenues, and lead system development, which is no longer expected to be implemented, was impaired and the Company recorded expense of $54,294 for the nine months ended September 30, 2006.

•	For the nine months ended September 30, 2006, we recorded depreciation expense of $289,444 as compared to $52,315 for the 2005 period. In the fourth quarter of 2005 and in the first quarter of 2006, we acquired telephone and switching equipment and computer equipment, which we began depreciating in the fourth quarter of 2005. In the second quarter of 2006 we acquired fixed assets in connection with ISG and HealthPlan Choice, which we began depreciating in the second quarter of 2006.

•	For the nine months ended September 30, 2006, we incurred professional fees of $855,105 as compared to $81,576 for the 2005 period, an increase of $773,529. During the nine months ended September 30, 2006, we incurred legal fees of $424,711 associated with our SEC filings, our compensation plans and restructuring of our board of directors, as well as other corporate legal matters. Additionally, we incurred accounting fees of $99,171 related to the preparation and audit of our financial statements and the review of our SEC filings, recruiting fees to attract qualified employees of $122,809, investor relations fees of $80,726, computer technology consulting fees of 57,277 and other professional fees of $70,411.

•	For the nine months ended September 30, 2005, we incurred accrued salaries to our management for services rendered of $472,500 as compared to $0 for the 2006 period. In October and November of 2005, we entered into employment agreements with these executives and paid compensation to them in 2006, which is included in salaries, commissions and related taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	For the nine months ended September 30, 2006, we incurred other general and administrative expenses of $3,114,610 as compared to $528,829 for the 2005 period, an increase of $2,585,781 or 489%. Other general and administrative expenses consisted of the following:

	For the Nine Months
	Ended September 30,
	2006	2005
Licensing and permit fees	$466,573	$58,702
Rent and utilities	903,858	112,199
Travel and entertainment	276,050	57,685
Telephone	419,605	135,782
Cost of integrating HealthPlan Choice Atlanta office as a sales office	103,412	—
Office expense	383,133	107,390
Advertisement	184,092	10,052
Other	377,887	47,019

Total	$3,114,610	$528,829

•	During the nine months ended September 30, 2006, we had increases in licensing and permit fees of $407,871 related to the increase in our sales agents. We incur licensing and appointment costs associated with the licensing of our employee insurance agents.

•	During the nine months ended September 30, 2006, we had increases in rent and utilities of $791,659 attributable to the cost of new and larger facilities. In mid 2005 we began occupying our New York and California offices. In March 2006, we relocated our Florida office into a larger facility and entered into a lease for a larger New York sales office. We anticipate relocating our New York sales office in the third quarter of 2006. In April 2006 we began occupying our Atlanta office as a result of the HealthPlan Choice asset purchase agreement.

•	During the nine months ended September 30, 2006, we had an increase in travel and entertainment expense of $218,365 compared to the 2005 period primarily related with increased marketing activities with insurance carriers and travel between our various office locations.

•	During the nine months ended September 30, 2006, we had an increase in telephone and communications expense of $283,823 as compared to the 2005 period due to the increase in the number of sales agents and other administrative employees.

•	During the nine months ended September 30, 2006, we incurred $103,412 pertaining to the cost of integrating HealthPlan Choice’s office as our Atlanta satellite sales office.

•	During the nine months ended September 30, 2006, we had an increase in office expense of $275,743 as compared to the 2005 period due to increase in the number of sales agents and other administrative employees.

•	During the nine months ended September 30, 2006, we had an increase in advertising of $174,040 as compared to the 2005 period. During 2006 the company entered into a Marketing Services Agreement with SendTec, Inc. (“SendTec”). Paul Soltoff, a director of the Company, is the Chief Executive Officer of SendTec. SendTec provides certain marketing and advertising services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	Other general and administrative expenses consisted of casual labor, insurance, utilities, maintenance, computer expenses, and payroll fees. The increase for the nine months ended September 30, 2006 as compared to the 2005 period is attributable to an increase in operational activities. Additionally, during the 2006 period, we incurred approximately $49,700 related to maintenance on our telephone system.
Other income (expenses)
For the nine months ended September 30, 2006 we reported a loss on disposal of property and equipment of $339 from the sale of office furniture.
For the nine months ended September 30, 2006, interest income was $258,220 as compared to $0 for the 2005 period, which was attributable to interest-bearing cash deposits resulting from the capital raised in the private placement.
For the nine months ended September 30, 2006, interest expense was $17,467 as compared to $18,790 for the 2005 period, a decrease of $1,323. The decrease was attributable to our line of credit, which was repaid in full during the second quarter of 2006.
Net loss
As a result of these factors, we reported a net loss of $10,338,320 or $.38 loss per share for the nine months ended September 30, 2006 as compared to a net loss of $1,937,989 or $.25 loss per share for the comparable 2005 period.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2006, we had a cash balance of $3,073,100 and working capital of $2,726.
Through September 30, 2006, we completed the closing of a private placement of a total of 294 units, each unit (“Unit”) consisting of 50,000 shares of our common stock and a detachable, transferable warrant to purchase shares of our common stock, at a purchase price of $50,000 per Unit. Each warrant issued in the private placement entitles the holder to purchase shares of our common stock at an exercise price of $1.50 per share and expires on the three-year anniversary of the date of issuance, subject to certain redemption provisions. We received aggregate net proceeds from the private placement of $7,240,502 in 2005 and aggregate net proceeds of $6,164,174 during the nine months ended September 30, 2006. On July 7, 2006, the Security and Exchange Commission (the “Commission”) declared effective the Company’s Registration Statement on Form SB-2 filed with the Commission on April 10, 2006 as amended. Through September 30, 2006 certain holders of the Company’s warrants exercised their warrants to purchase in aggregate 350,000 shares of the Company’s common stock at an exercise price of $1.50 per share for an aggregate exercise price of $525,000.
At September 30, 2006, we had a restricted cash balance of $1,154,504, which represents a certificate of deposit with a restricted balance pertaining to 2 letters of credit for the benefit of the landlords of the Company’s Deerfield Beach Florida and New York offices. The certificate of deposit is on deposit with the issuer of the letters of credit. The terms of the Company’s certificate of deposit and letters of credit allow the Company to receive the interest on the certificates of deposit but prohibits the Company’s use of the balance of the certificates of deposit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
Net cash used in operations was $5,798,650 for the nine months ended September 30, 2006, as compared to net cash used in operations of $734,908 for the 2005 period. For the nine months ended September 30, 2006, the Company used cash to fund the Company’s net loss of $10,338,320 and:
•	Increases in accounts receivable of $1,292,653 related to increased revenues;

•	Increases in deferred compensation advances of $512,497. We have advanced commissions relating to the advanced commissions the Company has received from insurance carriers. The deferred compensation advances are charged to expense in proportion to the Company’s recognition of unearned commissions as revenue;

•	Increases in prepaid expenses and other current assets of $ 391,741 related to advances made by us for advertising, the establishment of a health insurance program for our employees, and other prepaid items;

•	Increases in accounts payable of $390,584 relating to increased business activity.

•	Increases in accrued expenses of $414,392 relating to primarily to increased salaries, wages and commissions;

•	Increases in unearned commission advances of $2,904,041 relating to increased revenues from certain of the Company’s insurance carriers that advance the Company future commission revenue. The Company’s revenue consists primarily of insurance premium commissions, which are recognized pro-rata over the terms of the insurance policies. The unearned portion of insurance premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances.
In addition to cash used in operating activities, during the nine months ended September 30, 2006 we issued 15,000 shares of our common stock to Pete Gries in connection with a consulting agreement. The 15,000 common shares vest as follows: 2,000 common shares vest immediately, 1,000 common shares will vest in equal monthly installments beginning on the first calendar month following the issuance of the 15,000 common shares; and the remaining 4,000 common shares will vest on the earlier of the termination or expiration of the consulting agreement. The fair value of the shares issued was estimated to be $35,100.
Net cash used by investing activities for the nine months ended September 30, 2006 was $2,896,716 as compared to net cash used in investing activities of $197,987 for the 2005 period. This increase was primarily attributable to the acquisition of ISG of approximately $1.2 million, capitalization of software development costs and the acquisition property and equipment of $1,481,530 including assets acquired as a result of HealthPlan Choice asset purchase.
In addition to cash used in investing activities, during the nine months ended September 30, 2006 we issued 1,346,612 shares of our common stock in connection with the following investing activities:
•	On April 3, 2006, we issued 1,000,000 shares of our common stock to Ivan M. Spinner, the sole stockholder of ISG in exchange for all of the outstanding stock of ISG. The fair value of the shares issued was estimated to be $3,310,806. Also on April 3, 2006 we issued to Mr. Spinner an employee stock option grant to purchase 150,000 shares of our common stock at the closing market price on the date of the grant. The fair value of this option grant was estimated to be $425,381 on the date of grant using the Black-Scholes option-pricing model. We also paid Mr. Spinner $920,000 and entered into a 2 year employment agreement in connection with the purchase of ISG.

•	On April 10, 2006, we issued 80,000 shares of our common stock to Mr. Horace Richard Priester III in connection with the HealthPlan Choice Asset Purchase Agreement. The fair value of the shares issued was estimated to be $270,240. We also paid Mr. Priester $100,000 in connection with the asset purchase agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	On May 31, 2006, we issued 216,612 shares of our common stock to Realtime Solutions Group, L.L.C. in connection with a Software and Services Agreement. Realtime granted the Company a worldwide, transferable, non-exclusive, perpetual and irrevocable license to use, display, copy, modify, enhance, create derivate works within, and access Realtime Solutions Group’s Straight Through Processing software and all associated documentation, source code and object code, for use in the marketing, promotion and sale of health benefits or insurance products. The fair value of the shares issued was estimated to be $648,536. We accounted for the issuance of our common stock as the purchase of computer software, which is included in property and equipment.

•	On July 17, 2006, we issued 50,000 shares of common stock to Dickerson Employee Benefits in connection with an Internet Domain Name Purchase and Assignment Agreement to purchase the Internet domain name www.healthbenefitsdirect.com. We also paid Dickerson Employee Benefits $50,000. The fair value of the shares issued was estimated to be $121,200.
Net cash provided by financing activities for the nine months ended September 30, 2006 was $5,335,040 as compared to $935,570 for the 2005 period.
•	During the first quarter of 2006 we received net proceeds from the sale of common stock of $6,164,174.

•	During the second quarter of 2006 we disbursed $1,150,000 from cash and deposited this amount into a certificate of deposit, which is reported as restricted cash. The certificate of deposit is on deposit with the same bank that issued 2 letters of credit for the benefit of the Company’s landlords of our new Florida and New York offices.

•	During the second quarter of 2006 we repaid our $399,630 outstanding balance of a line of credit with Regions Bank dated August 2004. The interest rate for this line of credit was prime plus 8.5%. This line of credit was personally guaranteed by the Company’s CEO Scott Frohman, the Company’s President and COO Charles Eissa and Michael Brauser. The Company has no further obligations regarding this line of credit and this line of credit is not available for future borrowing.

•	During the third quarter of 2006 certain holders of the Company’s warrants exercised their warrants to purchase in aggregate 350,000 shares of the Company’s common stock at an exercise price of $1.50 per share and the Company received $525,000.

•	During the third quarter of 2006 Alvin Clemens exercised an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $1 per share and the Company received $200,000.
In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash disbursements during future periods. Our future minimum rental payments required under operating leases are as follows:

Three Months ended December 31, 2006	$277,713
2007	1,280,430
2008	1,333,391
2009	1,376,421
2010	1,412,242
thereafter	6,337,653

Total	$12,017,850

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

HEALTH BENEFITS DIRECT CORPORATION

Dated: November 14, 2006	By:	/s/ SCOTT FROHMAN

Scott Frohman
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2006	By:	/s/ ANTHONY R. VERDI

Anthony R. Verdi
Chief Financial Officer
(Principal Financial and Accounting Officer)