Form 10KSB
period 2006-12-31
HEALTH BENEFITS DIRECT CORP
filed 2007-04-02
CIK 1309442

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-123081
HEALTH BENEFITS DIRECT CORPORATION
(Name of Small Business Issuer In Its Charter)

Pennsylvania	98-0438502

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

150 N. Radnor-Chester Road
Suite B-101
Radnor, Pennsylvania	19087

(Address of Principal Executive Offices)	(Zip Code)
(484) 654-2200
(Issuer’s Telephone Number, Including Area Code)
     Securities registered under Section 12(b) of the Exchange Act: None
     Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☐ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     The issuer’s revenues for the fiscal year ended December 31, 2006 were $12,240,101.
     The aggregate market value of the issuer’s common stock held by non-affiliates as of March 15, 2007 was $50,529,004. Shares of common stock held by our executive officers, directors and holders of more than 10% of our outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of March 15, 2007, there were 29,056,471 shares of the issuer’s common equity outstanding.
     Documents incorporated by reference: None
     Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

          In this annual report on Form 10-KSB, unless the context specifically indicates otherwise:
•	With respect to periods following the closing on November 23, 2005 of the merger that resulted in our current public company structure, all references to “the Company,” “we,” “us,” and “our” refer to Health Benefits Direct Corporation and its subsidiaries; and

•	With respect to periods prior to the closing on November 23, 2005 of the merger that resulted in our current public company structure, all references to “the Company,” “we,” “us,” and “our” refer to the entity currently named “HBDC II, Inc.” as it existed prior to such merger under the name Health Benefits Direct Corporation and prior to becoming a wholly-owned subsidiary of Darwin Resources Corp., the Delaware corporation that currently is named Health Benefits Direct Corporation.

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Overview
     We are a contact center-based insurance agency that operates an online marketplace enabling consumers to shop for, compare and purchase individual health and life insurance and related products for individuals and families. Our sales platform combines our proprietary, integrated online technology and dialing application to connect consumers who express an interest in purchasing health or life insurance or related products with knowledgeable licensed agents housed in our contact centers.
     We act as an independent agent, selling health and life insurance and related products on behalf of a number of nationally-branded, highly-rated insurance carriers. Our health insurance carrier partners include:
•	Time Insurance Company (marketed under the brand name Assurant Health);

•	Golden Rule Insurance Company (a UnitedHealthcare company); and

•	Humana, Inc.
Our life insurance carrier partners include:
•	AIG American General; and

•	Fidelity Life Insurance Company.
     The primary product we sell on behalf of insurance carriers is major medical health insurance for individuals and families. In 2006, we submitted approximately $129 million in annualized premiums to carriers, of which major medical represented approximately 85%. Annualized premium with respect to a specific insurance policy is the sum of premium payments to be made by the insured over the 12-month period after the issuance of the policy. We also sell short-term medical policies (term shorter than one year), health savings accounts and term life insurance. We believe these additional products represent significant cross-sell opportunities to our existing client base with minimal acquisition cost.
     Our service is free to consumers and our principal source of revenue is commissions paid to us by our insurance carrier partners as compensation for policies sold. Our commissions are based on a percentage of the premium amount collected by a carrier during the period that a customer maintains coverage under a policy. These commissions include first year commissions and renewal commissions. First year commission rates are significantly higher than renewal commission rates. We also are eligible for incentive bonuses based on our ability to meet pre-determined criteria established by our insurance carriers. The amounts of commissions and incentive bonuses for which we are eligible vary, often significantly, by carrier and product.
     Our streamlined sales process, supported by our proprietary online technology, dialing application and voice signature process, ensures efficiency for consumers purchasing, and carriers underwriting, insurance products. Through our proprietary online technology and our dialing application, which we call “Quick-to-Call,” consumers who submit a request for quotes for health insurance and related products through our website are connected with a licensed agent in one of our contact centers in as little as 30 seconds from the time of submission. Our process enables us to reduce the amount of time it takes from the moment a consumer expresses interest in purchasing insurance to submission of an application to a carrier for underwriting to as little as 60 minutes. This compares with up to six weeks under traditional face-to-face agency sales models.
     Our licensed agents assist consumers in sorting through the complicated process of selecting and obtaining health or life insurance or related products by:
•	explaining and clarifying complicated insurance concepts to the consumer;

•	providing useful information about the range of products that our insurance carrier partners offer, including price and terms of coverage;

•	comparing plans and guiding the consumer to the product most suitable for the consumer’s needs and preferences;

•	providing detailed answers to the consumer’s questions and addressing other relevant concerns of the consumer; and

•	explaining the application, and verification, issuance and ongoing billing procedures.
     Following the consumer’s selection of a product, we conduct a comprehensive verification review in which a trained representative from our verification department, following an underwriting script pre-approved by the carrier, completes the application for submission to the carrier’s underwriting department. The verification call, which is recorded with the consumer’s express consent, serves as the consumer’s “voice signature” on the application.
     Assuming an applicant meets the insurance carrier’s initial underwriting criteria, the application, along with the verification call recording, is submitted electronically to the insurance carrier’s underwriting department. Upon carrier approval of the consumer’s application, the insurance carrier notifies us and, subsequently, our customer service department communicates this approval to the consumer. Alternatively, if the verifying agent determines that a consumer does not meet an insurance carrier’s underwriting criteria for a particular policy, we reconnect the consumer with a licensed agent who reviews additional product alternatives with the consumer. The goal of our sales and verification process is to increase efficiency and enhance the likelihood that the application for the consumer’s selected product will meet the insurance carrier’s underwriting criteria and the policy will be issued.
     We maintain a comprehensive process to ensure the highest standards of training and professionalism for our sales agents. Newly-hired agents are immersed in various company- and carrier-sponsored training programs and receive one-on-one instruction and support from our sales managers and senior agents. Through our licensing department, we assist our agents in obtaining and maintaining the requisite licenses and carrier appointments to conduct sales of health and life insurance products in the various states in which we conduct business.
     As an independent agency, our goal is to retain our customers for the duration of their health insurance needs. We continuously evaluate customer retention initiatives, including regular follow-up communication to ensure satisfaction with policies purchased. Moreover, we work with both our customers and carriers to determine how to improve the service we provide and how to make our processes more efficient.
     In April 2006, we and our wholly-owned subsidiary, ISG Merger Acquisition Corp., a Delaware corporation, or the Merger Sub, entered into a merger agreement with Insurance Specialist Group Inc., or ISG, and Ivan M. Spinner, pursuant to which, among other things, the Merger Sub merged with and into ISG. As consideration for the merger, we made a cash payment of $920,000 and issued 1,000,000 shares of our common stock to Mr. Spinner, the sole stockholder of ISG, in exchange for all of the outstanding stock of ISG. In connection with this merger, we entered into an employment agreement with Mr. Spinner, under which he was appointed as senior vice president of HBDC II, LLC. As a result of this merger, ISG became our wholly-owned subsidiary.
     ISG provides sales support services to independent insurance agencies and agents in obtaining additional insurance products and appointments with insurance carriers. We refer to these agencies and agents as ISG’s “down-line.” ISG’s revenues consist primarily of override commissions from carriers for sales of products by ISG’s down-line agents. ISG’s override commission rates are significantly less than the commissions we earn for products sold by our employee agents. ISG currently has approximately 480 agents in its down-line.
Our Opportunity in the Insurance Industry
     We believe that a significant opportunity exists to obtain an increased market share in the rapidly expanding individual health insurance market and the low cost term life insurance market. In recent years, the number of Americans seeking individual health insurance and related products has increased dramatically, largely as a result of a decline in the availability and cost advantage of employer-sponsored group plans.
     Specifically, according to the 2006 Annual Employer Health Benefits Survey by the Kaiser Family Foundation in Menlo Park, California, and the Health Research & Educational Trust in Chicago, Illinois, employers in the U.S. offering health insurance dropped from 69% in 2000 to 61% in 2006 and the percentage of U.S. workers covered by their employers’ health insurance plans dropped from 63% in 2000 to 59% in 2006. Insurance carriers and large agencies, which historically have focused their sales efforts on employer-sponsored group plans, have been slow to react to this increasing demand.

     Increasingly, individual consumers are utilizing the Internet to access useful information and to purchase products. While the Internet represents a potentially efficient channel to connect insurance carriers with this underserved market segment, we believe that the business model of conducting sales of health and life insurance and other products exclusively through the Internet also suffers from drawbacks. Most importantly, this model underestimates the effect of the complexity, importance and cost of health and life insurance and related products on a consumer’s willingness to purchase these products exclusively through the Internet. Consumers who are willing to purchase relatively simple, inexpensive goods such as compact discs, flowers and books over the Internet often are unwilling to purchase complicated and expensive items such as health and life insurance and related products in the same manner. Additionally, consumers who may be inclined to purchase other items on the Internet may prefer the guidance of a licensed agent in shopping for health or life insurance. Finally, consumers may be unwilling to divulge highly personal medical, financial and other information over the Internet.
     By combining the expansive reach, speed and efficiency of the Internet with the comfort of speaking to a knowledgeable live agent, we believe that our sales model avoids the inherent flaws of traditional face-to-face and Internet-only sales models. Through the Internet, we can instantly provide a prospective customer with product information regardless of his or her location. At the same time, the prospective customer can initiate an online request for an immediate phone call from one of our knowledgeable licensed agents to receive additional guidance in connection with making a purchase of health or life insurance or a related product.
     We believe that our interactive insurance online marketplace provides the following benefits to consumers:
•	assistance from a knowledgeable licensed agent conveniently accessible by phone;

•	one-stop comparison shopping from multiple high-quality insurance carriers for multiple products;

•	accurate, insurance carrier-linked quotes;

•	easy access to insurance-related information and tools;

•	convenience and privacy without sales pressure; and

•	faster issuance of policies due to technological efficiencies and improved underwriting procedures.
     In addition, we believe that our interactive online insurance marketplace provides the following benefits to insurance carriers:
•	lower client acquisition cost made possible by an Internet-based marketplace;

•	scalable customer acquisition processes that allow substantial increases in activity and productivity;

•	access to customers who have indicated initial purchasing intent, screened and verified through an insurance provider’s underwriting criteria; and

•	improved timeliness and accuracy of information submitted to insurance carriers for underwriting.
     Currently, our primary customer acquisition method is through paid referrals from third-party lead aggregators. Consumers searching for health and life insurance and related products also can speak to one of our licensed agents by calling a toll-free telephone number or by visiting our website. Recently, we have begun evaluating marketing opportunities to assist us in developing a broader mix of customer acquisition sources. Any proposed marketing and advertising will direct consumers to both the website and our toll-free telephone number.
     Traditional, offline marketing and advertising tactics currently being tested or considered include, among other things, the following:
•	direct response television and radio advertising;

•	print advertising in select media;

•	targeted direct mail initiatives; and

•	inserts, billing statement advertising and similar initiatives.

     Online marketing and advertising initiatives currently being tested or considered include, among other things, the following:
•	cost-effective purchase of prospect leads through well-established lead aggregators;

•	search engine marketing and website optimization;

•	banner advertising; and

•	e-mail campaigns, instant messaging and similar initiatives.
Our Strategy
     Our strategy is to become the premier individual health and life insurance agency for individuals and families. The key elements of our strategy and solution include the following:
•	Potential Growth. Our strategy includes internal growth as well as growth through strategic acquisitions in the individual health and life insurance market. We believe that we can benefit from strategic acquisitions, including acquisitions of existing call center operations, by leveraging our sophisticated sales platform and proprietary online technology and dialing application to increase the scale of our operations. Our growth strategy also includes increasing the number of licensed sales agents we employ.

•	Expanded Products and Insurance Carrier Relationships. We intend to expand the number of insurance carriers we represent, the variety of individual health and life insurance and related products that we offer and the number of states in which we are able to offer these insurance products. We believe that each of these initiatives can provide us with additional sources of revenue and enhance the consumer’s experience of purchasing health and life insurance and related products through our interactive insurance marketplace.

•	Enhanced Customer Experience. We seek to enhance the customer’s experience in shopping for health and life insurance and related products through our interactive insurance marketplace by providing service that is significantly more convenient, efficient and reliable than alternative sales models. We intend to achieve these enhancements through technological and other efficiency improvements to the process of selecting, applying for and purchasing health and life insurance and related products. To date, we have been able to substantially reduce the amount of time that is typically required from the time we receive an indication of a consumer’s interest in purchasing a policy to the issuance of the policy. Our goal is to facilitate the issuance of most policies within hours, rather than the days or weeks that traditional face-to-face methods generally require.

•	Increased Marketing and Brand-Building Efforts. We intend to increase our customer base by increasing our marketing and brand-building efforts, as described above.
Competition
     The individual health and life insurance agency market is highly competitive and has few barriers to entry. We anticipate that competition in this market will continue to intensify. We are not aware of any insurance sales agency that utilizes an interactive insurance marketplace substantially similar to ours. However, significant competition exists from companies engaging in traditional and Internet-only sales. These competitors include large and small insurance carriers and agencies that operate on a national and regional basis. We also anticipate substantial new competition in this market, including from competitors with an interactive insurance marketplace substantially similar to ours.
     We expect to compete on, among other things, our growth strategy, our ability to expand our offerings, our relationships with insurance carriers and the number of jurisdictions in which we are able to offer products, our ability to enhance a customer’s experience of shopping for health and life insurance and related products through our interactive insurance marketplace and our ability to increase our customer base by increasing our marketing and brand-building efforts.
     Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing, and other resources than we do. Many of our competitors have greater name recognition and a larger customer base than we do. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities and offer more attractive terms to insurance carriers.

Employees
     As of December 31, 2006, we had 191 employees. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement. We believe that the relationship between our management and our employees is good.
Intellectual Property and Proprietary Rights
     We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also have filed patent applications that relate to certain of our technologies and business processes. We currently utilize proprietary software to support our online platform and proprietary processes and procedures related to customer acquisitions and insurance product sales.
Governmental Regulation
     Our insurance activities are subject to governmental regulation at both the state and federal level. Our non-insurance activities are subject to governmental regulation much like many other non-insurance companies. Our insurance carrier partners also are subject to governmental regulation at both the state and federal level. In addition, there are still relatively few laws or regulations specifically addressing our Internet activities. As a result, the manner in which existing laws and regulations could be applied to the Internet in general, and how they relate to our businesses in particular, is unclear in many cases. Such uncertainty arises under existing laws regulating matters including user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement.
     We expect to post privacy policy and practices concerning the use and disclosure of any user data on our websites. Failure to comply with posted privacy policies, Federal Trade Commission requirements, or other domestic or international privacy-related laws and regulations could result in governmental proceedings. There are multiple legislative proposals before federal and state legislative bodies regarding privacy issues. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in use and revenue.
     Our direct marketing operations are or may become subject to additional federal and state “do not call” laws and requirements. In January 2003, the Federal Trade Commission amended its rules to provide for a national “do not call” registry. Under these federal regulations, consumers may have their phone numbers added to the national “do not call” registry. Generally, we are prohibited from calling any consumer whose telephone number is listed in the registry unless the consumer has requested or initiated the contact or given his or her prior consent. Enforcement of the Federal “do not call” provisions began in the fall of 2003, and the rule provides for fines of up to $11,000 per violation and other possible penalties. Our current business model relies heavily on outbound calls from our contact centers to consumers. The federal regulations and similar state laws may restrict our ability to effectively market to new consumers the products we sell on behalf of our insurance carrier partners. Furthermore, compliance with these rules may prove difficult, and we may incur penalties for improperly conducting our marketing activities.
Corporate Information
     Our principal executive offices are located at 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087. The principal executive offices of our wholly-owned subsidiary, HBDC II, Inc., are located at 2200 S.W. 10th Street, Deerfield Beach, Florida 33442. Our telephone number is (484) 654-2200. Our website address is www.hbdc.com. The information contained on our website is not incorporated by reference into, and does not form any part of, this prospectus.
     We were incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp., or Darwin-NV, an exploration stage company engaged in mineral exploration. On November 22, 2005, Darwin-NV merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation, or Darwin-DE, solely for the purpose of changing the company’s state of incorporation from Nevada to Delaware. On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin-DE, was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation engaged in direct marketing and distribution of health and life insurance and related products primarily over the Internet, and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc. Following this merger, Darwin-DE changed its name to Health Benefits Direct Corporation and, as a result, HBDC II, Inc. became our wholly-owned subsidiary.

ITEM 2. DESCRIPTION OF PROPERTY.
     We currently lease approximately 50,000 square feet of office space in Deerfield Beach, Florida. We lease this office space under a lease agreement with FG 2200, LLC. On March 19, 2007, the lease was assigned by FG 2200 LLC to 2200 Deerfield Florida LLC. The lease expires on March 31, 2016 and we have the option to extend the term for two additional 36-month periods, as well as the right to terminate the lease within the first five years. The monthly rent increases every 12 months, starting at $62,500 and ending at approximately $81,550.
     We also lease 7,414 square feet of office space in Radnor, Pennsylvania. We lease this office space under a lease agreement with Radnor Properties-SDC, L.P. The term of the lease commenced on November 1, 2006, and will expire on March 31, 2017. The monthly rent increases every 12 months, starting at approximately $13,466 and ending at approximately $21,531. Under the terms of the lease agreement, rent is waived for the first five months of the lease term with respect to 5,238 square feet and for the first 12 months for the remaining 2,176 square feet.
     We also sublease approximately 14,000 square feet of office space located in New York, New York. We sublease this office space under a sublease agreement with World Travel Partners I, LLC. The initial term of the sublease terminates on December 30, 2010. The monthly rent increases every 12 months, starting at approximately $25,250 and ending at approximately $28,420.
ITEM 3. LEGAL PROCEEDINGS.
     We are not a party to any material legal proceedings. However, we may become involved in litigation from time to time in the ordinary course of our business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We held our annual meeting of shareholders on November 2, 2006. The following nominees were elected to our board of directors at our annual meeting. The number of votes for each nominee is set forth below:

	Number of Shares	Number of Shares
	Voted in Favor	Withheld
Alvin H. Clemens	18,028,072	48,100

Charles A. Eissa	18,070,872	5,300

Scott Frohman	18,070,872	5,300

John Harrison	18,028,572	47,600

C. James Jensen	18,029,572	46,600

Warren V. Musser	17,949,072	127,100

Sanford Rich	18,029,572	46,600

L.J. Rowell	18,029,372	46,800

Paul Soltoff	18,029,872	46,300
     In addition, each of the following three proposals was approved at the annual meeting. The number of votes for each proposal is set forth below:

	For	Against	Abstain
Proposal to ratify the appointment of Sherb & Co. as the company’s independent registered public accountants for the fiscal year ending December 31, 2006	17,918,332	147,500	10,340

Proposal to approve the adoption of the Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan	17,639,182	245,150	191,840

Proposal to ratify the grants of stock options to certain individuals	17,511,235	372,897	192,040

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the over-the-counter bulletin board, or the OTCBB. These prices set forth in the table below reflect inter-dealer prices, without retail mark-up, mark-down or commissions. Such prices may not represent actual transactions.

	High	Low
2005:
Fourth quarter (commencing December 13, 2005), ended December 31, 2005	$4.00	$2.00
2006:
First quarter, ended March 31, 2006	$3.69	$1.84
Second quarter, ended June 30, 2006	$4.00	$2.60
Third quarter, ended September 30, 2006	$3.15	$1.90
Fourth quarter, ended December 31, 2006	$3.09	$2.22
     Our common stock has been quoted on the OTCBB since December 13, 2005 under the symbol HBDT.OB. Prior to that date, there was no active market for our common stock. Based on information furnished by our transfer agent, as of March 15, 2007, we had approximately 152 holders of record of our common stock.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this document. All references to “the Company” for periods prior to the closing of the Merger refer to HBDC-Private and references to “the Company” for periods subsequent to the closing of the Merger refer to us and our subsidiaries.
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

Cash payment to seller	$1,135,000
Fair value of common stock issued to seller	3,310,806
Discounted value of guaranteed future fixed	225,212
Fair value of stock option issued to seller	425,381
Estimated direct transaction fees and	57,930

$5,154,329

We preliminarily estimated the fair values of ISG’s assets acquired and liabilities assumed at the date of acquisition as follows:

Cash	$111,024
Accounts receivable	210,889
Deferred compensation advances	256,775
Prepaid expenses and other assets	957
Property and equipment, net	600
Intangible assets	4,964,330
Accrued expenses	(164,549)
Unearned commission advances	(225,697)

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

In connection with the asset purchase we also recorded $102,615 of other general administrative expense in the second quarter of 2006, which represent the cost of integrating HealthPlan Choice’s Georgia office into a satellite sales office of the Company.
During the fourth quarter of 2006 the Company closed its sales offices located in California and Georgia in order to focus on growing our sales force in our Florida and New York offices. The Company’s office located in Georgia was originally acquired as a result of an Asset Purchase Agreement with Healthplan Choice, Inc. As a result of the closure the Company terminated 18 employees, which included 12 agents. The California and Georgia offices accounted for less than 8% of the Company’s sales activity for the nine months ended September 30, 2006. As of December 31, 2006, the Company determined that all furniture, equipment and intangible assets acquired as a result of the Healthplan Choice Asset Purchase were impaired as a result of the closure of the Company’s Atlanta office in the fourth quarter of 2006 and the Company’s decision to concentrate its marketing on its www.healthbenefitsdirect.com web site and domain name acquired in the third quarter of 2006. The Company recorded $66,175 in depreciation and amortization expense in the fourth quarter of 2006 to write-off the value of these assets.
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
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005
Revenues
For the year ended December 31, 2006 (“2006”), we earned revenues of $12,240,101 compared to $2,660,491 for the year ended December 31, 2005 (“2005”), an increase of $9,579,610 or 360%. The primary reasons for the increase in revenues is the increase in number of licensed insurance agents employed by the Company, the increase of the number of insurance products being sold, the ISG acquisition and increased lead revenue. Revenues include the following:
•	In 2006 we earned revenues of $9,576,851 excluding revenue associated with ISG and lead revenue as compared to $2,535,016 in 2005. The primary reasons for the increase is the increase in number of licensed insurance agents employed by the Company from approximately 46 at December 31, 2005 to approximately 91 at December 31, 2006 and the increase of the number of insurance products being sold. These amounts included non recurring bonuses from carriers, which were $812,741 and $235,519 in 2006 and 2005, respectively.

•	In 2006 we earned revenues of $1,845,463 relating to ISG as compared to $0 in 2005. We acquired ISG during the second quarter of 2006.

•	In 2006 we earned revenues of $817,787 relating to the sale of leads to third parties as compared to $125,476 in 2005. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reasons for the increase is an increased emphasis on identifying leads suitable for sale and the increased number of leads purchased.
Total Operating Expenses
The Company’s total operating expenses for 2006 was $26,551,476 as compared to $5,728,768 for 2005 or an increase of $20,822,708 or 363% as compared to 2005. Total operating expenses consisted of the following:
•	In 2006 we incurred salaries, commission and related taxes of $13,754,445 as compared to $2,967,924 for 2005. Salaries, commission and related taxes consisted of the following:

	For the Year
	Ended December 31,
	2006	2005
Salaries and wages	$7,804,277	$2,297,504
Share based employee and director compensation	2,070,831	—
Severance to former CEO	402,569	—
Commissions to employees	1,714,977	341,714
Commissions to non-employees	370,871	—
Employee benefits	210,577	41,618
Payroll taxes and other	1,180,343	287,088

Total	$13,754,445	$2,967,924

•	Salaries and wages were $7,804,277 as compared to $2,297,504 for 2005, an increase of $5,506,773 or 240%. This increase was the result of the hiring of additional personnel employed by the Company. The Company had approximately 191 employees at December 31, 2006 as compared to 85 employees at September 30, 2005 and 164 employees at December 31, 2005.

•	Share based employee and director compensation expense was $2,070,831 as compared to $0 in 2005. Share based employee and director compensation consists of stock option grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter. Prior to 2006 the Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. Pro-forma share based employee and director compensation expense was $6,941 in 2005. Expense in 2006 included $49,492 associated with the accelerated vesting of a stock option to a former director and $299,397 associated with expensing the unamortized fair value of stock options granted to terminated employees.

•	In 2006 the Company incurred $402,569 of severance expense pertaining to the former CEO, which includes a $389,119 accrued liability for the future value of the payments under the separation agreement plus $13,450 for severance payments in 2006. On December 7, 2006, Scott Frohman resigned as our Chief Executive Officer and as one of our directors. In connection with Mr. Frohman’s resignation, we and Mr. Frohman entered into a separation agreement dated December 7, 2006. The separation agreement provides for the payment to Mr. Frohman of his current monthly salary for a period of 18 months, less taxes, in satisfaction of all obligations under the employment agreement, and in recognition that a material portion is in consideration of Mr. Frohman’s confidentiality, non-competition and non-solicitation obligations. In addition, Mr. Frohman will receive (i) a lump sum payment equal to $21,525 for four weeks of accrued but unused vacation, less $8,075 for certain business expenses and (ii) payment of, or reimbursement for, monthly COBRA premiums for a period of 18 months following the separation date. The separation agreement further provides that upon his termination of employment, Mr. Frohman’s option to purchase 600,000 shares of our common stock, exercisable at $2.50 per share and originally granted on November 10, 2005, will become vested as to 375,000 shares (150,000 of which were already vested and 225,000 of which became vested on December 7, 2006). These 375,000 shares shall remain exercisable by Mr. Frohman for one year following the separation date. The option will terminate with respect to the remaining 225,000 shares that will not become vested under the separation agreement.

•	Commissions to employees were $1,714,977 as compared to $341,714 in 2005. These increases were the result of an increase in sales that resulted in higher sales commission expense.

•	Commissions to non employees were $370,871 as compared to $0 in 2005. Effective April 3, 2006 as a result of the ISG acquisition the Company now incurs commission expense to non employees, who are independent licensed insurance agents. ISG’s revenue is the result of the sale of health insurance products sold through independent insurance agents. Unlike the Company’s employee licensed insurance agents, the Company’s only material expense pertaining to independent insurance agents are commissions.

•	Employee benefits expense was $210,577 as compared to $41,618 in 2005. The Company implemented an expanded employee benefits package during 2006, which includes group medical, dental and life insurance coverage. The employee pays the majority of the cost of group insurance coverage.

•	Payroll taxes and other expense was $1,180,343 as compared to $287,088 in 2005. This is primarily employer payroll taxes and the increase was the result of the hiring of additional personnel employed by the Company.

•	Lead, advertising and other marketing was $5,174,260 as compared to $901,036 in 2005, an increase of $4,273,224 or 474%.
•	In 2006 we had an increase in lead expense of $3,882,504 as compared to 2005. As we increase the number of licensed agents we employ, we expect our lead expense to increase in the future in order to facilitate the flow of quality leads to our sale agents.

•	In 2006 we had an increase in advertising and other marketing of $390,720 as compared to 2005. During 2006 the company incurred $324,282 of expense in connection with a Marketing Services Agreement with SendTec, Inc. (“SendTec”). Paul Soltoff, a director of the Company, is the Chief Executive Officer of SendTec. SendTec provided certain marketing and advertising services.

•	Depreciation and amortization expense was $2,146,703 in 2006 as compared to $102,350 in 2005. Depreciation and amortization expense consisted of the following:

	For the Year
	Ended December 31,
	2006	2005
Amortization of intangibles acquired as a result of the ISG acquisition	$1,286,665	$—
Amortization of intangibles acquired as a result of the HealthPlan Choice Asset Purchase	240,643	—
Amortization of software and website development	175,523	16,000
Amortization of Internet domain name	26,867	—
Depreciation expense	417,005	86,350

Total	$2,146,703	$102,350

•	In 2006 we incurred amortization expense of $1,286,665 for the intangible assets acquired from ISG. The ISG acquisition was effective April 3, 2006. Accordingly there is no amortization in 2005. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized straight line over the expected useful life of 5 years and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.

•	In 2006 we incurred amortization expense of $240,643 for the intangible assets acquired as a result of the HealthPlan Choice asset purchase, which occurred in the second quarter of 2006. Accordingly there is no amortization in the 2005 period. The intangible assets acquired represent the value of an employment and non-compete agreement of $157,344, which was fully amortized in the second quarter of 2006, the value of the bargain sublease amortized straight line over the balance of the Sublease, which expired on December 31, 2006 and the value of the 1-800-healthplan telephone number, www.1800healthplan.com, www.1800healthplan.net, www.1-800-healthplan.com and www.1-800-healthplan.net domain names, which was fully amortized in 2006.

•	In 2006 we incurred amortization expense of $175,523 compared to $16,000 in 2005 for the software and website development. As of September 30, 2006, the Company determined that intangible assets pertaining to the Company’s former website, certain carrier integration costs, which are not expected to be recoverable based on the future revenues, and lead system development, which is no longer expected to be implemented, was impaired and the Company recorded expense of $54,294 for the nine months ended September 30, 2006. As of December 31, 2006, the Company determined that all intangible assets acquired as a result of the Healthplan Choice Asset Purchase were impaired as a result of the Company’s decision to concentrate its marketing on its www.healthbenefitsdirect.com web site and domain name acquired in the third quarter of 2006. The Company recorded $ 54,125 in amortization expense in the fourth quarter of 2006 to write-off the value of these assets.

•	In 2006 we incurred amortization expense of $26,867 pertaining to the Company’s July 17, 2006 purchase of the Internet domain name www.healthbenefitsdirect.com. The fair value of the Company’s purchase price was estimated to be $161,200, which consisted of a cash payment of $50,000 and 50,000 shares of our common stock, and will be amortized straight line over 36 months.

•	In 2006 we incurred depreciation expense of $417,005 as compared to $86,350 in 2005 period. In the fourth quarter of 2005 and in the first quarter of 2006, we acquired telephone and switching equipment and computer equipment, which we began depreciating in the fourth quarter of 2005. In the second quarter of 2006 we acquired fixed assets in connection with ISG and HealthPlan Choice, which we began depreciating in the second quarter of 2006. As of December 31, 2006, the Company determined that all furniture, equipment acquired as a result of the Healthplan Choice Asset Purchase were impaired as a result of the closure of the Company’s Atlanta office in the fourth quarter of 2006. The Company recorded $12,050 in depreciation expense in the fourth quarter of 2006 to write-off the value of these assets.

•	In 2006 we incurred rent, utilities, telephone and communications expenses of $1,970,275 as compared to $468,816 in 2005, an increase of $1,501,459 or 320%. Rent, utilities, telephone and communications expenses consisted of the following:

	For the Year
	Ended December 31,
	2006	2005
Rent and utilities	$1,359,493	$270,189
Telephone and communications	610,781	198,627

Total	$1,970,274	$468,816

•	In 2006 we had increases in rent and utilities of $1,089,304 attributable to the cost of new and larger facilities. In mid 2005 we began occupying our New York and California offices. In March 2006, we relocated our Florida office into a larger facility and entered into a lease for a larger New York sales office. We relocated our New York sales office in the third quarter of 2006. In April 2006 we began occupying our Atlanta office as a result of the HealthPlan Choice asset purchase agreement, which was subsequently closed in the fourth quarter of 2006. In the fourth quarter of 2006 we closed our California office. In November, 2006 we moved our corporate offices in Radnor to a new and larger office.

•	In 2006 we had an increase in telephone and communications expense of $412,154 as compared to 2005 due to the increase in the number of sales agents and other administrative employees.

•	In 2006 we incurred professional fees of $1,211,605 as compared to $220,883 in 2005, an increase of $990,722. During 2006 we incurred legal fees of $621,300 associated with our SEC filings, our compensation plans and restructuring of our board of directors, as well as other corporate legal matters. Additionally, we incurred accounting fees of $126,671 related to the preparation and audit of our financial statements and the review of our SEC filings, recruiting fees to attract qualified employees of $164,589, investor relations fees of $123,749, computer technology of $82, 403 and other consulting fees of $92,893.

•	In 2005 we incurred accrued salaries to our management for services rendered of $487,800 as compared to $0 for the 2006 period. In October and November of 2005, we entered into employment agreements with these executives and paid compensation to them in 2006, which is included in salaries, commissions and related taxes.

•	In 2006 we incurred other general and administrative expenses of $2,294,188 as compared to $579,959 in 2005, an increase of $1,714,229 or 296%. Other general and administrative expenses consisted of the following:

	For the Year
	Ended December 31,
	2006	2005
Licensing and permit fees	$625,170	$117,021
Travel and entertainment	353,720	103,808
Cost of integrating HealthPlan Choice Atlanta office as a sales office	103,412	—
Office expense	572,778	204,907
Other	639,108	154,223

Total	$2,294,188	$579,959

•	In 2006 we had increases in licensing and permit fees of $508,149 related to the increase in our sales agents. We incur licensing and appointment costs associated with the licensing of our employee insurance agents.

•	In 2006, we had an increase in travel and entertainment expense of $249,912 compared to the 2005 period primarily related with increased travel to the Company’s insurance carriers and travel between our various office locations.

•	In 2006 we incurred $103,412 pertaining to the cost of integrating HealthPlan Choice’s office as our Atlanta satellite sales office.

•	In 2006 we had an increase in office expense of $367,871 as compared to 2005 due to increase in the number of employees.

•	Other general and administrative expenses consisted of casual labor, insurance, utilities, maintenance, computer expenses, and payroll fees. The increase in 2006 as compared to 2005 is attributable to an increase in operational activities. Additionally, during the 2006 period, we incurred approximately $49,700 related to maintenance on our telephone system.
Other income (expenses)
In 2006 we reported a loss on disposal of property and equipment of $339 from the sale of office furniture as compared to $16,420 from the impairment of leasehold improvements pertaining to our former Pompano Beach office.
In 2006 we reported income of $60,537 from the reversal of the registration rights penalty accrued at December 31, 2005. The registration of the shares was effective July 7, 2006, which was prior to the date after which a penalty would have been incurred.
In 2006 interest income was $303,357 as compared to $2,962 for the 2005 period, which was attributable to interest-bearing cash deposits resulting from the capital raised in the private placement.
In 2006, interest expense was $20,004 as compared to $28,305 for the 2005 period. The decrease was attributable to our line of credit, which was repaid in full during the second quarter of 2006. In 2006 the Company incurred imputed interest on certain obligations under an employment agreement with Ivan Spinner.

Net loss
As a result of these factors, we reported a net loss of $13,967,824 or $0.51 loss per share in 2006 as compared to a net loss of $3,170,577 or $.36 loss per share in 2005.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2006, we had a cash balance of $2,311,781 and negative working capital of $2,493,363.
Through January 11, 2006, we completed the closing of a private placement of a total of 169 units, each unit (“Unit”) consisting of 50,000 shares of our common stock and a detachable, transferable warrant to purchase shares of our common stock, at a purchase price of $50,000 per Unit. Each warrant issued in the private placement entitles the holder to purchase shares of our common stock at an exercise price of $1.50 per share and expires on the three-year anniversary of the date of issuance, subject to certain redemption provisions. We received aggregate net proceeds from the private placement of $7,240,502 in 2005 and aggregate net proceeds of $6,164,174 in 2006. On July 7, 2006, the Security and Exchange Commission (the “Commission”) declared effective the Company’s Registration Statement on Form SB-2 filed with the Commission on April 10, 2006 as amended. During 2006 certain holders of the Company’s warrants exercised their warrants to purchase in aggregate 450,000 shares of the Company’s common stock at an exercise price of $1.50 per share for an aggregate exercise price of $675,000.
At December 31, 2006, we had a restricted cash balance of $1,150,000, which represents a certificate of deposit with a restricted balance pertaining to 2 letters of credit for the benefit of the landlords of the Company’s Deerfield Beach Florida and New York offices. The certificate of deposit is on deposit with the issuer of the letters of credit. The terms of the Company’s certificate of deposit and letters of credit allow the Company to receive the interest on the certificates of deposit but prohibits the Company’s use of the balance of the certificates of deposit.
Net cash used in operations was $6,512,019 in 2006 as compared to net cash used in operations of $1,155,297 in 2005. In 2006 the Company used cash to fund the Company’s net loss of $13,967,824 and:
•	Increases in accounts receivable of $2,003,262 related to increased unearned commission advances and to a lesser extent increased earned revenues;

•	Increases in deferred compensation advances of $511,302. We have advanced commissions relating to the advanced commissions the Company has received from insurance carriers. The deferred compensation advances are charged to expense in proportion to the Company’s recognition of unearned commissions as revenue;

•	Increases in accounts payable of $778,942 relating to increased business activity.

•	Increases in accrued expenses of $1,015,564 relating to primarily to increased salaries, wages, commissions and severance accrual;

•	Increases in unearned commission advances of $4,268,178 relating to increased revenues from certain of the Company’s insurance carriers that advance the Company future commission revenue. The Company has agreements with certain of its insurance carriers whereby the Company’s insurance carriers advance the Company first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. These advance agreements represent a material source of cash to fund the Company’s operations. The Company’s advance agreement with its largest insurance carrier cannot exceed $9,000,000, can be terminated by either party and in the event of termination the Company’s outstanding advance balance can be called by the insurance carrier with 7 days written notice. As of December 31, 2006, the Company’s outstanding advance balance with this carrier was $ 3,745,735 . The Company’s advance agreement with its second largest insurance carrier allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of December 31, 2006, the Company’s outstanding advance balance with this carrier was $1,338,309.
In addition to cash used in operating activities, during the year ended December 31, 2006 we:
•	Recorded $2,162,498 of stock-based compensation and consulting expense. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

•	Issued 15,000 shares of our common stock to Pete Gries in connection with a consulting agreement. The 15,000 common shares vest as follows: 2,000 common shares vest immediately, 1,000 common shares will vest in equal monthly installments beginning on the first calendar month following the issuance of the 15,000 common shares; and the remaining 4,000 common shares will vest on the earlier of the termination or expiration of the consulting agreement. The fair value of the shares issued was estimated to be $35,100.
Net cash used by investing activities in 2006 was $3,213,795 as compared to $334,125 in 2005. This increase was primarily attributable to the acquisition of ISG of approximately $1.2 million, capitalization of software development costs and the acquisition property and equipment of $1,595,176 including assets acquired as a result of HealthPlan Choice asset purchase.
In addition to cash used in investing activities in 2006 we issued 1,130,000 shares of our common stock in connection with the following investing activities:
•	On April 3, 2006, we issued 1,000,000 shares of our common stock to Ivan M. Spinner, the sole stockholder of ISG in exchange for all of the outstanding stock of ISG. The fair value of the shares issued was estimated to be $3,310,806 net of $1,194 of issuance costs. Also on April 3, 2006 we issued to Mr. Spinner an employee stock option grant to purchase 150,000 shares of our common stock at the closing market price on the date of the grant. The fair value of this option grant was estimated to be $425,381 on the date of grant using the Black-Scholes option-pricing model. We also paid Mr. Spinner $920,000 and entered into a 2 year employment agreement in connection with the purchase of ISG.

•	On April 10, 2006, we issued 80,000 shares of our common stock to Mr. Horace Richard Priester III in connection with the HealthPlan Choice Asset Purchase Agreement. The fair value of the shares issued was estimated to be $270,240. We also paid Mr. Priester $100,000 in connection with the asset purchase agreement.

•	On July 17, 2006, we issued 50,000 shares of common stock to Dickerson Employee Benefits in connection with an Internet Domain Name Purchase and Assignment Agreement to purchase the Internet domain name www.healthbenefitsdirect.com. We also paid Dickerson Employee Benefits $50,000. The fair value of the shares issued was estimated to be $121,200.
Net cash provided by financing activities in 2006 was $5,589,544 as compared to $7,909,331 in 2005.
•	In 2006 the Company completed a private placement, which began in 2005. During the first quarter of 2006 we received net proceeds from the sale of common stock of $6,164,174. During the fourth quarter of 2005 we received net proceeds from the sale of common stock of $7,240,502.

•	In 2006 we disbursed $1,150,000 from cash and deposited this amount into a certificate of deposit, which is reported as restricted cash. The certificate of deposit is on deposit with the same bank that issued 2 letters of credit for the benefit of the Company’s landlords of our new Florida and New York offices.

•	In 2006 we repaid our $399,630 outstanding balance of a line of credit with Regions Bank dated August 2004. The interest rate for this line of credit was prime plus 8.5%. This line of credit was personally guaranteed by the Company’s CEO Scott Frohman, the Company’s President and COO Charles Eissa and Michael Brauser. The Company has no further obligations regarding this line of credit and this line of credit is not available for future borrowing.

•	In 2006 certain holders of the Company’s warrants exercised their warrants to purchase in aggregate 450,000 shares of the Company’s common stock at an exercise price of $1.50 per share and the Company received $675,000.

•	In 2006 Alvin Clemens exercised an option to purchase 200,000 shares of the Company’s common stock and Paul Soltoff exercised an option to purchase 100,000 shares of the Company’s common stock each at an exercise price of $1 per share and the Company received $300,000 in aggregate.
The Company has executed letters of authorization to a direct marketing agency to spend $184,601 in advertising during 2007.
In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash disbursements during future periods. Our future minimum rental payments required under severance and employment agreements, and operating leases are as follows:

2007	$2,160,790
2008	1,857,921
2009	1,428,419
2010	1,416,990
2011	1,306,795
thereafter	5,225,751

Total	$13,396,666

On May 31, 2006, the Company entered into a License Agreement with Realtime Solutions Group, L.L.C. As consideration for the grant of the rights and licenses under the License Agreement, the Company upon delivery of the STP software and other materials will pay to Realtime a license fee in the form of 216,612 unregistered shares of our common stock. See Note 4 — Realtime License Agreement.

On March 30, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and individual accredited investors (collectively, the “Investors”), whereby the Company has agreed to complete a private placement (the “Private Placement”) of an aggregate of 5,000,000 shares (each, a “Share”) of the Company’s common stock, par value $0.001 per share, and warrants to purchase 2,500,000 shares of our common stock (each, a “Warrant Share”).
Pursuant to the Purchase Agreement, the Company has agreed to sell investment units (each, a “Unit”) in the Private Placement at a per Unit purchase price equal to $2.25. Each Unit sold in the Private Placement will consist of one share of our common stock and a warrant to purchase one-half (1/2) of one share of common stock at an initial exercise price of $3.00 per share, subject to adjustment (the “Warrant”). The closing of the Private Placement is subject to customary closing conditions. The gross proceeds from the Private Placement are expected to be $11.25 million and the Company intends to use the net proceeds of the Private Placement for working capital purposes. The Company’s Chief Executive Officer and Chairman, Alvin H. Clemens, has agreed to purchase 1.0 million Units in the Private Placement.
The Warrants provide that the holder thereof shall have the right, at any time after March 30, 2007 but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below) or (ii) the fifth anniversary of the date of issuance of the Warrant, to acquire shares of Common Stock upon the payment of $3.00 per Warrant Share (the “Exercise Price”). The Company also has the right, at any point after which the volume weighted average trading price per share of the Common Stock for a minimum of 20 consecutive trading days is equal to at least two times the Exercise Price per share, provided that certain other conditions have been satisfied to call the outstanding Warrants (a “Call Event”), in which case such Warrants will expire if not exercised within ten business days thereafter. The Warrants also include weighted average anti-dilution adjustment provisions for issuances of securities below $3.00 during the first two years following the date of issuance of the Warrants, subject to customary exceptions.
In connection with the signing of the Purchase Agreement, the Company and the Investors also entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company agreed to prepare and file with the Securities and Exchange Commission (the “SEC”), as soon as possible but in any event within 30 days following the later of (i) the date the Company is required to file with the SEC its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, or (ii) the date of the Registration Rights Agreement, a registration statement on Form SB-2 (the “Registration Statement”) covering the resale of the Shares and the Warrant Shares collectively, the “Registrable Securities”). Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933 as amended (the “Securities Act”) as soon as practicable but, in any event, no later than 90 days following the date of the Registration Rights Agreement (or 150 days following the date of the Registration Rights Agreement in the event the Registration Statement is subject to review by the SEC), and agreed to use its reasonable best efforts to keep the Registration Statement effective under the Securities Act until the date that is two years after the date that the Registration Statement is declared effective by the SEC or such earlier date when all of the Registrable Securities covered by the Registration Statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act. The Registration Rights Agreement also provides for payment of partial damages to the Investors under certain circumstances relating to failure to file or obtain or maintain effectiveness of the Registration Statement, subject to adjustment.
Oppenheimer & Co., Inc. (“Oppenheimer” or “Representative”) is acting as lead-placement agent on a “best efforts” basis along with Sanders Morris Harris Inc. (“Sanders”) and Roth Capital Partners (“Roth” and, together with Oppenheimer and Sanders, the “Placement Agents”) in the Private Placement. In connection with the Private Placement, the Company will pay the Placement Agents an aggregate placement fee equal to approximately $787,500 plus the reimbursement of certain expenses. The Company will also issue to the Placement Agents Warrants (the “Placement Agent Warrants”) to purchase in the aggregate 350,000 shares of the Company’s Common Stock, each Placement Agent Warrant having an exercise price equal to the greater of $2.70 and the closing bid price of the Company’s common stock as of the date of closing of the Private Placement and a term of three years. The Placement Agent Warrants are exercisable at any time after six months following their date of issuance. Under the terms of the Registration Rights Agreement, the holders of the Placement Agent Warrants have registration rights for the shares of Common Stock underlying the Placement Agent Warrants (the “Placement Agent Warrant Shares”) as described above.
In order to induce the Representative to act as lead Placement Agent in the Private Placement, each of the Company’s directors and certain executive officers entered into Lock-Up Agreements with the Representative (the “Lock-Up Agreements”). Under the terms of the Lock-Up Agreements, the Company’s directors and executive officers agreed, among other things, not to sell or transfer any shares of Common Stock during the period from March 28, 2007 until and through the later of (i) three months from the closing of the Private Placement or (ii) 45 days following the effective date of any Registration Statement.
The Company also agreed, pursuant to the terms of the Purchase Agreement, that for a period of 90 days after the effective date of the initial Registration Statement required to be filed by the Company under the Registration Rights Agreement, the Company shall not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company.
The Purchase Agreement also provides a customary participation right, subject to exceptions and limitations, which provides for a designated investor to be able to participate in future financings for capital raising purposes occurring within two years of March 30, 2007 at a level based on such investor’s ownership percentage of the Company on a fully-diluted basis prior to such financing.
Management believes that our cash on hand together with the net proceeds of the March 2007 private placement will be sufficient to meet our cash requirements through at least the next 12 months.

ITEM 7. FINANCIAL STATEMENTS.
FINANCIAL STATEMENTS

HEALTH BENEFITS DIRECT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Health Benefits Direct Corporation and Subsidiaries
Radnor, Pennsylvania
We have audited the accompanying consolidated balance sheet of Health Benefits Direct Corporation and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2006 and December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Benefits Direct Corporation and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
March 19, 2007

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS

CURRENT ASSETS:
Cash	$2,311,781
Accounts receivable, less allowance for doubtful accounts of $26,436	2,197,523
Deferred compensation advances	684,998
Prepaid expenses	107,995
Other current assets	11,011

Total current assets	5,313,308

Restricted cash	1,150,000
Property and equipment, net of accumulated depreciation of $511,985	1,483,411
Intangibles, net of accumulated amortization of $1,668,181	4,108,833
Other assets	181,900

Total assets	$12,237,452

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,160,254
Accrued expenses	1,427,628
Due to related parties	63,672
Unearned commission advances	5,155,117

Total current liabilities	7,806,671

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; no shares issued and outstanding)	—
Common stock ($.001 par value; 90,000,000 shares authorized; 28,586,471 shares issued and outstanding	28,586
Additional paid-in capital	24,479,129
Accumulated deficit	(18,266,258)
Deferred compensation	(1,810,676)

Total shareholders’ equity	4,430,781

Total liabilities and shareholders’ equity	$12,237,452

See accompanying notes to consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2006	2005
Revenues	$12,240,101	$2,660,491

Operating Expenses:
Salaries, commission and related taxes	13,754,445	2,967,924
Lead, advertising and other marketing	5,174,260	901,036
Depreciation and amortization	2,146,703	102,350
Rent, utilities, telephone and communications	1,970,275	468,816
Professional fees	1,211,605	220,883
Management salaries — related parties	—	487,800
Other general and administrative	2,294,188	579,959

	26,551,476	5,728,768

Loss from operations	(14,311,375)	(3,068,277)

Other income (expense):
Loss on disposal of property and equipment	(339)	(16,420)
Registration rights penalty reversal	60,537	(60,537)
Interest income	303,357	2,962
Interest expense	(20,004)	(28,305)

Total other income (expense)	343,551	(102,300)

Net loss	$(13,967,824)	$(3,170,577)

Net loss per common share:
Net loss per common share — basic and diluted	$(0.51)	$(0.36)

Weighted average common shares outstanding — basic and diluted	27,578,861	8,832,446

See accompanying notes to consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2006

	Common Stock, $.001
	Par Value		Additional			Total
	Number of		Paid-in	Accumulated	Deferred	Shareholders’
	Shares	Amount	Capital	Deficit	Compensation	Equity
Balance — December 31, 2004	$7,800,000	$7,800	$480,200	$(1,127,857)	—	$(639,857)

Recapitalization of Company	2,791,471	2,791	(2,791)	—	—	—

Contributions from prior member of LLC	—	—	206,999	—	—	206,999

Common stock issued for accrued management salaries and related party debt	812,200	812	811,388	—	—	812,200

Common stock issued for accrued management salaries	487,800	488	487,312	—	—	487,800

Common stock issued under consulting agreement	100,000	100	99,900	—	(100,000)	—

Common stock issued in private placement	8,250,000	8,250	7,232,252	—	—	7,240,502

Amortization of deferred compensation	—	—	—	—	8,333	8,333

Net loss for the year	—	—	—	(3,170,577)	—	(3,170,577)

Balance — December 31, 2005	20,241,471	$20,241	$9,315,260	$(4,298,434)	$(91,667)	$4,945,400

Common stock issued in private placement	6,450,000	6,450	6,157,724	—	—	6,164,174

Common stock issued in ISG acquisition	1,000,000	1,000	3,733,993	—	—	3,734,993

Common stock issued in Healthplan Choice asset purchase	80,000	80	270,160	—	—	270,240

Common stock issued under Real IT Group consulting agreement	15,000	15	35,085	—	—	35,100

Common stock issued under Internet domain name purchase and assignment agreement	50,000	50	111,150	—	—	111,200

Common stock issued upon exercise of options	300,000	300	299,700	—	—	300,000

Common stock issued upon exercise of warrants	450,000	450	674,550	—	—	675,000

Issuance of stock options	—	—	3,881,507	—	(3,231,711)	649,796

Amortization of deferred compensation	—	—	—	—	1,512,702	1,512,702

Net loss for the year	—	—	—	(13,967,824)	—	(13,967,824)

Balance — December 31, 2006	28,586,471	$28,586	$24,479,129	$(18,266,258)	$(1,810,676)	$4,430,781

See accompanying notes to consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(13,967,824)	$(3,170,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,147,041	102,350
Stock-based compensation and consulting	2,162,498	496,133
Provision for bad debt	49,029	16,215
Changes in assets and liabilities:
Accounts receivable	(2,052,291)	(176,920)
Deferred compensation advances	(511,302)	—
Prepaid expenses	(87,520)	(173,696)
Other current assets	(11,011)	—
Other assets	(159,241)	6
Accounts payable	778,942	368,436
Accrued expenses	1,015,564	326,283
Due to related parties	(144,082)	169,534
Unearned commission advances	4,268,178	886,939

Net cash used in operating activities	(6,512,019)	(1,155,297)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,595,176)	(184,669)
Purchase of intangible assets and capitalization of software development	(1,603,994)	(149,456)

Net cash used in investing activities	(3,199,170)	(334,125)

Cash Flows From Financing Activities:
Gross proceeds from sales of common stock	6,450,000	8,250,000
Gross proceeds from exercise of warrants	675,000	—
Gross proceeds from exercise of stock options	300,000	—
Restricted cash in connection with letters of credit	(1,150,000)	—
Placement and other fees paid in connection with offering	(285,826)	(1,009,498)
Proceeds from line of credit	—	199,630
Proceeds from note payable — related party	—	(25,000)
Contributions from members	—	206,999
Repayment of related party advances	—	(286,200)
Payment of line of credit	(399,630)	—
Proceeds from related party advances	—	573,400

Net cash provided by financing activities	5,589,544	7,909,331

Net (decrease)/increase in cash	(4,121,645)	6,419,909

Cash — beginning of year	6,433,426	13,517

Cash — end of year	$2,311,781	$6,433,426

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$15,044	$9,453

Cash payments for income taxes	$—	$—

Non cash investing and financing activities:
Common stock issued for accrued management fees and related party debt	$—	$812,200

Common stock and options issued for the purchase of ISG	$3,736,187	$—

Common stock issued for HealthPlan Choice asset purchase	$270,240	$—

Common stock issued for the purchase of domain name	$111,200	$—

See accompanying notes to consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
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
Concurrently with the closing of the merger, the Company completed a private placement of 40 units, each unit consisting of 50,000 shares of the Company’s common stock and a detachable, transferable warrant to purchase 25,000 shares of the Company’s common stock, which yielded gross proceeds of $2,000,000 in 2005. In 2006 the Company completed the private placement of 129 additional units for aggregate gross proceeds of an additional $6,450,000.
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
Basis of presentation
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.
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
Accounts receivable
The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2006, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $26,436.
Accounts receivable from the Company’s four largest insurance carriers accounted for 63%, 18%, 5% and 3% of the Company’s accounts receivable balance at December 31, 2006. These balances were collected subsequent to December 31, 2006.
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
Intangible assets
Intangible assets consist of assets acquired in connection with the acquisition of ISG, costs incurred in connection with the development of the Company’s software and website costs and assets acquired in connection with the HealthPlan Choice asset purchase agreement. See Note 2 – ISG Acquisition, Note 3 – HealthPlan Choice Asset Purchase and Note 8 – Intangible Assets. The Company capitalized certain costs valued in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs, which consist of direct technology labor costs, are capitalized and amortized using the straight-line method over expected useful lives. Costs that the Company has incurred in connection with developing the Company’s websites and purchasing domain names are capitalized and amortized using the straight-line method over an expected useful life.

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
As of September 30, 2006, the Company determined that intangible assets pertaining to the Company’s website, which was replaced during the fourth quarter of 2006, certain carrier integration costs, which are not expected to be recoverable based on the future revenues, and lead system development, which is no longer expected to be implemented, was impaired and the Company recorded $54,294 in depreciation and amortization expense in the third quarter of 2006.
As of December 31, 2006, the Company determined that all furniture, equipment and intangible assets acquired as a result of the Healthplan Choice Asset Purchase were impaired as a result of the closure of the Company’s Atlanta office in the fourth quarter of 2006 and the Company’s decision to concentrate its marketing on its www.healthbenefitsdirect.com web site and domain name acquired in the third quarter of 2006. The Company recorded $66,175 in depreciation and amortization expense in the fourth quarter of 2006 to write-off the value of these assets.
Income taxes
Through September 6, 2005, the Company was organized as a combination of limited liability companies “LLCs”. In lieu of corporation income taxes, the members of the LLCs were eligible for their proportional share of the Company’s net losses. Therefore, no provision or liability for Federal income taxes had been included in the financial statements as of December 31, 2004.
The Company was taxed as a combination of LLCs until September 6, 2005, when the Company changed its form of ownership to a C corporation. As a result of the change of ownership, the Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Had income taxes been determined based on an effective tax rate of 38% consistent with the method of SFAS 109, the Company’s net losses for all periods presented would not have changed.

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Loss per common share
In accordance with SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents at December 31, 2006 include the following:

Options	4,881,268
Warrants	8,200,000

13,081,268

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
The Company receives bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues have been higher in the fourth quarter of our fiscal year due to the bonus system used by many health insurance companies, which pay greater amounts based upon the achievement of certain levels of annual production.
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
Lead, advertising and other marketing expense
Lead expenses are costs incurred in acquiring potential client data. Advertising expense pertains to direct response advertising. Other marketing consists of professional marketing services. Lead, advertising and other marketing are expensed as incurred.
Concentrations of credit risk
The Company maintains its cash and restricted cash in bank deposit accounts, which, at times, exceed the federally insured limits of $100,000 per account. At December 31, 2006, the Company had approximately $3,200,000 in United States bank deposits, which exceeded federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2006.
Additionally, for the year ended December 31, 2006, approximately 33%, 31%, 9% and 8% of the Company’s revenue was earned from the Company’s four largest insurance carriers. Management believes that comparable carriers and products are available should the need arise. However, the termination of the Company’s agreement with these carriers could result in the loss or reduction of future sales, and, in certain cases, future commissions for pre-termination sales.
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

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Through December 31, 2005, the Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.
Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123(R), “Accounting for Stock Based Compensation”, the Company’s net loss and loss per share would have been changed to the pro forma amounts indicated below for the year ended December 31, 2005:

Net loss, as reported	$(3,170,577)
Less: stock-based employee compensation expense determined under fair value based method, net of related tax effect	(6,941)

Pro forma net loss	$(3,177,518)

Basic and diluted net loss per common share:
As reported	$(0.36)

Pro forma	$(0.36)

Non-employee stock based compensation
The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Registration rights agreements
The Company has adopted View C of EITF 05-4 “Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19” (“EITF 05-4”). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer’s own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At December 31, 2005, the Company recorded a registration rights penalty expense of $60,537, which had been included in accrued expenses as of December 31, 2005, and was reversed in the first quarter of 2006 concurrent with the belief that the registration of the shares, including the private placement shares, would be effective before the date after which a penalty would be incurred. On July 7, 2006, the Securities and Exchange Commission (the “Commission”) declared effective the Company’s Registration Statement on Form SB-2 filed with the Commission on April 10, 2006 as amended.
Recent accounting pronouncements
In February 2006, the Financial Accounting Standards Board issued Statement No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140”. Management does not believe that this statement will have a significant impact, as the Company does not use such instruments.
In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company intends to adopt FSP EITF 00-19-2 beginning in 2007. The adoption of this FSP will not have a material effect upon the Company’s financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material effect on its financial statements.

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that this Statement will have no impact on the financial statements of the Company once adopted.
In September 2005, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
NOTE 2 — ISG ACQUISITION
On April 3, 2006, the Company entered into a merger agreement (the “Merger Agreement”) with ISG Merger Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Insurance Specialist Group Inc., a Florida corporation (“ISG”), and Ivan M. Spinner pursuant to which, among other things, Merger Sub merged with and into ISG (the “Merger”). As consideration for the Merger, the Company made a cash payment of $920,000 and issued 1,000,000 shares of its common stock to Mr. Spinner, the sole stockholder of ISG, in exchange for all of the outstanding stock of ISG. The merger was completed on April 4, 2006.

NOTE 2 — ISG ACQUISITION (continued)
On April 3, 2006, in connection with the Merger, HBDC II, Inc., a wholly-owned subsidiary of the Company, entered into a two-year employment agreement with Mr. Spinner, which provides that Mr. Spinner will be compensated at an annual base salary of $371,000 with bonus compensation at the discretion of the Company’s board of directors. The agreement may be terminated by the Company for “cause” (as such term is defined in the agreement) and without “cause” upon 30 days notice. If Mr. Spinner is terminated by the Company for “cause” or due to death or disability, or if Mr. Spinner elects to terminate his employment at any time, he will be entitled to the amount, on a pro rata basis, in excess of $250,000 per year for the balance of the term. If Mr. Spinner is terminated without “cause”, he will be entitled to his base salary for the remainder of the term. Under the agreement Mr. Spinner also would receive an initial sign-on bonus of $150,000, and an option to purchase an aggregate of 150,000 shares of common stock at an exercise price of $3.50 per share, of which 25% of the shares subject to the option will vest on April 3, 2007 and the remainder of which will vest in equal monthly installments for 36 months thereafter.
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

Cash payment to seller	$1,135,000
Fair value of common stock issued to seller	3,310,806
Discounted value of future fixed payments of employment agreement	225,212
Fair value of stock option issued to seller	425,381
Estimated direct transaction fees and expenses	57,930

Estimated purchase price	$5,154,329

NOTE 2 — ISG ACQUISITION (continued)
The following table summarizes the preliminary estimated fair values of ISG’s assets acquired and liabilities assumed at the date of acquisition.

Cash	$111,024
Accounts receivable	210,889
Deferred compensation advances	256,775
Prepaid expenses and other assets	957
Property and equipment, net	600
Intangible assets	4,964,330
Accrued expenses	(164,549)
Unearned commission advances	(225,697)

$5,154,329

Intangible assets acquired from ISG were assigned the following values: value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value; value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized straight line over the expected useful life of 5 years; and value of an employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over the contractual period, which is a weighted average expected useful life of 3.1 years.
The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of ISG occurred at January 1, 2005.

	For the Year
	Ended December 31,
	2006	2005
Revenues, net	$12,674,814	$4,058,276
Net loss	(14,145,739)	(4,245,139)

Net loss per common share — basic and diluted	$(0.51)	$(0.43)
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

NOTE 3 — HEALTHPLAN CHOICE ASSET PURCHASE (continued)
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
Also on April 10, 2006 in connection with the acquisition of HealthPlan Choice, HBDC II, Inc. acquired an equitable interest in a sublease agreement between HealthPlan Choice, an unrelated third party and the landlord of HealthPlan Choice’s Atlanta office (the “Sublease”). The Sublease pertains to the lease of approximately 3,036 square feet of commercial office space in suites 2205 and 2206 of 245 Peachtree Center Avenue, NE Atlanta Georgia at a monthly sublease cost of $2,783. The Sublease expired on December 31, 2006.
The Company accounted for the acquisition of HealthPlan Choice in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. Management’s estimates of the fair value of assets acquired, their useful life and amortization method were as follows: $26,982 of property and equipment depreciated straight line over a weighted average of 19 months; $157,344 value of acquired employees, which was fully amortized in the second quarter of 2006; $11,132 value of the bargain sublease amortized straight line over the balance of the Sublease; and $72,167 value of the 1-800-healthplan telephone number, www.1800healthplan.com, www.1800healthplan.net, www.1-800-healthplan.com and www.1-800-healthplan.net domain names amortized straight line over 36 months.
The Company also recorded $102,615 of other general administrative expense in the second quarter of 2006, which represent the cost of integrating HealthPlan Choice’s office as a satellite sales office of the Company.
As of December 31, 2006, the Company determined that all assets acquired as a result of the Healthplan Choice Asset Purchase were impaired as a result of the closure of the Company’s Atlanta office in the fourth quarter of 2006 and the Company’s decision to concentrate its marketing on its www.healthbenefitsdirect.com web site and domain name acquired in the third quarter of 2006. The Company recorded $66,145 in depreciation and amortization expense in the fourth quarter of 2006.
NOTE 4 — CONSULTING AGREEMENT WITH REAL IT GROUP LLC
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

NOTE 4 — CONSULTING AGREEMENT WITH REAL IT GROUP LLC (continued)
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
NOTE 5 — INTERNET DOMAIN NAME PURCHASE AND ASSIGNMENT AGREEMENT
On July 17, 2006, the Company entered into an Internet Domain Name Purchase and Assignment Agreement with Dickerson Employee Benefits (“Dickerson”) to purchase the Internet domain name www.healthbenefitsdirect.com. As consideration for the Internet Domain Name Purchase and Assignment Agreement, the Company made a cash payment of $50,000 and issued 50,000 shares of our common stock to Dickerson. The fair value of the Company’s purchase price was estimated to be $161,200 and was accounted for as the purchase of an internet domain name, which is included in intangible assets and amortized straight line over 36 months. The Internet Domain Name Purchase and Assignment Agreement is subject to certain provisions pertaining to Dickerson’s transfer of their ownership and their discontinuance of their use of www.healthbenefitsdirect.com. The Internet Domain Name Purchase and Assignment Agreement will require the Company to pay Dickerson 10% of the net proceeds of the sale of the Internet domain name www.healthbenefitsdirect.com in the event that the Company sells the Internet domain name www.healthbenefitsdirect.com to an unaffiliated third party prior to July 16, 2009.
Concurrent with the execution of the Internet Domain Name Purchase and Assignment Agreement, the Company and Dickerson entered into a Registration Rights Agreement that provides for piggyback registration rights for the 50,000 shares of our common stock issued to Dickerson.

NOTE 6 — PROPERTY AND EQUIPMENT
At December 31, 2006, property and equipment consisted of the following:

	Useful Life (Years)
Computer equipment and software	3	$539,919
Phone equipment and software	3	728,891
Office equipment	5	64,760
Office furniture and fixtures	7	342,234
Leasehold improvements	10	319,592

		1,995,396

Less accumulated depreciation		(511,985)

		$1,483,411

For the years ended December 31, 2006 and 2005, depreciation expense was $417,005 and $86,350, respectively.
NOTE 7 — INTANGIBLE ASSETS
At December 31, 2006, intangible assets consisted of the following:

	Useful Life (Years)
	Weighted average
ISG intangible assets acquired	4.5	$4,964,330
HealthPlan Choice intangible assets acquired	0.5	240,643
Software development costs	1.8	410,841
Internet domain (www.healthbenefits.com)	3	161,200

		5,777,014
Less: accumulated amortization		(1,668,181)

		$4,108,833

For the years ended December 31, 2006 and 2005, amortization expense was $1,729,698 and $16,000, respectively.
Amortization expense subsequent to the period ended December 31, 2006 is as follows:

2007	$1,463,555
2008	1,023,738
2009	845,656
2010	631,987
2011	143,897

$4,108,833

NOTE 8 — LINE OF CREDIT
The Company had a $400,000 line of credit with Regions Bank, which was dated August 2004 and was repaid in full in the second quarter of 2006. The line of credit had an interest rate of prime plus 1%. The Company has no further obligations regarding this line of credit and this line of credit is not available for future borrowing.

NOTE 9 — UNEARNED COMMISSION ADVANCES
The Company has agreements with certain of its insurance carriers whereby the Company’s insurance carriers advance the Company first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. These advance agreements represent a material source of cash to fund the Company’s operations. The Company’s advance agreement with its largest insurance carrier cannot exceed $9,000,000, can be terminated by either party and in the event of termination the Company’s outstanding advance balance can be called by the insurance carrier with 7 days written notice. As of December 31, 2006, the Company’s outstanding advance balance with this carrier was $3,745,735. The Company’s advance agreement with its second largest insurance carrier allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of December 31, 2006, the Company’s outstanding advance balance with this carrier was $1,338,309.
NOTE 10 — RELATED PARTY TRANSACTIONS
On March 1, 2004, the board of directors resolved that each member of management would receive salaries in the amount of $17,500 per month. If in any calendar month the Company realized a profit less than $52,500, the salaries for that month were to be accrued as “salaries payable” and distributed at a later date as determined by the Board. For the period January 27, 2004 (inception) through December 31, 2004, management salaries payable totaled $525,000. In 2005, the Company accrued additional management salaries of $487,800. On November 28, 2005, total management salaries payables of $1,012,800 were converted into 1,012,800 shares of common stock at $1.00 per share upon the closing of the private placement.
During 2005, Scott Frohman, the Company’s former Chief Executive Officer and a Director, had advanced HBDC a total of $191,000, accruing interest at 5% per annum, payable upon the demand of Scott Frohman. Of this amount, $95,000 was repaid out of the net proceeds of the private placement and $96,000 was converted into 96,000 shares of common stock at $1.00 per share upon the closing of the private placement.
During 2005, Charles Eissa, the Company’s Chief Operating Officer, President and a Director, had advanced HBDC a total of $73,000, accruing interest at 5% per annum, payable upon the demand of Charles Eissa. Of this amount, $49,000 was repaid out of the net proceeds of the private placement and $24,000 was converted into 24,000 shares of common stock at $1.00 per share upon the closing of the private placement.
During 2005, Marlin Capital Partners I, LLC (“Marlin”) had advanced HBDC a total of $334,400, accruing interest at 5% per annum, payable upon the demand of Marlin. Daniel Brauser, the Company’s Senior Vice President and Secretary, was an affiliate and control person of Marlin. Of this amount, $167,200 was repaid out of the net proceeds of the private placement and $167,200 was converted into 167,200 shares of common stock at $1.00 per share upon the closing of the private placement.
On September 16, 2005, Alvin H. Clemens, the Company’s Executive Chairman, purchased 300,000 shares of common stock and a five-year warrant to purchase an additional 75,000 shares of common stock at an exercise price of $1.50 per share in a private offering, for an aggregate purchase price of $225,000. In connection with the purchase of these securities, Mr. Clemens was granted “piggy back” registration rights with regard to the shares and the shares underlying the warrants. These securities were subsequently included in the Company’s Registration Statement on Form SB-2 filed with the Commission on April 10, 2006 as amended.
John Harrison, a Director, is associated with Keystone Equities Group, L.P. The Keystone Equities Group, L.P. served as placement agent in connection with the Company’s recent private placement. The placement agent received (i) a total cash fee of $558,000, which was paid $300,000 in 2005 and $258,000 in 2006 and represents 4% of the gross proceeds, and (ii) five-year warrants to purchase 735,000 shares (5% of the shares sold in the private placement) of common stock at an exercise price of $1.50 per share. The warrants were subsequently included in the Company’s Registration Statement on Form SB-2 filed with the Commission on April 10, 2006 as amended.

NOTE 10 — RELATED PARTY TRANSACTIONS (continued)
Pursuant to an Advisory Agreement, dated November 1, 2005, Warren V. Musser, the Vice-Chairman of our board of directors, Mr. Musser introduced potential investors to the Company and provided additional services. Under the Advisory Agreement, Mr. Musser did not (a) solicit investors to make any investment, (b) make any recommendations to individuals regarding an investment, or (c) provide any analysis or advice regarding an investment. As consideration for his services, Mr. Musser received a cash fee of $352,000, which was paid $330,000 in 2005 and $22,000 in 2006, and a five-year warrant to purchase 440,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were subsequently included in the Company’s Registration Statement on Form SB-2 filed with the Commission on April 10, 2006 as amended.
As of December 31, 2006, the Company recorded $63,672 due to related parties, which consisted of the following:
•	The Company from time to time uses a credit card in the name of ISG Partners, Inc., which is an entity owned by Mr. Ivan Spinner, who is an officer of the Company, for travel expenses, purchases and operating purposes. This account is personally guaranteed by Mr. Spinner. Mr. Spinner does not incur any interest or expense in connection with the Company’s use of his credit card account. The Company does not pay Mr. Spinner interest or fees in connection with the Company’s use of his credit card account. At December 31, 2006, the Company owed Mr. Spinner $42,130 for charges incurred on his credit card, which was paid in January 2007.

•	In March 2006, the Company entered into Marketing Services Agreement with SendTec, Inc. (“SendTec”). Paul Soltoff, a director of the Company, is the Chief Executive Officer of SendTec. SendTec provided certain marketing and advertising services and received a flat fee of $7,500 per month plus commissions on services rendered. For the year ended December 31, 2006, the Company paid SendTec $352,740 and has recorded other general and administrative expense of $324,282, intangible assets pertaining to website development of $50,000 and due to related parties of $21,542 in the accompanying financial statements.
NOTE 11 — SHAREHOLDERS’ EQUITY
Common Stock
In September 2005, the Company received capital contributions of $206,999 from a LLC member prior to the Company’s recapitalization.
On September 16, 2005, Alvin H. Clemens, our Chairman and Chief Executive Officer, purchased 300,000 shares of our common stock and a five-year warrant to purchase an additional 75,000 shares of our common stock at an exercise price of $1.50 per share in a private offering, for an aggregate purchase price of $225,000. In connection with the purchase of these securities, Mr. Clemens was granted “piggy back” registration rights with regard to the shares and the shares underlying the warrants.
In November 2005, the Company issued 1,300,000 shares of common stock to officers of the Company for debt and services amounting to $1,300,000. See Note 10 — Related Party Transactions.
Through December 31, 2005, the Company completed the closing of a private placement of a total of 165 units, each unit (“Unit”) consisting of 50,000 shares of our common stock and a detachable, transferable warrant to purchase shares of our common stock, at a purchase price of $50,000 per Unit, to accredited investors pursuant to the terms of a Confidential Memorandum, dated November 21, 2005, as supplemented. Each warrant entitles the holder to purchase 25,000 shares of our common stock at an exercise price of $1.50 per share and expires on the three-year anniversary of the date of issuance, subject to certain redemption provisions. The Company received net proceeds from the private placement of $7,240,502 (gross proceeds of $8,250,000 less placement fees of $660,000 and legal and other costs of $349,498).

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
The private placement was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). None of the Units, warrants or common stock, or shares of our common stock underlying such securities, were registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.
The Keystone Equities Group, Inc. served as placement agent in connection with the private placement. See Note 10 — Related Party Transactions.
Pursuant to an Advisory Agreement, Warren V. Musser introduced potential investors to the Company. See Note 10 — Related Party Transactions.
On December 1, 2005, the Company entered into a consulting agreement with Alliance Advisors, LLC (“Alliance”) to provide certain financial and public relations consulting services (the “Consulting Agreement”), ratified by our board of directors on January 12, 2006. Pursuant to the Consulting Agreement, Alliance will develop, implement, and maintain an ongoing system with the general objective of expanding awareness of our Company among stockholders, analysts, micro-cap fund managers, market makers, and financial & trade publications for a twelve month term. In consideration for the services provided by Alliance, we paid Alliance a monthly fee of $8,300 and we issued 100,000 shares of our common stock, which the Company valued the 100,000 common shares under the consulting agreement at $1.00 per share based on the recent selling price of the shares under a private placement. Accordingly, the Company recorded deferred compensation of $100,000, which was amortized into consulting expense over the term of the contract. For the years ended December 31, 2006 and 2005, the Company amortized $91,667 and $8,333 into stock-based consulting expense, respectively.
On January 11, 2006, the Company completed the fifth closing of the Company’s private placement of units (the “Units”), which began in 2005, and terminated the offering. Each Unit sold in the private placement consisted of 50,000 shares of the Company’s common stock and a detachable, transferable warrant to purchase 25,000 shares of the Company’s common stock, at a purchase price of $50,000 per Unit. Each warrant entitles the holder to purchase shares of the Company’s common stock at an exercise price of $1.50 per share and expires on the three-year anniversary of the date of issuance, subject to certain redemption provisions. The Company received gross proceeds of $6,450,000 and net proceeds of $6,164,174 from this closing.
The private placement was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). None of the Units, warrants or common stock, or shares of our common stock underlying such securities, were registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.
On July 7, 2006, the Commission declared effective the Company’s Registration Statement on Form SB-2 filed with the Commission on April 10, 2006 as amended.
On April 3, 2006, the Company issued 1,000,000 shares of the Company’s common stock to Ivan M. Spinner. See Note 2 — ISG Acquisition.
On April 10, 2006, the Company issued 80,000 unregistered shares of the Company’s common stock to Mr. Horace Richard Priester III. See Note 3 — HealthPlan Choice Asset Purchase.

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
On May 31, 2006, the Company entered into a License Agreement with Realtime Solutions Group, L.L.C. As consideration for the grant of the rights and licenses under the License Agreement, the Company upon delivery of the STP software and other materials will pay to Realtime a license fee in the form of 216,612 unregistered shares of our common stock. See Note 13 — Restricted Cash, commitments and contingencies
On July 17, 2006, the Company issued 50,000 unregistered shares of common stock to Dickerson Employee Benefits. See Note 5 — Internet Domain Name Purchase and Assignment Agreement.
On July 20, 2006, the Company issued 15,000 unregistered shares of common stock to Pete Gries. See Note 4 — Consulting Agreement With Real IT Group.
Stock Options
On November 10, 2005, Anthony Verdi, as Chief Financial Officer, received a ten-year option grant of 350,000 shares, which vests as follows: 100,000 shares on the six month anniversary of the grant, 125,000 shares on the first year anniversary of the grant and the remaining 125,000 shares in eleven equal increments of 10,416 and a final increment of 10,424 at the end of each calendar month thereafter. These options have an exercise price of $1.00
On November 10, 2005, the Company granted 2,335,000 options to its existing management and employees, of which 600,000, 500,000 and 500,000 were granted to Scott Frohman, Charles Eissa and Daniel Brauser, respectively. All of these options have an exercise price of $2.50 and vest over four years, with 25% vesting on November 10, 2006 and the remainder vesting in 36 approximately equal increments at the end of each calendar month thereafter. These options expire on November 10, 2015.
On November 23, 2005, each non-employee member of the board of directors received a ten-year stock option to purchase 250,000 shares of common stock with an exercise price equal to $1.00 per share, for an aggregate of 1,000,000 options, which vests as follows: 100,000 shares on the six month anniversary of the grant; 75,000 shares on the first year anniversary of the grant and the remaining 75,000 shares in twelve equal increments at the end of each calendar month thereafter. Alvin Clemens, as Chairman, received an additional ten-year option grant equal to 250,000 shares with an exercise price equal to $1.00 per share, which vests as set forth above.
In connection with the appointment of Warren V. Musser to the board of directors, on January 11, 2006, the Company granted him a ten-year option to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The fair market value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 103%; risk-free interest rate of 4.5%; and, a term of five years. The Company valued these options at a fair market value of $193,264 and recorded stock-based compensation expense of $20,132 and deferred compensation of $173,132, the latter of which will be amortized over the vesting period of one year.
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

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
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
On April 3, 2006, in connection with the Merger, HBDC II, Inc., a wholly-owned subsidiary of the Company, entered into a two-year employment agreement with Mr. Spinner, which provided that Mr. Spinner receive an option to purchase an aggregate of 150,000 shares of common stock at an exercise price of $3.50 per share. See Note 2 – ISG Acquisition.
On April 10, 2006, in connection with the acquisition of HealthPlan Choice, HBDC II, Inc. entered into a two-year employment agreement with Mr. Priester, which provided that Mr. Priester receive an option to purchase an aggregate of 50,000 shares of common stock at an exercise price of $3.10 per share. See Note 3 – HealthPlan Choice Asset Purchase.

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
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

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
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
During 2006, the Company issued options to purchase 197,500 shares of the Company’s common stock to various employees at prices ranging from $2.55 to $3.60. These options will vest 25% on the first anniversary and an additional 25% on each anniversary thereafter.
During 2006, Alvin Clemens exercised an option to purchase 200,000 shares of the Company’s common stock and Paul Soltoff exercised an option to purchase 100,000 shares of the Company’s common stock each at an exercise price of $1 per share and the Company received $300,000 in aggregate.
During 2006, 426,232 options were forfeited, which included 225,000 options granted to Mr. Frohman and forfeited as a result of a separation agreement and 50,000 options to Mr. Priester, which were forfeited as a result of his resignation. See Note 13 — Restricted Cash, Commitments and Contingencies and Note 3 — HealthPlan Choice Asset Purchase. The remaining 151,232 options were forfeited as a result of the termination of the employment of various employees in accordance with the terms of the stock options.

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2006 and 2005 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value
Outstanding at December 31, 2004	—	$—	$—
For the year ended December 31, 2005
Granted	3,935,000	1.89	0.14
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31, 2005	3,935,000	1.89	0.14

For the year ended December 31, 2006
Granted	1,672,500	2.91	2.35
Exercised	300,000	0.67	0.20
Forfeited	426,232	2.73	0.74

Outstanding at December 31, 2006	4,881,268	$2.24	$0.84

Outstanding and exercisable at December 31, 2006	2,074,352	$1.90	$0.49

The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Stock Options Granted During the Period
	For the Year Ended	For the Year Ended
	December 31, 2006	December 31, 2005
Expected volatility	111%	25%
Risk-free interest rate	4.61%	3.75%
Expected life in years	5.0	4.5
Assumed dividend yield	0%	0%

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
The following information applies to options outstanding at December 31, 2006:

Options Outstanding
	Number of Shares	Weighted		Options Exercisable
	Underlying	Average	Weighted	Number	Weighted
	Options at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2006	Life	Price	2006	Price
$1.00	1,550,000	8.9	$1.00	1,008,332	$1.00
2.50	2,018,768	8.9	2.50	826,020	2.50
2.55	25,000	4.5	2.55	—	—
2.62	20,000	5.0	2.62	—	—
2.70	425,000	4.2	2.70	—	—
2.95	45,000	4.3	2.95	—	—
3.50	150,000	9.3	3.50	—	—
$3.60	647,500	4.3	$3.60	240,000	$3.60

	4,881,268			2,074,352

As of December 31, 2006 there were 6,000,000 shares of our common stock authorized to be issued under our Omnibus Plan of which 803,732 shares of our common stock remain available for future stock option grants.
Common Stock warrants
On September 16, 2005, Alvin H. Clemens, the Company’s Executive Chairman purchased 300,000 shares of common stock and a five-year warrant to purchase an additional 75,000 shares of common stock at an exercise price of $1.50 per share in a private offering, for an aggregate purchase price of $225,000.
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

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
In January 2006, in connection with a private placement and a Securities Contribution Agreement, dated September 9, 2005, by and among the Company, Marlin Capital Partners I, LLC, Scott Frohman, Charles Eissa, Platinum Partners II, LLC, and Dana Boskoff, the Company was obligated to issue to Dana Boskoff a warrant to purchase 50,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at an exercise price of $1.50 per share, which shall vest immediately. The warrants expire on the three-year anniversary of the date of issuance.
During 2006, certain holders of the Company’s warrants exercised their warrants to purchase an aggregate of 450,000 shares of the Company’s common stock at an exercise price of $1.50 per share for an aggregate exercise price of $675,000.
A summary of the status of the Company’s outstanding stock warrants granted as of December 31, 2006 and changes during the period is as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding at December 31, 2004	—	$—
For the year ended December 31, 2005
Granted	5,052,500	$1.50
Exercised	—	$1.50

Outstanding at December 31, 2005	5,052,500	$1.50

For the year ended December 31, 2006
Granted	3,597,500	$1.50
Exercised	450,000	$1.50

Outstanding at December 31, 2006	8,200,000	$1.50

Exercisable at December 31, 2006	8,200,000	$1.50

Outstanding warrants at December 31, 2006 have a weighted average remaining contractual life of 2 years.
Registration Rights
On May 31, 2006, the Company entered into a License Agreement with Realtime Solutions Group, L.L.C. As consideration for the grant of the rights and licenses under the License Agreement, the Company upon delivery of the STP software and other materials will pay to Realtime a license fee in the form of 216,612 unregistered shares of our common stock. Concurrent with entering into the License Agreement the Company and Realtime Solutions Group, L.L.C entered into a Registration Rights Agreement that provides for piggyback registration rights for the Shares. See Note 4 — Realtime License Agreement.
On July 17, 2006, the Company issued 50,000 unregistered shares of common stock to Dickerson Employee Benefits and entered into a Registration Rights Agreement that provides for piggyback registration rights for the shares. See Note 6 – Internet Domain Name Purchase and Assignment Agreement.

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
On July 20, 2006, the Company issued 15,000 unregistered shares of common stock to Pete Gries, who is the principal of Real IT Group, entered into a Registration Rights Agreement that provides for piggyback registration rights for the shares. See Note 5 – Consulting Agreement With Real IT Group.
NOTE 12 — INCOME TAXES
The Company has net operating losses for federal income tax purposes of approximately $6,700,000 at December 31, 2006 which will expire in 2026. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” “SFAS 109”. SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).
The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2006 and 2005:

	2006	2005
Computed “expected” benefit	$(4,888,738)	$(1,110,000)
State tax benefit, net of federal effect	(419,035)	(95,000)
Losses incurred during LLC operations	—	513,000
Amortization of ISG assets	488,933	—
Other permanent differences	13,207	60,000
Increase in valuation allowance	4,805,633	632,000

	$—	$—

NOTE 12 — INCOME TAXES (continued)
Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforward	$2,558,804	$645,000
Unearned commission advances	1,958,944
Stock option and other compensation expense	962,192	—
All Other	126,209	6,000

Total deferred tax asset	5,606,149	651,000
Deferred Tax liabilities:
Depreciation	(55,722)	10,000
Software development costs	(112,794)	(29,000)

Net deferred tax asset	5,437,633	632,000

Less: Valuation allowance	(5,437,633)	(632,000)

	$—	$—

The Company fully reserved the net deferred tax asset due to the fact that it is still operating within its initial period as a C Corporation and substantial uncertainty exists as to the utilization of any of its deferred tax assets in future periods. The valuation allowance was increased by $4,805,633 from the prior year.
NOTE 13 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES
Employment and Separation Agreements
Effective November 10, 2005, the Company entered into an employment agreement with Daniel Brauser, its Senior Vice President, for a 24-month period ending November 10, 2007, which automatically renews for successive 12-month terms unless earlier terminated by the Company or the employee. In addition to an annual salary of $157,500, the agreement entitled the officer to bonus compensation (in cash, capital stock or other property) as a majority of the members of the board of directors may determine from time to time in their sole discretion, and shall be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans as the Corporation provides to its senior executives.
In the event of Mr. Brauser’s termination without cause or for good reason, he would receive his then current base annual salary, plus unpaid accrued employee benefits, which is primarily accrued vacation, plus the continuation of his employee benefits for a period of 1 year, less all applicable taxes. In the event of his voluntary termination, death or disability, he or his estate would receive unpaid accrued employee benefits, plus the continuation of his employee benefits for a period of 1 month, less all applicable taxes.

NOTE 13 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
Effective November 10, 2005, the Company entered into an employment agreement with Anthony Verdi, its Chief Financial Officer, for a 24-month period ending November 10, 2007, which automatically renews for successive 12-month terms unless earlier terminated by the Company or the employee. In addition to an annual salary of $225,000, the agreement entitled the officer to bonus compensation (in cash, capital stock or other property) as a majority of the members of the board of directors may determine from time to time in their sole discretion, and shall be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans as the Corporation provides to its senior executives.
In the event of Mr. Verdi’s termination without cause or for good reason, he would receive his then current base annual salary, plus unpaid accrued employee benefits, which is primarily accrued vacation, plus the continuation of his employee benefits for a period of 1 year, less all applicable taxes. In the event of his voluntary termination, death or disability, he or his estate would receive unpaid accrued employee benefits, plus the continuation of his employee benefits for a period of 1 month, less all applicable taxes.
Effective November 18, 2005, the Company entered into an employment agreement with Charles Eissa, its President and Chief Operating Officer, for a 24-month period ending November 18, 2007, which automatically renews for successive 12-month terms unless earlier terminated by the Company or the employee. In addition to an annual salary of $214,200, the agreement entitled the officer to bonus compensation (in cash, capital stock or other property) as a majority of the members of the board of directors may determine from time to time in their sole discretion, and shall be entitled to participate in such pension, profit sharing, group insurance, hospitalization, and group health and benefit plans and all other benefits and plans as the Corporation provides to its senior executives.
On January 12, 2006, the Company agreed to terms of employment with Alvin Clemens, under which Mr. Clemens was named Executive Chairman of the Company, an executive officer position. Under the two year agreement, Mr. Clemens is to be paid a base salary of $275,000 per year and is entitled to receive such bonus compensation as a majority of the board of directors may determine from time to time. On December 7, 2006 Mr. Clemens was appointed as our Chief Executive Officer.
In the event of Mr. Clemens’ termination without cause or for good reason, he would receive his then current base annual salary, plus unpaid accrued employee benefits, which is primarily accrued vacation, plus the continuation of his employee benefits for a period of 1 year, less all applicable taxes. In the event of his voluntary termination, death or disability, he or his estate would receive unpaid accrued employee benefits, plus the continuation of his employee benefits for a period of 1 month, less all applicable taxes.
On April 3, 2006, in connection with the Merger, HBDC II, Inc., a wholly-owned subsidiary of the Company, entered into a two-year employment agreement with Ivan M. Spinner. See Note 2 – ISG Acquisition.
On April 10, 2006 in connection with the Asset Purchase, HBDC II, Inc., a wholly-owned subsidiary of HBDC, entered into a two-year employment agreement with Mr. Horace Richard Priester III. Mr. Priester resigned effective July 7, 2006. See Note 3 – HealthPlan Choice Asset Purchase.
On December 7, 2006, Scott Frohman resigned as our Chief Executive Officer and as one of our directors and Alvin H. Clemens, our Executive Chairman, was appointed as our Chief Executive Officer. In connection with Mr. Frohman’s resignation, we and Mr. Frohman entered into a separation agreement dated December 7, 2006.
Under the separation agreement, Mr. Frohman’s employment with us ceased to be effective on December 7, 2006. The separation agreement provides for the resolution of all matters with respect to Mr. Frohman’s employment, including all obligations to Mr. Frohman under his employment agreement with us dated as of October 10, 2005, with respect to his outstanding options to purchase shares of our common stock and with respect to any other similar amounts or benefits payable to Mr. Frohman pursuant to the employment agreement or otherwise.

NOTE 13 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
The separation agreement provides for the payment to Mr. Frohman of his current monthly salary for a period of 18 months, less taxes, in satisfaction of all obligations under the employment agreement, and in recognition that a material portion is in consideration of Mr. Frohman’s confidentiality, non-competition and non-solicitation obligations. In addition, Mr. Frohman will receive (i) a lump sum payment equal to $21,525 for four weeks of accrued but unused vacation, less $8,075 for certain business expenses and (ii) payment of, or reimbursement for, monthly COBRA premiums for a period of 18 months following the separation date. The separation agreement further provides that upon his termination of employment, Mr. Frohman’s option to purchase 600,000 shares of our common stock, exercisable at $2.50 per share and originally granted on November 10, 2005, will become vested as to 375,000 shares (150,000 of which were already vested and 225,000 of which became vested on December 7, 2006). These 375,000 shares shall remain exercisable by Mr. Frohman for one year following the separation date. The option will terminate with respect to the remaining 225,000 shares that will not become vested under the separation agreement.
Certain of Mr. Frohman’s shares of our common stock (1,566,007 shares) remain locked up until November 23, 2007 under the terms of a lock-up agreement with us, dated as of November 23, 2005. A portion of Mr. Frohman’s shares (1,191,006 shares) and his option to acquire 375,000 shares of our common stock have since been released from the lock-up agreement. Under the separation agreement, Mr. Frohman has agreed that the released securities will remain subject to general lock-up terms for a period of 18 months following the separation date, subject to certain exceptions as set forth in the separation agreement.
The separation agreement also provides for mutual non-disparagement by Mr. Frohman and us. Mr. Frohman also is subject to confidentiality provisions and an 18 month non-competition, non-solicitation and no-hire period under the separation agreement.
The Company estimated the future value of the payments under the separation agreement to be $389,119 and recorded an expense charge and liability for that amount as of December 31, 2006. The Company also recorded in the fourth quarter salaries, commissions and related tax expense of $21,500 for severance payments and $12,075 for the unamortized portion of the fair value of Mr. Frohman’s stock options.
Restricted Cash and Operating Leases
The Company leases office space in Pompano Beach, Florida under an operating lease which expires in February 2007. This office lease agreement has certain escalation clauses and renewal options. In March 2006, the Company vacated this lease to relocate to its new facilities in Deerfield Beach, Florida. In connection with the vacated lease, as of December 31, 2006 the Company has accrued $16,054 in lease termination fees and utilities that management estimated as due under the remaining lease term.
On February 17, 2006, the Company entered into a lease agreement with FG2200, LLC, a Florida limited liability company, for approximately 50,000 square feet of office space at 2200 S.W. 10th Street, Deerfield Beach, Florida (the “Lease”). The initial term of the Lease commences on March 15, 2006 and terminates on March 31, 2016. The Company has the option to extend the term for two additional 36-month periods, as well as the right to terminate the Lease within the first five years. The monthly rent increases every 12 months, starting at $62,500 plus certain building expenses incurred by the landlord and ending at approximately $81,550 plus certain building expenses incurred by the landlord. This space replaced the Company’s 10,312 square feet of office space at 2900 Gateway Drive, Pompano Beach, Florida 33069. In connection with the Lease, the Company provided a $1 million letter of credit to the landlord as a security deposit for the Company’s obligations under the Lease.

NOTE 13 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
On March 7, 2006, the Company entered into a sublease for approximately 13,773 square feet of office space located on the 7th floor at 1120 Avenue of the Americas, New York, New York (“Sublease Agreement”). The initial term of the Sublease Agreement commences in March 2006, and terminates on December 31, 2010. The monthly rent increases every 12 months, starting at approximately $303,000 per annum plus a proportionate share of landlord’s building expenses and ending at approximately $341,000 per annum plus a proportionate share of landlord’s building expenses. In connection with the Sublease Agreement, the Company provided a $151,503 letter of credit to the landlord as a security deposit for the Company’s obligations under the sublease. On May 15, 2006 the Company received the landlord’s consent, dated April 18, 2006, to the Sublease Agreement.
Effective during the second quarter of 2006 the letters of credit pertaining to the lease for our Deerfield Beach Florida office and our Avenue of the Americas, New York office were collateralized in the form of a certificate of deposit, which as of December 31, 2006 had a balance of $1,150,000. This certificate of deposit is on deposit with the issuer of the letters of credit and is classified as restricted cash on the Company’s balance sheet. The terms of the certificate of deposit and letters of credit allow the Company to receive interest on the principal but prohibits the Company from withdrawing the principal for the life of the letters of credit.
On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania. The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125 th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of landlord’s building expenses. Under the terms of the lease agreement, rent is waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet. The Company recorded an expense charge and liability for deferred rent in the amount of $38,578 as of December 31, 2006.
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
The Company leases 3 automobiles for the personal and business use of 3 of the Company’s employees, which are leased in the name of ISG and personally guarenteed by Mr. Ivan Spinner. None of the 3 automobiles are used by Mr. Spinner and Mr. Spinner receives no compensation pertaining to these leases or his personal guarentee. The aggregate payments for these leases are $2,826 per month. The aggregate future lease payments for these 3 leases are; $33,912 in 2007, $21,172 in 2008, $13,968 in 2009, for a total of $69,051.
The Company has executed letters of authorization to a direct marketing agency to spend $184,601 in advertising during 2007.

NOTE 13 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
Future minimum payments required under operating leases, severance and employment agreements and service agreements are as follows:

2007	$2,160,790
2008	1,857,921
2009	1,428,419
2010	1,416,990
2011	1,306,795
thereafter	5,225,751

Total	$13,396,666

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
As consideration for the grant of the rights and licenses under the License Agreement, the Company paid to Realtime a $10,000 nonrefundable cash deposit and upon delivery of the STP software and other materials the Company will pay a license fee in the form of 216,612 unregistered shares of our common stock. Concurrent with the entering into the License Agreement, HBDC and Realtime entered into a Registration Rights Agreement that provides for piggyback registration rights for the Shares.
The Company may unilaterally terminate the License Agreement, with or without cause, at any time on 30 calendar day prior written notice to Realtime. The license rights in the software granted under the License Agreement survive any termination of the License Agreement in perpetuity.
As of December 31, 2006 the Company has not taken delivery of the software or issued common stock.
NOTE 14 — BOARD OF DIRECTORS
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
On December 7, 2007 Mr. Frohman resigned from the board of directors. See NOTE 13 – Restricted Cash, Commitments and Contingencies.

NOTE 15 — SUBSEQUENT EVENTS
Issuance of Common Stock and Warrants
On March 30, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and individual accredited investors (collectively, the “Investors”), whereby the Company has agreed to complete a private placement (the “Private Placement”) of an aggregate of 5,000,000 shares (each, a “Share”) of the Company’s common stock, par value $0.001 per share, and warrants to purchase 2,500,000 shares of our common stock (each, a “Warrant Share”).
Pursuant to the Purchase Agreement, the Company has agreed to sell investment units (each, a “Unit”) in the Private Placement at a per Unit purchase price equal to $2.25. Each Unit sold in the Private Placement will consist of one share of our common stock and a warrant to purchase one-half (1/2) of one share of common stock at an initial exercise price of $3.00 per share, subject to adjustment (the “Warrant”). The closing of the Private Placement is subject to customary closing conditions. The gross proceeds from the Private Placement are expected to be $11.25 million and the Company intends to use the net proceeds of the Private Placement for working capital purposes. The Company’s Chief Executive Officer and Chairman, Alvin H. Clemens, has agreed to purchase 1.0 million Units in the Private Placement.
The Warrants provide that the holder thereof shall have the right, at any time after March 30, 2007 but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below) or (ii) the fifth anniversary of the date of issuance of the Warrant, to acquire shares of Common Stock upon the payment of $3.00 per Warrant Share (the “Exercise Price”). The Company also has the right, at any point after which the volume weighted average trading price per share of the Common Stock for a minimum of 20 consecutive trading days is equal to at least two times the Exercise Price per share, provided that certain other conditions have been satisfied to call the outstanding Warrants (a “Call Event”), in which case such Warrants will expire if not exercised within ten business days thereafter. The Warrants also include weighted average anti-dilution adjustment provisions for issuances of securities below $3.00 during the first two years following the date of issuance of the Warrants, subject to customary exceptions.
In connection with the signing of the Purchase Agreement, the Company and the Investors also entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company agreed to prepare and file with the Securities and Exchange Commission (the “SEC”), as soon as possible but in any event within 30 days following the later of (i) the date the Company is required to file with the SEC its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, or (ii) the date of the Registration Rights Agreement, a registration statement on Form SB-2 (the “Registration Statement”) covering the resale of the Shares and the Warrant Shares collectively, the “Registrable Securities”). Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933 as amended (the “Securities Act”) as soon as practicable but, in any event, no later than 90 days following the date of the Registration Rights Agreement (or 150 days following the date of the Registration Rights Agreement in the event the Registration Statement is subject to review by the SEC), and agreed to use its reasonable best efforts to keep the Registration Statement effective under the Securities Act until the date that is two years after the date that the Registration Statement is declared effective by the SEC or such earlier date when all of the Registrable Securities covered by the Registration Statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act. The Registration Rights Agreement also provides for payment of partial damages to the Investors under certain circumstances relating to failure to file or obtain or maintain effectiveness of the Registration Statement, subject to adjustment.
Oppenheimer & Co., Inc. (“Oppenheimer” or “Representative”) is acting as lead-placement agent on a “best efforts” basis along with Sanders Morris Harris Inc. (“Sanders”) and Roth Capital Partners (“Roth” and, together with Oppenheimer and Sanders, the “Placement Agents”) in the Private Placement. In connection with the Private Placement, the Company will pay the Placement Agents an aggregate placement fee equal to approximately $787,500 plus the reimbursement of certain expenses. The Company will also issue to the Placement Agents Warrants (the “Placement Agent Warrants”) to purchase in the aggregate 350,000 shares of the Company’s Common Stock, each Placement Agent Warrant having an exercise price equal to the greater of $2.70 and the closing bid price of the Company’s common stock as of the date of closing of the Private Placement and a term of three years. The Placement Agent Warrants are exercisable at any time after six months following their date of issuance. Under the terms of the Registration Rights Agreement, the holders of the Placement Agent Warrants have registration rights for the shares of Common Stock underlying the Placement Agent Warrants (the “Placement Agent Warrant Shares”) as described above.
In order to induce the Representative to act as lead Placement Agent in the Private Placement, each of the Company’s directors and certain executive officers entered into Lock-Up Agreements with the Representative (the “Lock-Up Agreements”). Under the terms of the Lock-Up Agreements, the Company’s directors and executive officers agreed, among other things, not to sell or transfer any shares of Common Stock during the period from March 28, 2007 until and through the later of (i) three months from the closing of the Private Placement or (ii) 45 days following the effective date of any Registration Statement.
The Company also agreed, pursuant to the terms of the Purchase Agreement, that for a period of 90 days after the effective date of the initial Registration Statement required to be filed by the Company under the Registration Rights Agreement, the Company shall not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company.
The Purchase Agreement also provides a customary participation right, subject to exceptions and limitations, which provides for a designated investor to be able to participate in future financings for capital raising purposes occurring within two years of March 30, 2007 at a level based on such investor’s ownership percentage of the Company on a fully-diluted basis prior to such financing.

Restricted Stock Grants to Officers
On February 15, 2007, the Company granted 125,000 restricted shares of Common Stock to each of Charles A. Eissa, the Company’s President and Chief Operating Officer, and Ivan M. Spinner, the Company’s Senior Vice President, in accordance with the terms of the Company’s 2006 Omnibus Equity Compensation Plan (the “Plan”). The shares granted to Messrs. Eissa and Spinner will vest as follows: 50,000 shares on February 15, 2008; 50,000 additional shares on February 15, 2009; 2,083 shares per month on the 15th day of each month thereafter beginning on March 15, 2009 through January 15, 2010; and 2,087 shares on February 15, 2010.
Amendment No. 1 to Option — Daniel Brauser
On February 15, 2007, Health Benefits Direct Corporation (the “Company”) and Daniel Brauser, the Company’s Senior Vice President, entered into Amendment No. 1 (the “Amendment”) to Mr. Brauser’s Option dated November 10, 2005 (the “Option”). The Amendment was approved by the Company’s board of directors (the “Board”) on February 15, 2007. Under the Option, Mr. Brauser has the right to purchase, at an exercise price of $2.50 per share, 500,000 fully-paid and non-assessable shares (the “Option Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”).
Under the terms of the Option, the vesting schedule of the Option Shares was as follows: (a) 25% of the Option Shares on or after the first anniversary of the Option’s grant date; (b) 10,416 Option Shares on or after the last day of each month thereafter; and (c) 10,440 Option Shares on or after November 30, 2009. As of February 15, 2007, the Option was vested with respect to 145,832 Option Shares and remained unvested with respect to the remaining 354,168 Option Shares. The Amendment accelerates the vesting schedule of the Option Shares as follows: (v) 25% of the Option Shares subject to the Option on the first anniversary of the Option’s date of grant; (w) an additional 10,416 Option Shares on December 31, 2006; (x) an additional 10,416 Option Shares on January 31, 2007; (y) an additional 19,966 Option Shares on February 15, 2007; and (z) an additional 30,382 Option Shares on the last day of each month thereafter beginning on February 28, 2007 through December 31, 2007.
The Amendment also provides that, in the event Mr. Brauser is removed as an officer or employee of the Company at any time on or before December 31, 2007, 100% of the Option Shares that are unexercisable as of the removal date will become fully vested upon such removal. Alternatively, in the event Mr. Brauser resigns as an employee of the Company at any time after March 31, 2007 but before December 31, 2007, 50% of the Option Shares that are unexercisable as of the resignation date will become exercisable upon such resignation.
Finally, the Amendment provides that, upon the termination of Mr. Brauser’s employment with the Company for any reason, the vested portion of Mr. Brauser’s Option Shares as of the date of such termination will remain exercisable by Mr. Brauser for one year following such termination.
Exercise of Warrants
Subsequent to December 31, 2006, certain holders of the Company’s warrants exercised their warrants to purchase an aggregate of 220,000 shares of the Company’s common stock at an exercise price of $1.50 per share for an aggregate exercise price of $330,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 8A. CONTROLS AND PROCEDURES.
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
ITEM 8B. OTHER INFORMATION.
Approval of Salary Increases for Certain Executive Officers
     On March 20, 2007 the compensation committee of the board of directors of Health Benefits Direct Corporation approved the following increases in annual base salary and the payment of a cash bonus for the following executive officers, which are all effective on March 30, 2007.

	Annual
Name	Salary	Cash Bonus

Alvin H. Clemens	$350,000	Forgone at the election of Mr. Clemens
Charles A. Eissa	$300,000	$50,000
Anthony R. Verdi	$250,000	$25,000

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Directors, Executive Officers, Promoters and Control Persons
     Set forth below is the name, age, position, and a brief account of the business experience of each of our executive officers and directors.

Name	Age	Position
Alvin H. Clemens	69	Chairman and Chief Executive Officer
Charles A. Eissa	34	President, Chief Operating Officer and Director
Anthony R. Verdi	58	Chief Financial Officer
Ivan M. Spinner	33	Senior Vice President
Warren V. Musser	80	Vice Chairman of the Board of Directors
John Harrison	63	Director
C. James Jensen	65	Director
Sanford Rich	48	Director
L.J. Rowell	74	Director
Paul Soltoff	52	Director
Alvin H. Clemens has served as one of our directors since November 2005 and as Executive Chairman of our board of directors since January 2006. Since 2001, Mr. Clemens has performed business and insurance industry consulting services in addition to managing his private investments. In 1998, he founded HealthAxis Inc., a publicly-traded company specializing in direct sales of insurance products utilizing the Internet, as a subsidiary of Provident American Corporation. In 1989, Mr. Clemens acquired a controlling interest in Provident American Corporation, an insurance holding company, and he served as its Chairman and Chief Executive Officer until 2001. In 1970, Mr. Clemens founded Academy Insurance Group, a company specializing in direct marketing of life and health insurance products. He currently serves on the board of trustees and the Building, Finance, and Executive Committees of The Pennsylvania State University.
Charles A. Eissa has served as our President and Chief Operating Officer, and as one of our directors since November 2005 and is our co-founder. In April 2004, Mr. Eissa founded InTransit Media, a specialized advertising and marketing services company, and served as its President and Chief Executive Officer until the sale of the company in February 2006. He was involved in the 1998 inception of Seisint Inc., a leading database and technology services company subsequently acquired by Lexis Nexis. From 1998 until 2004, Mr. Eissa was part of the team at Seisint Inc. that co-founded and spun off a division named eDirect.com, which went on to make several key mergers and acquisitions consolidating under the name of Naviant, a company specializing in permission-based Internet marketing that was subsequently acquired by Equifax. From 1989 until 1997, Mr. Eissa served as Vice President Sales for Lens Express Inc. During Mr. Eissa’s tenure, Lens Express Inc. earned its place on the Inc. 500 for three consecutive years, and was subsequently acquired by 1-800-Contacts.
Anthony R. Verdi has served as our Chief Financial Officer and Assistant Secretary since November 2005. From 2001 until November 2005, Mr. Verdi has provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. From December 1998 until March 2001, Mr. Verdi served as Chief Operating Officer of Provident and Chief Financial Officer of HealthAxis. From January 1990 until December 1998 Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller.
Ivan M. Spinner has served as our Senior Vice President since April 2006. In 1999, he founded Insurance Specialist Group Inc. and he served as its President and Chief Executive Officer from 1999 until Insurance

Specialist Group Inc. was acquired by us in April 2006. From 1995 until 1999, Mr. Spinner served as an independent licensed insurance agent.
Warren V. Musser has served as one of our directors since January 2006 and as the Vice Chairman of our board of directors since March 2006. He also has served as President of The Musser Group, a financial consulting company, since 2001. Mr. Musser served as Chairman and Chief Executive Officer of Safeguard Scientifics, Inc. from 1953 until 2001. Mr. Musser is a director of Internet Capital Group, Inc. and Chairman of the board of directors of Telkonet, Inc. Mr. Musser serves on a variety of civic, educational and charitable boards of directors.
John Harrison has served as one of our directors since November 2005. He is a founding Partner and Executive Director of The Keystone Equities Group, Inc., a full service investment banking group and a registered NASD broker-dealer founded in 2003. Mr. Harrison also is a Managing Director of Covenant Partners, a hedge fund that invests in direct marketing services companies. In 1999, Mr. Harrison became a founding Partner of Emerging Growth Equities, Ltd., a full service investment banking and brokerage firm focused on raising capital for emerging technology companies addressing high-growth industry sectors. From 1985 to 2000, Mr. Harrison served as President of DiMark, a direct marketing agency that was subsequently acquired by Harte-Hanks in 1996. He also has held senior management positions with CUNA Mutual, RLI Insurance and CNA Insurance where he directed their direct marketing practice. Mr. Harrison is Chairman of the board of Professional Insurance Marketing Association (PIMA) and is on the advisory board of DePaul University’s Interactive and Direct Marketing Institute. He serves as a director of The Credo Group, a digital insurance agency, IXI Corporation, a database marketing company that uses proprietary wealth and asset information, and Solutionary, Inc., a full-service provider of managed security services.
C. James Jensen has served as one of our directors since April 2006. He is the co-founder and managing partner of Mara Gateway Associates, L. P., a privately owned real estate investment company that owns real estate properties in the western United States and Hawaii. Additionally, Mr. Jensen is the co-managing partner of Stronghurst, LLC, which provides advisory and financial services to emerging growth companies. Mr. Jensen previously has served as Chairman and Chief Executive Officer of Thousand Trails, Inc., a national network and the industry leader of private campground resorts, as President of Grantree Furniture Rental Corporation, and as National Sales Manager of Australia and New Zealand, International Sales Manager and Senior Vice President and Chief Operating Officer of the Great Books Division of the Western World for Encyclopedia Britannica, Inc. Mr. Jensen also has served as President of J J Advisors, LLC, where he provided full service sales and marketing support to select luxury master-planned communities. Mr. Jensen is an active member of the World Presidents’ Organization and a past director of the Boys and Girls Club and the Leukemia Society of America.
Sanford Rich has served as one of our directors since April 2006. He is currently the Senior Vice President of Investments and Portfolio Manager at GEM Capital Management Inc., a specialist manager of High Yield and Convertible Securities portfolios for institutions, and has held this position since November 1995. From 1993 to 1995, Mr. Rich was a Managing Director of High Yield Finance, Capital Markets & North American Loan Syndicate, Sales and Trading at Citicorp Securities. From 1985 to 1993, he served as Managing Director of Debt Capital Markets at Merrill Lynch. From 1978 to 1985, Mr. Rich held various Analyst positions in numerous companies, including Cypress Capital Management, Inc. (Vice President and Analyst from 1983 to 1985), FIAMCO (Distressed/High Yield Bond Analyst from 1981 to 1983), Progressive Corporation (Financial Analyst from 1980 to 1981) and Prescott, Ball and Turben (Distressed/High Yield Bond Analyst from 1978 to 1980).
L.J. Rowell has served as one of our directors since April 2006. He is a past President (1984-1996), Chief Executive Officer (1991-1996) and Chairman of the Board (1993-1996) of Provident Mutual Life Insurance Company, where he also held various other executive and committee positions from 1980 until his retirement in 1996. Mr. Rowell currently serves on the boards of directors of the Southeast Pennsylvania Chapter of the American Red Cross, The PMA Group, the American College, The Foundation at Paoli, and The Milton S. Hershey Medical Center. Mr. Rowell also has served on the Board of Trustees of The Pennsylvania State University as a business and industry trustee since 1992. In 1991, he served as the Chairman of the Major Business Division for the United Way of Southeastern Pennsylvania. Mr. Rowell also has served as chairman of The American Red Cross Ad Blood Campaign and has previously served on its Major Contributions Donor Campaign.
Paul Soltoff has served as one of our directors since November 2005. He also has served as Chairman and Chief Executive Officer of SendTec, Inc. since its inception in February 2000. From 1997 until February 2000, Mr.

Soltoff served as Chief Executive Officer of Soltoff Direct Corporation, a specialized direct marketing consulting company. From September 2004 until October 2005, Mr. Soltoff served as a director of theglobe.com.
Section 16(a) Beneficial Ownership Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of our common stock to file reports of beneficial ownership and changes in beneficial ownership of our common stock and any other equity securities with the Securities and Exchange Commission. Executive officers, directors, and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.
     Based solely on our review of the copies of Forms 3, 4, and 5 furnished to us, or representations from certain reporting persons that no Forms 3, 4 or 5 were required to be filed by such persons, we believe that all of our executive officers, directors, and persons who own more than ten percent of our common stock complied with all Section 16(a) filing requirements applicable to them during 2005, except as follows: Mr. Jensen failed to timely file a form 4 to report a purchase transaction; Mr. Rowell failed to timely file a form 4 to report three separate purchase transactions; and Mr. Soltoff failed to timely file a form 4 to report an exercise of stock options.
Code of Business Conduct and Ethics
     We adopted a Code of Business Conduct and Ethics on March 30, 2006. Our Code of Business Conduct and Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-B, constitutes our code of ethics for senior financial officers. Our Code of Business Conduct and Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A printed copy of our Code of Business Conduct and Ethics may be obtained free of charge by writing to us at Health Benefits Direct Corporation, 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087.
Corporate Governance
     Our board of directors currently is composed of Messrs. Clemens, Eissa, Harrison, Jensen, Musser, Rich, Rowell and Soltoff. Mr. Clemens is the Chairman of our board of directors. Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. Pursuant to our bylaws, our board of directors may from time to time establish other committees to facilitate the management of our business and operations.
Audit Committee
     The members of our audit committee are Messrs. Rich and Rowell. Mr. Rich chairs the committee. Our board of directors has determined that Mr. Rich is an “audit committee financial expert,” as such term is defined in Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission.
Compensation Committee
     The members of our compensation committee are Messrs. Harrison, Jensen and Rich. Mr. Harrison chairs the committee.
Nominating and Governance Committee
     The members of our nominating and governance committee are Messrs. Rowell, Harrison and Soltoff. Mr. Rowell chairs the committee.

ITEM 10. EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table summarizes the compensation paid to, awarded to or earned during the fiscal years ended December 31, 2006, 2005 and 2004 by our Chief Executive Officer and each of our two other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered to us in all capacities during 2006. The executive officers listed in the table below are referred to in this prospectus as our named executive officers. There were no non-equity incentive plan compensation, or non-qualified deferred compensation earnings for any of the named executives for the three years ended December 31, 2006.

							All Other
				Option Awards			Compensation
Name and Principal Position	Fiscal Year	Salary ($)		($) (7)	Bonus ($)		($) (8)	Total ($)

Scott Frohman (1)	2006	236,500		17,792	—		453,742	708,035
Former Chief Executive Officer	2005	188,470	(5)	208	—		—	188,678

Alvin H. Clemens (2)	2006	267,287		106,834	—		16,010	390,131
Chariman & Chief Executive Officer	2005	—		1,916	—		—	1,916

Anthony R. Verdi (3)	2006	224,670		67,959	—		8,736	301,365
Chief Financial Officer	2005	27,652		1,341	—		—	28,993

Ivan M. Spinner (4)	2006	278,240	(6)	79,759 (6)	150,000	(6)	10,923	518,922
Senior Vice President	2005	—		—	—		—	—

(1)	On December 7, 2006, Scott Frohman resigned as our Chief Executive Officer and as one of our directors. In connection with Mr. Frohman’s resignation, we and Mr. Frohman entered into a separation agreement dated December 7, 2006.

(2)	Mr. Clemens was appointed as the Executive Chairman of our board of directors on January 12, 2006 and as our Chairman and Chief Executive Officer on December 7, 2006 upon the resignation of Mr. Frohman.

(3)	Mr. Verdi was appointed as our Chief Financial Officer on November 10, 2005.

(4)	Mr. Spinner was appointed as our Senior Vice President on April 3, 2006 concurrently with the closing of our acquisition of ISG.

(5)	$165,852 of Mr. Frohman’s salary for 2005 was accrued but not paid by us prior to the merger that resulted in our current public company structure. In connection with the consummation of the merger, this amount was converted into 165,852 shares of our common stock.

(6)	On April 3, 2006, Mr. Spinner received a $150,000 cash signing bonus, which was accounted for as part of the consideration paid for the acquisition of ISG, and an option to purchase 150,000 shares of our common stock.

(7)	Stock option expense for the two most recently completed fiscal years pertaining to the named executive officers is based on the estimated fair value of the stock option as of the date of grant using the Black-Scholes option-pricing model amortized over the vesting period of the option or the duration of employment, whichever is shorter. We recorded $17,792 of expense pertaining to Mr. Frohman’s stock option in 2006, which included $6,038 pertaining to the accelerated vesting of 225,000 shares, $3,354 pertaining to the expensing of the unamortized portion of 125,000 shares terminated and $8,400 of amortization of the fair value over the vesting contained in the stock option grant. Fair value is estimated based on an expected life of five years, an assumed dividend yield of 0% and the assumptions below.

		% of Fair
		Value
		Expensed in
		Financial				Closing
		Statements	Fair Value at	Number of	Option	Stock Price
		Based on	Date of Grant	Options	Exercise	on the Date	Date of	Expected	Risk Free
Name	Fiscal Year	Vesting	($)	Granted (#)	Price ($)	of Grant ($)	Grant	Volatility	Interest Rate

Scott Frohman	2006	98.8%	—	—	—	—	—	—	—
	2005	1.2%	18,000	600,000	2.50	1.00	11/10/2005	25%	3.75%

Alvin H. Clemens	2006	71.2%	—	—	—	—	—	—	—
	2005	1.3%	150,000	500,000	1.00	1.00	11/23/2005	25%	3.75%

Anthony R. Verdi	2006	64.7%	—	—	—	—	—	—	—
	2005	1.3%	105,000	350,000	1.00	1.00	11/10/2005	25%	3.75%

Ivan M. Spinner	2006	18.8%	425,381	150,000	3.50	3.50	4/3/2006	111%	4.55%
	2005	—	—	—	—	—	—	—	—
Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions initially are applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations. Expense in 2006 pertaining to employee stock options for all named executive officers other than Mr. Spinner is recorded in salaries, commissions and related taxes. Expense pertaining to Mr. Spinner’s stock option is recorded in depreciation and amortization expense as part of the value of the employment and non-compete agreement acquired as a result of our acquisition of ISG.

Through December 31, 2005, we accounted for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

(8)	All other compensation paid to our named executive officers in the fiscal year ended December 31, 2006 consisted of the following:

	Payments for	Company Paid
	Personal Use of	Health, Life and	Company Paid
	Auto and	Disabilitly	Entertainment		Paid Accrued
Name	Equipment ($) (a)	Insurance ($) (b)	and Meals ($) (c)	Severance $ (d)	Vacation ($) (d)	Total ($)

Scott Frohman	10,160	3,839	7,600	410,619	21,525	453,742

Alvin H. Clemens	4,745	11,265	—	—	—	16,010

Anthony R. Verdi	8,100	636	—	—	—	8,736

Ivan M. Spinner	791	9,532	600	—	—	10,923
(a)	Payments for personal use of auto and equipment represent the taxable portion of monthly auto allowances and company payments for cell phones and other equipment for the portion of our named executive officers’ personal use of automobiles, cell phones and other equipment. Starting in April 2006, we paid each of the named executive officers, except Mr. Spinner, a $1,000 per month auto allowance for a total of $9,000 in 2006. The portion of the $9,000 pertaining to business travel was considered a reimbursement for business expenses and excluded from compensation.

(b)	Company-paid health, life and disability insurance represents the cost of company-paid insurance premiums covering the named executive officers and, in the case of health insurance premiums, their dependents. We pay 100% of these insurance premiums for the named executive officers. Health insurance premiums vary based on several factors, including the age of the named executive officer and the number of their covered dependents.

(c)	Company-paid entertainment and meals represents the value of tickets to sporting events for Mr. Frohman and lunches paid by us for the named executive officers.

(d)	Severance and paid accrued vacation represents payments and obligations pertaining to Mr. Frohman’s separation agreement dated December 7, 2006. In the fourth quarter of 2006, we charged $410,619 to salaries, commissions and related taxes, consisting of the sum of our December 2006 $21,500 severance payment to Mr. Frohman and a $389,119 accrued liability for the estimated future value of our payments to Mr. Frohman under his separation agreement.

Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth information for the outstanding equity awards for our named executive officers for the year ended December 31, 2006. The information below pertains to stock options, which were granted under 2005 Incentive Stock Plan. There were no stock awards granted, vested, exercised or outstanding for the named executive officers as of December 31, 2006.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	( # )	( # )	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Scott Frohman	375,000	—	2.50	12/07/2007

Alvin H. Clemens	160,416	139,584	1.00	11/22/2015

Anthony R. Verdi	235,416	114,584	1.00	11/09/2015

Ivan M. Spinner	—	150,000	3.50	04/03/2016
Employment, Severance and Other Agreements
Scott Frohman
     Pursuant to a written employment agreement, Mr. Frohman served as our Chief Executive Officer effective October 10, 2005 through December 7, 2006. He was paid an annual base salary of $258,300 and was entitled to receive such bonus compensation as a majority of our board of directors would determine. On December 7, 2006, Scott Frohman resigned as our Chief Executive Officer and as one of our directors. In connection with Mr. Frohman’s resignation, we and Mr. Frohman entered into a separation agreement dated December 7, 2006.
     Under the separation agreement, Mr. Frohman’s employment with us ceased to be effective on December 7, 2006, or the separation date. The separation agreement provides for the resolution of all matters with respect to Mr. Frohman’s employment, including all obligations to Mr. Frohman under his employment agreement with us dated as of October 10, 2005, with respect to his outstanding options to purchase shares of our common stock and with respect to any other similar amounts or benefits payable to Mr. Frohman pursuant to the employment agreement or otherwise.
     The separation agreement provides for the payment to Mr. Frohman of his monthly salary immediately preceding his resignation for a period of 18 months, less taxes, in satisfaction of all obligations under his employment agreement, and in recognition that a material portion is in consideration of Mr. Frohman’s confidentiality, non-competition and non-solicitation obligations. In addition, under the separation agreement, Mr. Frohman was entitled to receive (i) a lump sum payment equal to $21,525 for four weeks of accrued but unused vacation, less $8,075 for certain business expenses and (ii) payment of, or reimbursement for, monthly COBRA premiums for a period of 18 months following the separation date. The separation agreement further provides that upon his termination of employment, Mr. Frohman’s option to purchase 600,000 shares of our common stock, exercisable at $2.50 per share and originally granted on November 10, 2005, would become vested as to 375,000 shares (150,000 of which were already vested immediately prior to his resignation and 225,000 of which became vested on December 7, 2006). These 375,000 shares shall remain exercisable by Mr. Frohman for one year following the separation date. The option would terminate with respect to the remaining 225,000 shares that would not become vested under the separation agreement.

     Certain of Mr. Frohman’s shares of our common stock (1,566,007 shares) remain locked up until November 23, 2007 under the terms of a lock-up agreement with us, dated as of November 23, 2005. A portion of Mr. Frohman’s shares (1,191,006 shares) and his option to acquire 375,000 shares of our common stock were released from his original lock-up agreement. Under the separation agreement, Mr. Frohman has agreed that the released securities will remain subject to general lock-up terms for a period of 18 months following the separation date, subject to certain exceptions as set forth in the separation agreement.
     The separation agreement also provides for mutual non-disparagement by Mr. Frohman and us. Mr. Frohman also is subject to confidentiality provisions and an 18 month non-competition, non-solicitation and no-hire period under the separation agreement.
Alvin H. Clemens
     Pursuant to a written employment agreement, Mr. Clemens serves as the Executive Chairman of our board of directors, an executive officer position. On December 7, 2006 Mr. Clemens was appointed as our Chief Executive Officer. Under the two-year agreement, Mr. Clemens is paid an annual base salary of $275,000 and is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time. Mr. Clemens’s employment agreement terminates on January 12, 2008.
     On November 23, 2005, each non-employee member of the board of directors including Mr. Clemens received a ten-year stock option to purchase 250,000 shares of common stock with an exercise price equal to $1.00 per share, for an aggregate of 1,000,000 options, which vests as follows: 100,000 shares on the six month anniversary of the grant; 75,000 shares on the first year anniversary of the grant and the remaining 75,000 shares in twelve equal increments at the end of each calendar month thereafter. Alvin Clemens, as Chairman, received an additional ten-year option grant equal to 250,000 shares with an exercise price equal to $1.00 per share, which vests as set forth above.
     If we terminate Mr. Clemens without cause or for good reason, he or his estate would receive their then current base annual salary, plus unpaid accrued employee benefits, which is primarily accrued vacation, plus the continuation of his employee benefits for a period of one year, less all applicable taxes. In the event of his voluntary termination, death or disability, he or his estate would receive unpaid accrued employee benefits, plus the continuation of his employee benefits for a period of one month, less all applicable taxes.
Ivan M. Spinner
     Pursuant to a written employment agreement, Mr. Spinner serves as Senior Vice President of HBDC II, Inc. He is paid an annual base salary of $371,000 and is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time. Mr. Spinner’s employment agreement terminates on April 3, 2008.
     On April 3, 2006, Mr. Spinner received a ten-year option grant of 150,000 shares, which vest 37,500 on the first year anniversary and 37,500 on each of the second through fourth anniversaries. These options have an exercise price of $3.50.
     If we terminate Mr. Spinner termination without cause or for good reason, Mr. Spinner or his estate would receive his base annual salary of $29,333 per month, which is the monthly equivalent of his $352,000 annual base salary until the April 3, 2008 expiration of his employment agreement, plus unpaid accrued employee benefits, which is primarily accrued vacation, plus the continuation of his employee benefits until April 3, 2008, all net of applicable taxes. In the event of Mr. Spinner’s voluntary termination, his death or his disability, Mr. Spinner or his estate would receive monthly payments of $10,167 per month, which represents on a monthly basis the difference between his current $352,000 annual salary less $250,000, through April 3, 2008, plus unpaid accrued employee benefits, less all applicable taxes.
Anthony R. Verdi
     Pursuant to a written employment agreement, Mr. Verdi serves as our Chief Financial Officer. He is paid an annual base salary of $225,000 and is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time. Mr. Verdi’s employment agreement terminates on November 10, 2007.
     On November 10, 2005, Mr. Verdi received a ten-year option grant of 350,000 shares, which vests as follows: 100,000 shares on the six month anniversary of the grant, 125,000 shares on the first year anniversary of the grant and the remaining 125,000 shares in eleven equal increments of 10,416 and a final increment of 10,424 at the end of each calendar month thereafter. These options have an exercise price of $1.00.
     If we terminate Mr. Verdi without cause or for good reason, he or his estate would receive their then current base annual salary, plus unpaid accrued employee benefits, which is primarily accrued vacation, plus the continuation of his employee benefits for a period of one year, less all applicable taxes. In the event of his voluntary termination, death or disability, he or his estate would receive unpaid accrued employee benefits, plus the continuation of his employee benefits for a period of one month, less all applicable taxes.

Compensation of Directors
     The following table sets forth information concerning the compensation of all individuals who served on our board of directors during the fiscal year ended December 31, 2006. There were no stock awards, non-equity incentive plan compensation or nonqualified deferred compensation earnings to any of our directors for the year ended December 31, 2006.

	Fees Earned
	or	Option	All Other
	Paid in Cash	Awards	Compensation	Total
Name	($) (1)	($) (2)	($)	($)

Warren V. Musser	221,750	882,403	534,146 (3)	1,638,299

Leon Brauser	—	72,500 (4)	—	72,500

Paul Soltoff	4,000	51,875	—	55,875

John Harrison	4,000 (5)	51,875	—	55,875

C. James Jensen	3,000	328,902	—	331,902

Sanford Rich	4,000 (6)	328,902	—	332,902

L.J. Rowell	4,000 (7)	328,902	—	332,902

(1)	Represents board and committee meeting and retainer fees paid to our directors under our Compensation Plan for Directors and our 2005 Non-Employee Directors Stock Option Plan. Fees earned or paid to Mr. Musser also includes a one-time payment of $250,000 to Mr. Musser under our Compensation Plan for Directors as Vice Chairman of our board of directors, $125,000 of which was payable upon adoption of the director compensation plan and $125,000 of which is payable in 12 equal monthly installments commencing on March 31, 2006 so long as he remains a director and is serving in such capacity on the date of each such installment.

(2)	Stock option expense for the most recently completed fiscal year pertaining to directors is based on the estimated fair value as of the date of grant using the Black-Scholes option-pricing model based on the terms of each option amortized over the vesting period of the option or the duration of board membership, whichever is shorter. Fair value was estimated based on an assumed dividend yield of 0% and the assumptions below.

		Fair Value
	Amount	Expensed in
	Expensed in	Financial
	Financial	Statements	Fair Value	Number of	Option	Stock Price			Risk Free	Expected
	Statements	Based on	of Option	Options	Exercise	on the Date	Date of	Expected	Interest	Life in
Name	($)	Vesting	Award ($)	Granted (#)	Price ($)	of Grant ($)	Grant	Volatility	Rate	years

Warren V. Musser	135,285	70%	193,264	250,000	1.00	1.00	01/11/2006	103%	3.75%	5
	747,118	83%	896,542	425,000	2.70	2.90	03/14/2006	105%	3.75%	5

Leon Brauser	72,500	97%	75,000	250,000	1.00	1.00	11/23/2005	25%	3.75%	4.5

Paul Soltoff	51,875	69%	75,000	250,000	1.00	1.00	11/23/2005	25%	3.75%	4.5

John Harrison	51,875	69%	75,000	250,000	1.00	1.00	11/22/2005	25%	3.75%	4.5

C. James Jensen	328,902	56%	587,324	200,000	3.60	3.60	04/27/2006	113%	4.66%	5

Sanford Rich	328,902	56%	587,324	200,000	3.60	3.60	04/27/2006	113%	4.66%	5

L. J. Rowell	328,902	56%	587,324	200,000	3.60	3.60	04/27/2006	113%	4.66%	5
(3)	Pursuant to an Advisory Agreement dated November 1, 2005 with Warren V. Musser, the Vice Chairman of our board of directors, Mr. Musser introduced potential investors to us and provided us with certain additional services in connection with the private placement of shares of our common stock that we completed on January 11, 2006. As consideration for his services, Mr. Musser received a total cash fee of $352,000, of which $330,000 was paid in 2005 and $22,000 was paid in 2006, and five-year warrants to purchase 440,000 shares of our common stock at an exercise price of $1.50 per share, which was estimated to have a fair value of $512,486 as of the date of the advisory agreement using the Black-Scholes option-pricing model based on the terms of warrant and the following assumptions; expected volatility of 104%, risk free interest rate of 3.75%, 5 year expected life and no paid dividends during the life of the warrants. Compensation received in connection with the Advisory Agreement was accounted for as a reduction to the proceeds of the private placement and was recorded in additional paid in capital.

(4)	On April 27, 2006, Leon Brauser, a member of the Company’s board of directors, resigned from his position as one of our directors. We accepted Mr. Brauser’s resignation effective as of April 27, 2006. Mr. Brauser’s decision to resign was not the result of any disagreement with the Company. Our board of directors approved the acceleration of the unvested portion of the stock option that was previously granted to Mr. Brauser upon his election to our board of directors in 2005. We recorded $72,500 of expense pertaining to Mr. Brauser’s stock option in 2006, which included $49,492 pertaining to our acceleration of his vesting and $23,008 of amortization of the fair value over the vesting contained in the stock option grant.

(5)	Mr. Harrison chairs the compensation committee of our board of directors. Mr. Harrison’s $1,000 chairman fee for 2006 was accrued in fiscal year 2006.

(6)	Mr. Rich chairs the audit committee of our board of directors. Mr. Rich’s $1,000 chairman fee for 2006 was accrued in fiscal year 2006.

(7)	Mr. Rowell chairs the nominating and governance committee of our board of directors. Mr. Rowell’s $1,000 chairman fee for 2006 was accrued in fiscal year 2006.

2005 Non-Employee Director Stock Option Plan
     Effective November 23, 2005, we adopted the 2005 Non-Employee Director Stock Option Plan, or the Directors Option Plan, which plan was approved by written consent of a majority of our stockholders. Key features of the Directors Option Plan include:
•	Non-employee directors are eligible to participate in the Directors Option Plan. The term of the Directors Option Plan is eight years. 1,500,000 shares of common stock have been reserved for issuance under the Directors Option Plan.

•	Options are issued at the minimum of “Fair Market Value” as such term is defined in the Directors Option Plan.

•	Options may only be issued as non-qualified stock options.

•	Each newly elected or appointed non-employee director shall be granted an option to purchase 250,000 shares of common stock, of which 100,000 shares are exercisable immediately (however, no option shall be exercisable until such time as any vesting limitation required by Section 16 of the Exchange Act has terminated); 75,000 shares on the first anniversary of the grant and the remaining 75,000 shares in 12 equal increments at the end of each calendar month thereafter.

•	Each non-employee director who is appointed Chairman of our board of directors receives an additional option to purchase 250,000 shares of common stock, exercisable on the same terms as the other non-employee director options.

•	Stockholder approval is required in order to replace or reprice options.

•	The Directors Option Plan is administered by the board of directors or a committee designated by the board of directors.

•	Options have a maximum of ten years.

•	Upon a change in control, any unvested position of outstanding options shall vest and become immediately exercisable ten days prior to such change in control.
2005 Incentive Stock Plan
     Effective November 23, 2005, we adopted the 2005 Incentive Stock Plan, or the Incentive Plan, which was approved by written consent of a majority of our stockholders. The purpose of the Incentive Plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of the business and an added incentive to continue to advance and contribute to us and to attract new directors, officers, consultants, advisors and employees whose services are considered valuable. As of March 31, 2006, options to purchase 2,685,000 shares were granted under the Incentive Plan. Key features of the Incentive Plan include:
•	The Incentive Plan provides for the grant of options and the issuance of restricted shares.

•	An aggregate of 2,750,000 shares of common stock have been reserved for issuance under the Incentive Plan.

•	Options are issued at the minimum of “Fair Market Value” as such term is defined in the Incentive Plan.

•	Both incentive and nonqualified stock options may be granted under the Incentive Plan.

•	The Incentive Plan terminates on November 18, 2015.

•	The exercise price of options granted pursuant to the Incentive Plan is determined by a committee but the option term may not exceed 10 years.

•	For holders of 10% or more of the combined voting power of all classes of our stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of grant and the option term may not exceed eight years.
Directors Compensation Plan
     On March 14, 2006, our board of directors adopted a Compensation Plan for Directors, or the Directors Compensation Plan. An aggregate of 1,000,000 shares of our common stock has been reserved for issuance under the Directors Compensation Plan, in addition to any authorized and unissued shares of common stock available for issuance under the Directors Option Plan. The purpose of the Directors Compensation Plan is to provide a comprehensive compensation program to attract and retain qualified individuals to serve as directors. We are authorized to award cash fees and issue non-qualified stock options under the Directors Compensation Plan. The Directors Compensation Plan is administered by our board of directors, or the compensation committee of our board of directors. The Directors Compensation Plan provides for:
•	a one-time payment of $250,000 to each non-employee director who serves as Vice Chairman of our board of directors (who is not also Chairman or an Executive Chairman), $125,000 of which is payable upon the adoption of the Directors Compensation Plan and $125,000 of which is payable in twelve equal monthly installments commencing March 31, 2006, so long as such person remains a director and is serving in such capacity on the date of each such installment;

•	a one-time grant of an additional option to purchase 425,000 shares of our common stock to each non-employee director who is or has been appointed or elected as Vice Chairman of our board of directors (who is not also Chairman or an Executive Chairman) on the later of the date of such appointment or election, or adoption of the Plan;

•	the payment of $1,000 to each director for each special or committee meeting of our board of directors attended, in person or by telephone, as reimbursement of fees and expenses of attendance and participation by such director at such meeting;

•	an annual retainer of $1,000 payable to each director upon appointment as chairperson of a committee of our board of directors;

•	an automatic initial grant of an option to purchase 100,000 shares of our common stock to each director who joins our board of directors, at an exercise price equal to the fair market value on the date of such election to our board of directors;

•	the grant of an option to purchase 10,000 shares of our common stock to each director re-elected to our board of directors, at an exercise price equal to the fair market value on the date of such reelection to our board of directors;

•	except for the one-time grants to our Vice Chairmen, which option shall vest and become exercisable as to one-half of the shares subject to the option six months from the date of grant, and the other half of the shares six months thereafter, all options granted under the Directors Compensation Plan shall vest as follows: one-third of the shares shall be exercisable on the first anniversary of the date of grant, an additional one-third of the shares on the second year anniversary, and the remaining one-third of the shares on the third anniversary of the date of grant; and

•	a term of each option under the Directors Compensation Plan of five years.

2006 Omnibus Equity Compensation Plan
     On April 27, 2006, our board of directors adopted the 2006 Omnibus Equity Compensation Plan, or the Omnibus Plan. The purpose of the Omnibus Plan is to attract, retain and motivate the employees, non-employee members of our board of directors and consultants of ours and our subsidiaries and to focus their efforts on the long-term enhancement of stockholder value.
     The Incentive Plan, the Directors Option Plan and the Directors Compensation Plan, or, collectively, the Prior Plans, were merged with and into the Omnibus Plan as of the effective date of the Omnibus Plan, and no additional grants were made thereafter under the Prior Plans. Outstanding grants under the Prior Plans will continue in effect according to their terms as in effect before the Prior Plans merger (subject to such amendments as our board of directors determines, consistent with the Prior Plans, as applicable), and the shares with respect to outstanding grants under the Prior Plans will be issued or transferred under the Omnibus Plan.
     Key terms of the Omnibus Plan are as follows:
•	Administration. The Omnibus Plan is administered and interpreted by our board of directors. The Board has the authority to: (i) determine the individuals to whom grants will be made under the Omnibus Plan; (ii) determine the type, size and terms of the grants; (iii) determine the time when grants will be made and the duration of any applicable exercise or restriction period, including the criteria for exercisability and the acceleration of exercisability; (iv) amend the terms of any previously issued grant, subject to the limitations described below; and (v) deal with any other matters arising under the Omnibus Plan. The determinations of our board of directors are made in its sole discretion and are final, binding and conclusive.

•	Eligibility. All of the employees of ours and our subsidiaries, as well as advisors and consultants of ours and our subsidiaries, are eligible for grants under the Omnibus Plan. Non-employee directors of ours are also eligible to receive grants under the Omnibus Plan.

•	Types of Awards. The Omnibus Plan provides that grants may be in any of the following forms: (i) incentive stock options; (ii) nonqualified stock options (incentive stock options and nonqualified stock options collectively are referred to as “options”); (iii) stock appreciation rights, or SARs; (iv) stock units; (v) stock awards; (vi) dividend equivalents; and (vii) other stock-based awards.

•	Shares Subject to the Omnibus Plan. The Omnibus Plan authorizes up to 6,000,000 shares of our common stock for issuance, subject to adjustment in certain circumstances. The maximum number of authorized shares includes shares to be issued or transferred pursuant to outstanding grants under the Prior Plans that are to be merged into this Omnibus Plan as of the effective date of the Omnibus Plan. The Omnibus Plan provides that the maximum aggregate number of shares of common stock that may be made with respect to grants, other than dividend equivalents, to any individual during any calendar year is 1,000,000 shares, subject to adjustment as described below. Grantees may not accrue dividend equivalents during any calendar year under the Omnibus Plan in excess of $1,000,000.

These limits may be adjusted by reason of a stock dividend, spin-off, recapitalization, stock split, or combination or exchange of shares, by reason of a merger, reorganization or consolidation, by reason of a recapitalization or change in par value or by reason of any other extraordinary or unusual event affecting the outstanding shares of common stock as a class without our receipt of consideration, or if the value of outstanding shares of common stock is substantially reduced as a result of a spin-off or our payment of an extraordinary dividend or distribution.

•	Change of Control. If a change of control of us occurs, unless our board of directors determines otherwise, all outstanding options and SARs will automatically accelerate and become fully exercisable, the restrictions and conditions on all outstanding stock awards will immediately lapse, all outstanding stock units will become payable in cash or shares of common stock in an amount not less than their target amount (as determined by our board of directors), and dividend equivalents and other-stock based awards will become fully payable in cash or shares of common stock (in amounts determined by our board of directors).

Upon a change of control, our board of directors may also take any of the following actions with respect to outstanding grants, without the consent of the grantee: (i) require that grantees surrender their outstanding options and SARs in exchange for payment by us, in cash or shares of common stock as determined by our board of directors, in an amount equal to the amount by which the then fair market value subject to the grantee’s unexercised options and SARs exceeds the exercise price of the option or the base amount of the SAR, as applicable; (ii) after giving grantees the opportunity to exercise their outstanding options and SARs, our board of directors may terminate any or all unexercised options and SARs at such time as our board of directors determines appropriate; and (iii) determine that outstanding options and SARs that are not exercised shall be assumed by, or replaced with comparable options or rights by, the surviving corporation (or a parent or subsidiary of the surviving corporation), and other outstanding grants that remain in effect after the change of control will be converted to similar grants of the surviving corporation (or a parent or subsidiary of the surviving corporation).

•	Amendment and Termination of the Omnibus Plan. Our board of directors may amend or terminate the Omnibus Plan at any time, subject to stockholder approval if such approval is required under any applicable laws or stock exchange requirements. No grants may be issued under the Omnibus Plan after April 27, 2016.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
     The following table shows information known by us with respect to the beneficial ownership of our common stock as of March 15, 2007, for each of the following persons:
•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each person or group of affiliated persons or entities known by us to beneficially own 5% or more of our common stock.
     The number of shares beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the Securities and Exchange Commission. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 15, 2007 through the exercise of any warrant, stock option or other right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying options and warrants that are exercisable within 60 days of March 15, 2007 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The following table is based on 29,023,971 shares outstanding as of March 15, 2007. Unless otherwise indicated, the address of all individuals and entities listed below is Health Benefits Direct Corporation, 150 Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087.

	Number of Shares		Percent of Shares
Name and Address of Beneficial Owner	Beneficially Owned		Beneficially Owned
Directors and Named Executive Officers:

Alvin H. Clemens	2,762,500	(1)	9.2%
Charles A. Eissa	2,578,026	(2)	8.8%
Warren V. Musser	1,065,000	(3)	3.5%
Ivan M. Spinner	687,500	(4)	2.4%
John Harrison	393,000	(5)	1.3%
Anthony R. Verdi	352,083	(6)	1.2%
C. James Jensen	340,000	(7)(12)	1.2%

L.J. Rowell	310,600	(7)	1.1%
Paul Soltoff	281,250	(8)	1.0%
Sanford Rich	215,000	(7)(13)	*
All directors and named executive officers as a group (10 persons)	8,934,959	(1)(2)(3)(4)(5)(6)(7)(8)(12)(13)	27.6%

Holders of More than Five Percent of Our Common Stock:

Scott Frohman	3,125,013	(9)	10.6%
Marlin Capital Partners I, LLC	2,688,839	(10)	9.3%
Marcy Unterman	1,500,000	(11)	5.1%
Gerald Unterman	1,500,000	(11)	5.1%
Arthur J. Nagle and Paige L. Nagle JTWROS	1,500,000	(11)	5.1%
H.F. Lenfest	1,500,000	(11)	5.2%

*	Less than 1%

(1)	Includes 1,000,000 shares held by The Clemens-Beaver Creek Limited Partnership, of which Alvin H. Clemens is the general partner. Mr. Clemens disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. Also includes 100,000 shares held by Mr. Clemens’s minor children. Also includes 212,500 shares underlying options and 700,000 shares underlying warrants, all of which are exercisable within 60 days of March 15, 2007. Excludes 87,500 shares underlying options that are not exercisable within 60 days of March 15, 2007.

(2)	Includes 177,080 shares underlying options, all of which are exercisable within 60 days of March 15, 2007. Excludes 322,920 shares underlying options that are not exercisable within 60 days of March 15, 2007.

(3)	Includes 440,000 shares underlying warrants and 625,000 shares underlying options, all of which are exercisable within 60 days of March 15, 2007. Excludes 50,000 shares underlying options that are not exercisable within 60 days of March 15, 2007.

(4)	Includes 37,500 shares underlying options that are exercisable within 60 days of March 15, 2007. Excludes 112,500 shares underlying options that are not exercisable within 60 days of March 15, 2007.

(5)	Includes 206,250 shares underlying options and 86,750 shares underlying warrants, all of which are exercisable within 60 days of March 15, 2007. Excludes 43,750 shares underlying options that are not exercisable within 60 days of March 15, 2007.

(6)	Includes 106,250 shares underlying options and 25,000 shares underlying warrants, all of which are exercisable within 60 days of March 15, 2007. Excludes 43,750 shares underlying options exercisable within 60 days of March 15, 2007.

(7)	Includes 277,083 shares underlying options and 25,000 shares underlying warrants, all of which are exercisable within 60 days of March 15, 2007. Excludes 72,917 shares underlying options that are not exercisable within 60 days of March 15, 2007.

(8)	Includes 140,000 shares underlying options that are exercisable within 60 days of March 15, 2007. Excludes 60,000 shares underlying options that are not exercisable within 60 days of March 15, 2007.

(9)	Includes 375,000 shares underlying options that are exercisable within 60 days of March 15, 2007.

(10)	According to the Schedule 13G filed with the Securities and Exchange Commission by Marlin Capital Partners I, LLC on September 1, 2006. Betsy Brauser is the natural person with voting and investment control over these shares.

(11)	Includes 500,000 shares underlying warrants that are exercisable within 60 days of March 15, 2007.

(12)	Includes 50,000 shares held by Mara Gateway Associates and 50,000 shares held by JJ Consulting Corp. Pension Plan. Mr. Jensen claims beneficial ownership of these shares.

(13)	Includes 25,000 shares underlying warrants that are exercisable within 60 days of March 15, 2007.

Equity Compensation Plan Information
     The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2006:

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued upon	Exercise Price of	Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in the first Column)
Equity compensation plans approved by security holders	13,081,268	$1.77	803,732
Equity compensation plans not approved by security holders	0	0	0
Total	13,081,268	$1.77	803,732
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Transactions With Related Persons, Promoters and Certain Control Persons
     From the beginning of our last fiscal year until the date of this annual report, there has been no transaction, nor is there any transaction currently proposed, to which we were, are, or would be a participant, in which the amount involved exceeded or would exceed $120,000 and in which any of our directors or executive officers, any holder of more than 5% of our common stock or any member of the immediate family of any of these persons or entities had or will have a direct or indirect material interest, other than the compensation and compensation arrangements (including with respect to equity compensation and board compensation) described under Item 12 of this annual report and the transactions described below.
     We believe that we have executed all of the transactions described below on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates are approved by a majority of our board of directors, including a majority of the independent and disinterested members of our board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.
     In March 2006, the Company entered into Marketing Services Agreement with SendTec, Inc. (“SendTec”). Paul Soltoff, a director of the Company, is the Chief Executive Officer of SendTec. SendTec provided certain marketing and advertising services and received a flat fee of $7,500 per month plus commissions on services rendered. For the year ended December 31, 2006, the Company paid SendTec $352,740 and has recorded other general and administrative expense of $324,282, intangible assets pertaining to website development of $50,000 and due to related parties of $21,542.
     The Company from time to time uses a credit card in the name of ISG Partners, Inc., which is an entity owned by Mr. Ivan Spinner, who is an executive officer of the Company, for travel expenses, purchases and operating purposes. This account is personally guaranteed by Mr. Spinner. Mr. Spinner does not incur any interest or expense in connection with the Company’s use of his credit card account. The Company does not pay Mr. Spinner interest or fees in connection with the Company’s use of his credit card account. At December 31, 2006, the Company owed Mr. Spinner $42,130 for charges incurred on his credit card, which was paid in January 2007.

     We have engaged in the following transactions regarding sales of our common stock with our executive officers and directors, and with the beneficial holders of 5% or more of our common stock:
•	During 2005 and prior to the merger that resulted in our current public company structure:
•	Charles A. Eissa, our President, Chief Operating Officer and director, advanced to us a total of $73,000, accruing interest at 5% annually, payable upon the demand of Mr. Eissa. Of this amount, $49,000 was repaid out of the net proceeds of our private placement and $24,000 was converted into shares at a price of $1.00 per share upon the closing of the private placement described below.

•	Scott Frohman, our former Chief Executive Officer and director, advanced to us a total of $191,000, accruing interest at 5% annually, payable upon the demand of Mr. Frohman. Of this amount, $95,000 was repaid out of the net proceeds of our private placement and $96,000 was converted into shares at a price of $1.00 per Share upon the closing of the private placement described below.

•	Marlin Capital Partners I, LLC advanced to us a total of $334,400, accruing interest at 5% annually, payable upon the demand of Marlin Capital Partners I, LLC. Of this amount, $167,200 was repaid out of the net proceeds of our private placement and $167,200 was converted into shares at a price of $1.00 per share upon the closing of the private placement described below.
•	Pursuant to an Advisory Agreement dated November 1, 2005 with Warren V. Musser, the Vice Chairman of our board of directors, Mr. Musser introduced potential investors to us and provided us with certain additional services. Under this Advisory Agreement, Mr. Musser did not solicit investors to make any investment, make any recommendations to individuals regarding an investment or provide any analysis or advice regarding an investment. As consideration for his services, Mr. Musser received a total cash fee of $352,000 and five-year warrants to purchase 440,000 shares of our common stock at an exercise price of $1.50 per share.

•	In January 2006, we completed a private placement of an aggregate of 14,700,000 shares of our common stock and warrants exercisable for 7,350,000 shares of our common stock. In connection with this private placement:
•	Beaver Creek Limited Partnership, an affiliate of Alvin H. Clemens, our Chief Executive Officer, purchased 1,000,000 shares of our common stock and warrants exercisable for 500,000 shares of our common stock;

•	John Harrison, one of our directors, purchased 100,000 shares of our common stock and warrants exercisable for 50,000 shares of our common stock;

•	Keystone Equities Group, L.P., of which John Harrison is an Executive Director, served as placement agent and received a total cash fee of $558,000 (4% of the gross proceeds), and five-year warrants to purchase 735,000 shares of our common stock (5% of the shares sold in the private placement) at an exercise price of $1.50 per share.

•	Anthony R. Verdi, our Chief Executive Officer, purchased 50,000 shares of our common stock and warrants exercisable for 25,000 shares of our common stock;

•	Mara Gateway Associates, L.P., an affiliate of C. James Jensen, one of our directors, purchased 250,000 shares of our common stock and warrants exercisable for 125,000 shares of our common stock; and

•	Sanford Rich, one of our directors, purchased 50,000 shares of our common stock and warrants exercisable for 25,000 shares of our common stock.

•	In April 2006, we and our wholly-owned subsidiary, ISG Merger Acquisition Corp., a Delaware corporation, or the Merger Sub, entered into a merger agreement with ISG and Ivan M. Spinner, pursuant to which, among other things, the Merger Sub merged with and into ISG. As consideration for the merger, we made a cash payment of $920,000 and issued 1,000,000 shares to Mr. Spinner, the sole stockholder of ISG prior to the merger, in exchange for all of the outstanding stock of ISG. The shares issued to Mr. Spinner have the same registration rights and lock up restrictions as applicable to the shares held by our founders. In connection with this merger, we entered into an employment agreement with Mr. Spinner, under which he was appointed as our Senior Vice President.

•	On February 15, 2007, we made restricted stock grants of 125,000 shares of our common stock to each of Mr. Eissa and Mr. Spinner in accordance with the terms of our 2006 Omnibus Equity Compensation Plan. These grants are subject to certain restrictions, including a restriction on transfer prior to the shares becoming fully vested. These shares will vest as follows: 50,000 shares on the first anniversary of the grant date; 50,000 additional shares of the second anniversary of the grant date; 2,083 shares per month on the 15th day of each month beginning on March 15 , 2009 through January 15, 2009; and 2,087 on the third anniversary of the grant date.
Director Independence
     Although our common stock is not listed on NASDAQ and, as a result, we are not subject to NASDAQ’s listing standards, we voluntarily strive to comply with such standards. As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by a company’s board of directors. Our board of directors, in applying the above-referenced standards, has affirmatively determined that all of our current directors are “independent” with the exception of Messrs. Clemens, Eissa, and Musser.

ITEM 13. EXHIBITS
The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit
Number	Description
2.1*	Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

3.1*	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2005).

3.2*	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2005).

3.3*	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

3.4*	Certificate of Merger of HBDC II, Inc. with and into Health Benefits Direct Corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

4.1*	Form of Private Placement Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

4.2*	Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

4.3*	Warrant to Purchase Common Stock issued to Alvin H. Clemens (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the SEC on March 31, 2006).

10.1*	Health Benefits Direct Corporation 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

10.2*	Health Benefits Direct Corporation 2005 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on December 22, 2005).

10.3*	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2006).

10.4*	Lease Agreement, dated February 9, 2004, between Case Holding Co. and Platinum Partners, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the SEC on November 30, 2005).

10.5*	Lease between Health Benefits Direct Corporation and FG2200, LLC, effective March 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2006).

Exhibit
Number	Description
10.6*	Employment Agreement, dated November 18, 2005, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

10.7*	Employment Agreement, dated November 10, 2005, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

10.8*	Employment Agreement, dated January 12, 2006, between Health Benefits Direct Corporation and Alvin H. Clemens (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2006).

10.9*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2006).

10.10*	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

10.11*	Lockup Agreement, dated November 23, 2005, among Health Benefits Direct Corporation, Scott Frohman, Charles A. Eissa and Daniel Brauser (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

10.12*	Advisory Agreement, dated November 1, 2005, between Health Benefits Direct Corporation and Warren V. Musser (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

10.13*	Merger Agreement, dated April 3, 2006, among Health Benefits Direct Corporation, ISG Merger Acquisition Corp., Insurance Specialist Group Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2006).

10.14*	Employment Agreement, dated April 3, 2006, between HBDC II, Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2006).

10.15*	Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2006).

10.16*	Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2006).

10.17*	Sublease, dated March 7, 2006, between Health Benefits Direct Corporation and World Travel Partners I, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2006).

10.18*	First Amendment to Sublease, dated April 18, 2006, between Health Benefits Direct Corporation ad World Travel Partners I, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2006).

10.19*	Letter Agreement, dated April 18, 2006, among World Travel Partners I, LLC, Health Benefits Direct Corporation, and 1120 Avenue of the Americas, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2006).

Exhibit
Number	Description
10.20*	Software and Services Agreement, dated May 31, 2006, among Health Benefits Direct Corporation, Insurint Corporation, and Realtime Solutions Group, L.L.C. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2006).

10.21*	Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2006)

10.22*	Separation Agreement, dated December 7, 2006, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2006).

14*	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the SEC on March 31, 2006).

21**	Subsidiaries of Health Benefits Direct Corporation.

23**	Consent of Sherb & Co., LLP.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer.

32.2**	Section 906 Certification of Principal Financial Officer.

*	Previously filed

**	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following is a summary of the fees billed to us by Sherb & Co. for professional services rendered for the fiscal years ended December 31, 2006 and 2005:

	2006	2005
Audit Fees (1)	$63,000	$27,500
Audit-Related Fees	0	0
Tax Fees (2)	0	9,500
All Other Fees	0	0
Total Fees	$63,000	$37,000

(1)	Audit fees for the fiscal years ended December 31, 2006 and 2005 were for professional services rendered for the audits and interim quarterly reviews of our consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Tax fees for the fiscal year ended December 31, 2006 was for tax compliance, tax advice and tax planning.
     On November 30, 2005, we filed a Current Report on Form 8-K in which we stated that, effective as of November 23, 2005, at the direction of our board of directors, we dismissed Morgan & Company as our independent public accountants and appointed Sherb & Co. to serve as our independent public accountants for the fiscal year 2005. The following is a summary of the fees billed to us by Morgan & Company for professional services rendered for the fiscal year ended December 31, 2005:

2005
Audit Fees (1)	$4,235
Audit-Related Fees	0
Tax Fees	0
All Other Fees (2)	0
Total Fees	$4,235

(1)	Audit fees for the fiscal years ended December 31, 2005 and 2004 were for professional services rendered for the audits and interim quarterly reviews of our consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.
Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants
     The audit committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH BENEFITS DIRECT CORPORATION
By:	/s/ Alvin H. Clemens
Alvin H. Clemens
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ALVIN H. CLEMENS	Chairman and Chief Executive Officer	April 2, 2007

Alvin H. Clemens	(Principal Executive Officer)

/s/ ANTHONY R. VERDI	Chief Financial Officer	April 2, 2007

Anthony R. Verdi	(Principal Financial and Accounting Officer)

/s/ WARREN V. MUSSER	Director	April 2, 2007

Warren V. Musser

/s/ CHARLES A. EISSA	President and Chief Operating Officer and Director	April 2, 2007

Charles A. Eissa

/s/ JOHN HARRISON	Director	April 2, 2007

John Harrison

/s/ PAUL SOLTOFF	Director	April 2, 2007

Paul Soltoff

/s/ L.J. ROWELL	Director	April 2, 2007

L.J. Rowell

/s/ C. JAMES JENSEN	Director	April 2, 2007

C. James Jensen

/s/ SANFORD RICH	Director	April 2, 2007

Sanford Rich

EXHIBIT INDEX

Exhibit
Number	Description
2.1*	Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

3.1*	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2005).

3.2*	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2005).

3.3*	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

3.4*	Certificate of Merger of HBDC II, Inc. with and into Health Benefits Direct Corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

4.1*	Form of Private Placement Subscription Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

4.2*	Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

4.3*	Warrant to Purchase Common Stock issued to Alvin H. Clemens (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the SEC on March 31, 2006).

10.1*	Health Benefits Direct Corporation 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

10.2*	Health Benefits Direct Corporation 2005 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on December 22, 2005).

10.3*	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 20, 2006).

10.4*	Lease Agreement, dated February 9, 2004, between Case Holding Co. and Platinum Partners, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the SEC on November 30, 2005).

10.5*	Lease between Health Benefits Direct Corporation and FG2200, LLC, effective March 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2006).

10.6*	Employment Agreement, dated November 18, 2005, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

Exhibit
Number	Description
10.7*	Employment Agreement, dated November 10, 2005, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

10.8*	Employment Agreement, dated January 12, 2006, between Health Benefits Direct Corporation and Alvin H. Clemens (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2006).

10.9*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2006).

10.10*	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

10.11*	Lockup Agreement, dated November 23, 2005, among Health Benefits Direct Corporation, Scott Frohman, Charles A. Eissa and Daniel Brauser (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

10.12*	Advisory Agreement, dated November 1, 2005, between Health Benefits Direct Corporation and Warren V. Musser (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2005).

10.13*	Merger Agreement, dated April 3, 2006, among Health Benefits Direct Corporation, ISG Merger Acquisition Corp., Insurance Specialist Group Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2006).

10.14*	Employment Agreement, dated April 3, 2006, between HBDC II, Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2006).

10.15*	Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2006).

10.16*	Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2006).

10.17*	Sublease, dated March 7, 2006, between Health Benefits Direct Corporation and World Travel Partners I, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2006).

10.18*	First Amendment to Sublease, dated April 18, 2006, between Health Benefits Direct Corporation ad World Travel Partners I, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2006).

10.19*	Letter Agreement, dated April 18, 2006, among World Travel Partners I, LLC, Health Benefits Direct Corporation, and 1120 Avenue of the Americas, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2006).

10.20*	Software and Services Agreement, dated May 31, 2006, among Health Benefits Direct Corporation, Insurint Corporation, and Realtime Solutions Group, L.L.C. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2006).

Exhibit
Number	Description
10.21*	Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2006)

10.22*	Separation Agreement, dated December 7, 2006, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2006).

14*	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the SEC on March 31, 2006).

21**	Subsidiaries of Health Benefits Direct Corporation.

23**	Consent of Sherb & Co., LLP.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer.

32.2**	Section 906 Certification of Principal Financial Officer.

*	Previously filed

**	Filed herewith