Form 10QSB
period 2007-03-31
HEALTH BENEFITS DIRECT CORP
filed 2007-05-15
CIK 1309442

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 333-123081
HEALTH BENEFITS DIRECT CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	98-0438502

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
150 North Radnor-Chester Rd.
Radnor Financial Center, Suit B101
Radnor, Pennsylvania 19087
(Address of Principal Executive Offices)
(484) 654-2200
(Issuer’s Telephone Number, Including Area Code)
5 Radnor Corporate Center, Suite 555
Radnor, Pennsylvania 19087
(Former name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,073,971 shares of common stock at April 25, 2007.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

HEALTH BENEFITS DIRECT CORPORATION
FORM 10-QSB
QUARTERLY PERIOD ENDED March 31, 2007

Part I. Financial Information
Item 1. Financial Statements
HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$9,156,487
Accounts receivable, less allowance for doubtful accounts of $1,258	1,409,693
Amount receivable from escrow agent	4,165,000
Deferred compensation advances	897,083
Prepaid expenses	94,841
Other current assets	27,021

Total current assets	15,750,125

Restricted cash	1,150,000
Property and equipment, net of accumulated depreciation of $650,478	1,521,321
Intangibles, net of accumulated amortization of $2,080,844	3,889,932
Other assets	144,683

Total assets	$22,456,061

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,024,600
Amount payable to private placement investor	562,500
Accrued expenses	1,405,431
Due to related parties	39,163
Unearned commission advances	7,063,736

Total current liabilities	10,095,430

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; no shares issued and outstanding)	—
Common stock ($.001 par value; 90,000,000 shares authorized; 34,061,471 shares issued and outstanding	34,061
Additional paid-in capital	35,952,015
Accumulated deficit	(21,534,754)
Deferred compensation	(2,090,691)

Total shareholders’ equity	12,360,631

Total liabilities and shareholders’ equity	$22,456,061

See accompanying notes to consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,

	2007	2006
	(Unaudited)	(Unaudited)
Revenues	$4,513,015	$1,268,307

Operating Expenses:
Salaries, commission and related taxes	4,093,920	1,831,550
Lead, advertising and other marketing	1,861,584	602,273
Depreciation and amortization	551,106	69,271
Rent, utilities, telephone and communications	650,739	251,619
Professional fees	260,307	368,308
Other general and administrative	404,121	324,767

	7,821,777	3,447,788

Loss from operations	(3,308,762)	(2,179,481)

Other income (expense):
Registration rights penalty reversal	—	60,537
Interest income	49,078	112,278
Interest expense	(8,814)	(5,693)

Total other income (expense)	40,264	167,122

Net loss	$(3,268,498)	$(2,012,359)

Net loss per common share:
Net loss per common share — basic and diluted	$(0.11)	$(0.08)

Weighted average common shares outstanding — basic and diluted	28,896,388	25,903,138

See accompanying notes to consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THREE MONTHS ENDED MARCH 31, 2007
(Unaudited)

	Common Stock, $ .001
	Par Value		Additional			Total
	Number of		Paid-in	Accumulated	Deferred	Shareholders’
	Shares	Amount	Capital	Deficit	Compensation	Equity
Balance — December 31, 2006	28,586,471	$28,586	$24,479,129	($18,266,256)	($1,810,677)	$4,430,782

Common stock issued in private placement	5,000,000	5,000	10,349,760	—	—	10,354,760

Issuance of restricted stock to employees	250,000	250	749,750	—	(750,000)	—

Common stock issued upon exercise of warrants	225,000	225	337,275	—	—	337,500

Issuance of stock options	—	—	36,101	—	—	36,101

Amortization of deferred compensation	—	—	—	—	469,986	469,986

Net loss for the period	—	—	—	(3,268,498)	—	(3,268,498)

Balance — March 31, 2007	34,061,471	$34,061	$35,952,015	($21,534,754)	($2,090,691)	$12,360,631

See accompanying notes to consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(3,268,498)	$(2,012,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	551,106	69,270
Stock-based compensation and consulting	514,861	125,997
Provision for bad debt	(25,179)	(285)
Changes in assets and liabilities:
Accounts receivable	813,009	(12,971)
Deferred compensation advances	(212,085)	(107,008)
Prepaid expenses	4,379	(377,888)
Other current assets	(16,010)	(14,497)
Other assets	37,217	(41,447)
Accounts payable	(135,654)	107,645
Accrued expenses	(87,437)	28,585
Due to related parties	(24,509)	(8,998)
Unearned commission advances	1,908,619	516,579

Net cash provided by (used in) operating activities	59,819	(1,727,377)

Cash Flows From Investing Activities:
Purchase of property and equipment	(176,403)	(557,252)
Purchase of intangible assets and capitalization of software development	(193,710)	(48,137)

Net cash used in investing activities	(370,113)	(605,389)

Cash Flows From Financing Activities:
Gross proceeds from sales of common stock	6,817,500	6,450,000
Gross proceeds from exercise of warrants	337,500	—
Placement and other fees paid in connection with offering	—	(285,826)

Net cash provided by financing activities	7,155,000	6,164,174

Net increase in cash	6,844,706	3,831,408

Cash — beginning of period	2,311,781	6,433,426

Cash — end of period	$9,156,487	$10,264,834

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$—	$28,305

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 and notes thereto and other pertinent information contained in Form 10-KSB of Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) as filed with the Securities and Exchange Commission (the “Commission”).
The consolidated financial statements of the Company include the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.
For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2007 presentation.
The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.
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
March 31, 2007
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
Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, revenue recognition and deferred compensation advances to employees.
Restricted cash
The Company considers all cash and cash equivalents held in restricted accounts pertaining to the Company’s letters of credit as restricted cash.
Accounts receivable
The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $1,258.
Accounts receivable from the Company’s largest insurance carrier accounted for 78% of the Company’s accounts receivable balance at March 31, 2007. These balances were collected subsequent to March 31, 2007.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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
Intangible assets
Intangible assets consist of assets acquired in connection with the acquisition of ISG, costs incurred in connection with the development of the Company’s software and website, the purchase of internet domain names and assets acquired in connection with the HealthPlan Choice asset purchase agreement. See Note 2 – ISG Acquisition, Note 3 – HealthPlan Choice Asset Purchase, Note 5 Internet Domain Name Purchase and Assignment Agreement and Note 8 – Intangible Assets. The Company capitalized certain costs valued in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs, which consist of direct technology labor costs, are capitalized and amortized using the straight-line method over expected useful lives. Costs that the Company has incurred in connection with developing the Company’s websites and purchasing domain names are capitalized and amortized using the straight-line method over an expected useful life.
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
March 31, 2007
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
Loss per common share
In accordance with SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents at March 31, 2007 include the following:

Options	4,862,663
Warrants	10,825,000

15,687,663

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
March 31, 2007
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
Concentrations of credit risk
The Company maintains its cash and restricted cash in bank deposit accounts, which, at times, exceed the federally insured limits of $100,000 per account. At March 31, 2007, the Company had approximately $10,090,000 in United States bank deposits, which exceeded federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2007.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
During the three months ended March 31, 2007, approximately 58%, 11%, 7% and 6% of the Company’s revenue was earned from each of the Company’s four largest insurance carriers. Management believes that comparable carriers and products are available should the need arise. However, the termination of the Company’s agreement with these carriers could result in the loss or reduction of future sales, and, in certain cases, future commissions for pre-termination sales.
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
Registration rights agreements
The Company has adopted View C of EITF 05-4 Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19 (“EITF 05-4”). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer’s own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments.
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
At March 31, 2007, the Company does not believe that it is probable that the Company will incur a penalty in connection with the registration rights agreement, which we entered into on March 30, 2007 in connection with the 2007 private placement. Accordingly no liability was recorded as of March 31, 2007. See Note 12 – Restricted Cash, Commitments and Contingencies.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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
March 31, 2007
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
NOTE 2 – ISG ACQUISITION
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
March 31, 2007
NOTE 2 – ISG ACQUISITION (continued)
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
NOTE 2 – ISG ACQUISITION (continued)
The following table summarizes the estimated fair values of ISG’s assets acquired and liabilities assumed at the date of acquisition.

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
The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of ISG occurred at January 1, 2006.

	For the Three Months
	Ended March 31,
	2007	2006
Revenues, net	$4,513,015	$1,703,020
Net loss	(3,268,498)	(2,190,274)

Net loss per common share – basic and diluted	$(0.11)	$(0.08)
NOTE 3 – HEALTHPLAN CHOICE ASSET PURCHASE
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
Also on April 10, 2006, in connection with the acquisition of HealthPlan Choice, HBDC II, Inc. entered into a two-year employment agreement with Mr. Priester (“Employment Agreement”), which provided that Mr. Priester would receive an option to purchase an aggregate of 50,000 shares of common stock at an exercise price of $3.10 per share. Mr. Priester resigned effective July 7, 2006. The $127,070 fair value of Mr. Priester’s stock option was expensed in 2006.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
NOTE 3 – HEALTHPLAN CHOICE ASSET PURCHASE (continued)
The Company accounted for the acquisition of HealthPlan Choice in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. As of December 31, 2006, the Company determined that all assets acquired as a result of the Healthplan Choice Asset Purchase were impaired as a result of the closure of the Company’s Atlanta office in the fourth quarter of 2006 and the Company’s decision to concentrate its marketing on its www.healthbenefitsdirect.com web site and domain name acquired in the third quarter of 2006. The fair value of the Company’s purchase price was estimated to be $370,240, which was expensed in 2006.
NOTE 4 – CONSULTING AGREEMENT WITH REAL IT GROUP LLC
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
March 31, 2007
NOTE 5 – INTERNET DOMAIN NAME PURCHASE AND ASSIGNMENT AGREEMENT
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
NOTE 6 — PROPERTY AND EQUIPMENT
At March 31, 2007, property and equipment consisted of the following:

	Useful Life (Years)
Computer equipment and software	3	$569,070
Phone equipment and software	3	728,891
Office equipment	5	79,017
Office furniture and fixtures	7	465,117
Leasehold improvements	10	329,704

		2,171,799

Less accumulated depreciation		(650,478)

		$1,521,321

For three months ended March 31, 2007 and 2006, depreciation expense was $138,443 and $54,143, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
NOTE 7 – INTANGIBLE ASSETS
At March 31, 2007, intangible assets consisted of the following:

	Useful Life
	(Years)
	Weighted average
ISG intangible assets acquired	4.5	$4,964,338
Software development costs	1.8	604,595
Internet domain (www.healthbenefits.com)	3.0	161,200

		5,730,133
Less: accumulated amortization		(1,840,201)

		$3,889,932

For three months ended March 31, 2007 and 2006, amortization expense was $412,663 and $15,128, respectively.
Amortization expense subsequent to the period ended March 31, 2007 is as follows:

2007	$1,104,714
2008	1,088,325
2009	910,243
2010	642,751
2011	143,899

$3,889,932

NOTE 8 – LINE OF CREDIT
The Company had a $400,000 line of credit with Regions Bank, which was dated August 2004 and was repaid in full in the second quarter of 2006. The line of credit had an interest rate of prime plus 1%. The Company has no further obligations regarding this line of credit and this line of credit is not available for future borrowing.
NOTE 9 – UNEARNED COMMISSION ADVANCES
The Company has agreements with certain of its insurance carriers whereby the Company’s insurance carriers advance the Company first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. These advance agreements represent a material source of cash to fund the Company’s operations. The Company’s advance agreement with its largest insurance carrier cannot exceed $9,000,000, can be terminated by either party and in the event of termination the Company’s outstanding advance balance can be called by the insurance carrier with 7 days written notice. As of March 31, 2007, the Company’s outstanding advance balance with this carrier was $5,311,582. The Company’s advance agreement with its second largest insurance carrier allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of March 31, 2007, the Company’s outstanding advance balance with this carrier was $1,693,860.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
NOTE 10 – RELATED PARTY TRANSACTIONS
John Harrison, a Director, is associated with Keystone Equities Group, L.P. The Keystone Equities Group, L.P. served as placement agent in connection with the Company’s private placement, which was completed in 2006. The placement agent received (i) a total cash fee of $558,000, which was paid $300,000 in 2005 and $258,000 in 2006 and represents 4% of the gross proceeds, and (ii) five-year warrants to purchase 735,000 shares (5% of the shares sold in the private placement) of common stock at an exercise price of $1.50 per share. The warrants were subsequently included in the Company’s Registration Statement on Form SB-2 filed with the Commission on April 10, 2006 as amended.
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
On March 30, 2007, the Company’s Chariman and CEO Alvin H. Clemens participated in a private placement along with other accredited and institutional investors whereby he purchased 1,000,000 shares of the Company’s Common Stock and warrants to purchase 500,000 shares of the Company’s Common Stock for a total purchase price of $2,225,000. See Note 11 — Shareholders’ Equity.
The Company from time to time uses a credit card in the name of ISG Partners, Inc., which is an entity owned by Ivan Spinner, who is an officer of the Company, for travel expenses, purchases and operating purposes. This account is personally guaranteed by Mr. Spinner. Mr. Spinner does not incur any interest or expense in connection with the Company’s use of his credit card account. The Company does not pay Mr. Spinner interest or fees in connection with the Company’s use of his credit card account. At March 31, 2007, the Company owed Mr. Spinner $39,163 for charges incurred on his credit card, which was subsequently paid.
For the three months ended March 31, 2007, the Company paid SendTec, Inc. (“SendTec”) $21,542 for amounts owed as of December 31, 2006. In March 2006, the Company entered into Marketing Services Agreement with SendTec. Paul Soltoff, a director of the Company, is the Chief Executive Officer of SendTec. During 2006 SendTec provided certain marketing and advertising services and received a flat fee of $7,500 per month plus commissions on services rendered.
NOTE 11 – SHAREHOLDERS’ EQUITY
Common Stock
On February 15, 2007, the Company granted 125,000 restricted shares of Common Stock to each of Charles A. Eissa, the Company’s President and Chief Operating Officer, and Ivan M. Spinner, the Company’s Senior Vice President, in accordance with the terms of the Company’s 2006 Omnibus Equity Compensation Plan (the “Plan”). The shares granted to Messrs. Eissa and Spinner were valued at $3.00 per share and will vest as follows: 50,000 shares on February 15, 2008; 50,000 additional shares on February 15, 2009; 2,083 shares per month on the 15th day of each month thereafter beginning on March 15, 2009 through January 15, 2010; and 2,087 shares on February 15, 2010.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
NOTE 11 – SHAREHOLDERS’ EQUITY
On March 30, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and completed a private placement with certain institutional and individual accredited investors and issued 5,000,000 shares of its Common Stock, par value $0.001 per share and warrants to purchase 2,500,000 shares of its Common Stock. Pursuant to the Purchase Agreement, the Company sold investment units (each, a “Unit”) in the 2007 private placement at a per Unit purchase price equal to $2.25. Each Unit sold in the 2007 private placement consisted of one share of Common Stock and a Warrant to purchase one-half (1/2) of one share of Common Stock at an initial exercise price of $3.00 per share, subject to adjustment (the “Warrant”). The gross proceeds from the 2007 private placement were $11,250,000 and the Company intends to use the net proceeds of the 2007 private placement for working capital purposes. The Company’s Chief Executive Officer and Chairman, Alvin H. Clemens, purchased 1,000,000 Units in the 2007 private placement.
In connection with the 2007 private placement, the Company paid the placement agents an aggregate placement fee equal of $787,500 plus the reimbursement of certain expenses in the amount of $42,500. The Company also issued to the placement agents Warrants (the “Placement Agent Warrants”) to purchase in the aggregate 350,000 shares of the Company’s Common Stock with an exercise price of $2.80 and exercisable from September 30, 2007 through March 30, 2010.
In order to induce one of the placement agents to act as the lead placement agent in the 2007 private placement, each of the Company’s directors and certain executive officers entered into Lock-Up Agreements with the Representative (the “Lock-Up Agreements”). Under the terms of the Lock-Up Agreements, the Company’s directors and executive officers agreed, among other things, not to sell or transfer any shares of Common Stock during the period from March 28, 2007 until and through the later of (i) three months from the closing of the 2007 private placement or (ii) 45 days following the effective date of any Registration Statement.
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
On March 30, 2007 in connection with the 2007 private placement the Company received $6,817,500, which represented a portion of the gross proceeds of $6,255,000 together with an overpayment of $562,500 from one investor. Also on March 30, 2007 the Company recorded the issuance of the Units, amounts receivable from private placement escrow agent of $4,165,000, which represents $4,995,000 gross proceeds net of placement agents’ fees and expenses of $830,000 held by the escrow agent for the 2007 private placement transaction, and amounts payable to private placement investor of $562,500. On April 2, 2007 the Company received the amounts receivable from private placement escrow agent and the Company paid the amounts payable to private placement investor. See Note 13 – Subsequent Events.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
NOTE 11 – SHAREHOLDERS’ EQUITY (continued)
Stock Options
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
Under the terms of the Option, the vesting schedule of the Option Shares was as follows: (a) 25% of the Option Shares on or after the first anniversary of the Option’s grant date; (b) 10,416 Option Shares on or after the last day of each month thereafter; and (c) 10,440 Option Shares on or after November 30, 2009. As of February 15, 2007, the Option was vested with respect to 145,832 Option Shares and remained unvested with respect to the remaining 354,168 Option Shares. The Amendment accelerates the vesting schedule of the Option Shares as follows: 25% of the Option Shares subject to the Option on the first anniversary of the Option’s date of grant; an additional 10,416 Option Shares on December 31, 2006; an additional 10,416 Option Shares on January 31, 2007; an additional 19,966 Option Shares on February 15, 2007; and an additional 30,382 Option Shares on the last day of each month thereafter beginning on February 28, 2007 through December 31, 2007.
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
During the three months ended March 31, 2007 options were forfeited as a result of the termination of the employment of various employees in accordance with the terms of the stock options.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
NOTE 11 – SHAREHOLDERS’ EQUITY (continued)
A summary of the Company’s outstanding stock options as of and for the three months ended March 31, 2007 and for the year ended December 31, 2006 are as follows:

	Number	Weighted
	Of Shares	Average
	Underlying	Exercise
	Options	Price
Outstanding at December 31, 2006	4,881,268	$2.22
Outstanding and exercisable at December 31, 2006	2,074,352	1.90
For the three month period ended March 31, 2007
Granted	—
Exercised	—
Forfeited	18,605	2.50

Outstanding at March 31, 2007	4,862,663	2.22

Outstanding and exercisable at March 31, 2007	2,783,076	$1.98

The following information applies to options outstanding at March 31, 2007:

Options Outstanding				Options Exercisable
		Weighted
	Number of Shares	Average	Weighted		Weighted
	Underlying	Remaining	Average	Number	Average
Exercise	Options at March	Contractual	Exercise	Exercisable at	Exercise
Price	31, 2007	Life	Price	March 31, 2007	Price
$ 1.00	1,550,000	8.7	$1.00	1,195,828	$1.00
2.50	2,000,163	8.6	2.50	922,248	2.50
2.55	25,000	4.3	2.55	—	—
2.62	20,000	4.7	2.62	—	—
2.70	425,000	4.0	2.70	425,000	$2.70
2.95	45,000	4.1	2.95	—	—
3.50	150,000	9.0	3.50	—	—
$ 3.60	647,500	4.1	$3.60	240,000	$3.60

	4,862,663			2,783,076

As of March 31, 2007 there were 6,000,000 shares of our common stock authorized to be issued under our Omnibus Plan of which 572,337 shares of our common stock remain available for future stock option grants.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
NOTE 11 – SHAREHOLDERS’ EQUITY (continued)
Common Stock warrants
In March 2007, in connection with the 2007 private placement, the Company granted warrants to purchase an aggregate of 2,500,000 shares of common stock at an exercise price of $3.00 per share to the investors in the 2007 private placement, which provides that the holder thereof shall have the right, at any time after March 30, 2007 but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below) or (ii) the fifth anniversary of the date of issuance of the warrant, to acquire shares of Common Stock upon the payment of the exercise price. The Company also has the right, at any point after which the volume weighted average trading price per share of the Common Stock for a minimum of 20 consecutive trading days is equal to at least two times the Exercise Price per share, provided that certain other conditions have been satisfied to call the outstanding Warrants (a “Call Event”), in which case such Warrants will expire if not exercised within ten business days thereafter. The Warrants also includes a cashless exercise and weighted average anti-dilution adjustment provisions for issuances of securities below the exercise price during the first two years following the date of issuance of the warrants, subject to customary exceptions.
Also in March 2007, in connection with the 2007 private placement, the Company issued to the 2007 private placement agents warrants to purchase in the aggregate 350,000 shares of the Company’s Common Stock, which have an exercise price of $2.80 and are exercisable from September 30, 2007 through March 30, 2010.
During the three months ended March 31, 2007, certain holders of the Company’s warrants exercised their warrants to purchase an aggregate of 225,000 shares of the Company’s common stock at an exercise price of $1.50 per share for an aggregate exercise price of $337,500.
A summary of the Company’s outstanding warrants as of and for the three months ended March 31, 2007 and for the year ended December 31, 2006 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding at December 31, 2006	8,200,000	$1.50

For the three month period ended March 31, 2007
Granted	2,850,000	$2.98
Exercised	225,000	$1.50

Outstanding at March 31, 2007	10,825,000	$1.87

Exercisable at March 31, 2007	10,825,000	$1.87

Outstanding warrants at March 31, 2007 have a weighted average remaining contractual life of 2.5 years.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
NOTE 11 – SHAREHOLDERS’ EQUITY (continued)
Registration Rights
On March 30, 2007 and in connection with 2007 private placement, the Company and the investors in the 2007 private placement entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company agreed to prepare and file with the Commission, as soon as possible but in any event within 30 days following the later of (i) the date the Company is required to file with the SEC its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, or (ii) the date of the Registration Rights Agreement, a registration statement on Form SB-2 (the “Registration Statement”) covering the resale of the Shares and the Warrant Shares collectively, the “Registrable Securities”). The Company subsequently filed its Form 10-KSB on April 2, 2007. Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933 as amended (the “Securities Act”) as soon as practicable but, in any event, no later than 90 days following the date of the Registration Rights Agreement (or 150 days following the date of the Registration Rights Agreement in the event the Registration Statement is subject to review by the SEC), and agreed to use its reasonable best efforts to keep the Registration Statement effective under the Securities Act until the date that is two years after the date that the Registration Statement is declared effective by the SEC or such earlier date when all of the Registrable Securities covered by the Registration Statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act. The Registration Rights Agreement also provides for payment of partial damages to the Investors under certain circumstances relating to failure to file or obtain or maintain effectiveness of the Registration Statement, subject to adjustment. See Note 12 – Restricted Cash, Commitments and Contingencies.
In connection with the 2007 private placement, the Company issued to the placement agents Warrants (the “Placement Agent Warrants”) to purchase in the aggregate 350,000 shares of the Company’s Common Stock with an exercise price of $2.80 and exercisable from September 30, 2007 through March 30, 2010. Under the terms of the Registration Rights Agreement, the holders of the Placement Agent Warrants have certain “piggyback” registration rights for the shares of Common Stock underlying the Placement Agent Warrants (the “Placement Agent Warrant Shares”).
NOTE 12 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES
Employment and Separation Agreements
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
March 31, 2007
NOTE 12 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
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
Restricted Cash and Operating Leases
Effective during the first quarter of 2007 the letters of credit pertaining to the lease for our Deerfield Beach, Florida office and our Avenue of the Americas, New York office were collateralized in the form of a money market account, which as of March 31, 2007 had a balance of $1,150,000. This money market account is on deposit with the issuer of the letters of credit and is classified as restricted cash on the Company’s balance sheet. The terms of the money market account allow the Company to receive interest on the principal but prohibits the Company from withdrawing the principal for the life of the letters of credit.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
NOTE 12 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
License Agreement With Realtime Solutions Group
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
As of March 31, 2007 the Company has not taken delivery of the STP software or issued Common Stock in connection with the License Agreement.
Registration Rights Agreements
On March 30, 2007 and in connection with 2007 private placement, the Company and the investors in the 2007 private placement entered into a Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement provides for payment of partial damages to the Investors if the Company does not file a registration statement covering all of the registrable securities required to be covered thereby (“Registration Statement”) is not filed with the Commission on or prior to the May 2, 2007; a Registration Statement is not declared effective by the SEC on or prior to June 28, 2007 if the Registration Statement is not reviewed by the SEC or August 28, 2007 if the Registration Statement is reviewed by the SEC; or the Company fails to file a request for the acceleration of the effectiveness date of the applicable Registration Statement; then the Company shall pay to each Holder an amount in cash, as partial damages and not as a penalty, equal to 1.5% of the aggregate investment amount paid by such holder pursuant to the Purchase Agreement; and on each 30-day anniversary until the applicable event is cured, the Company shall pay to each holder an amount in cash, as partial damages and not as a penalty, equal to 1.5% of the aggregate investment amount paid by such holder pursuant to the Purchase Agreement. The partial damages shall apply on a pro rata basis for any portion of a month.
At March 31, 2007, the Company does not believe that it is probable that the Company will incur a penalty in connection with the aforementioned registration rights agreement. Accordingly no liability was recorded as of March 31, 2007.
Other Commitments
The Company has executed letters of authorization to a direct marketing agency to spend $184,601 in advertising during 2007. Through March 31, 2007 the Company has paid $40,520 in connection with these letters of authorization.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
NOTE 13 – SUBSEQUENT EVENTS
Settlement of Amounts Outstanding Pertaining to the 2007 Private Placement
On April 2, 2007 the Company received from the escrow agent of the 2007 private placement $4,165,000, which represented $4,995,000 of gross proceeds net of $830,000 of the placement agents’ fees and expenses. Effective April 2, 2007 the Company collected all proceeds from the 2007 private placement net of all fees owed to the placement and escrow agents involved in the 2007 private placement. In addition the Company paid $562,500 to a certain investor to return the investor’s overpayment of their purchase price.
Waiver of Certain Registration Rights
On May 2, 2007 the Company and Alvin H. Clemens entered into a Waiver of Registration Rights Agreement whereby Mr. Clemens agreed to waive his registration rights for the 500,000 warrants that he purchased in the 2007 private placement until the later of 60 days following the sale of substantially all of the shares he purchased in the 2007 private placement or six months following the effectiveness of the registration statement filed in connection with the 2007 private placement. On May 10, 2007, the Company and Mr. Clemens entered into a Consent and Waiver of Registration Rights Agreement whereby Mr. Clemens and the Company consented to the filing of an amendment to the registration statement filed in connection with the 2007 private placement to remove the 1,000,000 shares of common stock that Mr. Clemens purchased in the 2007 private placement from the registration statement until the six months following the effectiveness of such registration statement.
Consent and Lock-Up Agreement
On April 5, 2007, we entered into a new Consent and Lock-Up Agreement with Mr. Frohman. Under the new lock-up arrangement, we consented to the release from lock-up of 1,300,000 shares out of 1,566,007 shares of our common stock held by Mr. Frohman that were locked up in our favor until June 7, 2008 pursuant to Mr. Frohman’s Separation Agreement. We consented to this release in consideration for a lock-up until May 23, 2008 by Mr. Frohman in favor of us of 50% of Mr. Frohman’s remaining 1,566,007 shares of Common Stock (or securities exercisable for or convertible into shares of Common Stock) that were otherwise locked up until November 23, 2007 under Mr. Frohman’s prior Lock-Up Agreement with us. Prior to this Consent and Lock-up Agreement, the lock-up restrictions in the Separation Agreement allowed Mr. Frohman to sell or otherwise transfer up to 50,000 shares of the 1,300,000 shares in any given month. Under the new lock-up arrangement, Frohman will not be entitled to transfer any 50,000 monthly tranches of shares until on or after July 5, 2007 as these transfers relate to the 259,007 shares of that were not released from lock-up under the new lock-up arrangement.
Exercise of Warrants
Subsequent to March 31, 2007, certain holders of the Company’s warrants exercised their warrants to purchase an aggregate of 12,500 shares of the Company’s common stock at an exercise price of $1.50 per share for an aggregate exercise price of $18,750.

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

$5,154,329

We estimated the fair values of ISG’s assets acquired and liabilities assumed at the date of acquisition as follows:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006
Revenues
For the three months ended March 31, 2007 (“2007”), we earned revenues of $4,513,015 compared to $1,268,307 for the three months ended March 31, 2006 (“2006”), an increase of $3,244,708 or 256%.
The primary reasons for the increase in revenues is the increase in number of licensed insurance agents employed by the Company, the increase of the number of insurance products being sold, the ISG acquisition and increased lead revenue. Revenues include the following:
•	In 2007 we earned revenues of $3,765,337 excluding revenue associated with ISG and lead revenue as compared to $1,191,855 in 2006. The primary reasons for the increase is the increase in number of licensed insurance agents employed by the Company from 47 at March 31, 2006 to 95 at March 31, 2007 and the increase of the number of insurance products being sold. These amounts included non recurring bonuses from carriers, which were $217,181 and $172,858 in 2007 and 2006, respectively.

•	In 2007 we earned revenues of $515,051 relating to ISG as compared to $0 in 2006. We acquired ISG during the second quarter of 2006.

•	In 2007 we earned revenues of $232,627 relating to the sale of leads to third parties as compared to $76,452 in 2006. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reasons for the increase is an increased emphasis on identifying leads suitable for sale and the increased number of leads purchased.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
Total Operating Expenses
The Company’s total operating expenses for 2007 was $7,821,777 as compared to $3,447,788 for 2006 or an increase of $4,373,989 or 127% as compared to 2006. Total operating expenses consisted of the following:
•	In 2007 we incurred salaries, commission and related taxes of $4,093,920 as compared to $1,831,550 for 2006. Salaries, commission and related taxes consisted of the following:

	For the Three Months
	Ended March 31,
	2007	2006
Salaries, wages and bonuses	$2,449,957	$1,313,546
Share based employee and director compensation	506,086	100,997
Commissions to employees	628,877	233,438
Commissions to non-employees	115,672	—
Employee benefits	98,542	1,180
Payroll taxes	259,453	161,555
Directors’ compensation	35,333	20,834

Total	$4,093,920	$1,831,550

•	Salaries and wages were $2,449,957 as compared to $1,313,546 for 2006, an increase of $1,136,411 or 87%. This increase is the result of $100,000 of management bonuses paid in 2007 and the hiring of additional executive and administrative personnel employed by the Company. The Company had 199 employees at March 31, 2007.

•	Share based employee and director compensation expense was $506,086 in 2007 as compared to $100,997 in 2006. Share based employee and director compensation consists of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter. The increase in expense in 2007 as compared to 2006 is the result of stock options and restricted stock granted subsequent to March 31, 2006.

•	Commissions to employees in 2007 were $628,877 in 2007 as compared to $233,438 in 2006. These increases were the result of an increase in sales that resulted in higher sales commission expense.

•	Commissions to non employees were $115,672 in 2007 as compared to $0 in 2006. Effective April 3, 2006 as a result of the ISG acquisition the Company now incurs commission expense to non employees, who are independent licensed insurance agents. ISG’s revenue is the result of the sale of health insurance products sold through independent insurance agents. Unlike the Company’s employee licensed insurance agents, the Company’s only material expense pertaining to independent insurance agents are commissions.

•	Employee benefits expense was $98,542 in 2007 as compared to $1,180 in 2006. The Company implemented an expanded employee benefits package during 2006 and further enhanced employee benefits in 2007 with the addition of a 401(k) plan, which includes group medical, dental and life insurance coverage. The employee pays the majority of the cost of group insurance coverage.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	Payroll taxes expense was $259,453 in 2007 as compared to $161,555 in 2006. The increase was the result of higher salaries, wages, bonuses and commissions to employees.

•	Other compensation expense was $25,117 in 2007 as compared to $0 in 2006. The increase was the result of additional compensation incentives to employees.

•	Director’s compensation increased as a result of the adoption of a new director compensation plan.

•	Lead, advertising and other marketing was $1,861,584 in 2007 as compared to $602,273 in 2006, an increase of $1,259,311 or 209%.
•	In 2007 we had an increase in lead expense of $1,244,058 as compared to 2006. As we increase the number of licensed agents we employ, we expect our lead expense to increase in the future in order to facilitate the flow of quality leads to our sale agents.

•	In 2007 we had an increase in advertising and other marketing of $15,523 as compared to 2006.
▪	The Company has executed letters of authorization to a direct marketing agency to spend $184,601 in certain direct mail advertising during 2007. Through March 31, 2007 the Company has paid $40,520 in connection with these letters of authorization of which $25,000 was expensed and $15,520 was recorded as prepaid marketing expenses.

▪	During 2006 the company incurred expense in connection with a Marketing Services Agreement with SendTec, Inc. (“SendTec”). Paul Soltoff, a director of the Company, is the Chief Executive Officer of SendTec. SendTec provided certain marketing and advertising services.
•	Depreciation and amortization expense was $551,106 in 2007 as compared to $69,271 in 2006. Depreciation and amortization expense consisted of the following:

	For the Three Months
	Ended March 31,
	2007	2006
Amortization of intangibles acquired as a result of the ISG acquisition	$344,093	$—
Amortization of software and website development	55,137	15,128
Amortization of Internet domain name	13,433	—
Depreciation expense	138,443	54,143

Total	$551,106	$69,271

•	In 2007 we incurred amortization expense of $344,093 for the intangible assets acquired from ISG. The ISG acquisition was effective April 3, 2006. Accordingly there is no amortization in 2006. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized straight line over the expected useful life of 5 years and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	In 2007 we incurred amortization expense of $55,137 compared to $15,128 in 2006 for the software and website development. As of September 30, 2006, the Company determined that intangible assets pertaining to the Company’s former website were impaired. Expense in 2007 pertains to the Company’s new web site whereas 2006 expense pertains to the Company’s old web site.

•	In 2007 we incurred amortization expense of $13,433 pertaining to the Company’s July 17, 2006 purchase of the Internet domain name www.healthbenefitsdirect.com. The fair value of the Company’s purchase price was estimated to be $161,200, which consisted of a cash payment of $50,000 and 50,000 shares of our common stock, and are amortized straight line over 36 months.

•	In 2007 we incurred depreciation expense of $138,443 as compared to $54,143 in 2006 period. The increase pertains to the depreciation of fixed assets acquired subsequent to March 31, 2006.

•	In 2007 we incurred rent, utilities, telephone and communications expenses of $650,739 as compared to $251,619 in 2006, an increase of $399,120 or 159%. Rent, utilities, telephone and communications expenses consisted of the following:

	For the Three Months
	Ended March 31,
	2007	2006
Rent, utilities and other occupancy	$446,074	$167,929
Telephone and communications	204,665	83,690

Total	$650,739	$251,619

•	In 2007 we had increases in rent, utilities and other occupancy as compared to 2006 attributable to the cost of new and larger facilities. In March 2006, we relocated our Florida office into a larger facility and entered into a lease for a larger New York sales office. We relocated our New York sales office in the third quarter of 2006. In November, 2006 we moved our corporate offices in Radnor to a new and larger office.

•	In 2007 we had an increase in telephone and communications expense as compared to 2006 due to the increase in the number of sales agents.

•	In 2007 we incurred professional fees of $260,307 as compared to $368,308 in 2006, a decrease of $108,001. The decrease was attributable to declines in legal, recruiting and investor relations fees, which is attributable to hiring of legal and recruiting staff thus reducing the need for outside services and lower investor relations fees.

•	In 2007 we incurred other general and administrative expenses of $404,121 as compared to $324,767 in 2006, an increase of $79,354 or 24%. Other general and administrative expenses consisted of the following:

	For the Three Months
	Ended March 31,
	2007	2006
Licensing and permit fees	$117,116	$129,148
Travel and entertainment	77,793	73,612
Office expense	196,615	102,866
Other	12,597	19,141

Total	$404,121	$324,767

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	In 2007 we had an increase in office expense as compared to 2007 due to increase in office space and operations.

•	In 2007 we had a decrease in other expense primarily due to lower equipment maintenance and lower bad debt expense.
Other income (expenses)
In 2006 we reported income of $60,537 from the reversal of the registration rights penalty accrued at December 31, 2005. The registration of the shares was effective July 7, 2006, which was prior to the date after which a penalty would have been incurred.
In 2007 interest income was $49,078 as compared to $112,278 for the 2006 period, which was attributable to interest-bearing cash deposits resulting from the capital raised in private placements.
In 2007 interest expense was $8,814 as compared to $5,693 for the 2006 period. Interest expense in 2007 pertains to imputed interest on certain employee obligations whereas interest expense in 2006 pertains to our line of credit, which was repaid in full during the second quarter of 2006.
Net loss
As a result of these factors, we reported a net loss of $3,268,498 or $0.11 loss per share in 2007 as compared to a net loss of $2,012,359 or $.08 loss per share in 2006.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2007, we had a cash balance of $9,156,487 and working capital of $5,919,641.
On March 30, 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) and completed a private placement with certain institutional and individual accredited investors and issued 5,000,000 shares of our Common Stock, par value $0.001 per share and warrants to purchase 2,500,000 shares of our Common Stock. Pursuant to the Purchase Agreement, we sold investment units (each, a “Unit”) in the Private Placement at a per Unit purchase price equal to $2.25. Each Unit sold in the Private Placement consisted of one share of Common Stock and a Warrant to purchase one-half (1/2) of one share of Common Stock at an initial exercise price of $3.00 per share, subject to adjustment (the “Warrant”). The gross proceeds from the Private Placement were $11,250,000 and we intend to use the net proceeds of the Private Placement for working capital purposes. The Company’s Chief Executive Officer and Chairman, Alvin H. Clemens, purchased 1,000,000 Units in the Private Placement.
In connection with the 2007 private placement, the Company paid the placement agents an aggregate placement fee equal of $787,500 plus the reimbursement of certain expenses in the amount of $42,500. The Company also issued to the placement agents Warrants (the “Placement Agent Warrants”) to purchase in the aggregate 350,000 shares of the Company’s Common Stock with an exercise price of $2.80 and exercisable from September 30, 2007 through March 30, 2010.
On March 30, 2007 in connection with the 2007 private placement we received $6,817,500, which represented a portion of the gross proceeds of $6,255,000 together with an overpayment of $562,500 from one investor. Also on March 30, 2007 we recorded the issuance of the Units, amounts receivable from private placement escrow agent of $4,165,000, which represents $4,995,000 gross proceeds net of placement agents’ fees and expenses of $830,000, and amounts payable to private placement investor of $562,500. On April 2, 2007 we received the amounts receivable from private placement escrow agent and we paid the amounts payable to private placement investor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
On January 11, 2006, we completed the closing of a private placement of a total of 169 units, each unit (“2006 Unit”) consisting of 50,000 shares of our common stock and a detachable, transferable warrant to purchase shares of our common stock, at a purchase price of $50,000 per 2006 Unit. Each warrant issued in the private placement entitles the holder to purchase shares of our common stock at an exercise price of $1.50 per share and expires on the three-year anniversary of the date of issuance, subject to certain redemption provisions. We received aggregate net proceeds from the private placement of $7,240,502 in 2005 and aggregate net proceeds of $6,164,174 in 2006. During 2007 certain holders of the warrants issued in connection with the private placement completed in 2006 exercised their warrants to purchase in aggregate 225,000 shares of our common stock at an exercise price of $1.50 per share for an aggregate exercise price of $337,500.
At March 31, 2007, we had a restricted cash balance of $1,150,000, which represents money market account balances with a restricted balance pertaining to 2 letters of credit for the benefit of the landlords of the Company’s Deerfield Beach Florida and New York offices. The money market accounts are on deposit with the issuer of the letters of credit. The terms of the Company’s money market accounts and letters of credit allow the Company to receive the interest on the money market accounts but prohibits the Company’s use of the balance.
Net cash provided by operations was $59,819 in 2007 as compared to net cash used in operations of $1,727,377 in 2006. In 2007 the Company used cash to fund the Company’s net loss of $3,268,498 and:
•	Decreases in accounts receivable of $813,009 related to the collection of bonus commissions earned in the fourth quarter of 2006, increased unearned commission advances and to a lesser extent increased earned revenues;

•	Increases in deferred compensation advances of $212,085. We have advanced commissions relating to the advanced commissions the Company has received from insurance carriers. The deferred compensation advances are charged to expense in proportion to the Company’s recognition of unearned commissions as revenue;

•	Decrease in accounts payable of $135,654 relating to the payment of amounts owned for lead, advertising and other marketing expenses.

•	Decreases in accrued expenses of $87,437 relating to primarily to decreased salaries, wages, commissions and severance accrual;

•	Increases in unearned commission advances of $1,908,618 relating to increased revenues from certain of the Company’s insurance carriers that advance the Company future commission revenue. The Company has agreements with certain of its insurance carriers whereby the Company’s insurance carriers advance the Company first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. These advance agreements represent a material source of cash to fund the Company’s operations. The Company’s advance agreement with its largest insurance carrier cannot exceed $9,000,000, can be terminated by either party and in the event of termination the Company’s outstanding advance balance can be called by the insurance carrier with 7 days written notice. As of March 31, 2007, the Company’s outstanding advance balance with this carrier was $5,311,582. The Company’s advance agreement with its second largest insurance carrier allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of March 31, 2007, the Company’s outstanding advance balance with this carrier was $1,693,860.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
In addition to cash used in operating activities, during the three months ended March 31, 2007 we:
•	Recorded $506,086 of stock-based compensation and consulting expense. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied.

•	On February 15, 2007, the Company granted 125,000 restricted shares of Common Stock to each of Charles A. Eissa, the Company’s President and Chief Operating Officer, and Ivan M. Spinner, the Company’s Senior Vice President, in accordance with the terms of the Company’s 2006 Omnibus Equity Compensation Plan (the “Plan”). The shares granted to Messrs. Eissa and Spinner were valued at $3.00 per share and will vest as follows: 50,000 shares on February 15, 2008; 50,000 additional shares on February 15, 2009; 2,083 shares per month on the 15th day of each month thereafter beginning on March 15, 2009 through January 15, 2010; and 2,087 shares on February 15, 2010. The expense pertaining to these restricted stock grants is included in the aforementioned stock based compensation and consulting expense.
Net cash used by investing activities in 2007 was $370,113 as compared to $605,389 in 2006. The decrease in cash used was primarily attributable to the decrease in the purchases of property and equipment. During the three months ended March 31, 2006 we purchased telephone switching equipment to upgrade our telephone capacity and we purchased computer equipment to accommodate our personnel growth. We did not exceed the capacity of the telephone system; therefore, our only purchases of property and equipment were to accommodate personnel growth.
Net cash provided by financing activities in 2007 was $7,155,000 as compared to $6,164,174 in 2006.
•	In 2007 we completed a private placement with certain institutional and individual accredited investors and issued 5,000,000 shares of our Common Stock, par value $0.001 per share and warrants to purchase 2,500,000 shares of our Common Stock. We received $6,817,500, which represented a portion of the gross proceeds of $6,255,000 together with an overpayment of $562,500 from one investor. We recorded the issuance of the Units, amounts receivable from private placement escrow agent of $4,165,000, which represents $4,995,000 gross proceeds net of placement agents’ fees and expenses of $830,000, and amounts payable to private placement investor of $562,500. On April 2, 2007 we received the amounts receivable from private placement escrow agent and we paid the amounts payable to private placement investor.

•	In 2007 certain holders of the Company’s warrants exercised their warrants to purchase in aggregate 225,000 shares of the Company’s common stock at an exercise price of $1.50 per share and the Company received $337,500.

•	In 2006 the Company completed a private placement, which began in 2005. During the first quarter of 2006 we received net proceeds from the sale of common stock of $6,164,174.
The Company has executed letters of authorization to a direct marketing agency to spend $184,601 in advertising during 2007. Through March 31, 2007 the Company has paid $40,520 in connection with these letters of authorization.
On April 2, 2007 the Company received from the escrow agent of the 2007 private placement $4,165,000, which represented $4,995,000 of gross proceeds net of $830,000 of the placement agents’ fees and expenses. In addition the Company paid $562,500 to a certain investor to return the investor’s overpayment of their purchase price.
Management believes that our cash on hand as of March 31, 2007 together with the cash received on April 2, 2007 in connection with the 2007 private placement will be sufficient to meet our cash requirements through at least the next 12 months.

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

HEALTH BENEFITS DIRECT CORPORATION
Dated: May 15, 2007	By:	/s/ ALVIN H. CLEMENS
Alvin H. Clemens
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2007	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
Chief Financial Officer (Principal Financial and Accounting Officer)