Form 10QSB
period 2007-06-30
HEALTH BENEFITS DIRECT CORP
filed 2007-08-14
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Radnor Financial Center, Suite B101
Radnor, Pennsylvania 19087

(Address of Principal Executive Offices)
(484) 654-2200

(Issuer’s Telephone Number, Including Area Code)
(Former name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,098,971 shares of common stock at August 14, 2007.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

HEALTH BENEFITS DIRECT CORPORATION
FORM 10-QSB
QUARTERLY PERIOD ENDED June 30, 2007

Part I. Financial Information
Item 1. Financial Statements
HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$11,037,198
Accounts receivable, less allowance for doubtful accounts of $25,317	1,317,323
Deferred compensation advances	861,138
Prepaid expenses	278,961
Other current assets	41,937

Total current assets	13,536,557

Restricted cash	1,150,000
Property and equipment, net of accumulated depreciation of $797,804	1,550,578
Intangibles, net of accumulated amortization of $2,254,802	3,542,431
Other assets	329,107

Total assets	$20,108,673

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,220,274
Accrued expenses	1,485,217
Unearned commission advances	7,384,312

Total current liabilities	10,089,803

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; no shares issued and outstanding)	—
Common stock ($.001 par value; 90,000,000 shares authorized; 34,098,971 shares issued and outstanding	34,099
Additional paid-in capital	36,440,694
Accumulated deficit	(24,241,893)
Deferred compensation	(2,214,030)

Total shareholders’ equity	10,018,870

Total liabilities and shareholders’ equity	$20,108,673

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$5,143,393	$2,591,672	$9,656,408	$3,859,979

Operating Expenses:
Salaries, commission and related taxes	3,821,704	3,706,808	7,915,624	5,538,358
Lead, advertising and other marketing	1,934,069	969,284	3,795,653	1,571,557
Depreciation and amortization	561,978	770,042	1,113,084	839,313
Rent, utilities, telephone and communications	613,713	535,576	1,264,452	787,195
Professional fees	633,421	419,954	893,728	788,262
Other general and administrative	402,015	537,654	806,136	862,421

	7,966,900	6,939,318	15,788,677	10,387,106

Loss from operations	(2,823,507)	(4,347,646)	(6,132,269)	(6,527,127)

Other income (expense):
Registration rights penalty reversal	—	—	—	60,537
Interest income	123,569	91,304	172,647	203,582
Interest expense	(7,201)	(8,144)	(16,015)	(13,837)

Total other income (expense)	116,368	83,160	156,632	250,282

Net loss	$(2,707,139)	$(4,264,486)	$(5,975,637)	$(6,276,845)

Net loss per common share:
Net loss per common share — basic and diluted	$(0.08)	$(0.15)	$(0.19)	$(0.23)

Weighted average common shares outstanding — basic and diluted	34,084,273	27,801,123	31,504,662	26,857,374

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)

	Common Stock, $.001
	Par Value
			Additional			Total
	Number of		Paid-in	Accumulated	Deferred	Shareholders’
	Shares	Amount	Capital	Deficit	Compensation	Equity

Balance — December 31, 2006	28,586,471	$28,586	$24,479,129	($18,266,256)	($1,810,677)	$4,430,782
Common stock issued in private placement, net	5,000,000	5,000	10,349,760	—	—	10,354,760
Issuance of restricted stock to employees	250,000	250	749,750	—	(750,000)	—
Common stock issued upon exercise of warrants	262,500	263	393,487	—	—	393,750
Issuance of stock options	—	—	468,568	—	(396,341)	72,227
Amortization of deferred compensation	—	—	—	—	742,988	742,988
Net loss for the period	—	—	—	(5,975,637)	—	(5,975,637)

Balance — June 30, 2007	34,098,971	$34,099	$36,440,694	($24,241,893)	($2,214,030)	$10,018,870

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(5,975,637)	$(6,276,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,113,084	839,313
Stock-based compensation and consulting	835,688	894,952
Provision for bad debt	620	305
Changes in assets and liabilities:
Accounts receivable	879,580	(74,071)
Deferred compensation advances	(176,140)	(534,791)
Prepaid expenses	(191,441)	(228,823)
Other current assets	(30,926)	(38,077)
Other assets	(147,205)	(83,851)
Accounts payable	60,020	295,024
Accrued expenses	57,589	705,537
Due to related parties	(63,672)	(56,516)
Unearned commission advances	2,229,195	744,366

Net cash used in operating activities	(1,409,245)	(3,813,477)

Cash Flows From Investing Activities:
Purchase of property and equipment	(352,986)	(958,340)
Purchase of intangible assets and capitalization of software development	(260,862)	(1,308,924)

Net cash used in investing activities	(613,848)	(2,267,264)

Cash Flows From Financing Activities:
Gross proceeds from sales of common stock	11,250,000	6,450,000
Gross proceeds from exercise of warrants	393,750	—
Restricted cash in connection with letters of credit	—	(1,150,000)
Placement and other fees paid in connection with offering	(895,240)	(285,826)
Payment on notes payable	—	(399,630)

Net cash provided by financing activities	10,748,510	4,614,544

Net increase (decrease) in cash	8,725,417	(1,466,197)

Cash — beginning of period	2,311,781	6,433,426

Cash — end of period	$11,037,198	$4,967,229

Supplemental Disclosures of Cash Flow Information Cash payments for interest	$—	$13,837

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.
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
June 30, 2007
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
Accounts receivable
The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $25,317.
Accounts receivable from the Company’s largest insurance carrier accounted for 84% of the Company’s accounts receivable balance at June 30, 2007. These balances were collected subsequent to June 30, 2007.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
Intangible assets
Intangible assets consist of assets acquired in connection with the acquisition of ISG, costs incurred in connection with the development of the Company’s software and website, the purchase of internet domain names and assets acquired in connection with the HealthPlan Choice asset purchase agreement. See Note 2 — ISG Acquisition, Note 3 — HealthPlan Choice Asset Purchase, Note 5 Internet Domain Name Purchase and Assignment Agreement and Note 7 — Intangible Assets. The Company capitalized certain costs valued in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs, which consist of direct technology labor costs, are capitalized and amortized using the straight-line method over expected useful lives. Costs that the Company has incurred in connection with developing the Company’s websites and purchasing domain names are capitalized and amortized using the straight-line method over an expected useful life.
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
June 30, 2007
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
Loss per common share
In accordance with SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents at June 30, 2007 include the following:

Options	5,008,517
Warrants	10,787,500

15,796,017

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
June 30, 2007
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
Concentrations of credit risk
The Company maintains its cash and restricted cash in bank deposit accounts, which, at times, exceed the federally insured limits of $100,000 per account. At June 30, 2007, the Company had approximately $11,976,000 in United States bank deposits, which exceeded federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2007.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
During the six months ended June 30, 2007, approximately 59%, 15%, 7% and 6% of the Company’s revenue was earned from each of the Company’s four largest insurance carriers. Management believes that comparable carriers and products are available should the need arise. However, the termination of the Company’s agreement with these carriers could result in the loss or reduction of future sales, and, in certain cases, future commissions for pre-termination sales.
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
June 30, 2007
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
June 30, 2007
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
June 30, 2007
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
June 30, 2007
NOTE 2 — ISG ACQUISITION (continued)
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
The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of ISG occurred at January 1, 2006.

	For the Six Months
	Ended June 30,
	2007	2006

Revenues	$9,656,408	$4,294,692
Net loss	(5,975,637)	(6,454,760)

Net loss per common share — basic and diluted	$(0.19)	$(0.23)
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
June 30, 2007
NOTE 3 — HEALTHPLAN CHOICE ASSET PURCHASE (continued)
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
NOTE 4 — CONSULTING AGREEMENT WITH REAL IT GROUP LLC
On July 20, 2006, the Company entered into a consulting agreement with Real IT Group LLC (“Real IT”) effective August 1, 2006 through July 17, 2007 whereby Real IT provided software design, development and implementation expertise to the Company. Effective May 7, 2007 and Real IT’s sole stockholder and employee became an employee of the Company and the consulting agreement between the Company and Real IT was terminated.
As part of the consideration for the consulting agreement the Company issued 15,000 shares of our common stock to Real IT’s sole stockholder and employee pursuant to the Company’s 2006 Omnibus Equity Compensation Plan. The fair value of the 15,000 shares of the Company’s common stock was $35,100 and accounted for as professional fee expense as incurred.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
NOTE 6 — PROPERTY AND EQUIPMENT
At June 30, 2007, property and equipment consisted of the following:

	Useful Life (Years)
Computer equipment and software	3	$685,133
Phone equipment and software	3	726,535
Office equipment	5	83,771
Office furniture and fixtures	7	508,422
Leasehold improvements	10	344,521

		2,348,382

Less accumulated depreciation		(797,804)

		$1,550,578

For three months ended June 30, 2007 and 2006, depreciation expense was $147,377 and $104,022, respectively. For six months ended June 30, 2007 and 2006, depreciation expense was $285,819 and $158,166, respectively.
NOTE 7 — INTANGIBLE ASSETS
At June 30, 2007, intangible assets consisted of the following:

	Useful Life
	(Years)
	Weighted average
ISG intangible assets acquired	4.5	$4,964,338
Software development costs	1.8	671,695
Internet domain (www.healthbenefits.com)	3.0	161,200

		5,797,233
Less: accumulated amortization		(2,254,802)

		$3,542,431

For three months ended June 30, 2007 and 2006, amortization expense was $414,601 and $666,020, respectively. For six months ended June 30, 2007 and 2006, amortization expense was $827,265 and $681,147, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
NOTE 7 — INTANGIBLE ASSETS (continued)
Amortization expense subsequent to the period ended June 30, 2007 is as follows:

2007	$703,876
2008	1,110,691
2009	932,610
2010	651,356
2011	143,898

$3,542,431

NOTE 8 — LINE OF CREDIT
The Company had a $400,000 line of credit with Regions Bank, which was dated August 2004 and was repaid in full in the second quarter of 2006. The line of credit had an interest rate of prime plus 1%. The Company has no further obligations regarding this line of credit and this line of credit is not available for future borrowing.
NOTE 9 — UNEARNED COMMISSION ADVANCES
The Company has agreements with certain of its insurance carriers whereby the Company’s insurance carriers advance the Company first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. These advance agreements represent a material source of cash to fund the Company’s operations. The Company’s advance agreement with its largest insurance carrier cannot exceed $9,000,000, can be terminated by either party and in the event of termination the Company’s outstanding advance balance can be called by the insurance carrier with 7 days written notice. As of June 30, 2007, the Company’s outstanding advance balance with this carrier was $5,305,305. The Company’s advance agreement with its second largest insurance carrier allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of June 30, 2007, the Company’s outstanding advance balance with this carrier was $1,860,307.
NOTE 10 — RELATED PARTY TRANSACTIONS
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
June 30, 2007
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
On March 30, 2007, the Company’s Chairman and CEO Alvin H. Clemens participated in a private placement along with other accredited and institutional investors whereby he purchased 1,000,000 shares of the Company’s Common Stock and warrants to purchase 500,000 shares of the Company’s Common Stock for a total purchase price of $2,225,000. See Note 11 — Shareholders’ Equity.
NOTE 11 — SHAREHOLDERS’ EQUITY
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
On March 30, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and completed a private placement with certain institutional and individual accredited investors and issued 5,000,000 shares of its Common Stock, par value $0.001 per share and warrants to purchase 2,500,000 shares of its Common Stock. Pursuant to the Purchase Agreement, the Company sold investment units (each, a “Unit”) in the 2007 private placement at a per Unit purchase price equal to $2.25. Each Unit sold in the 2007 private placement consisted of one share of Common Stock and a Warrant to purchase one-half (1/2) of one share of Common Stock at an initial exercise price of $3.00 per share, subject to adjustment (the “Warrant”). The gross proceeds from the 2007 private placement were $11,250,000 and the Company intends to use the net proceeds of the 2007 private placement for working capital purposes. The Company’s Chairman and CEO Alvin H. Clemens purchased 1,000,000 Units in the 2007 private placement.
In connection with the 2007 private placement, the Company paid the placement agents an aggregate placement fee equal of $787,500 plus the reimbursement of certain expenses in the amount of $42,500. The Company also issued to the placement agents Warrants (the “Placement Agent Warrants”) to purchase in the aggregate 350,000 shares of the Company’s Common Stock with an exercise price of $2.80 and exercisable from September 30, 2007 through March 30, 2010. The Company also incurred legal and other expenses in the amount of $65,240 in connection with the 2007 private placement.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
In order to induce one of the placement agents to act as the lead placement agent in the 2007 private placement, each of the Company’s directors and certain executive officers entered into Lock-Up Agreements with the Representative (the “Lock-Up Agreements”). Under the terms of the Lock-Up Agreements, the Company’s directors and executive officers agreed, among other things, not to sell or transfer any shares of Common Stock during the period from March 28, 2007 until and through the later of (i) three months from the closing of the 2007 private placement or (ii) 45 days following the effective date of any Registration Statement. On June 1, 2007, the Commission declared effective the Company’s Registration Statement on Form SB-2 filed with the Commission on May 2, 2007 as amended.
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
On March 30, 2007 in connection with the 2007 private placement the Company received $6,817,500, which represented a portion of the gross proceeds of $6,255,000 together with an overpayment of $562,500 from one investor. Also on March 30, 2007 the Company recorded the issuance of the Units, amounts receivable from private placement escrow agent of $4,165,000, which represents $4,995,000 gross proceeds net of placement agents’ fees and expenses of $830,000 held by the escrow agent for the 2007 private placement transaction, and amounts payable to private placement investor of $562,500. On April 2, 2007 the Company received the amounts receivable from private placement escrow agent and the Company returned the overpayment amount to private placement investor.
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
June 30, 2007
NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
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
The Amendment also provides that, in the event Mr. Brauser is removed as an officer or employee of the Company at any time on or before December 31, 2007, 100% of the Option Shares that are unexercisable as of the removal date will become fully vested upon such removal. Alternatively, in the event Mr. Brauser resigns as an employee of the Company at any time after June 30, 2007 but before December 31, 2007, 50% of the Option Shares that are unexercisable as of the resignation date will become exercisable upon such resignation.
Finally, the Amendment provides that, upon the termination of Mr. Brauser’s employment with the Company for any reason, the vested portion of Mr. Brauser’s Option Shares as of the date of such termination will remain exercisable by Mr. Brauser for one year following such termination.
During the six months ended June 30, 2007 the Company issued options to purchase 170,550 shares of the Company’s common stock to various employees at prices ranging from $2.70 to $3.00. These options will vest one third on the first anniversary and an additional one third on each anniversary thereafter.
During the six months ended June 30, 2007, 43,301 options were forfeited as a result of the termination of the employment of various employees in accordance with the terms of the stock options.
A summary of the Company’s outstanding stock options as of and for the six months ended June 30, 2007 and for the year ended December 31, 2006 are as follows:

	Number	Weighted
	Of Shares	Average
	Underlying	Exercise
	Options	Price

Outstanding at December 31, 2006	4,881,268	$2.22
Outstanding and exercisable at December 31, 2006	2,074,352	1.90
For the three month period ended June 30, 2007
Granted	170,550	2.91
Exercised	—
Forfeited	43,301	2.50

Outstanding at June 30, 2007	5,008,517	2.24

Outstanding and exercisable at June 30, 2007	2,994,709	$1.96

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
The following information applies to options outstanding at June 30, 2007:

Options Outstanding				Options Exercisable
		Weighted
	Number of Shares	Average	Weighted		Weighted
	Underlying	Remaining	Average	Number	Average
Exercise	Options at June 30,	Contractual	Exercise	Exercisable at	Exercise
Price	2007	Life	Price	June 30, 2007	Price

$1.00	1,550,000	8.4	$1.00	1,314,574	$1.00
2.50	1,980,467	8.4	2.50	1,015,135	2.50
2.55	25,000	4.0	2.55	—	—
2.62	20,000	4.5	2.62	—	—
2.70	475,000	3.8	2.70	425,000	2.70
2.95	45,000	3.8	2.95	—	—
3.00	115,550	4.9	3.00	—	—
3.50	150,000	8.8	3.50	—	—
$3.60	647,500	3.8	$3.60	240,000	$3.60

	5,008,517			2,994,709

As of June 30, 2007 there were 6,000,000 shares of our common stock authorized to be issued under our Omnibus Plan of which 426,483 shares of our common stock remain available for future stock option grants.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
During the six months ended June 30, 2007, certain holders of the Company’s warrants exercised their warrants to purchase an aggregate of 262,500 shares of the Company’s common stock at an exercise price of $1.50 per share for an aggregate exercise price of $393,750.
A summary of the Company’s outstanding warrants as of and for the six months ended June 30, 2007 and for the year ended December 31, 2006 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2006	8,200,000	$1.50

For the six month period ended June 30, 2007
Granted	2,850,000	$2.98
Exercised	262,500	$1.50

Outstanding at June 30, 2007	10,787,500	$1.87

Exercisable at June 30, 2007	10,787,500	$1.87

Outstanding warrants at June 30, 2007 have a weighted average remaining contractual life of 2.3 years.
Registration Rights
On March 30, 2007 and in connection with 2007 private placement, the Company and the investors in the 2007 private placement entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company agreed to prepare and file with the Commission, as soon as possible but in any event within 30 days following the later of (i) the date the Company is required to file with the SEC its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, or (ii) the date of the Registration Rights Agreement, a registration statement on Form SB-2 (the “Registration Statement”) covering the resale of the Shares and the Warrant Shares collectively, the “Registrable Securities”). The Company subsequently filed its Form 10-KSB on April 2, 2007. Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933 as amended (the “Securities Act”) as soon as practicable but, in any event, no later than 90 days following the date of the Registration Rights Agreement (or 150 days following the date of the Registration Rights Agreement in the event the Registration Statement is subject to review by the SEC), and agreed to use its reasonable best efforts to keep the Registration Statement effective under the Securities Act until the date that is two years after the date that the Registration Statement is declared effective by the SEC or such earlier date when all of the Registrable Securities covered by the Registration Statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act. The Registration Rights Agreement also provides for payment of partial damages to the Investors under certain circumstances relating to failure to file or obtain or maintain effectiveness of the Registration Statement, subject to adjustment. See Note 12 — Restricted Cash, Commitments and Contingencies.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
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
On May 2, 2007, the Company and Alvin H. Clemens entered into a Waiver of Registration Rights Agreement whereby Mr. Clemens agreed to waive his registration rights for the 500,000 warrants that he purchased in the 2007 private placement until the later of 60 days following the sale of substantially all of the shares he purchased in the 2007 private placement or six months following the effectiveness of the registration statement filed in connection with the 2007 private placement. On May 10, 2007, the Company and Mr. Clemens entered into a Consent and Waiver of Registration Rights Agreement whereby Mr. Clemens and the Company consented to the filing of an amendment to the registration statement filed in connection with the 2007 private placement to remove the 1,000,000 shares of common stock that Mr. Clemens purchased in the 2007 private placement from the registration statement until the six months following the effectiveness of such registration statement.
On June 1, 2007, the Securities and Exchange Commission (the “Commission”) declared effective the Company’s Registration Statement on Form SB-2 filed with the Commission on May 2, 2007 as amended.
NOTE 12 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES
Employment and Separation Agreements
On December 7, 2006, Scott Frohman resigned as our Chief Executive Officer and as one of our directors and Alvin H. Clemens, our Executive Chairman, was appointed as our Chief Executive Officer. In connection with Mr. Frohman’s resignation, we and Mr. Frohman entered into a separation agreement dated December 7, 2006 (the “Separation Agreement”).
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
June 30, 2007
NOTE 12 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
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
Certain of Mr. Frohman’s shares of our common stock (1,566,007 shares) were locked up until November 23, 2007 under the terms of a lock-up agreement with us, dated as of November 23, 2005. A portion of Mr. Frohman’s shares (1,191,006 shares) and his option to acquire 375,000 shares of our common stock have since been released from the lock-up agreement. Under the separation agreement, Mr. Frohman has agreed that the released securities will remain subject to general lock-up terms for a period of 18 months following the separation date, subject to certain exceptions as set forth in the separation agreement.
On April 5, 2007, we entered into a new Consent and Lock-Up Agreement with Mr. Frohman, which superseded a lock-up agreement with us, dated as of November 23, 2005. Under the new lock-up arrangement, we consented to the release from lock-up of 1,300,000 shares out of 1,566,007 shares of our common stock held by Mr. Frohman that were locked up in our favor until June 7, 2008 pursuant to Mr. Frohman’s Separation Agreement. We consented to this release in consideration for a lock-up until May 23, 2008 by Mr. Frohman in favor of us of 50% of Mr. Frohman’s remaining 1,566,007 shares of Common Stock (or securities exercisable for or convertible into shares of Common Stock) that were otherwise locked up until November 23, 2007 under Mr. Frohman’s prior Lock-Up Agreement with us. Prior to this Consent and Lock-up Agreement, the lock-up restrictions in the Separation Agreement allowed Mr. Frohman to sell or otherwise transfer up to 50,000 shares of the 1,300,000 shares in any given month. Under the new lock-up arrangement, Frohman will not be entitled to transfer any 50,000 monthly tranches of shares until on or after July 5, 2007 as these transfers relate to the 259,007 shares of that were not released from lock-up under the new lock-up arrangement.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
NOTE 12 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
Restricted Cash and Operating Leases
Effective during the first quarter of 2007 the letters of credit pertaining to the lease for our Deerfield Beach, Florida office and our Avenue of the Americas, New York office were collateralized in the form of a money market account, which as of June 30, 2007 had a balance of $1,150,000. This money market account is on deposit with the issuer of the letters of credit and is classified as restricted cash on the Company’s balance sheet. The terms of the money market account allow the Company to receive interest on the principal but prohibits the Company from withdrawing the principal for the life of the letters of credit.
The Company leases 3 automobiles for the personal and business use by the Company’s employees, which are leased in the name of ISG and personally guaranteed by Mr. Ivan Spinner. None of the 3 automobiles are used by Mr. Spinner and Mr. Spinner receives no compensation pertaining to these leases or his personal guarentee. The aggregate payments for these leases are $2,826 per month.
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
As of June 30, 2007 the Company has not taken delivery of the STP software or issued Common Stock in connection with the License Agreement.
Software License Agreement and Professional Services Agreement With Atiam Technologies L.P.
Effective June 30, 2007 the Company executed a Software License Agreement (the “Atiam License Agreement”) with Atiam Technologies L.P. (“Atiam”), under which Atiam granted the Company a worldwide, transferable, non-exclusive, perpetual and irrevocable license to use, display, copy, modify, enhance, create derivate works within, and access certain modules of Atiam’s policy insurance software (“Atiam’s software”) and all associated documentation, source code and object code, for use in the marketing, promotion and sale of health benefits or insurance products. Additionally the Company has the option to license certain other policy insurance software modules from Atiam at specified license fees, which range from $75,000 to an aggregate maximum of $400,000, through June 30, 2008 in accordance with the Atiam License Agreement.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
NOTE 12 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
As consideration for the grant of the rights and licenses under the Atiam License Agreement, the Company agreed to pay to Atiam $175,000 due upon execution of the agreement and $175,000 due and payable upon the delivery and testing of the software by Atiam and the Company’s acceptance of Atiam’s software in accordance with the Atiam License Agreement. If in the future the Company exercises its option to license certain other policy insurance software modules from Atiam such license fees will be payable 50% upon the exercise of the option and the remainder upon the delivery and testing of the software by Atiam and the Company’s acceptance of the software in accordance with the Atiam License Agreement.
The Company may unilaterally terminate the Atiam License Agreement, with or without cause, at any time on 30 calendar day prior written notice to Atiam. In the event that the Company terminates the Atiam License Agreement and the Company has paid to Atiam all amounts owed under the Atiam License Agreement including amounts owed upon the delivery and testing of the software by Atiam and the Company’s acceptance of Atiam’s software then the license rights in the software granted under the Atiam License Agreement survive any termination in perpetuity. In the event the Company terminates the Atiam License Agreement and the Company has not paid all amounts owed under the Atiam License Agreement including amounts owed upon the delivery and testing of the software by Atiam and the Company’s acceptance of Atiam’s software then all rights granted the Company under the Atiam License Agreement terminate and the Company must return all software and materials to Atiam.
As of June 30, 2007 the Company has not taken delivery of Atiam’s Software. The Company has recorded $175,000 in other non current assets and accounts payable.
Effective June 30, 2007 the Company executed a Professional Services Agreement (the “Atiam Services Agreement”) with Atiam, under which Atiam agreed to provide the Company development, installation and testing services in connection with the Atiam License Agreement. The Company agreed to pay Atiam for services provided at specified hourly rates in accordance with the Atiam Services Agreement. The Company has exclusive intellectual property rights in connection with work performed under the Atiam Services Agreement and modifications made to Atiam’s Software for use by the Company. Upon the Company’s acceptance of modifications to Atiam’s Software such modifications will be incorporated into the Atiam License Agreement.
NOTE 13 — SUBSEQUENT EVENTS
Appointment of Frederick C. Tecce to the Company’s Board of Directors
On August 2, 2007, the Company’s board of directors voted to appoint Frederick C. Tecce to serve as a director, effective as of August 2, 2007.
Approval of Salary Increase for Alvin H. Clemens
On August 2, 2007, the Company’s board of directors approved an increase in the annual base salary of Alvin H. Clemens, the Company’s Chairman and Chief Executive Officer, from $350,000 to $450,000, effective immediately.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006
Revenues
For the three months ended June 30, 2007 (“second quarter 2007”), we earned revenues of $5,143,393 compared to $2,591,672 for the three months ended June 30, 2006 (“second quarter 2006”), an increase of $2,551,721 or 98%. The primary reasons for the increase in revenues is the increase in number of licensed insurance agents employed by the Company, the increase of the number of insurance products being sold, the ISG acquisition and increased lead revenue. Revenues include the following:

	For the Three Months
	Ended June 30,
	2007	2006
Commission revenue from carriers excluding periodic bonuses and ISG	$4,123,839	$1,885,196
Periodic bonus revenue from carriers	295,432	—
ISG commission revenue	460,812	584,435
Lead sale revenue	263,310	122,041

Total	$5,143,393	$2,591,672

•	In second quarter 2007 we earned revenues of $4,123,839 excluding revenue associated with ISG and lead revenue as compared to $1,885,196 in second quarter 2006. The primary reasons for the increase is the increase in number of licensed insurance agents employed by the Company from 74 at June 30, 2006 to 96 at June 30, 2007 and the increase of the number of insurance products being sold.

•	In 2007 we earned periodic bonuses from carriers of $295,432 as compared to $0 in 2006. The Company receives bonuses from certain carriers, which are based primarily on the Company’s sales performance and criteria established by carriers, which varies period to period.

•	In second quarter 2007 we earned revenues of $460,812 relating to ISG as compared to $584,435 in second quarter 2006. We acquired ISG during the second quarter 2006.

•	In second quarter 2007 we earned revenues of $263,310 relating to the sale of leads to third parties as compared to $122,041 in second quarter 2006. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reasons for the increase is an increased emphasis on identifying leads suitable for sale and the increased number of leads purchased.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
Total Operating Expenses
The Company’s total operating expenses for second quarter 2007 was $7,966,900 as compared to $6,939,318 for second quarter 2006 or an increase of $1,027,582 or 15% as compared to second quarter 2006. Total operating expenses consisted of the following:
•	In second quarter 2007 we incurred salaries, commission and related taxes of $3,821,704 as compared to $3,706,808 for second quarter 2006. Salaries, commission and related taxes consisted of the following:

	For the Three Months
	Ended June 30,
	2007	2006
Salaries, wages and bonuses	$2,339,549	$1,990,570
Share based employee and director compensation	309,127	743,954
Commissions to employees	674,961	430,803
Commissions to non-employees	93,966	144,251
Employee benefits	119,665	109,676
Payroll taxes	202,392	212,554
Severance and other compensation	49,211	12,500
Directors’ compensation	32,833	62,500

Total	$3,821,704	$3,706,808

•	Salaries and wages in second quarter 2007 were $2,339,549 as compared to $1,990,570 for second quarter 2006, an increase of $348,979 or 18%. This increase is the result of the hiring of additional executive and administrative personnel employed by the Company. The Company had 220 and 202 employees at June 30, 2007 and 2006, respectively.

•	Share based employee and director compensation expense was $309,127 in second quarter 2007 as compared to $743,954 in second quarter 2006. Share based employee and director compensation consists of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter. The decrease in expense in second quarter 2007 as compared to second quarter 2006 is the result of the vesting schedules of stock options issued in 2005 and the first quarter of 2006.

•	Commissions to employees were $674,961 in second quarter 2007 as compared to $430,803 in second quarter 2006. This increase was the result of an increase in sales that resulted in higher sales commission expense.

•	Commissions to non employees were $93,966 in second quarter 2007 as compared to $144,251 in second quarter 2006. We pay commissions to non employee ISG agents. This decrease was the result of an decrease in ISG sales that resulted in lower sales commission expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	Severance and other compensation expense was $49,211 in second quarter 2007 as compared to $12,500 in second quarter 2006. The increase was the result of higher severance, vehicle and equipment allowances.

•	Lead, advertising and other marketing was $1,934,069 in second quarter 2007 as compared to $969,284 in second quarter 2006, an increase of $964,785 or 100%.
•	In second quarter 2007 we had an increase in lead expense of $864,104 as compared to second quarter 2006. As we increase the number of licensed agents we employ, we expect our lead expense to increase in the future in order to facilitate the flow of quality leads to our sale agents.

•	In second quarter 2007 we had an increase in advertising and other marketing of $100,681 as compared to second quarter 2006. The increase is the result of direct mail marketing activities in 2007.
•	Depreciation and amortization expense was $561,978 in second quarter 2007 as compared to $770,042 in second quarter 2006. Depreciation and amortization expense consisted of the following:

	For the Three Months
	Ended June 30,
	2007	2006
Amortization of intangibles acquired as a result of the ISG acquisition	$319,807	$480,136
Amortization of intangibles acquired as a result of the HealthPlan Choice Asset Purchase	—	167,533
Amortization of software and website development	81,360	18,351
Amortization of Internet domain name	13,434	—
Depreciation expense	147,377	104,022

Total	$561,978	$770,042

•	In second quarter 2007 we incurred amortization expense of $319,807 as compared to $480,136 for the intangible assets acquired from ISG. The reason for the decrease in expense is the decline in the purchased commission override revenue due to lapsation and aging of the underlying insurance book of business, which was anticipated in the amortization implemented at the time of the Company’s acquisition of ISG. The ISG acquisition was effective April 3, 2006. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized straight line over the expected useful life of 5 years and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.

•	In second quarter 2006 we recorded amortization expense of $167,533 for the intangible assets acquired as a result of the HealthPlan Choice asset purchase, which was fully amortized in second quarter 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	In second quarter 2007 we incurred amortization expense of $81,360 compared to $18,351 in second quarter 2006 for the software and website development. As of September 30, 2006, the Company determined that intangible assets pertaining to the Company’s former website were impaired. Expense in second quarter 2007 pertains to the Company’s new web site whereas second quarter 2006 expense pertains to the Company’s old web site.

•	In second quarter 2007 we incurred amortization expense of $13,434 pertaining to the Company’s July 17, 2006 purchase of the Internet domain name www.healthbenefitsdirect.com.

•	In second quarter 2007 we incurred depreciation expense of $147,377 as compared to $104,022 in second quarter 2006. The increase pertains to the depreciation of fixed assets acquired subsequent to June 30, 2006.

•	In second quarter 2007 we incurred rent, utilities, telephone and communications expenses of $613,713 as compared to $535,576 in second quarter 2006, an increase of $78,137 or 15%. Rent, utilities, telephone and communications expenses consisted of the following:

	For the Three Months
	Ended June 30,
	2007	2006
Rent, utilities and other occupancy	$433,017	$385,349
Telephone and communications	180,696	150,227

Total	$613,713	$535,576

•	In second quarter 2007 we had increases in rent, utilities and other occupancy as compared to second quarter 2006 attributable to the cost of new and larger facilities. We relocated our New York sales office to a larger office in the third quarter of 2006. In November, 2006 we moved our corporate offices in Radnor to a new and larger office.

•	In second quarter 2007 we had an increase in telephone and communications expense as compared to second quarter 2006 due to the increase in the number of sales agents.

•	In second quarter 2007 we incurred professional fees of $633,421 as compared to $419,954 in second quarter 2006, an increase of $213,467. The increase was primarily attributable to technology outsourcing fees, legal and recruiting fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	In second quarter 2007 we incurred other general and administrative expenses of $402,015 as compared to $537,654 in second quarter 2006, a decrease of $135,639 or 25%. Other general and administrative expenses consisted of the following:

	For the Three Months
	Ended June 30,
	2007	2006
Licensing and permit fees	$93,489	$127,636
Travel and entertainment	88,917	131,631
Office expense	170,568	149,603
Cost of integrating HealthPlan Choice Atlanta office as a satellite sales office	—	102,615
Other	49,041	26,169

Total	$402,015	$537,654

•	We incur licensing and appointment costs associated with the licensing of our employee insurance agents.

•	During 2006 we incurred $102,615 pertaining to the cost of integrating HealthPlan Choice’s office as our Atlanta satellite sales office, which we subsequently closed in the fourth quarter of 2006.

•	In second quarter 2007 we had an increase in office expense as compared to 2006 due to increase in office space and operations.
Other income (expenses)
Interest income in second quarter 2007 and second quarter 2006 was attributable to interest-bearing cash deposits resulting from the capital raised in private placements.
Interest expense in second quarter 2007 pertains to imputed interest on certain employee obligations whereas interest expense in second quarter 2006 pertains to our line of credit, which was repaid in full during the second quarter of 2006.
Net loss
As a result of these factors, we reported a net loss of $2,707,139 or $.08 loss per share in second quarter 2007 as compared to a net loss of $4,264,486 or $0.15 loss per share in second quarter 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006
Revenues
For the six months ended June 30, 2007 (“2007”), we earned revenues of $9,656,408 compared to $3,859,979 for the six months ended June 30, 2006 (“2006”), an increase of $5,796,429 or 150%. The primary reasons for the increase in revenues is the increase in number of licensed insurance agents employed by the Company, the increase of the number of insurance products being sold, the ISG acquisition and increased lead revenue. Revenues include the following:

	For the Six Months
	Ended June 30,
	2007	2006
Commission revenue from carriers excluding periodic bonuses and ISG	$7,671,995	$2,904,193
Periodic bonus revenue from carriers	512,613	172,858
ISG commission revenue	975,863	584,435
Lead sale revenue	495,937	198,493

Total	$9,656,408	$3,859,979

•	In 2007 we earned commission revenue from carriers excluding periodic bonuses and ISG revenues of $7,671,995 as compared to $2,904,193 in 2006. The primary reasons for the increase is the increase in number of licensed insurance agents employed by the Company from 74 at June 30, 2006 to 96 at June 30, 2007 and the increase of the number of insurance products being sold.

•	In 2007 we earned periodic bonuses from carriers of $512,613 as compared to $172,858 in 2006. The Company receives bonuses from certain carriers, which are based primarily on the Company’s sales performance and criteria established by carriers.

•	In 2007 we earned revenue of $975,863 relating to ISG as compared to $584,435 in 2006. We acquired ISG during the second quarter of 2006 and we only recognized ISG revenue in the second quarter of 2006 whereas we recognized ISG revenue in first and second quarters of 2007.

•	In 2007 we earned revenues of $495,937 relating to the sale of leads to third parties as compared to $198,493 in 2006. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reasons for the increase is an increased emphasis on identifying leads suitable for sale and the increased number of leads purchased.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
Total Operating Expenses
The Company’s total operating expenses for 2007 was $15,788,677 as compared to $10,387,106 for 2006 or an increase of $5,401,571 or 52% as compared to 2006. Total operating expenses consisted of the following:
•	In 2007 we incurred salaries, commission and related taxes of $7,915,624 as compared to $5,538,358 for 2006. Salaries, commission and related taxes consisted of the following:

	For the Six Months
	Ended June 30,
	2007	2006
Salaries, wages and bonuses	$4,764,389	$3,304,116
Share based employee and director compensation	815,213	844,951
Commissions to employees	1,303,838	664,241
Commissions to non-employees	209,638	144,251
Employee benefits	218,207	110,856
Payroll taxes	461,845	374,109
Severance and other compensation	74,328	12,500
Directors’ compensation	68,166	83,334

Total	$7,915,624	$5,538,358

•	Salaries and wages were $4,764,389 as compared to $3,304,116 for 2006, an increase of $1,460,273 or 44%. This increase is the result of $100,000 of management bonuses paid in 2007 and the hiring of additional executive and administrative personnel employed by the Company. The Company had 221 and 212 employees at June 30, 2007 and 2006, respectively.

•	Share based employee and director compensation expense was $815,213 in 2007 as compared to $844,951 in 2006. Share based employee and director compensation consists of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter. The decrease in expense in second quarter 2007 as compared to second quarter 2006 is the result of the vesting schedules of stock options issued in 2005 and the first quarter of 2006.

•	Commissions to employees were $1,303,838 in 2007 as compared to $664,241 in 2006. The increase was the result of an increase in sales that resulted in higher sales commission expense.

•	Commissions to non employees were $209,638 in 2007 as compared to $144,251 in 2006. We pay commissions to non employee ISG agents. We acquired ISG during the second quarter of 2006 and we only recognized commission expense to non employees in the second quarter of 2006 whereas we recognized commission expense to non employees in first and second quarter of 2007.

•	Employee benefits expense was $218,207 in 2007 as compared to $110,856 in 2006. The Company implemented an expanded employee benefits package during 2006, which included group medical, dental and life insurance coverage and further enhanced employee benefits in 2007 with the addition of a 401(k) plan. The employee pays the majority of the cost of group insurance coverage.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	Payroll taxes expense was $461,845 in 2007 as compared to $374,109 in 2006. The increase was the result of higher salaries, wages, bonuses and commissions to employees.

•	Severance and other compensation expense was $74,328 in 2007 as compared to $12,500 in 2006. The increase was the result of higher severance, vehicle and equipment allowances.

•	Lead, advertising and other marketing was $3,795,653 in 2007 as compared to $1,571,557 in 2006, an increase of $2,224,096 or 142%.
•	In 2007 we had an increase in lead expense of $2,108,162 as compared to 2006. As we increase the number of licensed agents we employ, we expect our lead expense to increase in the future in order to facilitate the flow of quality leads to our sale agents.

•	In 2007 we had an increase in advertising and other marketing of $115,934 as compared to 2006, which increased as a result of direct mail marketing activities in 2007.
•	Depreciation and amortization expense was $1,113,084 in 2007 as compared to $839,313 in 2006. Depreciation and amortization expense consisted of the following:

	For the Six Months
	Ended June 30,
	2007	2006
Amortization of intangibles acquired as a result of the ISG acquisition	$663,900	$480,136
Amortization of intangibles acquired as a result of the HealthPlan Choice Asset Purchase	—	167,533
Amortization of software and website development	136,497	33,478
Amortization of Internet domain name	26,867	—
Depreciation expense	285,820	158,166

Total	$1,113,084	$839,313

•	In 2007 we incurred amortization expense of $663,900 as compared to $480,136 for the intangible assets acquired from ISG. The ISG acquisition was effective April 3, 2006. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized straight line over the expected useful life of 5 years and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.

•	In 2006 we recorded amortization expense of $167,533 for the intangible assets acquired as a result of the HealthPlan Choice asset purchase, which was fully amortized in 2006.

•	In 2007 we incurred amortization expense of $136,497 compared to $33,478 in 2006 for the software and website development. As of September 30, 2006, the Company determined that intangible assets pertaining to the Company’s former website were impaired. Expense in 2007 pertains to the Company’s new web site whereas 2006 expense pertains to the Company’s old web site.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	In 2007 we incurred amortization expense of $26,867 pertaining to the Company’s July 17, 2006 purchase of the Internet domain name www.healthbenefitsdirect.com.

•	In 2007 we incurred depreciation expense of $285,820 as compared to $158,166 in 2006 period. The increase pertains to the depreciation of fixed assets acquired subsequent to June 30, 2006.

•	In 2007 we incurred rent, utilities, telephone and communications expense of $1,264,452 as compared to $787,195 in 2006, an increase of $477,257 or 61%. Rent, utilities, telephone and communications expenses consisted of the following:

	For the Six Months
	Ended June 30,
	2007	2006
Rent, utilities and other occupancy	$879,091	$553,278
Telephone and communications	385,361	233,917

Total	$1,264,452	$787,195

•	In 2007 we had increases in rent, utilities and other occupancy as compared to 2006 attributable to the cost of new and larger facilities. We relocated our New York sales office to a larger office in the third quarter of 2006. In November, 2006 we moved our corporate offices in Radnor to a new and larger office.

•	In 2007 we had an increase in telephone and communications expense as compared to 2006 due to the increase in the number of sales agents.

•	In 2007 we incurred professional fees of $893,728 as compared to $788,262 in 2006, an increase of $105,466 primarily attributable to technology outsourcing fees.

•	In 2007 we incurred other general and administrative expenses of $806,136 as compared to $862,421 in 2006, a decrease of $56,285 or 7%. Other general and administrative expenses consisted of the following:

	For the Six Months
	Ended June 30,
	2007	2006
Licensing and permit fees	$210,605	$256,784
Travel and entertainment	166,710	202,243
Office expense	367,183	252,469
Cost of integrating HealthPlan Choice Atlanta office as a satellite sales office	—	102,615
Other	61,638	45,310

Total	$806,136	$862,421

•	We incur licensing and appointment costs associated with the licensing of our employee insurance agents.

•	During 2006 we incurred $102,615 pertaining to the cost of integrating HealthPlan Choice’s office as our Atlanta satellite sales office, which we subsequently closed in the fourth quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	In 2007 we had an increase in office expense as compared to 2007 due to increase in office space and operations.
Other income (expenses)
In 2006 we reported income of $60,537 from the reversal of the registration rights penalty accrued at December 31, 2005. The registration of the shares was effective July 7, 2006, which was prior to the date after which a penalty would have been incurred.
Interest income in 2007 and 2006 was attributable to interest-bearing cash deposits resulting from the capital raised in private placements.
Interest expense in 2007 pertains to imputed interest on certain employee obligations whereas interest expense in 2006 pertains to our line of credit, which was repaid in full during the second quarter of 2006.
Net loss
As a result of these factors, we reported a net loss of $5,975,637 or $0.19 loss per share in 2007 as compared to a net loss of $6,276,845 or $0.23 loss per share in 2006.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2007, we had a cash balance of $11,037,198 and working capital of $3,446,754
On March 30, 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) and completed a private placement with certain institutional and individual accredited investors and issued 5,000,000 shares of our Common Stock, par value $0.001 per share and warrants to purchase 2,500,000 shares of our Common Stock. Pursuant to the Purchase Agreement, we sold investment units (each, a “Unit”) in the Private Placement at a per Unit purchase price equal to $2.25. Each Unit sold in the Private Placement consisted of one share of Common Stock and a Warrant to purchase one-half (1/2) of one share of Common Stock at an initial exercise price of $3.00 per share, subject to adjustment (the “Warrant”). The gross proceeds from the Private Placement were $11,250,000 and we intend to use the net proceeds of the Private Placement for working capital purposes. The Company’s Chief Executive Officer and Chairman, Alvin H. Clemens, purchased 1,000,000 Units in the Private Placement.
In connection with the 2007 private placement, the Company paid the placement agents an aggregate placement fee equal of $787,500 plus the reimbursement of certain expenses in the amount of $42,500. The Company also issued to the placement agents Warrants (the “Placement Agent Warrants”) to purchase in the aggregate 350,000 shares of the Company’s Common Stock with an exercise price of $2.80 and exercisable from September 30, 2007 through March 30, 2010. The Company also incurred legal and other expenses in the amount of $65,240 in connection with the 2007 private placement.
On March 30, 2007 in connection with the 2007 private placement we received $6,817,500, which represented a portion of the gross proceeds of $6,255,000 together with an overpayment of $562,500 from one investor. On April 2, 2007 we received $4,165,000, which was remaining gross proceeds of $4,995,000 net of placement agents’ fees and expenses of $830,000. Also on April 2, 2007 we returned the overpayment of $562,500 to the private placement investor.

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
At June 30, 2007, we had a restricted cash balance of $1,150,000, which represents money market account balances with a restricted balance pertaining to 2 letters of credit for the benefit of the landlords of the Company’s Deerfield Beach Florida and New York offices. The money market accounts are on deposit with the issuer of the letters of credit. The terms of the Company’s money market accounts and letters of credit allow the Company to receive the interest on the money market accounts but prohibits the Company’s use of the balance.
Net cash used by operations was $1,409,245 in 2007 as compared to net cash used in operations of $3,813,477 in 2006. In 2007 the Company used cash to fund the Company’s net loss of $5,975,637 and:
•	Decreases in accounts receivable of $879,580 related to the collection of bonus commissions earned in the fourth quarter of 2006, increased unearned commission advances and to a lesser extent increased earned revenues;

•	Increases in deferred compensation advances of $176,140. We have advanced commissions to employee and non employee agents, which are ultimately charged to expense in proportion to the Company’s recognition of unearned commissions as revenue;

•	Increases in unearned commission advances of $2,229,195 relating to increased commission payments from certain of the Company’s insurance carriers that advance the Company future commission revenue. The Company has agreements with certain of its insurance carriers whereby the Company’s insurance carriers advance the Company first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. These advance agreements represent a material source of cash to fund the Company’s operations. The Company’s advance agreement with its largest insurance carrier cannot exceed $9,000,000, can be terminated by either party and in the event of termination the Company’s outstanding advance balance can be called by the insurance carrier with 7 days written notice. As of June 30, 2007, the Company’s outstanding advance balance with this carrier was $5,305,305. The Company’s advance agreement with its second largest insurance carrier allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of June 30, 2007, the Company’s outstanding advance balance with this carrier was $1,860,307.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
In addition to cash used in operating activities, during the three months ended June 30, 2007 we:
•	Recorded $835,688 of stock-based compensation and consulting expense. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied.

•	On February 15, 2007, the Company granted 125,000 restricted shares of Common Stock to each of Charles A. Eissa, the Company’s President and Chief Operating Officer, and Ivan M. Spinner, the Company’s Senior Vice President, in accordance with the terms of the Company’s 2006 Omnibus Equity Compensation Plan (the “Plan”). The shares granted to Messrs. Eissa and Spinner were valued at $3.00 per share and will vest as follows: 50,000 shares on February 15, 2008; 50,000 additional shares on February 15, 2009; 2,083 shares per month on the 15th day of each month thereafter beginning on March 15, 2009 through January 15, 2010; and 2,087 shares on February 15, 2010. The expense pertaining to these restricted stock grants is included in the aforementioned stock based compensation and consulting expense.
Net cash used by investing activities in 2007 was $613,848 as compared to $2,267,264 in 2006. The decrease in cash used was primarily attributable to the 2006 purchase of ISG. During the second quarter of 2006 we completed the acquisition of ISG for approximately $1.2 million, capitalization of software development costs of $81,596 and the acquisition property and equipment of $958,340 including assets acquired as a result of HealthPlan Choice asset purchase.
Net cash provided by financing activities in 2007 was $10,748,510 as compared to $4,614,544 in 2006.
•	In 2007 we completed a private placement with certain institutional and individual accredited investors and issued 5,000,000 shares of our Common Stock, par value $0.001 per share and warrants to purchase 2,500,000 shares of our Common Stock. Gross proceeds were $11,250,000 and placement and other fees paid in connection with the 2007 private placement were $895,240.

•	In 2007 certain holders of the Company’s warrants exercised their warrants to purchase in aggregate 262,500 shares of the Company’s common stock at an exercise price of $1.50 per share and the Company received $393,750.

•	In 2006 the Company completed a private placement, which began in 2005. During the first quarter of 2006 we received net proceeds from the sale of common stock of $6,164,174.

•	During the second quarter of 2006 we disbursed $1,150,000 from cash and deposited this amount into a certificate of deposit, which is reported as restricted cash. The certificate of deposit, which was subsequently converted into an interest bearing money market account, on deposit with the same bank that issued 2 letters of credit for the benefit of the Company’s landlords of our new Florida and New York offices.

•	During the second quarter of 2006 we repaid our $399,630 outstanding balance of a line of credit with Regions Bank dated August 2004. The Company has no further obligations regarding this line of credit and this line of credit is not available for future borrowing.
Management believes that our cash on hand as of June 30, 2007 will be sufficient to meet our cash requirements through at least the next 12 months.

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

HEALTH BENEFITS DIRECT CORPORATION
Dated: August 14, 2007	By:	/s/ ALVIN H. CLEMENS
Alvin H. Clemens
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2007	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
Chief Financial Officer (Principal Financial and Accounting Officer)