Form 10QSB
period 2007-09-30
HEALTH BENEFITS DIRECT CORP
filed 2007-11-14
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________to _________
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,838,884 shares of common stock at November 14, 2007.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

HEALTH BENEFITS DIRECT CORPORATION
FORM 10-QSB
QUARTERLY PERIOD ENDED September 30, 2007

Part I. Financial Information
Item 1. Financial Statements
HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$8,868,990
Accounts receivable, less allowance for doubtful accounts of $34,962	1,978,874
Deferred compensation advances	775,120
Prepaid expenses	218,948
Other current assets	22,409

Total current assets	11,864,341

Restricted cash	1,150,000
Property and equipment, net of accumulated depreciation of $948,453	1,496,130
Intangibles, net of accumulated amortization of $2,620,293	3,509,953
Other assets	210,922

Total assets	$18,231,346

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,277,087
Accrued expenses	1,344,404
Unearned commission advances	8,774,910

Total current liabilities	11,396,401

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; no shares issued and outstanding)	—
Common stock ($.001 par value; 90,000,000 shares authorized; 34,098,971 shares issued and outstanding	34,099
Additional paid-in capital	34,535,820
Accumulated deficit	(27,734,974)

Total shareholders’ equity	6,834,945

Total liabilities and shareholders’ equity	$18,231,346

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$5,048,139	$3,222,434	$14,704,547	$7,082,413

Operating Expenses:
Salaries, commission and related taxes	4,413,794	3,917,483	12,329,418	9,455,841
Lead, advertising and other marketing	2,177,789	1,511,262	5,973,442	3,082,819
Depreciation and amortization	518,098	645,802	1,631,182	1,485,115
Rent, utilities, telephone and communications	669,847	536,267	1,934,299	1,323,462
Professional fees	383,617	206,273	1,277,345	994,535
Other general and administrative	476,990	517,491	1,283,126	1,379,912

	8,640,135	7,334,578	24,428,812	17,721,684

Loss from operations	(3,591,996)	(4,112,144)	(9,724,265)	(10,639,271)

Other income (expense):
Loss on disposal of property and equipment	(2,592)	(339)	(2,592)	(339)
Registration rights penalty reversal	—	—	—	60,537
Interest income	107,317	54,638	279,964	258,220
Interest expense	(5,810)	(3,630)	(21,825)	(17,467)

Total other income (expense)	98,915	50,669	255,547	300,951

Net loss	$(3,493,081)	$(4,061,475)	$(9,468,718)	$(10,338,320)

Net loss per common share:
Net loss per common share — basic and diluted	$(0.10)	$(0.14)	$(0.29)	$(0.38)

Weighted average common shares outstanding - basic and diluted	34,098,971	28,254,578	32,378,934	27,351,853

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)
Common Stock, $.001
Par Value

			Additional		Total
	Number of		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance — December 31, 2006	28,586,471	$28,586	$22,668,452	($18,266,256)	$4,430,782

Common stock issued in private placement	5,000,000	5,000	10,349,760	—	10,354,760

Issuance of restricted stock to employees	250,000	250	(250)	—	—

Common stock issued upon exercise of warrants	262,500	263	393,487	—	393,750

Amortization of deferred compensation	—	—	1,124,371	—	1,124,371

Net loss for the period	—	—	—	(9,468,718)	(9,468,718)

Balance — September 30, 2007	34,098,971	$34,099	$34,535,820	($27,734,974)	$6,834,945

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(9,468,718)	$(10,338,320)
Adjustments to reconcile net loss to net cash used in operating activities:
operating activities:
Depreciation and amortization	1,631,182	1,485,453
Stock-based compensation and consulting	1,144,845	1,620,357
Provision for bad debt	(9,026)	(9,886)
Changes in assets and liabilities:
Accounts receivable	227,675	(1,282,767)
Deferred compensation advances	(90,122)	(512,497)
Prepaid expenses	(131,428)	(374,130)
Other current assets	(11,398)	(17,611)
Other assets	(29,019)	(147,192)
Accounts payable	116,833	390,584
Accrued expenses	(83,224)	414,392
Due to related parties	(63,672)	68,926
Unearned commission advances	3,619,793	2,904,041

Net cash used in operating activities	(3,146,279)	(5,798,650)

Cash Flows From Investing Activities:
Purchase of property and equipment	(451,147)	(1,481,530)
Purchase of intangible assets and capitalization of software development	(593,875)	(1,415,186)

Net cash used in investing activities	(1,045,022)	(2,896,716)

Cash Flows From Financing Activities:
Gross proceeds from sales of common stock	11,250,000	6,450,000
Gross proceeds from exercise of warrants	393,750	525,000
Gross proceeds from exercise of stock options	—	200,000
Restricted cash in connection with letters of credit	—	(1,154,504)
Placement and other fees paid in connection with offering	(895,240)	(285,826)
Payment on notes payable	—	(399,630)

Net cash provided by financing activities	10,748,510	5,335,040

Net increase (decrease) in cash	6,557,209	(3,360,326)

Cash — beginning of period	2,311,781	6,433,426

Cash — end of period	$8,868,990	$3,073,100

Supplemental Disclosures of Cash Flow Information Cash payments for interest	$—	$15,044

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.
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
September 30, 2007
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
The Company specializes in the direct marketing of health and life insurance and related products to individuals and families. The Company has developed proprietary technologies and processes to connect prospective insurance customers with the Company’s agents and service personnel using an integrated on-line platform with call center follow up. The Company employs licensed agents supported by tele-application, customer service and technology employees for the purpose of providing immediate information to prospective customers and to sell insurance products. The Company receives commissions and other fees from insurance carriers for the sale of insurance products.
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
Accounts receivable
The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $34,962.
Accounts receivable from the Company’s largest insurance carrier accounted for 70% of the Company’s total accounts receivable balance at September 30, 2007, which was collected subsequent to September 30, 2007.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Property and equipment
Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.
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
September 30, 2007
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
Loss per common share
In accordance with SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents at September 30, 2007 include the following:

Options	4,856,985
Warrants	10,787,500

15,644,485

Revenue recognition
The Company follows the guidance of the Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.
The Company generates revenue primarily from the receipt of commissions paid to the Company by insurance companies based upon the insurance policies sold to consumers by the Company. These revenues are in the form of first year, bonus and renewal commissions that vary by company and product. We recognize commission revenue primarily from the sale of health insurance, after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. Insurance premium commission revenues are recognized pro-rata over the terms of the policies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company or with respect to certain types of products. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The length of time varies between when the Company submits a consumer’s application for insurance to an insurance company and when the Company recognizes revenue. The type of insurance product and the insurance company’s backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Any changes in the amount of time between submitted application and revenue recognition, which are influenced by many factors not under our control, create fluctuations in our operating results and could affect our business, operating results and financial condition.
The Company receives bonuses based upon individual criteria set by insurance companies, which varies over time and generally do not extend beyond the current calendar year. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us.
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
Concentrations of credit risk
The Company maintains its cash and restricted cash in bank deposit accounts, which, at times, exceed the federally insured limits of $100,000 per account. At September 30, 2007, the Company had approximately $9,791,000 in United States bank deposits, which exceeded federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2007.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
During the nine months ended September 30, 2007, approximately 53%, 17%, 8% and 8% of the Company’s revenue was earned from each of the Company’s four largest insurance carriers. Management believes that comparable carriers and products are available should the need arise. However, a termination of any of the Company’s agreements with any of these carriers could result in the loss or reduction of future sales, and, in certain cases, future commissions for pre-termination sales.
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
Non-employee stock based compensation
The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).
Registration rights agreements
The Company has adopted View C of EITF 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject” to EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF 05-4”). Accordingly, the Company classifies as liability instruments the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the Commission within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer’s own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments.
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
September 30, 2007
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent accounting pronouncements
In February 2006, the Financial Accounting Standards Board (“the FASB”) issued Statement No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140”. Management does not believe that this SFAS No. 155 will have a significant impact, as the Company does not use such instruments.
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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material effect on the Company’s financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In March 2006, the FASB issued FASB Statement No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”), which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that SFAS No. 156 will have no impact on the financial statements of the Company once adopted.
In September 2005, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practices. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes SFAS 157 will have no impact on the financial statements of the Company once adopted.
In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (SFAS 158). SFAS No. 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. Management believes that the adoption of SFAS No. 158 will not have a material effect on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management is currently assessing the impact of the adoption of this standard on its financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 2 — ISG ACQUISITION
On April 3, 2006, the Company entered into a merger agreement (the “ISG Merger Agreement”) with ISG Merger Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), Insurance Specialist Group Inc., a Florida corporation (“ISG”), and Ivan M. Spinner pursuant to which, among other things, Merger Sub merged with and into ISG (the “ISG Merger”). As consideration for the ISG Merger, the Company made a cash payment of $920,000 and issued 1,000,000 shares of its common stock to Mr. Spinner, the sole stockholder of ISG, in exchange for all of the outstanding stock of ISG. The ISG merger was completed on April 4, 2006.
On April 3, 2006, in connection with the ISG Merger, HBDC II, Inc., a wholly-owned subsidiary of the Company, entered into a two-year employment agreement with Mr. Spinner, which provides that Mr. Spinner will be compensated at an annual base salary of $371,000 with bonus compensation at the discretion of the Company’s board of directors. The agreement may be terminated by the Company for “cause” (as such term is defined in the agreement) and without “cause” upon 30 days notice. If Mr. Spinner is terminated by the Company for “cause” or due to death or disability, or if Mr. Spinner elects to terminate his employment at any time, he will be entitled to the amount, on a pro rata basis, in excess of $250,000 per year for the balance of the term. If Mr. Spinner is terminated without “cause” he will be entitled to his base salary for the remainder of the term. Under the agreement, Mr. Spinner also received an initial sign-on bonus of $150,000, and an option to purchase an aggregate of 150,000 shares of common stock at an exercise price of $3.50 per share, of which 25% of the shares subject to the option vested on April 3, 2007 and the remainder of which will vest in equal monthly installments for 36 months thereafter.
On October 6, 2006, the Company and Mr. Spinner entered into a working capital settlement and release agreement whereby the Company agreed to pay Mr. Spinner $65,000 as settlement of the working capital provision of the ISG Merger Agreement.
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
September 30, 2007
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

$5,154,329

Intangible assets acquired from ISG were assigned the following values: value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value; value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized straight line over the expected useful life of 5 years; and value of an employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over the contractual period, which is a weighted average expected useful life of 3.1 years. Intangible assets acquired from ISG had the following unamortized values as of September 30. 2007: value of purchased commission override revenue with an assigned value of $425,088; value of acquired carrier contracts and agent relationships of $1,926,504; and value of an employment and non-compete agreement acquired of $359,666.
The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of ISG occurred at January 1, 2006.

	For the Nine Months
	Ended September 30,
	2007	2006

Revenues	$14,704,547	7,517,126$
Net loss	(9,468,718)	(10,294,962)

Net loss per common share — basic and diluted	$(0.29)	$(0.38)

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
NOTE 4 — CONSULTING AGREEMENT WITH REAL IT GROUP LLC
On July 20, 2006, the Company entered into a consulting agreement with Real IT Group LLC (“Real IT”) effective August 1, 2006 through July 17, 2007 whereby Real IT provided software design, development and implementation expertise to the Company. Effective May 7, 2007, Real IT’s sole stockholder and employee became an employee of the Company and the consulting agreement between the Company and Real IT was terminated.
As part of the consideration for the consulting agreement, the Company issued 15,000 shares of our common stock to Real IT’s sole stockholder and employee pursuant to the Company’s 2006 Omnibus Equity Compensation Plan (“the Plan”). The fair value of the 15,000 shares of the Company’s common stock was $35,100 and accounted for as professional fee expense as incurred.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
NOTE 6 — PROPERTY AND EQUIPMENT
At September 30, 2007, property and equipment consisted of the following:

	Useful Life (Years)
Computer equipment and software	3	$769,003
Phone equipment and software	3	726,535
Office equipment	3	89,485
Office furniture and fixtures	7	511,229
Leasehold improvements	7	348,331

		2,444,583

Less accumulated depreciation		(948,453)

		$1,496,130

For the three months ended September 30, 2007 and 2006, depreciation expense was $152,598 and $131,278, respectively. For the nine months ended September 30, 2007 and 2006, depreciation expense was $438,417 and $289,444, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 7 — INTANGIBLE ASSETS
At September 30, 2007, intangible assets consisted of the following:

	Useful Life (Years)
	Weighted average
ISG intangible assets acquired	4.5	$4,964,338
Software development costs	1.8	1,004,708
Internet domain (www.healthbenefits.com)	3.0	161,200

		6,130,246
Less: accumulated amortization		(2,620,293)

		$3,509,953

For the three months ended September 30, 2007 and 2006, amortization expense was $365,490 and $514,524, respectively. For the nine months ended September 30, 2007 and 2006, amortization expense was $1,192,755 and $1,195,671, respectively.
Amortization expense subsequent to the period ended September 30, 2007 is as follows:

2007	$338,384
2008	1,202,526
2009	1,043,614
2010	762,361
2011	163,068

$3,509,953

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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 9 — UNEARNED COMMISSION ADVANCES
The Company has agreements with certain of its insurance carriers whereby the Company’s insurance carriers advance the Company first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. These advance agreements represent a material source of cash to fund the Company’s operations. The Company’s advance agreement with its largest insurance carrier is contractually limited to a maximum of $9,000,000, can be terminated by either party, and in the event of termination the Company’s outstanding advance balance can be called by the insurance carrier with 7 days written notice. As of September 30, 2007, the Company’s outstanding advance balance with this carrier was $6,379,064. The Company’s advance agreement with its second largest insurance carrier allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of September 30, 2007, the Company’s outstanding advance balance with this carrier was $1,554,234. During the third quarter of 2007, the Company began receiving advances of first year premium commissions before the commissions are earned from its third largest insurance carrier. The Company’s understanding pertaining to the advance from this carrier is that the carrier may terminate future advances and demand repayment of the outstanding unearned commission advance balance if certain performance standards are not met. The Company and this insurance carrier are working together on reaching an agreement pertaining to these advances. As of September 30, 2007, the Company’s outstanding advance balance with this carrier was $634,915.
NOTE 10 — RELATED PARTY TRANSACTIONS
John Harrison, a member of our board of directors, is associated with Keystone Equities Group, L.P. Keystone Equities Group, L.P. served as placement agent in connection with the Company’s private placement, which was completed in 2006. The placement agent received (i) a total cash fee of $558,000, which was paid $300,000 in 2005 and $258,000 in 2006 and represents 4% of the gross proceeds, and (ii) a five-year warrant to purchase 735,000 shares (5% of the shares sold in the private placement) of common stock at an exercise price of $1.50 per share. This warrant was subsequently included in the Company’s Registration Statement on Form SB-2 filed with the Commission on April 10, 2006, as amended.
Pursuant to an Advisory Agreement, dated November 1, 2005, Warren V. Musser, the Vice-Chairman of our board of directors, introduced potential investors to the Company and provided additional services. Under the Advisory Agreement, Mr. Musser did not (a) solicit investors to make any investment, (b) make any recommendations to individuals regarding an investment, or (c) provide any analysis or advice regarding an investment. As consideration for his services, Mr. Musser received a cash fee of $352,000, which was paid $330,000 in 2005 and $22,000 in 2006, and a five-year warrant to purchase 440,000 shares of the Company’s Common Stock at an exercise price of $1.50 per share. The warrant was subsequently included in the Company’s Registration Statement on Form SB-2 filed with the Commission on April 10, 2006, as amended.
On March 30, 2007, the Company’s Chairman and CEO, Alvin H. Clemens, participated in a private placement along with other accredited and institutional investors wherein he purchased 1,000,000 shares of the Company’s Common Stock and a warrant to purchase 500,000 shares of the Company’s Common Stock for a total purchase price of $2,225,000. See Note 11 — Shareholders’ Equity.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 11 — SHAREHOLDERS’ EQUITY
Common Stock
On February 15, 2007, the Company granted 125,000 restricted shares of Common Stock to each of Charles A. Eissa, the Company’s President and Chief Operating Officer, and Ivan M. Spinner, the Company’s Senior Vice President, in accordance with the terms of the Plan. The shares granted to Messrs. Eissa and Spinner were valued at $3.00 per share and vest as follows: 50,000 shares on February 15, 2008; 50,000 additional shares on February 15, 2009; 2,083 shares per month on the 15th day of each month thereafter beginning on March 15, 2009 through January 15, 2010; and 2,087 shares on February 15, 2010.
On March 30, 2007, the Company entered into Securities Purchase Agreements (“Purchase Agreements”) and completed a private placement with certain institutional and individual accredited investors and issued 5,000,000 shares of its Common Stock, par value $0.001 per share and warrants to purchase 2,500,000 shares of its Common Stock. Pursuant to the Purchase Agreements, the Company sold investment units (each, a “Unit”) in the 2007 Private Placement at a per Unit purchase price equal to $2.25. Each Unit sold in the 2007 Private Placement consisted of one share of Common Stock and a Warrant to purchase one-half (1/2) of one share of Common Stock at an initial exercise price of $3.00 per share, subject to adjustment (“Warrant”). The gross proceeds from the 2007 Private Placement were $11,250,000 and the Company intends to use the net proceeds of the 2007 Private Placement for working capital purposes. The Company’s Chairman and CEO Alvin H. Clemens purchased 1,000,000 Units in the 2007 Private Placement.
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
In order to induce one of the placement agents to act as the lead placement agent in the 2007 private placement, each of the Company’s directors and certain executive officers entered into Lock-Up Agreements with lead placement agent (the “Lock-Up Agreements”). Under the terms of the Lock-Up Agreements, the Company’s directors and executive officers agreed, among other things, not to sell or transfer any shares of Common Stock during the period from March 28, 2007 until and through the later of (i) three months from the closing of the 2007 private placement or (ii) 45 days following the effective date of any Registration Statement. On June 1, 2007, the Commission declared effective the Company’s Registration Statement on Form SB-2 filed with the Commission on May 2, 2007 as amended.
The Company also agreed, pursuant to the terms of the Purchase Agreement, that for a period of 90 days after the effective date of the initial registration statement required to be filed by the Company under the Registration Rights Agreement entered into and between the Company and the 2007 Private Placement participants (the “Registration Rights Agreement”), the Company shall not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
On March 30, 2007 in connection with the 2007 Private Placement, the Company received $6,817,500, which represented a portion of the gross proceeds of $6,255,000 together with an overpayment of $562,500 from one investor. Also on March 30, 2007 the Company recorded the issuance of the Units, amounts receivable from private placement escrow agent of $4,165,000, which represents $4,995,000 gross proceeds net of placement agents’ fees and expenses of $830,000 held by the escrow agent for the 2007 private placement transaction, and amounts payable to private placement investor of $562,500. On April 2, 2007, the Company received the amounts receivable from the 2007 Private Placement escrow agent and the Company returned the overpayment amount to private placement investor.
Stock Options
On February 15, 2007, the “Company” and Daniel Brauser, the Company’s Senior Vice President, entered into Amendment No. 1 (the “Brauser Amendment”) to Mr. Brauser’s Option dated November 10, 2005 (the “Brauser Option”). The Brauser Amendment was approved by the Company’s board of directors on February 15, 2007. Under the Option, Mr. Brauser has the right to purchase, at an exercise price of $2.50 per share, 500,000 fully-paid and non-assessable shares (the “Option Shares”) of the Company’s Common Stock.
Under the terms of the Brauser Option, the vesting schedule of the Brauser Option Shares was as follows: (a) 25% of the Brauser Option Shares on or after the first anniversary of the Brauser Option’s grant date; (b) 10,416 Brauser Option Shares on or after the last day of each month thereafter; and (c) 10,440 Brauser Option Shares on or after November 30, 2009. As of February 15, 2007, the Brauser Option was vested with respect to 145,832 Option Shares and remained unvested with respect to the remaining 354,168 Brauser Option Shares. The Amendment accelerates the vesting schedule of the Brauser Option Shares as follows: 25% of the Brauser Option Shares subject to the Brauser Option on the first anniversary of the Brauser Option’s date of grant; an additional 10,416 Brauser Option Shares on December 31, 2006; an additional 10,416 Brauser Option Shares on January 31, 2007; an additional 19,966 Brauser Option Shares on February 15, 2007; and an additional 30,382 Brauser Option Shares on the last day of each month thereafter beginning on February 28, 2007 through December 31, 2007.
The Amendment also provides that, in the event Mr. Brauser is removed as an officer or employee of the Company at any time on or before December 31, 2007, 100% of the Brauser Option Shares that are unexercisable as of the removal date will become fully vested upon such removal. Alternatively, in the event Mr. Brauser resigns as an employee of the Company at any time after June 30, 2007 but before December 31, 2007, 50% of the Brauser Option Shares that are unexercisable as of the resignation date will become exercisable upon such resignation.
Finally, the Amendment provides that, upon the termination of Mr. Brauser’s employment with the Company for any reason, the vested portion of the Brauser Option Shares as of the date of such termination will remain exercisable by Mr. Brauser for one year following such termination. Mr. Brauser’s employment terminated during the third quarter of 2007 and all unexercisable Brauser Option Shares became fully vested.
During the nine months ended September 30, 2007 the Company issued options to purchase 175,550 shares of Common Stock to various employees at prices ranging from $2.30 to $3.00. These options will vest one third on the first anniversary and an additional one third on each anniversary thereafter.
During the nine months ended September 30, 2007, options to purchase an aggregate of 199,833 shares were forfeited as a result of the termination of the employment of various employees in accordance with the terms of the stock options.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
A summary of the Company’s outstanding stock options as of and for the nine months ended September 30, 2007 and for the year ended December 31, 2006 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

For the year ended December 31, 2006
Granted	1,672,500	2.91	2.35
Exercised	300,000	1.00	0.30
Forfeited	426,232	2.73	0.74

Outstanding at December 31, 2006	4,881,268	$2.22	$0.83
Outstanding and exercisable at December 31, 2006	2,074,352	1.90	0.49
For the nine month period ended September 30, 2007
Granted	175,550	2.89	2.31
Exercised	—
Forfeited	199,833	2.50	0.03

Outstanding at September 30, 2007	4,856,985	2.24	0.92

Outstanding and exercisable at September 30, 2007	3,427,225	$2.06	$0.78

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
The following information applies to options outstanding at September 30, 2007:

Options Outstanding				Options Exercisable
	Number of Shares	Weighted
	Underlying	Average	Weighted		Weighted
	Options at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Price	2007	Life	Price	2007	Price

$1.00	1,550,000	8.2	$1.00	1,433,320	$1.00
2.30	5,000	4.8	2.30	—	—
2.50	1,825,935	8.1	2.50	1,045,155	2.50
2.55	25,000	3.8	2.55	—	—
2.62	20,000	4.2	2.62	5,000	2.62
2.70	475,000	3.6	2.70	425,000	2.70
2.95	45,000	3.6	2.95	11,250	2.95
3.00	113,550	4.6	3.00	—	—
3.50	150,000	8.5	3.50	53,125	—
$3.60	647,500	3.6	$3.60	454,375	$3.60

	4,856,985			3,427,225

As of September 30, 2007, there were 6,000,000 shares of our common stock authorized to be issued under the Plan of which 578,015 shares of our common stock remain available for future stock option grants.
Common Stock warrants
In March 2007, in connection with the 2007 Private Placement, the Company issued warrants to purchase an aggregate of 2,500,000 shares of common stock at an exercise price of $3.00 per share to the participating investors in the 2007 Private Placement, which provides that the holder thereof shall have the right, at any time after March 30, 2007, but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below) or (ii) the fifth anniversary of the date of issuance of the warrant, to acquire shares of Common Stock upon the payment of the exercise price. The Company also has the right, at any point after which the volume weighted average trading price per share of the Common Stock for a minimum of 20 consecutive trading days is equal to at least two times the Exercise Price per share, provided that certain other conditions have been satisfied to call the outstanding Warrants (a “Call Event”), in which case such Warrants will expire if not exercised within ten business days thereafter. The Warrants also include a cashless exercise and weighted average anti-dilution adjustment provisions for issuances of securities below the exercise price during the first two years following the date of issuance of the warrants, subject to customary exceptions.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
Also in March 2007, in connection with the 2007 Private Placement, the Company issued to the placement agents warrants to purchase in the aggregate 350,000 shares of the Company’s Common Stock, which have an exercise price of $2.80 and are exercisable from September 30, 2007 through March 30, 2010.
During the nine months ended September 30, 2007, certain holders of the Company’s outstanding warrants exercised their warrants to purchase an aggregate of 262,500 shares of the Company’s common stock at an exercise price of $1.50 per share for an aggregate exercise price of $393,750.
A summary of the Company’s outstanding warrants as of and for the nine months ended September 30, 2007 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2006	8,200,000	$1.50

For the nine month period ended September 30, 2007
Granted	2,850,000	$2.98
Exercised	262,500	$1.50

Outstanding at September 30, 2007	10,787,500	$1.87

Exercisable at September 30, 2007	10,787,500	$1.87

Outstanding warrants at September 30, 2007 have a weighted average remaining contractual life of 2 years.
Registration Rights
On March 30, 2007 and in connection with 2007 Private Placement, the Company and the participating investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company agreed to prepare and file with the Commission, as soon as possible but in any event within 30 days following the later of (i) the date the Company is required to file with the Commission its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, or (ii) the date of the Registration Rights Agreement, a registration statement on Form SB-2 covering the resale of the shares and the warrant shares collectively, the “Registrable Securities”). The Company subsequently filed its Form 10-KSB on April 2, 2007. Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act of 1933 as amended (the “Securities Act”) as soon as practicable but, in any event, no later than 90 days following the date of the Registration Rights Agreement (or 150 days following the date of the Registration Rights Agreement in the event the Registration Statement is subject to review by the Commission), and agreed to use its reasonable best efforts to keep the registration statement effective under the Securities Act until the date that is two years after the date that the registration statement is declared effective by the Commission or such earlier date when all of the Registrable Securities covered by the Registration Statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act. The Registration Rights Agreement also provides for payment of partial damages to the 2007 Private Placement investors under certain circumstances relating to failure to file or obtain or maintain effectiveness of the registration statement, subject to adjustment.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
In connection with the 2007 Private Placement, the Company issued to the placement agents the Placement Agent Warrants to purchase in the aggregate 350,000 shares of the Company’s Common Stock with an exercise price of $2.80 and exercisable from September 30, 2007 through March 30, 2010. Under the terms of the Registration Rights Agreement, the holders of the Placement Agent Warrants have certain “piggyback” registration rights for the shares of Common Stock underlying the Placement Agent Warrants (the “Placement Agent Warrant Shares”).
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
September 30, 2007
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
The separation agreement also provides for mutual non-disparagement by Mr. Frohman and us. Mr. Frohman also is subject to confidentiality, non-competition, non-solicitation and no-hire provisions under the Separation Agreement.
The Company estimated the future value of the payments under the Separation Agreement to be $389,119 and recorded an expense charge and liability for that amount as of December 31, 2006.
On September 10, 2007, the Company and Mr. Brauser entered into a separation agreement dated September 10, 2007 (the “Brauser Separation Agreement”). Under the Brauser Separation Agreement, Mr. Brauser’s employment with us ceased to be effective on September 10, 2007 and provides for the resolution of all matters with respect to Mr. Brauser’s employment, including all obligations to Mr. Brauser under his employment agreement with us dated as of November 10, 2005, with respect to his outstanding options to purchase shares of our common stock and with respect to any other similar amounts or benefits payable to Mr. Brauser pursuant to the employment agreement or otherwise.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 12 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
The Separation Agreement provides for the payment to Mr. Brauser of his current monthly salary for a period of 12 months, less taxes, in satisfaction of all obligations under the employment agreement. In addition, Mr. Brauser will receive payment of, or reimbursement for, monthly COBRA premiums for a period of 12 months following the separation date. The Separation Agreement further provides that upon his termination of employment, Mr. Brauser’s option to purchase 500,000 shares of our common stock, exercisable at $2.50 per share and originally granted on November 10, 2005, will become fully vested and shall remain exercisable by Mr. Brauser for two years following the separation date.
Restricted Cash and Operating Leases
Effective during the first quarter of 2007, the letters of credit pertaining to the lease for our Deerfield Beach, Florida office and our New York office were collateralized in the form of a money market account, which as of September 30, 2007 had a balance of $1,150,000. This money market account is on deposit with the issuer of the letters of credit and is classified as restricted cash on the Company’s balance sheet. The terms of the money market account allow the Company to receive interest on the principal but prohibits the Company from withdrawing the principal for the life of the letters of credit.
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
As of September 30, 2007 the Company has not taken delivery of the STP software or issued Common Stock in connection with the License Agreement.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 12 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
Software License Agreement and Professional Services Agreement With Atiam Technologies L.P.
Effective June 30, 2007, the Company executed a Software License Agreement (the “Atiam License Agreement”) with Atiam Technologies L.P. (“Atiam”), under which Atiam granted the Company a worldwide, transferable, non-exclusive, perpetual and irrevocable license to use, display, copy, modify, enhance, create derivate works within, and access certain modules of Atiam’s policy insurance software (“Atiam’s software”) and all associated documentation, source code and object code, for use in the marketing, promotion and sale of health benefits or insurance products. Additionally the Company has the option to license certain other policy insurance software modules from Atiam at specified license fees, which range from $75,000 to an aggregate maximum of $400,000, through June 30, 2008 in accordance with the Atiam License Agreement.
As consideration for Atiam License Agreement, the Company agreed to pay to Atiam $175,000 due upon execution of the Atiam License Agreement and $175,000 due and payable upon the delivery and testing of the software by Atiam and the Company’s acceptance of Atiam’s software in accordance with the Atiam License Agreement. If in the future the Company exercises its option to license certain other policy insurance software modules from Atiam such license fees will be payable 50% upon the exercise of the option and the remainder upon the delivery and testing of the software by Atiam and the Company’s acceptance of the software in accordance with the Atiam License Agreement.
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
As of September 30, 2007 the Company has not taken delivery of Atiam’s Software. The Company has recorded $175,000 in intangible assets.
Simultaneously with the Atiam License Agreement the Company executed a Professional Services Agreement (the “Atiam Services Agreement”) with Atiam, under which Atiam agreed to provide the Company development, installation and testing services in connection with the Atiam License Agreement. The Company agreed to pay Atiam for services provided at specified hourly rates in accordance with the Atiam Services Agreement. The Company has exclusive intellectual property rights in connection with work performed under the Atiam Services Agreement and modifications made to Atiam’s Software for use by the Company. Upon the Company’s acceptance of modifications to Atiam’s Software such modifications will be incorporated into the Atiam License Agreement.
On October 1, 2007 the Company acquired Atiam. See Note 13 — Subsequent Events.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 13 — SUBSEQUENT EVENTS
Acquisition of ATIAM
On October 1, 2007, HBDC Acquisition, LLC (“HBDC Sub”), a Delaware limited liability company and wholly-owned subsidiary of Health Benefits Direct Corporation, a Delaware corporation (the “Company”), entered into an Agreement to Transfer Partnership Interests (the “Bilenia Agreement”) with the former partners (the “Bilenia Partners”) of BileniaTech, L.P., a Delaware limited partnership (“Bilenia”), whereby HBDC Sub purchased all of the outstanding general and limited partnership interests of Atiam Technologies, L.P., a Delaware limited partnership (“Atiam”), owned by the Bilenia Partners. The execution of the Bilenia Agreement and the transfer of the Atiam partnership interests to HBDC Sub there under were conditions precedent to the closing of the Merger Agreement (as defined below) on October 1, 2007 (the “Closing Date”).
The aggregate amount paid by HBDC Sub to the Bilenia Partners for the Atiam partnership interests under the Bilenia Agreement was $1,000,000, consisting of $500,000 in cash and 224,216 shares of Common Stock, which shares had an aggregate value of $500,000 based on the average closing price per share ($2.23) of Company Common Stock on The Over the Counter Bulletin Board on the five consecutive trading days preceding the Closing Date.
In connection with the Bilenia Agreement, the Company and Computer Command and Control Company, a Pennsylvania corporation (“CCCC”), also entered into a Registration Rights Agreement (the “Bilenia Registration Rights Agreement”). Under the terms of the Bilenia Registration Rights Agreement, the Company has agreed to give prompt written notice to CCCC of the registration of any of the Company’s securities under the Securities Act, and CCCC shall have the opportunity, upon 20 days’ written notice to the Company, to request that the shares of Company Common Stock issued to CCCC under the Bilenia Agreement be included in such registration statement. The Company agreed that its current intention is to begin to prepare and file a registration statement with the Commission within 60 days of the Closing Date.
On September 21, 2007, the “Company entered into an Agreement and Plan of Merger (the “Atiam Merger Agreement”) by and among the Company, HBDC, System Consulting Associates, Inc., a Pennsylvania corporation (“SCA”), and the shareholders of SCA party thereto (the “Shareholders”). The Company and SCA closed on the Merger on October 1, 2007.
The Atiam Merger Agreement provided for a business combination whereby SCA would be merged with and into HBDC Sub, with HBDC Sub continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger”). The aggregate amount paid by the Company with respect to all outstanding shares of capital stock of SCA (such amount, the “Atiam Merger Consideration”) was $2,000,000, consisting of (a) $850,000 in cash and (b) 515,697 unregistered shares of Common Stock, which number of shares had a value of $1,150,000 based on the average closing price per share ($2.23) of Common Stock on The Over the Counter Bulletin Board on the five consecutive trading days preceding the closing date. Upon the effectiveness of the Merger, each share of SCA Common Stock issued and outstanding immediately prior to the closing date was converted into the right to receive a pro rata portion of the Merger Consideration. The Company placed certificates representing 134,529 shares, or an amount equal to $300,000, of the Company Common Stock that otherwise would be payable to the Shareholders as Merger Consideration into an escrow account, which shares will be held in escrow for a period of one year to satisfy any indemnification claims by the Company or HBDC Sub under the Atiam Merger Agreement.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
NOTE 13 — SUBSEQUENT EVENTS (continued)
In connection with the Atiam Merger Agreement, the Company and Shareholders also entered into a Registration Rights Agreement (the “Shareholder Registration Rights Agreement”). Under the terms of the Shareholder Registration Rights Agreement, the Company has agreed to give prompt written notice to each Shareholder of the registration of any of the Company’s securities under the Securities Act and the Shareholders shall have the opportunity, upon 20 days’ written notice to the Company, to request that the shares of Company Common Stock issued to the Shareholders under the Atiam Merger Agreement be included in such registration statement. The Company agreed that its current intention is to begin to prepare and file a registration statement with the Commission within 60 days of the Closing Date.
SCA, which operates through Atiam, is a provider of comprehensive, web-based insurance administration software applications that support individual insurance products.
The Company estimates the fair value of SCA, which accounted for Atiam as a majority owned subsidiary, and the remaining minority interest in Atiam not owned by SCA based on the fair value of the aggregate consideration paid by the Company in connection with the Bilenia Agreement and Atiam Merger Agreement, which is estimated at $3,000,000 and will be accounted for using the purchase method of accounting in accordance with SFAS No. 141. We will assign fair values to the individual tangible and intangible assets purchased based on management’s estimates. As a result of the Bilenia Agreement and Atiam Merger Agreement, the Company acquired tangible assets valued at $1,400,000, short-term liabilities valued at $380,000 and long term liabilities consisting of deferred tax liabilities of $197,000. The excess of $3,000,000 over the tangible assets acquired net of liabilities assumed will be allocated to intangible assets with useful lives not anticipated to exceed 5 years. The estimated purchase price, estimated purchase price allocation and estimated useful lives of intangible assets acquired are preliminary and the final purchase accounting adjustments may differ from aforementioned.
In connection with the ATIAM acquisition, ATIAM entered into three-year employment agreements with four key employees of ATIAM effective October 1, 2007. These employment agreements provide that these four key employees will be compensated at an aggregate annual base salary of $700,000 with bonus compensation at the discretion of the Company’s board. These agreements may be terminated by the Company for “cause” (as such term is defined in the agreements) and without “cause” upon 30 days notice. These agreements may be terminated by the Company without “cause”, in which case the terminated employee will be entitled to their base salary for a period ranging from 6 to 12 months. These agreements also contain non-competition and non-solicitation provisions for the duration of the agreements plus a period ranging from 6 to 12 months after termination of employment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006
Revenues
For the three months ended September 30, 2007 (“third quarter 2007”), we earned revenues of $5,048,139 compared to $3,222,434 for the three months ended September 30, 2006 (“third quarter 2006”), an increase of $1,825,705 or 57%. Revenues include the following:

	For the Three Months
	Ended September 30,
	2007	2006
Commission revenue from carriers excluding periodic bonuses and ISG	$4,064,572	$2,224,224
Periodic bonus revenue from carriers	340,864	—
ISG commission revenue	432,714	668,253
Lead sale revenue	209,989	329,957

Total	$5,048,139	$3,222,434

•	In third quarter 2007 we earned revenues of $4,064,572 excluding revenue associated with ISG and lead revenue as compared to $2,224,224 in third quarter 2006. The primary reasons for the increase is the increase sales, which was the result of the increase in number of licensed insurance agents employed by the Company from 90 at September 30, 2006 to 111 at September 30, 2007 and the increase of the number of insurance products being sold.

•	In third quarter 2007 we earned periodic bonuses from carriers of $340,864 as compared to $0 in 2006. The Company receives bonuses from certain carriers, which are based primarily on the Company’s sales performance and criteria established by carriers, which varies over time and generally do not extend beyond the current calendar year. Accordingly the Company cannot determine what criteria, if any, may be offered by its carriers pertaining to bonuses beyond the current calendar year.

•	In third quarter 2007 we earned revenues of $432,714 relating to ISG as compared to $668,253 in third quarter 2006. We acquired ISG during the second quarter 2006. ISG revenue declined as a result of excess lapsation of inforce business that was caused by significant rate increases implemented by a carrier no longer actively sold by the Company, and to a lesser extent reduced commission rates earned by the Company on new and inforce business.

•	In third quarter 2007 we earned revenues of $209,989 relating to the sale of leads to third parties as compared to $329,957 in third quarter 2006. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reason for the decrease is an increased emphasis on retaining leads for sale by the Company’s employee agents and to a lesser extent better targeting of leads purchased, which results in fewer leads available for resale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
Total Operating Expenses
The Company’s total operating expenses for third quarter 2007 was $8,640,135 as compared to $7,334,578 for third quarter 2006 or an increase of $1,305,557 or 18% as compared to third quarter 2006. Total operating expenses consisted of the following:
•	In third quarter 2007 we incurred salaries, commission and related taxes of $4,413,794 as compared to $3,917,483 for third quarter 2006. Salaries, commission and related taxes consisted of the following:

	For the Three Months
	Ended September 30,
	2007	2006
Salaries, wages and bonuses	$2,806,818	$2,311,342
Share based employee and director compensation	309,157	694,556
Commissions to employees	653,774	449,826
Commissions to non-employees	62,878	85,159
Employee benefits	104,321	94,019
Payroll taxes	221,448	200,021
Severance and other compensation	231,397	14,060
Directors’ compensation	24,001	68,500

Total	$4,413,794	$3,917,483

•	Salaries and wages in third quarter 2007 were $2,806,818 as compared to $2,311,342 for third quarter 2006, an increase of $495,476 or 21%. This increase is the result of the hiring of additional personnel employed by the Company. The Company had 263 and 232 employees at September 30, 2007 and 2006, respectively.

•	Share based employee and director compensation expense was $309,157 in third quarter 2007 as compared to $694,556 in third quarter 2006. Share based employee and director compensation consists of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter. The decrease in expense in third quarter 2007 as compared to third quarter 2006 is the result of the vesting schedules of stock options issued in 2005 and the first quarter of 2006.

•	Commissions to employees were $653,774 in third quarter 2007 as compared to $449,826 in third quarter 2006, an increase of $203,948 or 45%. This increase was the result of an increase in sales that resulted in higher sales commission expense.

•	Commissions to non employees were $62,878 in third quarter 2007 as compared to $85,159 in third quarter 2006. We pay commissions to non employee ISG agents. This decrease was the result of decreased in ISG revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	Severance and other compensation expense was $231,397 in third quarter 2007 as compared to $14,060 in third quarter 2006. The increase was the result of $180,736 higher severance, vehicle and equipment allowances.

•	Lead, advertising and other marketing was $2,177,789 in third quarter 2007 as compared to $1,511,262 in third quarter 2006, an increase of $666,527 or 44%.
•	In third quarter 2007 we had an increase in lead expense of $620,895 as compared to third quarter 2006. As we increase the number of licensed agents we employ, we expect our lead expense to increase in the future in order to facilitate the flow of quality leads to our sale agents.

•	In third quarter 2007 we had an increase in advertising and other marketing of $45,632 as compared to third quarter 2006. The increase is the result of direct mail marketing activities in 2007.
•	Depreciation and amortization expense was $518,088 in third quarter 2007 as compared to $645,802 in third quarter 2006. Depreciation and amortization expense consisted of the following:

	For the Three Months
	Ended September 30,
	2007	2006
Amortization of intangibles acquired as a result of the ISG acquisition	$302,515	$425,685
Amortization of intangibles acquired as a result of the HealthPlan Choice Asset Purchase	—	18,985
Amortization of software and website development	49,543	69,853
Amortization of Internet domain name	13,433	—
Depreciation expense	152,607	131,279

Total	$518,098	$645,802

•	In third quarter 2007 we incurred amortization expense of $302,515 as compared to $425,685 for the intangible assets acquired from ISG. The reason for the decrease in expense is the decline in the purchased commission override revenue due to lapsation and aging of the underlying insurance book of business, which was anticipated in the amortization implemented at the time of the Company’s acquisition of ISG. The ISG acquisition was effective April 3, 2006. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized straight line over the expected useful life of 5 years and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.

•	In third quarter 2006 we recorded amortization expense of $18,985 for the intangible assets acquired as a result of the HealthPlan Choice asset purchase, which was fully amortized in third quarter 2006.

•	In third quarter 2007 we incurred amortization expense of $49,543 compared to $69,853 in third quarter 2006 for the software and website development. Expense in third quarter 2007 pertains to the Company’s new web site whereas third quarter 2006 expense pertains to the Company’s old web site.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	In third quarter 2007 we incurred amortization expense of $13,433 pertaining to the Company’s July 17, 2006 purchase of the Internet domain name www.healthbenefitsdirect.com.

•	In third quarter 2007 we incurred depreciation expense of $152,607 as compared to $131,279 in third quarter 2006. The increase pertains to the depreciation of fixed assets acquired subsequent to September 30, 2006.

•	In third quarter 2007 we incurred rent, utilities, telephone and communications expenses of $669,847 as compared to $536,267 in third quarter 2006. Rent, utilities, telephone and communications expenses consisted of the following:

	For the Three Months
	Ended September 30,
	2007	2006
Rent, utilities and other occupancy	$469,427	$350,579
Telephone and communications	200,420	185,688

Total	$669,847	$536,267

•	In third quarter 2007 we had increases in rent, utilities and other occupancy as compared to third quarter 2006 attributable to the cost of new and larger facilities. We relocated our New York sales office to a larger office in the third quarter of 2006. In November, 2006 we moved our corporate offices in Radnor to a new and larger office.

•	In third quarter 2007 we had an increase in telephone and communications expense as compared to third quarter 2006 due to the increase in the number of sales agents.

•	In third quarter 2007 we incurred professional fees of $383,617 as compared to $206,273 in third quarter 2006, an increase of $177,344. The increase was attributable to legal, accounting, employee recruiting and technology outsourcing fees.

•	In third quarter 2007 we incurred other general and administrative expenses of $476,990 as compared to $517,491 in third quarter 2006, a decrease of $40,501 or 8%. Other general and administrative expenses consisted of the following:

	For the Three Months
	Ended September 30,
	2007	2006
Licensing and appointment	$115,227	$209,789
Travel and entertainment	83,993	70,807
Office expense	212,496	178,074
Other	65,274	58,821

Total	$476,990	$517,491

•	We incur licensing and appointment costs associated with the licensing of our employee insurance agents. In third quarter 2007 we had a decrease in licensing and appointment costs as compared to 2006 due to decreased new agent recruiting and licensing.

•	In third quarter 2007 we had an increase in office expense as compared to 2006 due to increase in office space and operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
Other income (expenses)
Interest income in third quarter 2007 and third quarter 2006 was attributable to interest-bearing cash deposits resulting from the capital raised in private placements.
Interest expense pertains to imputed interest on certain employee obligations.
Net loss
As a result of these factors, we reported a net loss of $3,493,081 or $.10 loss per share in third quarter 2007 as compared to a net loss of $4,061,475 or $0.14 loss per share in third quarter 2006.
NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006
Revenues
For the nine months ended September 30, 2007 (“2007”), we earned revenues of $14,704,547 compared to $7,082,413 for the nine months ended September 30, 2006 (“2006”), an increase of $7,622,134 or 107%. The primary reasons for the increase in revenues is the increase in number of licensed insurance agents employed by the Company, the increase of the number of insurance products being sold and increased lead revenue. Revenues include the following:

	For the Nine months
	Ended September 30,
	2007	2006
Commission revenue from carriers excluding periodic bonuses and ISG	$11,736,573	$5,128,417
Periodic bonus revenue from carriers	853,477	172,858
ISG commission revenue	1,408,571	1,252,688
Lead sale revenue	705,926	528,450

Total	$14,704,547	$7,082,413

•	In 2007 we earned commission revenue from carriers excluding periodic bonuses and ISG revenues of $11,736,573 as compared to $5,128,417 in 2006. The primary reasons for the increase is the increase in number of licensed insurance agents employed by the Company from 90 at September 30, 2006 to 111 at September 30, 2007 and the increase of the number of insurance products being sold.

•	In 2007 we earned periodic bonuses from carriers of $853,477 as compared to $172,858 in 2006. The Company receives bonuses from certain carriers, which are based primarily on the Company’s sales performance and criteria established by carriers and generally do not extend beyond the current calendar year. Accordingly the Company cannot determine what criteria, if any, may be offered by its carriers pertaining to bonuses beyond the current calendar year.

•	In 2007 we earned revenue of $1,408,571 relating to ISG as compared to $1,252,688 in 2006. We acquired ISG during the second quarter of 2006 and we only recognized ISG revenue in the second and third quarters of 2006 whereas we recognized ISG revenue in first, second and third quarters of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	In 2007 we earned revenues of $705,926 relating to the sale of leads to third parties as compared to $528,450 in 2006. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reasons for the increase is an increased emphasis on identifying leads suitable for sale and the increased number of leads purchased.
Total Operating Expenses
The Company’s total operating expenses for 2007 was $24,428,812 as compared to $17,721,684 for 2006 or an increase of $6,707,128 or 38% as compared to 2006. Total operating expenses consisted of the following:
•	In 2007 we incurred salaries, commission and related taxes of $12,329,418 as compared to $9,455,841 for 2006. Salaries, commission and related taxes consisted of the following:

	For the Nine months
	Ended September 30,
	2007	2006
Salaries, wages and bonuses	$7,571,207	$5,615,458
Share based employee and director compensation	1,124,370	1,539,507
Commissions to employees	1,957,612	1,114,067
Commissions to non-employees	272,516	229,410
Employee benefits	322,528	204,875
Payroll taxes	683,293	574,130
Severance and other compensation	305,725	26,560
Directors’ compensation	92,167	151,834

Total	$12,329,418	$9,455,841

•	Salaries and wages were $7,571,207 as compared to $5,615,458 for 2006, an increase of $1,955,749 or 35%. This increase is the result of the hiring of additional personnel employed by the Company.

•	Share based employee and director compensation expense was $1,124,370 in 2007 as compared to $1,539,507 in 2006. Share based employee and director compensation consists of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter. The decrease in expense in 2007 as compared to 2006 is the result of the vesting schedules of stock options issued in 2005 and the first quarter of 2006.

•	Commissions to employees were $1,957,612 in 2007 as compared to $1,114,067 in 2006. The increase was the result of an increase in sales that resulted in higher sales commission expense.

•	Commissions to non employees were $272,516 in 2007 as compared to $229,410 in 2006. We pay commissions to non employee ISG agents. We acquired ISG during the second quarter of 2006 and we only recognized commission expense to non employees in the second and third quarters of 2006 whereas we recognized commission expense to non employees in first, second and third quarters of 2007.

•	Employee benefits expense was $322,528 in 2007 as compared to $204,875 in 2006. The Company implemented an expanded employee benefits package during 2006, which included group medical, dental and life insurance coverage and further enhanced employee benefits in 2007 with the addition of a 401(k) plan. The employee pays the majority of the cost of group insurance coverage.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	Payroll taxes expense was $683,293 in 2007 as compared to $574,130 in 2006. The increase was the result of higher salaries, wages, bonuses and commissions to employees.

•	Severance and other compensation expense was $305,725 in 2007 as compared to $26,560 in 2006. The increase was the result of $180,736 higher severance, vehicle and equipment allowances.

•	Lead, advertising and other marketing was $5,973,442 in 2007 as compared to $3,082,819 in 2006, an increase of $2,890,623 or 94%.
•	In 2007 we had an increase in lead expense of $2,729,057 as compared to 2006. As we increase the number of licensed agents we employ, we expect our lead expense to increase in the future in order to facilitate the flow of quality leads to our sale agents.

•	In 2007 we had an increase in advertising and other marketing of $161,566 as compared to 2006, which increased as a result of direct mail marketing activities in 2007.
•	Depreciation and amortization expense was $1,631,172 in 2007 as compared to $1,485,115 in 2006. Depreciation and amortization expense consisted of the following:

	For the Nine months
	Ended September 30,
	2007	2006
Amortization of intangibles acquired as a result of the ISG acquisition	$966,415	$905,821
Amortization of intangibles acquired as a result of the HealthPlan Choice Asset Purchase	—	186,518
Amortization of software and website development	186,040	103,332
Amortization of Internet domain name	40,300	—
Depreciation expense	438,417	289,444

Total	$1,631,172	$1,485,115

•	In 2007 we incurred amortization expense of $966,415 as compared to $905,821 for the intangible assets acquired from ISG. The ISG acquisition was effective April 3, 2006. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized straight line over the expected useful life of 5 years and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.

•	In 2006 we recorded amortization expense of $186,518 for the intangible assets acquired as a result of the HealthPlan Choice asset purchase, which was fully amortized in 2006.

•	In 2007 we incurred amortization expense of $186,040 compared to $103,332 in 2006 for the software and website development. As of September 30, 2006, the Company determined that intangible assets pertaining to the Company’s former website were impaired. Expense in 2007 pertains to the Company’s new web site whereas 2006 expense pertains to the Company’s old web site.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	In 2007 we incurred amortization expense of $40,300 pertaining to the Company’s July 17, 2006 purchase of the Internet domain name www.healthbenefitsdirect.com.

•	In 2007 we incurred depreciation expense of $438,417 as compared to $289,444 in 2006 period. The increase pertains to the depreciation of fixed assets acquired subsequent to September 30, 2006.

•	In 2007 we incurred rent, utilities, telephone and communications expense of $1,934,299 as compared to $1,323,462 in 2006. Rent, utilities, telephone and communications expenses consisted of the following:

	For the Nine months
	Ended September 30,
	2007	2006
Rent, utilities and other occupancy	$1,348,518	$903,857
Telephone and communications	585,781	419,605

Total	$1,934,299	$1,323,462

•	In 2007 we had increases in rent, utilities and other occupancy as compared to 2006 attributable to the cost of new and larger facilities. We relocated our New York sales office to a larger office in the third quarter of 2006. In November, 2006 we moved our corporate offices in Radnor to a new and larger office.

•	In 2007 we had an increase in telephone and communications expense as compared to 2006 due to the increase in the number of sales agents.

•	In 2007 we incurred professional fees of $1,277,345 as compared to $994,535 in 2006, an increase of $282,810 primarily attributable to technology outsourcing fees and to a lesser extent employee recruiting, legal, and accounting fees.

•	In 2007 we incurred other general and administrative expenses of $1,283,126 as compared to $1,379,912 in 2006, a decrease of $96,786 or 7%. Other general and administrative expenses consisted of the following:

	For the Nine months
	Ended September 30,
	2007	2006
Licensing and appointment fees	$325,832	$466,573
Travel and entertainment	250,703	276,050
Office expense	579,678	430,543
Cost of integrating HealthPlan Choice Atlanta office as a satellite sales office	—	102,615
Other	126,913	104,131

Total	$1,283,126	$1,379,912

•	We incur licensing and appointment costs associated with the licensing of our employee insurance agents. In 2007 we had a decrease in licensing and appointment costs as compared to 2006 due to decreased growth rate in new agent recruiting and licensing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
•	During 2006 we incurred $102,615 pertaining to the cost of integrating HealthPlan Choice’s office as our Atlanta satellite sales office, which we subsequently closed in the fourth quarter of 2006.

•	In 2007 we had an increase in office expense as compared to 2007 due to increase in office space and operations.
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
Interest expense in 2007 pertains to imputed interest on certain employee obligations whereas interest expense in 2006 pertains to both our closed line of credit, which was repaid in full during the second quarter of 2006, and imputed interest on certain employee obligations.
Net loss
As a result of these factors, we reported a net loss of $9,468,718 or $0.29 loss per share in 2007 as compared to a net loss of $10,338,320 or $0.38 loss per share in 2006.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2007, we had a cash balance of $8,868,990 and working capital of $467,940.
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
In connection with the 2007 private placement, the Company paid the placement agents an aggregate placement fee equal to $787,500 plus the reimbursement of certain expenses in the amount of $42,500. The Company also issued to the placement agents Warrants (the “Placement Agent Warrants”) to purchase in the aggregate 350,000 shares of the Company’s Common Stock with an exercise price of $2.80 and exercisable from September 30, 2007 through March 30, 2010. The Company also incurred legal and other expenses in the amount of $65,240 in connection with the 2007 private placement.

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
At September 30, 2007, we had a restricted cash balance of $1,150,000, which represents money market account balances with a restricted balance pertaining to 2 letters of credit for the benefit of the landlords of the Company’s Deerfield Beach Florida and New York offices. The money market accounts are on deposit with the issuer of the letters of credit. The terms of the Company’s money market accounts and letters of credit allow the Company to receive the interest on the money market accounts but prohibits the Company’s use of the balance.
Net cash used by operations was $3,146,280 in 2007 as compared to net cash used in operations of $5,798,650 in 2006. In 2007 the Company used cash to fund the Company’s net loss of $9,468,718 and:
•	Decreases in accounts receivable of $227,675 related to the collection of bonus commissions earned in the fourth quarter of 2006, increased unearned commission advances and to a lesser extent increased earned revenues;

•	Increases in unearned commission advances of $3,619,793 relating to increased commission payments from certain of the Company’s insurance carriers that advance the Company future commission revenue. The Company has agreements with certain of its insurance carriers whereby the Company’s insurance carriers advance the Company first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. These advance agreements represent a material source of cash to fund the Company’s operations. The Company’s advance agreement with its largest insurance carrier cannot exceed $9,000,000, can be terminated by either party and in the event of termination the Company’s outstanding advance balance can be called by the insurance carrier with 7 days written notice. As of September 30, 2007, the Company’s outstanding advance balance with this carrier was $6,379,064. The Company’s advance agreement with its second largest insurance carrier allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of September 30, 2007, the Company’s outstanding advance balance with this carrier was $1,554,234. During the third quarter of 2007 the Company began receiving first year premium commissions before the commissions are earned from its third largest insurance carrier. The Company’s understanding pertaining to the advance from this carrier is that the carrier may terminate future advances and demand repayment of the outstanding unearned commission advance balance if certain performance standards are not met. As of September 30, 2007, the Company’s outstanding advance balance with this carrier was $634,915.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
In addition to cash used in operating activities, during the nine months ended September 30, 2007 we:
•	Recorded $1,144,845 of stock-based compensation and consulting expense. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied.

•	On February 15, 2007, the Company granted 125,000 restricted shares of Common Stock to each of Charles A. Eissa, the Company’s President and Chief Operating Officer, and Ivan M. Spinner, the Company’s Senior Vice President, in accordance with the terms of the Company’s 2006 Omnibus Equity Compensation Plan (the “Plan”). The shares granted to Messrs. Eissa and Spinner were valued at $3.00 per share and will vest as follows: 50,000 shares on February 15, 2008; 50,000 additional shares on February 15, 2009; 2,083 shares per month on the 15th day of each month thereafter beginning on March 15, 2009 through January 15, 2010; and 2,087 shares on February 15, 2010. The expense pertaining to these restricted stock grants is included in the aforementioned stock based compensation and consulting expense.
Net cash used by investing activities in 2007 was $1,045,022 as compared to $2,896,716 in 2006. The decrease in cash used was primarily attributable to the 2006 purchase of ISG. During the second quarter of 2006 we completed the acquisition of ISG for approximately $1.2 million, capitalization of software development costs of $81,596 and the acquisition of property and equipment of $958,340 including assets acquired as a result of HealthPlan Choice asset purchase. Investing activities in 2007 pertain to internal development of software and the purchase of property and equipment supporting current and future operations.
Net cash provided by financing activities in 2007 was $10,748,510 as compared to $5,335,040 in 2006.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
Acquisition of ATIAM
On October 1, 2007, HBDC Acquisition, LLC (“HBDC Sub”), a Delaware limited liability company and wholly-owned subsidiary of Health Benefits Direct Corporation, a Delaware corporation (the “Company”), entered into an Agreement to Transfer Partnership Interests (the “Bilenia Agreement”) with the former partners (the “Bilenia Partners”) of BileniaTech, L.P., a Delaware limited partnership (“Bilenia”), whereby HBDC Sub purchased all of the outstanding general and limited partnership interests of Atiam Technologies, L.P., a Delaware limited partnership (“Atiam”), owned by the Bilenia Partners. The execution of the Bilenia Agreement and the transfer of the Atiam partnership interests to HBDC Sub there under were conditions precedent to the closing of the Merger Agreement (as defined below) on October 1, 2007 (the “Closing Date”).
The aggregate amount paid by HBDC Sub to the Bilenia Partners for the Atiam partnership interests under the Bilenia Agreement was $1,000,000, consisting of $500,000 in cash and 224,216 shares of Common Stock, which shares had an aggregate value of $500,000 based on the average closing price per share ($2.23) of Company Common Stock on The Over the Counter Bulletin Board on the five consecutive trading days preceding the Closing Date.
In connection with the Bilenia Agreement, the Company and Computer Command and Control Company, a Pennsylvania corporation (“CCCC”), also entered into a Registration Rights Agreement (the “Bilenia Registration Rights Agreement”). Under the terms of the Bilenia Registration Rights Agreement, the Company has agreed to give prompt written notice to CCCC of the registration of any of the Company’s securities under the Securities Act, and CCCC shall have the opportunity, upon 20 days’ written notice to the Company, to request that the shares of Company Common Stock issued to CCCC under the Bilenia Agreement be included in such registration statement. The Company agreed that its current intention is to begin to prepare and file a registration statement with the Commission within 60 days of the Closing Date.
On September 21, 2007, the “Company entered into an Agreement and Plan of Merger (the “Atiam Merger Agreement”) by and among the Company, HBDC, System Consulting Associates, Inc., a Pennsylvania corporation (“SCA”), and the shareholders of SCA party thereto (the “Shareholders”). The Company and SCA closed on the Merger on October 1, 2007.
The Atiam Merger Agreement provided for a business combination whereby SCA would be merged with and into HBDC Sub, with HBDC Sub continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger”). The aggregate amount paid by the Company with respect to all outstanding shares of capital stock of SCA (such amount, the “Atiam Merger Consideration”) was $2,000,000, consisting of (a) $850,000 in cash and (b) 515,697 unregistered shares of Common Stock, which number of shares had a value of $1,150,000 based on the average closing price per share ($2.23) of Common Stock on The Over the Counter Bulletin Board on the five consecutive trading days preceding the closing date. Upon the effectiveness of the Merger, each share of SCA Common Stock issued and outstanding immediately prior to the closing date was converted into the right to receive a pro rata portion of the Merger Consideration. The Company placed certificates representing 134,529 shares, or an amount equal to $300,000, of the Company Common Stock that otherwise would be payable to the Shareholders as Merger Consideration into an escrow account, which shares will be held in escrow for a period of one year to satisfy any indemnification claims by the Company or HBDC Sub under the Atiam Merger Agreement.
In connection with the Atiam Merger Agreement, the Company and Shareholders also entered into a Registration Rights Agreement (the “Shareholder Registration Rights Agreement”). Under the terms of the Shareholder Registration Rights Agreement, the Company has agreed to give prompt written notice to each Shareholder of the registration of any of the Company’s securities under the Securities Act and the Shareholders shall have the opportunity, upon 20 days’ written notice to the Company, to request that the shares of Company Common Stock issued to the Shareholders under the Atiam Merger Agreement be included in such registration statement. The Company agreed that its current intention is to begin to prepare and file a registration statement with the Commission within 60 days of the Closing Date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)
The Company estimates the fair value of SCA, which accounted for Atiam as a majority owned subsidiary, and the remaining minority interest in Atiam not owned by SCA based on the fair value of the aggregate consideration paid by the Company in connection with the Bilenia Agreement and Atiam Merger Agreement, which is estimated at $3,000,000 and will be accounted for using the purchase method of accounting in accordance with SFAS No. 141. We will assign fair values to the individual tangible and intangible assets purchased based on management’s estimates. As a result of the Bilenia Agreement and Atiam Merger Agreement, the Company acquired tangible assets valued at $1,400,000, short-term liabilities valued at $380,000 and long term liabilities consisting of deferred tax liabilities of $197,000. The excess of $3,000,000 over the tangible assets acquired net of liabilities assumed will be allocated to intangible assets with useful lives not anticipated to exceed 5 years. The estimated purchase price, estimated purchase price allocation and estimated useful lives of intangible assets acquired are preliminary and the final purchase accounting adjustments may differ from aforementioned.
In connection with the ATIAM acquisition, ATIAM entered into three-year employment agreements with four key employees of ATIAM effective October 1, 2007. These employment agreements provide that these four key employees will be compensated at an aggregate annual base salary of $700,000 with bonus compensation at the discretion of the Company’s board. These agreements may be terminated by the Company for “cause” (as such term is defined in the agreements) and without “cause” upon 30 days notice. These agreements may be terminated by the Company without “cause”, in which case the terminated employee will be entitled to their base salary for a period ranging from 6 to 12 months. These agreements also contain non-competition and non-solicitation provisions for the duration of the agreements plus a period ranging from 6 to 12 months after termination of employment.

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

PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit No	Description

10.1	Agreement and Plan of Merger, dated as of September 21, 2007, by and among Health Benefits Direct Corporation, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the Shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 26, 2007).

31.1	Certificate of the Chief Executive Officer of Health Benefits Direct Corporation required by rule 13a-14(a) under the Exchange Act.

31.2	Certificate of the Chief Financial Officer of Health Benefits Direct Corporation required by rule 13a-14(a) under the Exchange Act.

32.1	Certificate of the Chief Executive Officer of Health Benefits Direct Corporation required by rule 13a-14(b) under the Exchange Act.

32.2	Certificate of the Chief Financial Officer of Health Benefits Direct Corporation required by rule 13a-14(b) under the Exchange Act.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH BENEFITS DIRECT CORPORATION
Dated: November 14, 2007	By:	/s/ ALVIN H. CLEMENS
Alvin H. Clemens
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2007	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
Chief Financial Officer (Principal Financial and Accounting Officer)