Form 10KSB
period 2007-12-31
HEALTH BENEFITS DIRECT CORP
filed 2008-03-31
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
     Securities registered under Section 12(b) of the Exchange Act: None
     Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑  No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The issuer’s revenues for the fiscal year ended December 31, 2007 were $20,709,750.
     The aggregate market value of the issuer’s common stock held by non-affiliates as of March 26, 2008 was $28,978,035. Shares of common stock held by our executive officers, directors and holders of more than 10% of our outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of March 14, 2008, there were 35,026,384 shares of the issuer’s common equity outstanding.
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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain of the statements contained in this Annual Report on Form 10-KSB , including in the Description of Business, the “Management’s Discussion and Analysis or Plan of Operation (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results and costs associated with the Company’s operations and other similar statements. Various factors, including competitive pressures, market interest rates, changes in insurance carrier mix, regulatory changes, customer and insurance carrier defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and insurance carriers, or the loss of one or more key insurance carrier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements.
The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-KSB, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors, including general business and economic conditions and the risks and uncertainties described in the “Risk Factors” section of this Annual Report on Form 10-KSB , affect our ability to achieve our objectives. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-KSB will prove to be accurate. In addition, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. We may not update these forward-looking statements, even though our situation may change in the future.

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Overview
          The Company was incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp., an exploration stage company engaged in mineral exploration (“Darwin-NV”). On November 22, 2005, Darwin-NV merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation (“Darwin-DE”), solely for the purpose of changing the Company’s state of incorporation from Nevada to Delaware. On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin-DE, was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation (“HBDC”), and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc. Following the merger, Darwin-DE changed its name to Health Benefits Direct Corporation and we began operations in our current form..
          We operate though two business segments, which are the Telesales Business Segment (“Telesales”) and the Atiam Business Segment (“Atiam”).
          Telesales specializes in the direct marketing of health and life insurance and related products to individuals and families. Telesales has developed proprietary technologies and processes to connect prospective insurance customers with Telesales’ agents and service personnel using an integrated on-line platform with call center follow up. Telesales employs licensed agents supported by tele-application, customer service and technology employees for the purpose of providing immediate information to prospective customers and selling insurance products. Telesales receives commission and other fees from the insurance companies on behalf of which it sells insurance products for the sale of such products.
          Atiam is a provider of comprehensive, web-based insurance administration software applications. Atiam’s flagship software product is InsPro, which was introduced 2004. Atiam’s clients include insurance carriers and third party administrators. Atiam realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and consulting and implementation services. We acquired Atiam on October 1, 2007.
Telesales Business Segment
          Telesales is a contact center-based insurance agency that operates an online marketplace enabling consumers to shop for, compare and purchase individual health and life insurance and related products for individuals and families. Our sales platform combines our proprietary, integrated online technology and dialing application to connect consumers who express an interest in purchasing health or life insurance or related products with knowledgeable licensed agents housed in our contact centers.
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
          Our licensed agents assist consumers in sorting through the complicated process of selecting and obtaining health or life insurance or related products by:
•	explaining and clarifying complicated insurance concepts to the consumer;

•	providing useful information about the range of products that our insurance carrier partners offer, including price and terms of coverage;

•	comparing plans and guiding the consumer to the product most suitable for the consumer’s needs and preferences;

•	providing detailed answers to the consumer’s questions and addressing other relevant concerns of the consumer; and

•	explaining the application, issuance and ongoing billing procedures.
          Following the consumer’s selection of a product, we conduct a comprehensive tele-application review in which a trained representative from our tele-application department, following an underwriting script pre-approved by the carrier, completes the application for submission to the carrier’s underwriting department. The tele-application call, which is recorded with the consumer’s express consent, serves as the consumer’s “voice signature” on the application.
          Assuming an applicant meets the insurance carrier’s initial underwriting criteria, the application, along with the tele-application call recording, is submitted electronically to the insurance carrier’s underwriting department. Upon carrier approval of the consumer’s application, the insurance carrier notifies us and, subsequently, our customer service department communicates this approval to the consumer. Alternatively, if the verifying agent determines that a consumer does not meet an insurance carrier’s underwriting criteria for a particular policy, we reconnect the consumer with a licensed agent who reviews additional product alternatives with the consumer. The goal of our sales and tele-application process is to increase efficiency and enhance the likelihood that the application for the consumer’s selected product will meet the insurance carrier’s underwriting criteria and the policy will be issued.
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
          In April 2006, we and our wholly-owned subsidiary, ISG Merger Acquisition Corp., a Delaware corporation (“Merger Sub”), entered into a merger agreement with Insurance Specialist Group Inc. (“ISG”), and Ivan M. Spinner, pursuant to which, among other things, the Merger Sub merged with and into ISG. As consideration for the merger, we made a cash payment of $920,000 and issued 1,000,000 shares of our common stock to Mr. Spinner, the sole stockholder of ISG, in exchange for all of the outstanding stock of

ISG. In connection with this merger, we entered into an employment agreement with Mr. Spinner, under which he was appointed as senior vice president of HBDC II, Inc.. As a result of this merger, ISG became our wholly-owned subsidiary.
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
          Specifically, according to the 2007 Annual Employer Health Benefits Survey by the Kaiser Family Foundation in Menlo Park, California, and the Health Research & Educational Trust in Chicago, Illinois, employers in the U.S. offering health insurance dropped from 69% in 2000 to 60% in 2007 and the percentage of U.S. workers covered by their employers’ health insurance plans dropped from 63% in 2000 to 59% in 2007. Insurance carriers and large agencies, which historically have focused their sales efforts on employer-sponsored group plans, have been slow to react to this increasing demand.
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
          We further believe that a significant opportunity exists to increase our market share in the individual health insurance market through the Insurint quoting technology platform. Insurint is a proprietary, professional-grade, web-based agent portal that aggregates real-time quotes and underwriting information from multiple highly-rated carriers of health and life insurance and related products. Unlike existing health insurance quote engines, Insurint also enables an agent to input responses to a set of questions about the health of proposed insureds to place an insurance policy faster and more accurately. In addition, Insurint offers a suite of sales tools that agents can use to increase their overall sales production. On January 17, 2007 we and Access Plans USA, Inc. (Nasdaq:AUSA) announced a two-year agreement where we will make available our Insurint quoting technology platform to Access Plans USA’s agents who enroll in the program as software-as-a-service. We believe this agreement and similar arrangements can provide us with additional sources of revenue.
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
          We expect to compete on, among other things our ability to expand our offerings, our relationships with insurance carriers and the number of jurisdictions in which we are able to offer products, our ability to enhance a customer’s experience of shopping for health and life insurance and related products through our interactive insurance marketplace and our ability to increase our customer base by increasing our marketing and brand-building efforts.

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
Atiam Business Segment
          We acquired Atiam Technologies, L.P. on October 1, 2007, pursuant to an Agreement and Plan of Merger, whereby System Consulting Associates, Inc. (“SCA”), the majority owner of Atiam, was merged with and into one of our subsidiaries, which now operates our Atiam business segment.
          Our Atiam business segment offers InsPro on a licensed and an ASP (Application Service Provider) basis. InsPro is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business.
          During 2007, we earned revenues from our four Atiam clients as follows; client #1 $474,626, client #2 $344,863, client #3 $225,089 and client #4 $96,450.
          InsPro incorporates a modular design, which enables the customer to purchase only the functionality needed, thus minimizing the customer’s implementation cost and time necessary to implement InsPro. InsPro can be rapidly tailored to the requirements of a wide range of customers from the largest insurance companies and marketing organizations to the smallest third party administrators (“TPA”), operating in environments ranging from a single PC server to the mainframe installations. InsPro currently supports a wide range of distribution channels, including the Internet, traditional direct marketing, agent-booked, individual and group plans, worksite, and association booked business, and supports underwritten as well as guaranteed issued long term care, disability, life, and health insurance products including long term care, comprehensive major medical, disability income, hospital indemnity, medical supplement, dental, AD&D, critical illness, whole life, term life, dread disease, long and short term disability.
          An InsPro software license entitles the purchaser a perpetual license to a copy of the InsPro software installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP Hosting Service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access an instance of InsPro installed on Atiam owned servers located at Atiam’s offices or at a third party’s site.
          Software maintenance fees apply to both licensed and ASP clients. Maintenance fees cover periodic updates to the application and the InsPro Help Desk.
          Consulting and implementation services are generally associated with the implementation of an InsPro instance for either an ASP or licensed client, and cover such activity as InsPro installation, configuration, modification of InsPro functionality, client insurance plan set-up, client insurance document design, and system documentation.
          Atiam markets its products and services directly to prospective insurance carriers and TPAs via trade shows, advertising in industry publications and direct mail.
Competition
          The market for insurance policy administration systems and services are very competitive, rapidly evolving, highly fragmented and subject to rapid technological change. Many of our competitors are more established than we are; have greater name recognition; a larger customer base; have greater financial, technical and marketing resources than Atiam’s. Our competitors may be able to respond more quickly to new or changing technologies, opportunities and customer requirements and may be able to undertake more extensive product development and marketing activities.
          Atiam is focused on the long term care, short term and long term disability, and group life and accidental death and dismemberment segments. Atiam competes with such concerns as International Business Machines Corporation (Genelco Software), Computer Sciences Corporation (FUTUREfirst), Electronic Data Systems Corp. (SOLCORP), and Fiserv Inc. (ID3), as well as with such smaller enterprises as Management Data, Inc. To compete we use proprietary technologies and methods incorporated into InsPro, which provides customers with a user-friendly, flexible, modular and cost-effective insurance administrative software system. We also compete on price with a typical InsPro software license fee ranging from $500,000 to $600,000, compared to $800,000 to $900,000 from our competitors. InsPro’s modular design, scalability and ASP hosting service option makes it a compelling insurance administrative system from small third party administrators to the largest insurance carriers.

Employees
          As of December 31, 2007, we had 271 employees, which included 267 full-time and 4 part-time employees. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement. We believe that the relationship between our management and our employees is good.
Intellectual Property and Proprietary Rights
          We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also have filed patent applications that relate to certain of our technologies and business processes. We currently utilize proprietary software to support our Telesales online platform and proprietary processes and procedures related to customer acquisitions and insurance product sales.
Governmental Regulation
          Our Telesales activities are subject to governmental regulation at both the state and federal level. Our non-insurance activities are subject to governmental regulation much like many other non-insurance companies. Our Telesales insurance carrier partners also are subject to governmental regulation at both the state and federal level. In addition, there are still relatively few laws or regulations specifically addressing our Internet activities. As a result, the manner in which existing laws and regulations could be applied to the Internet in general, and how they relate to our businesses in particular, is unclear in many cases. Such uncertainty arises under existing laws regulating matters including user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement.
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
          Our Telesales direct marketing operations are or may become subject to additional federal and state “do not call” laws and requirements. In January 2003, the Federal Trade Commission amended its rules to provide for a national “do not call” registry. Under these federal regulations, consumers may have their phone numbers added to the national “do not call” registry. Generally, we are prohibited from calling any consumer whose telephone number is listed in the registry unless the consumer has requested or initiated the contact or given his or her prior consent. Enforcement of the Federal “do not call” provisions began in the fall of 2003, and the rule provides for fines of up to $11,000 per violation and other possible penalties. Our current business model relies heavily on outbound calls from our contact centers to consumers. The federal regulations and similar state laws may restrict our ability to effectively market to new consumers the products we sell on behalf of our insurance carrier partners. Furthermore, compliance with these rules may prove difficult, and we may incur penalties for improperly conducting our marketing activities.
Corporate Information
          Our principal executive offices are located at 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087. The principal executive offices of our wholly-owned subsidiary, HBDC II, Inc., are located at 2200 S.W. 10th Street, Deerfield Beach, Florida 33442. The principal executive offices of our wholly-owned subsidiary, Atiam, are located at 350 Baldwin Tower, Eddystone, PA 19022. Our telephone number is (484) 654-2200. Our website address is www.hbdc.com. The information contained on our website is not incorporated by reference into, and does not form any part of, this prospectus.
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
          We also lease approximately 5,524 square feet of space in Eddystone, Pennsylvania. We lease this office space under a lease agreement with BPG Officer VI Baldwin Tower L.P. The term of this lease commenced on August 1, 2007, and will expire on December 31, 2012. The monthly rent increases every 12 months, starting at approximately $8,516 and ending at approximately $9,667.
ITEM 3. LEGAL PROCEEDINGS.
          We are not a party to any material legal proceedings. However, we may become involved in litigation from time to time in the ordinary course of our business. We do not believe that the resolution of these matters will have a significant, adverse impact on our consolidated financial position and/or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          We held our annual meeting of shareholders on November 30, 2007. The following nominees were elected to our board of directors at our annual meeting. The number of votes for each nominee is set forth below:

	Number of Shares	Number of Shares
	Voted in Favor	Withheld
Alvin H. Clemens	30,044,264	440,660
Charles A. Eissa	30,069,264	415,660
John Harrison	30,069,264	415,660
C. James Jensen	30,069,264	415,660
Warren V. Musser	30,069,264	415,660
Sanford Rich	29,998,464	486,660
L.J. Rowell	29,998,464	486,460
Paul Soltoff	29,924,464	560,460
Frederick C. Tecce	30,069,264	415,660

          In addition, each of the following three proposals was approved at the annual meeting. The number of votes for each proposal is set forth below:

	For	Against	Abstain
Proposal to ratify the appointment of Sherb & Co., LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2007	29,745,007	463,660	276,257

Proposal to approve an Amendment to the Company’s Certificate of Incorporation to provide that any action required or permitted to be taken by the stockholders of the Corporation must be effected at a duly called annual or special meeting of such holders and may not be effected by any consent in writing by such holders	21,339,835	4,068,057	2,300
There were no broken non-votes with respect to either of these proposals.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Market Information
          The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCBB. The prices state inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

	High	Low
2006:
First quarter, ended March 31, 2006	$3.69	$1.84
Second quarter, ended June 30, 2006	$4.00	$2.60
Third quarter, ended September 30, 2006	$3.15	$1.90
Fourth quarter, ended December 31, 2006	$3.09	$2.22

2007:
First quarter, ended March 31, 2007	$3.26	$2.55
Second quarter, ended June 30, 2007	$2.93	$2.20
Third quarter, ended September 30, 2007	$2.40	$1.75
Fourth quarter, ended December 31, 2007	$2.60	$1.65

2008
First quarter through March 28, 2008	$1.90	$0.70
Holders of Record
          Based on information furnished by our transfer agent, as of December 31, 2007, we had approximately 161 holders of record of our common stock.
          Our common stock has been quoted on the OTCBB since December 13, 2005 under the symbol HBDT.OB. Prior to that date, there was no active market for our common stock. Based on information furnished by our transfer agent, as of March 14, 2008, we had approximately 161 holders of record of our common stock. We have not declared any cash dividends on our common stock during the last two fiscal years.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
OVERVIEW
Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) operates though two business segments.
The Telesales business segment (“Telesales”) specializes in the direct marketing of health and life insurance and related products to individuals and families. Telesales has developed proprietary technologies and processes to connect prospective insurance customers with Telesales’ agents and service personnel using an integrated on-line platform with call center follow up. Telesales employs licensed agents supported by tele-application, customer service and technology employees for the purpose of providing immediate information to prospective customers and selling insurance products. Telesales receives commission and other fees from the insurance companies for the sale of their products.
The Atiam business segment (“Atiam”) is a provider of comprehensive, web-based insurance administration software applications. Atiam’s flagship software product is InsPro, which was introduced 2004. Atiam’s clients include insurance carriers and third party administrators. Atiam realizes revenue from sale of software licenses, application service provider fees, software maintenance fees and consulting and implementation services.
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
Use of Estimates — Management’s Discussion and Analysis or Plan of Operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets such as intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our Telesales segment generates revenues primarily from the receipt of commissions paid to us by insurance companies based upon the insurance policies sold to consumers through our service. These revenues are in the form of first year, bonus and renewal commissions that vary by company and product. We recognize commission revenue from the sale of primarily health insurance, after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter of our fiscal year due to the bonus system used by many health insurance companies, which pay greater amounts based upon the achievement of certain levels of annual production. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate revenue from the sale of leads to third parties. Such revenues are recognized when we receive notification from those sources of the revenue due to us. Our revenue recognition accounting policy has been applied to all periods presented in this report. The timing between when we submit a consumer’s application for insurance to the insurance company and when we generate revenues has varied over time. The type of insurance product, the insurance company’s premium billing and collection process, and the insurance company’s backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Any changes in the amount of time between submitted application and revenue recognition, which will be influenced by many factors not under our control, will create fluctuations in our operating results and could affect our business, operating results and financial condition.
Our Atiam business segment offers InsPro on a licensed and an ASP (Application Service Provider) basis. An InsPro software license entitles the purchaser a perpetual license to a copy of the InsPro software installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP Hosting Service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access an instance of InsPro installed on Atiam owned servers located at Atiam’s offices or at a 3rd party’s site.
Software maintenance fees apply to both licensed and ASP clients. Maintenance fees cover periodic updates to the application and the InsPro Help Desk.
Consulting and implementation services are generally associated with the implementation of an InsPro instance for either an ASP or licensed client, and cover such activity as InsPro installation, configuration, modification of InsPro functionality, client insurance plan set-up, client insurance document design, and system documentation.
The Company recognizes revenues in accordance with AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. The Company considers fees relating to arrangements with payment terms extending beyond one year to not be fixed or determinable and revenue for these arrangements is recognized as payments become due from the customer. In software arrangements that include more than one InsPro module, the Company allocates the total arrangement fee among the modules based on the relative fair value of each of the modules.
License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance agreements is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed.
The unearned portion of Atiam business segment revenue has been included in the consolidated balance sheet as a liability for unearned revenue.

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
ISG Acquisition
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

We have accounted for the acquisition of ISG using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. The results of ISG’s operations have been included in the Company’s statement of operations as of April 4, 2006. ISG’s operations for the period April 1 through April 4, 2006 are considered immaterial. We calculated the fair value of ISG based on the fair value of the consideration paid for ISG and assigned fair values to the individual tangible and intangible assets purchased based on managements estimates. Our calculation for the consideration paid for ISG in aggregate was $5,154,329 and was made up of the following:

Cash payment to seller	$1,135,000
Fair value of common stock issued to seller	3,310,806
Discounted value of guaranteed future fixed	225,212
Fair value of stock option issued to seller	425381
Estimated direct transaction fees and expenses	57,930

$5,154,329

The fair values of ISG’s assets acquired and liabilities assumed at the date of acquisition as follows:

Cash	$111,024
Accounts receivable	210,889
Deferred compensation advances	256,775
Prepaid expenses and other assets	957
Property and equipment, net	600
Intangible assets	4,964,330
Accrued expenses	(164,549)
Unearned commission advances	(225,697)

$5,154,329

Intangible assets acquired from ISG were assigned the following values: value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value; value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized over five years in proportion to expected future value; and value of an employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over the contractual period, which is a weighted average expected useful life of 3.1 years.
Atiam Acquisition
     On October 1, 2007, HBDC Acquisition, LLC (“HBDC Sub”), a Delaware limited liability company and wholly-owned subsidiary of Health Benefits Direct Corporation, a Delaware corporation (the “Company”), entered into an Agreement to Transfer Partnership Interests (the “Bilenia Agreement”) with the former partners (the “Bilenia Partners”) of BileniaTech, L.P., a Delaware limited partnership (“Bilenia”), whereby HBDC Sub purchased all of the outstanding general and limited partnership interests of Atiam Technologies, L.P., a Delaware limited partnership (“Atiam”), owned by the Bilenia Partners. Bilenia owned approximately 40% of Atiam Technologies, L.P. The execution of the Bilenia Agreement and the transfer of the Atiam partnership interests to HBDC Sub there under were conditions precedent to the closing of the Merger Agreement (as defined below) on October 1, 2007 (the “Closing Date”).
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

On September 21, 2007, the “Company entered into an Agreement and Plan of Merger (the “Atiam Merger Agreement”) by and among the Company, HBDC, System Consulting Associates, Inc., a Pennsylvania corporation (“SCA”), and the shareholders of SCA party thereto (the “Shareholders”). SCA owned approximately 60% of Atiam Technologies, L.P. The Company and SCA closed on the Merger on October 1, 2007.
The Atiam Merger Agreement provided for a business combination whereby SCA was merged with and into HBDC Sub, with HBDC Sub continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger”). The aggregate amount paid by the Company with respect to all outstanding shares of capital stock of SCA (such amount, the “Atiam Merger Consideration”) was $2,000,000, consisting of (a) $850,000 in cash and (b) 515,697 unregistered shares of Common Stock, which number of shares had a value of $1,150,000 based on the average closing price per share ($2.23) of Common Stock on The Over the Counter Bulletin Board on the five consecutive trading days preceding the closing date.
Through October 1, 2007, SCA operated through Atiam. Subsequent to October 1, 2007, SCA was merged into HBDC Sub, which was subsequently renamed Atiam Technologies LLC and operates as the Company’s Atiam business. The results of our Atiam business segment have been included in the Company’s statement of operations as of October 1, 2007. The Company’s Atiam business segment is a provider of comprehensive, web-based insurance administration software applications that support individual insurance products.
The Company accounted for the acquisition of Atiam using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. Our preliminary calculation for the consideration paid for Atiam in connection with the Bilenia Agreement and Atiam Merger Agreement in aggregate was $3,074,288 and was made up of the following:

Cash Payment to Sellers	$1,350,000
Fair Value of Common Stock Issued to Sellers	1,650,006
Estimated Direct Transaction Fees and Expenses	80,738

Estimated Purchase Price	$3,080,744

We estimated the fair values of Atiam’s assets acquired and liabilities assumed at the date of acquisition as follows:

Cash	$608,534
Accounts Receivable	643,017
Prepaid Expenses & Other Assets	22,624
Property and Equipment , net	158,819
Other Assets	3,400
Intangible Assets	2,097,672
Accounts Payable	(34,278)
Accrued Expenses	(122,675)
Income Taxes Payable	(157,288)
Deferred Revenue	(120,000)
Long and short term capital lease obligations	(19,081)

$3,080,744

Intangible assets acquired from Atiam were assigned the following values: value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years; value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years; and employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.

The estimated purchase price, estimated purchase price allocation and estimated useful lives of intangible assets acquired are preliminary and the final purchase accounting adjustments may differ from aforementioned.
RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006
Results of Operations for the Telesales and Atiam Business Segments
Subsequent to October 1, 2007, SCA was merged into HBDC Sub, which was subsequently renamed Atiam Technologies LLC and operates as the Company’s Atiam business segment. The results of our Atiam business segment have been included in the Company’s statement of operations as of October 1, 2007. SCA and Atiam’s results prior to October 1, 2007 have been excluded from the Company’s statement of operations.
Revenues
For the year ended December 31, 2007 (“2007”), we earned revenues of $20,709,750 compared to $12,240,101 for the year ended December 31, 2006 (“2006”), an increase of $8,496,649 or 69%. The primary reasons for the increase in revenues is the increase in number of licensed insurance agents employed by the Telesales segment, the increase of the number of insurance products being sold and increased lead revenue. Revenues include the following:

	For the Year
	Ended December 31,
	2007	2006
Commission revenue from carriers excluding periodic bonuses and ISG	$16,043,563	$8,764,110
Periodic bonus revenue from carriers	843,311	812,741
ISG commission revenue	1,821,958	1,845,463
Lead sale revenue	859,890	817,787

Telesales business segment	19,568,722	12,240,101

Consulting and implementation services	668,674	—
ASP revenue	244,854	—
Sales of software licenses	137,500	—
Maintenance revenue	90,000	—

Atiam business segment	1,141,028	—

Total	$20,709,750	$12,240,101

•	In 2007 we earned commission revenue from carriers excluding periodic bonuses and ISG revenues of $16,043,563 as compared to $8,764,110 in 2006. The primary reasons for the increase is the increase in number of licensed insurance agents employed by the Telesales segment from 91 at December 31, 2006 to 118 at December 31, 2007 and the increase of the number of insurance products being sold.

•	In 2007 we earned periodic bonuses from carriers of $843,311 as compared to $812,741 in 2006. The Telesales segment receives bonuses from certain carriers, which are based primarily on the Telesales segment’s sales performance and criteria established by carriers and generally do not extend beyond the current calendar year. Accordingly the Company cannot determine what criteria, if any, may be offered by its carriers pertaining to bonuses beyond the current calendar year.

•	In 2007 we earned revenue of $1,821,958 relating to ISG as compared to $1,845,463 in 2006. ISG revenue declined as a result of excess lapsation of inforce business that was caused by significant rate increases implemented by a carrier no longer actively sold by the Telesales segment, and to a lesser extent reduced commission rates earned by the Telesales segment on new and inforce business.

•	In 2007 we earned revenues of $859,890 relating to the sale of leads to third parties as compared to $817,787 in 2006. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reasons for the increase is an increased emphasis on identifying leads suitable for sale and the increased number of leads purchased.
Total Operating Expenses
The Company’s total operating expenses for 2007 was $35,037,791 as compared to $26,551,476 for 2006 or an increase of $8,486,315 or 32% as compared to 2006. Total operating expenses consisted of the following:

	For the Year
	Ended December 31,
	2007	2006
Telesales business segment	$34,094,253	$26,551,476
Atiam business segment	943,538	—

Total	$35,037,791	$26,551,476

•	Operating expenses increased primarily due to higher lead expense and an increased number of employees associated with the increased sales activity in the Telesales business segment.
Telesales’ operating expenses consisted of the following:

	For the Year
	Ended December 31,
	2007	2006
Salaries, commission and related taxes	$17,077,101	$13,879,612
Lead, advertising and other marketing	8,478,643	5,190,342
Depreciation and amortization	2,154,916	2,146,703
Rent, utilities, telephone and communication	2,658,471	1,970,274
Professional fees	1,915,223	1,428,615
Other general and administrative	1,809,899	1,935,930

Total	$34,094,253	$26,551,476

Atiam’s operating expenses consisted of the following:

	For the Year
	Ended December 31,
	2007	2006
Salaries, commission and related taxes	$467,066	$—
Lead, advertising and other marketing	11,052	—
Depreciation and amortization	131,851	—
Rent, utilities, telephone and communication	62,264	—
Professional fees	146,884	—
Other general and administrative	124,421	—

Total	$943,538	$—

Other income (expenses)
Effective June 30, 2007, the Company executed a software license agreement with Atiam Technologies L.P., which granted the Company a non-exclusive perpetual and irrevocable license to use certain modules of Atiam’s policy insurance software (“InsPro”) for internal use in Telesales. As of December 31, 2007, we determined that the portion of license fee paid for the policy administration module was impaired as a result of the absence of definitive plans to implement this module for internal use in Telesales. The Company recorded a $125,000 expense in the fourth quarter of 2007 to write-off the value of this asset.
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
Net loss
As a result of these factors, we reported a net loss of $14,153,425 or $0.43 loss per share in 2007 as compared to a net loss of $13,967,824 or $0.51 loss per share in 2006.

Results of Operations for Telesales Business Segment
Revenues
For the year ended December 31, 2007 (“2007”), we earned revenues of $19,568,722 compared to $12,240,101 for the year ended December 31, 2006 (“2006”), an increase of $7,328,621 or 60%. The primary reasons for the increase in revenues is the increase in number of licensed insurance agents employed by the Telesales segment, the increase of the number of insurance products being sold and increased lead revenue. Revenues include the following:

	For the Year
	Ended December 31,
	2007	2006
Commission revenue from carriers excluding periodic bonuses and ISG	$16,043,563	$8,764,110
Periodic bonus revenue from carriers	843,311	812,741
ISG commission revenue	1,821,958	1,845,463
Lead Sale Revenue	859,890	817,787

Total	$19,568,722	$12,240,101

•	In 2007 we earned commission revenue from carriers excluding periodic bonuses and ISG revenues of $16,043,563 as compared to $8,764,110 in 2006. The primary reasons for the increase is the increase in number of licensed insurance agents employed by the Telesales segment from 91 at December 31, 2006 to 118 at December 31, 2007 and the increase of the number of insurance products being sold.

•	In 2007 we earned periodic bonuses from carriers of $843,311 as compared to $812,741 in 2006. The Telesales segment receives bonuses from certain carriers, which are based primarily on the Telesales segment’s sales performance and criteria established by carriers and generally do not extend beyond the current calendar year. Accordingly the Company cannot determine what criteria, if any, may be offered by its carriers pertaining to bonuses beyond the current calendar year.

•	In 2007 we earned revenue of $1,821,958 relating to ISG as compared to $1,845,463 in 2006. ISG revenue declined as a result of excess lapsation of inforce business that was caused by significant rate increases implemented by a carrier no longer actively sold by the Telesales segment, and to a lesser extent reduced commission rates earned by the Telesales segment on new and inforce business.

•	In 2007 we earned revenues of $859,890 relating to the sale of leads to third parties as compared to $817,787 in 2006. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reasons for the increase is an increased emphasis on identifying leads suitable for sale and the increased number of leads purchased.

Total Operating Expenses
The Telesales segment’s total operating expenses for 2007 was $34,094,253 as compared to $26,551,476 for 2006 or an increase of $7,542,777 or 28% as compared to 2006. Total operating expenses consisted of the following:
•	In 2007 we incurred salaries, commission and related taxes of $17,077,101 as compared to $13,879,612 for 2006. Salaries, commission and related taxes consisted of the following:

	For the Year
	Ended December 31,
	2007	2006
Salaries, wages and bonuses	$10,462,015	$8,002,390
Share based employee and director compensation	1,751,556	2,070,831
Commissions to employees	2,634,257	1,714,167
Commissions to non-employees	398,900	370,871
Employee benefits	433,099	210,577
Payroll taxes	920,957	782,934
Severance and other compensation	365,651	498,508
Directors’ compensation	110,666	229,334

Total	$17,077,101	$13,879,612

•	Salaries and wages were $10,462,015 as compared to $8,002,390 for 2006, an increase of $2,459,625 or 31%. This increase is the result of the hiring of additional personnel employed by the Telesales segment. The Telesales segment had 253 and 191 employees at December 31, 2007 and 2006, respectively.

•	Share based employee and director compensation expense was $1,751,556 in 2007 as compared to $2,070,831 in 2006.
•	Share based employee and director compensation consists of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter. The decrease in expense in 2007 as compared to 2006 is the result of the vesting schedules of stock options issued in 2005 and the first quarter of 2006.

•	On September 10, 2007 the Company and Mr. Brauser entered into a Separation and Transitional Services Agreement, which among other things extended the exercisable period of Mr. Brauser’s exercisable options for an additional year. The Company recorded $106,925 of compensation expense as a result of the modification of Mr. Brauser’s options, which was valued as of September 10, 2007 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 50%, risk free interest rate of 4.77%, expected life of 2 years and 0% assumed dividend yield.

•	On December 7, 2007 the Company and Mr. Frohman entered into an Amendment Agreement to the Separation Agreement, which among other things extended the exercisable period of Mr. Frohman’s exercisable options for an additional year and terminated all future severance payments from the Company to Mr. Frohman. The Company recorded $105,501 of compensation expense as a result of the modification of Mr. Frohman’s options, which was valued as of December 7, 2007 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 48%, risk free interest rate of 3.32%, expected life of 1 year and 0% assumed dividend yield.

•	Commissions to employees were $2,634,257 in 2007 as compared to $1,714,167 in 2006. The increase was the result of an increase in sales that resulted in higher sales commission expense.

•	Commissions to non employees were $398,900 in 2007 as compared to $370,871 in 2006. We pay commissions to non employee ISG agents. We acquired ISG during the second quarter of 2006 and we only recognized commission expense to non employees in the second and third quarters of 2006 whereas we recognized commission expense to non employees in first, second and third quarters of 2007.

•	Employee benefits expense was $433,099 in 2007 as compared to $210,577 in 2006. The Company implemented an expanded employee benefits package during 2006, which included group medical, dental and life insurance coverage and further enhanced employee benefits in 2007 with the addition of a 401(k) plan. The employee pays the majority of the cost of group insurance coverage.

•	Payroll taxes expense was $920,957 in 2007 as compared to $782,934 in 2006. The increase was the result of higher salaries, wages, bonuses and commissions to employees.

•	Severance and other compensation expense was $365,651 in 2007 as compared to $498,508 in 2006. The decrease was the result of severance.
•	In 2006 the Company incurred $402,569 of severance expense pertaining to the former CEO, which included a $389,119 accrued liability for the future value of the payments under the separation agreement plus $13,450 for severance payments in 2006. On December 7, 2006, Scott Frohman resigned as our Chief Executive Officer and as one of our directors. In connection with Mr. Frohman’s resignation, we and Mr. Frohman entered into a separation agreement dated December 7, 2006. The separation agreement provided among other things for the payment to Mr. Frohman of his current monthly salary for a period of 18 months, less taxes, in satisfaction of all obligations under the employment agreement, and in recognition that a material portion is in consideration of Mr. Frohman’s confidentiality, non-competition and non-solicitation obligations. The separation agreement further provided that upon his termination of employment, Mr. Frohman’s option to purchase 600,000 shares of our common stock, exercisable at $2.50 per share and originally granted on November 10, 2005, will become vested as to 375,000 shares (150,000 of which were already vested and 225,000 of which became vested on December 7, 2006). The separation agreement provided that these 375,000 remain exercisable by Mr. Frohman for one year following the separation date. The option will terminate with respect to the remaining 225,000 shares that will not become vested under the separation agreement.

•	In 2007 the Company incurred ($0) of severance expense pertaining to the former CEO and $229,852 pertaining to other employees. On December 7, 2007 we and Mr. Frohman entered into an Amendment to the Separation Agreement (the “Amendment Separation Agreement”). The Amendment Separation Agreement terminated the Company’s future severance payments to Mr. Frohman and extended the post termination expiration period of Mr. Frohman’s outstanding employee stock options until December 7, 2008.
•	Lead, advertising and other marketing was $8,478,643 in 2007 as compared to $5,190,342 in 2006, an increase of $3,288,301 or 63% due to increase in the number of leads purchased, cost per lead and lower conversion rates in 2007 compared to 2006.

•	Depreciation and amortization expense was $2,154,916 in 2007 as compared to $2,146,703 in 2006. Depreciation and amortization expense consisted of the following:

	For the Year
	Ended December 31,
	2007	2006
Amortization of intangibles acquired as a result of the ISG acquisition	$1,287,397	$1,286,665
Amortization of intangibles acquired as a result of the HealthPlan Choice Asset Purchase	—	240,643
Amortization of software and website development	223,081	175,523
Amortization of internet domain name	53,733	26,867
Depreciation expense	590,705	417,005

Total	$2,154,916	$2,146,703

•	In 2007 we incurred amortization expense of $1,287,397 as compared to $1,286,665 for the intangible assets acquired from ISG. The ISG acquisition was effective April 3, 2006. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized over five years in proportion to expected future value and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.

•	In 2006 we recorded amortization expense of $240,643 for the intangible assets acquired as a result of the HealthPlan Choice asset purchase, which was fully amortized in 2006.

•	In 2007 we incurred amortization expense of $223,081 compared to $175,523 in 2006 for the software and website development. As of September 30, 2006, the Company determined that intangible assets pertaining to the Company’s former website were impaired. Expense in 2007 pertains to the Company’s new web site whereas 2006 expense pertains to the Company’s old web site.

•	In 2007 we incurred amortization expense of $53,733 as compared to $26,867 pertaining to the Company’s July 17, 2006 purchase of the Internet domain name www.healthbenefitsdirect.com.

•	In 2007 we incurred depreciation expense of $590,705 as compared to $417,005 in 2006 period. The increase pertains to the depreciation of fixed assets acquired subsequent to December 31, 2006.

•	In 2007 we incurred rent, utilities, telephone and communications expense of $2,658,471 as compared to $1,970,274 in 2006. Rent, utilities, telephone and communications expenses consisted of the following:

	For the Year
	Ended December 31,
	2007	2006
Rent, utilities and other occupancy	$1,848,632	$1,359,493
Telephone and communications	809,839	610,781

Total	$2,658,471	$1,970,274

•	In 2007 we had increases in rent, utilities and other occupancy as compared to 2006 attributable to the cost of new and larger facilities. We relocated our New York sales office to a larger office in the third quarter of 2006. In November, 2006 we moved our corporate offices in Radnor to a new and larger office.

•	In 2007 we had an increase in telephone and communications expense as compared to 2006 due to the increase in the number of sales agents.

•	In 2007 we incurred professional fees of $1,915,223 as compared to $1,428,615 in 2006, an increase of $486,608 primarily attributable to technology outsourcing fees and to a lesser extent accounting and employee recruiting fees.

•	In 2007 we incurred other general and administrative expenses of $1,809,899 as compared to $1,935,930 in 2006, a decrease of $126,031 or 7%. Other general and administrative expenses consisted of the following:

	For the Year
	Ended December 31,
	2007	2006
Licensing and appointment fees	$440,240	$625,170
Travel and entertainment	301,206	353,720
Office expense	824,181	660,128
Cost of integrating HealthPlan Choice Atlanta office as a satellite sales office	—	103,412
Other	244,272	193,500

Total	$1,809,899	$1,935,930

•	We incur licensing and appointment costs associated with the licensing of our employee insurance agents. In 2007 we had a decrease in licensing and appointment costs as compared to 2006 due to decreased growth rate in new agent recruiting and licensing.

•	During 2006 we incurred $103,412 pertaining to the cost of integrating HealthPlan Choice’s office as our Atlanta satellite sales office, which we subsequently closed in the fourth quarter of 2006.

•	In 2007 we had an increase in office expense as compared to 2007 due to increase in office space and operations.

Loss from operations
As a result of these factors, we reported a loss from operations of $14,525,531 in 2007 as compared to a loss from operations of $14,311,375 in 2006 in the Telesales business segment.
Results of Operations for the Atiam Business Segment
Revenues
For the year ended December 31, 2007 (“2007”), we earned revenues of $1,141,028, which consisted of the following:

	For the Year
	Ended December 31,
	2007	2006
Consulting and Implementation Services	$668,674	$—
ASP Revenue	244,854	—
Sales and Software Licenses	137,500	—
Maintenance Revenue	90,000	—

Total	$1,141,028	$—

For 2007 we earned revenues from four clients as follows:

	For the Year
	Ended December 31,
	2007	2006
Client 1	$474,626	$—
Client 2	344,863	—
Client 3	225,089	—
Client 4	96,450	—

	$1,141,028	$—

•	Consulting and implementation services consulting revenues primarily from two InsPro clients. One client is implementing a software licensed application of InsPro, which is anticipated for completion in 2008, whereas the second client is implementing an ASP InsPro application, which is also anticipated to be completed in 2008. Implementation services provided to these clients included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•	In 2007 we earned ASP revenue from 4 InsPro clients.

•	In 2007 we earned software license revenue from a single InsPro client.

•	In 2007 we earned maintenance revenues from two maintenance agreements with a single client.

Total Operating Expenses
The Atiam business segment’s total operating expenses for 2007 was $943,538 and consisted of the following:
•	In 2007 we incurred salaries, commission and related taxes of $467,066. Salaries, commission and related taxes consisted of the following:

	For the Year
	Ended December 31,
	2007	2006
Salaries, wages and bonuses	$410,962	$—
Employee benefits	29,405	—
Payroll taxes	26,699	—

Total	$467,066	$—

•	The Atiam business segment had 18 employees at December 31, 2007.

•	The Atiam business segment’s employee benefits package in 2007 included group medical, dental and disability insurance coverage. Effective in 2008, Atiam business segment employees will be covered by the Company’s employee benefit program, which will include participation in the Company’s a 401(k) plan.
•	Lead, advertising and other marketing was $11,052 and consisted of marketing and conference fees.

•	Depreciation and amortization expense was $131,851 in 2007. Depreciation and amortization expense consisted of the following:

	For the Year
	Ended December 31,
	2007	2006
Amortization of intangibles acquired as a result of the Atiam acquisition	$117,020	$—
Depreciation expense	14,831	—

Total	$131,851	$—

•	In 2007 we incurred amortization expense of $117,020 for the intangible assets acquired from Atiam. The Atiam acquisition was effective October 1, 2007. Intangible assets acquired from Atiam were assigned the following values: value of client contracts and relationships other than license with an assigned value of $1,089,222 amortized straight line over five years; value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years; and employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.

•	In 2007 we incurred depreciation expense of $14,831 primarily from assets acquired from Atiam.

•	In 2007 we incurred rent, utilities, telephone and communications expense of $62,264. Rent, utilities, telephone and communications expenses consisted of the following:

	For the Year
	Ended December 31,
	2007	2006
Rent, utilities and other occupancy	$46,248	$—
Telephone and communications	16,016	—

Total	$62,264	$—

•	In 2007 we incurred professional fees of $146,884, which pertains to outsourced system development costs and to a lesser extent legal services.
•	In 2007 we incurred other general and administrative expenses of $124,421. Other general and administrative expenses consisted of the following:

	For the Year
	Ended December 31,
	2007	2006

Office expenses	$114,652	$—
Travel and entertainment	21,894	—
Other	(12,125)	—

Total	$124,421	$—

•	We incur computer processing fees associated with ASP hosting services. Atiam has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee. This third party provides Atiam with hosting services for our client’s ASP production and test environments.
•	We incur computer hardware and software cost, which consists of equipment rental and software licensing and maintenance expenses.
•	We incur travel and entertainment expense in connection with marketing, sales and implementation of InsPro at client locations.
•	Other includes change in allowance for doubtful collection of accounts receivable.
Gain from operations
As a result of these factors, we reported a gain from operations of $197,490 in 2007 in the Atiam business segment.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2007, we had a cash balance of $5,787,585 and working capital deficit of $3,459,567.
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
In connection with the 2007 private placement, the Company paid the placement agents an aggregate placement fee equal to $787,500 plus the reimbursement of certain expenses in the amount of $42,500. The Company also issued to the placement agents Warrants (the “Placement Agent Warrants”) to purchase in the aggregate 350,000 shares of the Company’s Common Stock with an exercise price of $2.80 and exercisable from December 31, 2007 through March 30, 2010. The Company also incurred legal and other expenses in the amount of $65,240 in connection with the 2007 private placement.
During 2007 certain holders of the warrants issued in connection with the private placement completed in 2006 exercised their warrants to purchase in aggregate 225,000 shares of our common stock at an exercise price of $1.50 per share for an aggregate exercise price of $337,500.
At December 31, 2007, we had a restricted cash balance of $1,150,000, which represents money market account balances with a restricted balance pertaining to two letters of credit for the benefit of the landlords of the Company’s Florida and New York offices. The money market accounts are on deposit with the issuer of the letters of credit. The Company receives the interest on the money market accounts.
Net cash used by operations was $5,500,884 in 2007 as compared to net cash used in operations of $6,512,019 in 2006. In 2007 the Company used cash to fund the Company’s net loss of $14,136,599 and:
•	Decreases in accounts receivable of $1,140,843 related to the collection of bonus commissions earned in the fourth quarter of 2006;

•	Increases in unearned commission advances of $3,295,468 relating to increased commission payments from certain of the Company’s insurance carriers that advance the Company future commission revenue. The Company has agreements with certain of its insurance carriers whereby the Company’s insurance carriers advance the Company first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. These advance agreements represent a material source of cash to fund the Company’s operations. The Company’s advance agreement with its largest insurance carrier cannot exceed $9,000,000, can be terminated by either party and in the event of termination the Company’s outstanding advance balance can be called by the insurance carrier with 7 days written notice. As of December 31, 2007, the Company’s outstanding advance balance with this carrier was $6,240,207. The Company’s advance agreement with its second largest insurance carrier allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of December 31, 2007, the Company’s outstanding advance balance with this carrier was $1,123,950. During the third quarter of 2007 the Company began receiving first year premium commissions before the commissions are earned from its third largest insurance carrier. The Company’s understanding pertaining to the advance from this carrier is that the carrier may terminate future advances and demand repayment of the outstanding unearned commission advance balance if certain performance standards are not met. As of December 31, 2007, the Company’s outstanding advance balance with this carrier was $892,637.

In addition to cash used in operating activities in 2007 we:
•	Recorded $1,772,031 of stock-based compensation and consulting expense. Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied.

•	On February 15, 2007, the Company granted 125,000 restricted shares of Common Stock to each of Charles A. Eissa, the Company’s President and Chief Operating Officer, and Ivan M. Spinner, the Company’s Senior Vice President, in accordance with the terms of the Company’s 2006 Omnibus Equity Compensation Plan (the “Plan”). The shares granted to Messrs. Eissa and Spinner were valued at $3.00 per share and will vest as follows: 50,000 shares on February 15, 2008; 50,000 additional shares on February 15, 2009; 2,083 shares per month on the 15th day of each month thereafter beginning on March 15, 2009 through January 15, 2010; and 2,087 shares on February 15, 2010. The expense pertaining to these restricted stock grants is included in the aforementioned stock based compensation and consulting expense.

•	On December 15, 2007 the Company issued 75,000 unrestricted shares of its Common Stock to certain Directors of the Company in accordance with the Company’s Non Employee Director Compensation Plan, which were valued at $161,250 based on the $2.15 closing price of our Common Stock on the OTCBB on December 14, 2007.
Net cash used by investing activities in 2007 was $1,887,020 as compared to $3,199,170 in 2006. In 2007 we used $1.35 million of cash to Purchase Atiam less $0.6 MM of cash acquired from Atiam compared to our use of $1.2 million of cash in 2006 to purchase ISG.
•	Investing activities in 2007 pertain to internal development of software and the purchase of property and equipment supporting current and future operations.

•	During the second quarter of 2006 we completed the acquisition of ISG for approximately $1.2 million, capitalization of software development costs of $81,596 and the acquisition of property and equipment of $958,340 including assets acquired as a result of HealthPlan Choice asset purchase.
In addition to cash used in investing activities in 2007 we issued 739,913 shares of our common stock in connection with the acquisition of Atiam as follows:
•	On October 1, 2007, the Company entered into the Bilenia Agreement whereby the Company purchased all of the outstanding general and limited partnership interests of Atiam Technologies, L.P. owned by the Bilenia Partners. The aggregate amount paid by HBDC Sub to the Bilenia Partners for the Atiam partnership interests under the Bilenia Agreement was $1,000,000, consisting of $500,000 in cash and 224,216 shares of Common Stock, which shares had an aggregate value of $500,000 based on the average closing price per share ($2.23) of Company Common Stock on The Over the Counter Bulletin Board on the five consecutive trading days preceding the Closing Date.

•	On September 21, 2007, the Company entered into the Atiam Merger Agreement by and among the Company, HBDC, SCA and the shareholders of SCA. The Atiam Merger Agreement provided for a business combination whereby SCA would be merged with and into HBDC Sub, with HBDC Sub continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. The aggregate amount paid by the Company with respect to all outstanding shares of capital stock of SCA was $2,000,000, consisting of $850,000 in cash and 515,697 unregistered shares of Common Stock, which number of shares had a value of $1,150,000 based on the average closing price per share ($2.23) of Common Stock on The Over the Counter Bulletin Board on the five consecutive trading days preceding the closing date.

Net cash provided by financing activities in 2007 was $10,863,708 as compared to $5,589,544 in 2006.
•	In 2007 we completed a private placement with certain institutional and individual accredited investors and issued 5,000,000 shares of our Common Stock, par value $0.001 per share and warrants to purchase 2,500,000 shares of our Common Stock. Gross proceeds were $11,250,000 and placement and other fees paid in connection with the 2007 private placement were $895,240.

•	In 2007 certain holders of the Company’s warrants exercised their warrants to purchase in aggregate 300,000 shares of the Company’s common stock at an exercise price of $1.50 per share and the Company received $450,000.

•	In 2007 the Company’s Atiam business segment has entered into several capital lease obligations during 2007 to purchase equipment used for operations.

•	In 2006 the Company completed a private placement, which began in 2005. During the first quarter of 2006 we received net proceeds from the sale of common stock of $6,164,174.

•	In 2006 Alvin Clemens exercised an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $1 per share and the Company received $200,000.

•	In 2006 we disbursed $1,150,000 from cash and deposited this amount into a certificate of deposit, which is reported as restricted cash. The certificate of deposit, which was subsequently converted into an interest bearing money market account, on deposit with the same bank that issued 2 letters of credit for the benefit of the Company’s landlords of our new Florida and New York offices.

•	In 2006 we repaid our $399,630 outstanding balance of a line of credit with Regions Bank dated August 2004. The Company has no further obligations regarding this line of credit and this line of credit is not available for future borrowing.
Subsequent Events
2008 Closure of New York Sales Office and Associated Reduction in Staffing
During the first quarter of 2008, we closed our sales office located in New York. The New York office accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue.
As a result of the closure, we terminated 47 employees, including 34 sales agents. We also eliminated 16 positions that were vacated subsequent to December 31, 2007, which included 8 sales agents.
We have not completed a determination of the impairment of long term assets as a result of the closure. The long term assets, which may be impaired, include property and equipment net of depreciation of approximately $290,000. We anticipate completing an impairment determination during the first quarter of 2008.

2008 Issuance of Common Stock and Warrants
On March 31, 2008, we entered into Securities Purchase Agreements (the “2008 Purchase Agreements”) with certain institutional and individual accredited investors (collectively, the “2008 Investors”), whereby we have agreed to complete, in one or more closings, a private placement (the “2008 Private Placement”) of an aggregate of 6,250,000 shares of our Common Stock and warrants to purchase 6,250,000 shares of our Common Stock. Pursuant to the 2008 Purchase Agreements, we have agreed to sell investment units (each, a “2008 Unit”) at a per Unit purchase price equal to $0.80. Each 2008 Unit sold in the 2008 Private Placement will consist of one share of Common Stock and a Warrant to purchase one share of Common Stock at an initial exercise price of $0.80 per share, subject to adjustment (the “2008 Warrant”). The initial closing of the 2008 Private Placement occurred on March 31, 2008 and we received an aggregate of $5,000,000.
We may sell up to an additional 1,250,000 Units (the “Additional Units”) by April 30, 2008 (the “Subsequent Closing”), for up to a total aggregate amount of 7,500,000 Shares and 7,500,000 Warrants in the Private Placement. In the event we desire to sell the Additional Units, we must give The Co-Investment Fund II, L.P. (“Co-Investment”) notice (the “Sale Notice”) within 15 days of the Initial Closing, and Co-Investment may exercise a right of first refusal with respect to the Additional Units for a period of 5 days from the date of such Sale Notice. If Co-Investment desires not to purchase the Additional Units or fails to respond to the Sale Notice within 5 days of its receipt thereof, we may sell the Additional Units to a third party investor upon the terms of the Purchase Agreements.
The 2008 Warrants provide that the holder thereof shall have the right, at any time after March 31, 2008 but prior to the earlier of (i) ten business days’ after we have properly provided written notice to all such holders of a 2008 Call Event (as defined below) or (ii) the fifth anniversary of the date of issuance of the 2008 Warrant, to acquire shares of Common Stock upon the payment of $0.80 per Warrant Share (the “2008 Exercise Price”). We also have the right, at any point after which the volume weighted average trading price per share of our Common Stock for a minimum of 20 consecutive trading days is equal to at least two times the 2008 Exercise Price per share, provided that certain other conditions have been satisfied to call the outstanding 2008 Warrants (a “2008 Call Event”), in which case such 2008 Warrants will expire if not exercised within ten business days thereafter. The 2008 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.80 during the first two years following the date of issuance of the 2008 Warrants, subject to customary exceptions.
In connection with the signing of the 2008 Purchase Agreements, we and the 2008 Investors also entered into Registration Rights Agreements (the “2008 Registration Rights Agreements”). Under the terms of the 2008 Registration Rights Agreements, we agreed to prepare and file with the Commission, as soon as possible but in any event within 30 days following the later of (i) the date the Company is required to file with the Commission its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, or (ii) the date of the Registration Rights Agreements, a registration statement on Form S-1 (the “2008 Registration Statement”) covering the resale of the Shares and the Warrant Shares collectively, the “2008 Registrable Securities”). Subject to limited exceptions, we also agreed to use its reasonable best efforts to cause the 2008 Registration Statement to be declared effective under the Securities Act of 1933 as amended (the “Securities Act”) as soon as practicable but, in any event, no later than 90 days following the date of the 2008 Registration Rights Agreement (or 150 days following the date of the 2008 Registration Rights Agreement in the event the 2008 Registration Statement is subject to review by the Commission), and agreed to use our reasonable best efforts to keep the 2008 Registration Statement effective under the Securities Act until the date when all of the 2008 Registrable Securities covered by the 2008 Registration Statement have been sold or may be sold without volume restrictions pursuant to Rule 144(b)(i) promulgated under the Securities Act. The 2008 Registration Rights Agreement also provides for payment of partial damages to the Investors under certain circumstances relating to failure to file or obtain or maintain effectiveness of the 2008 Registration Statement, subject to adjustment.
Management believes that our cash on hand together with the net proceeds of the March 2008 private placement will be sufficient to meet our cash requirements through at least the next 12 months.
Off-Balance Sheet Arrangements
We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

Effective during the first quarter of 2007, the letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account, which as of December 31, 2007 had a balance of $1,150,000. This money market account is on deposit with the issuer of the letters of credit and is classified as restricted cash on the Company’s balance sheet. The terms of the money market account allow the Company to receive interest on the principal but prohibits the Company from withdrawing the principal for the life of the letters of credit.
Future minimum payments required under operating leases, severance and employment agreements and service agreements at December 31, 2007 are as follows:

2008	$2,032,428
2009	1,575,729
2010	1,535,233
2011	1,419,314
2012	1,252,578
thereafter	4,097,896

Total	$11,913,178

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
As consideration for the grant of the rights and licenses under the License Agreement, the Company paid to Realtime a $10,000 nonrefundable cash deposit and upon delivery of the STP software and other materials the Company will pay a license fee in the form of 216,612 unregistered shares of our common stock. Concurrent with entering into the License Agreement, HBDC and Realtime entered into a Registration Rights Agreement that provides for piggyback registration rights for the to be issued shares.
The Company may unilaterally terminate the License Agreement, with or without cause, at any time on 30 calendar day prior written notice to Realtime. The license rights in the software granted under the License Agreement survive any termination of the License Agreement in perpetuity.
As of December 31, 2007 the Company has not taken delivery of the STP software or issued Common Stock in connection with the License Agreement.

ITEM 7. FINANCIAL STATEMENTS.
FINANCIAL STATEMENTS

F 1

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and include those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States;

•	Provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, such as resource constraints, human error, lack of knowledge or awareness and the possibility of intentional circumvention of these controls, internal control over financial reporting may not prevent or detect misstatements. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.
This Annual Report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

/s/ Alvin H. Clemens	/s/ Anthony R. Verdi
Alvin H. Clemens	Anthony R. Verdi
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

March 31, 2008	March 31, 2008

F 2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Health Benefits Direct Corporation and Subsidiaries
Radnor, Pennsylvania
We have audited the accompanying consolidated balance sheets of Health Benefits Direct Corporation and Subsidiaries as of December 31, 2007 and December 31, 2006, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Benefits Direct Corporation and Subsidiaries as of December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants
Boca Raton, Florida
March 24, 2008

F 3

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash	$5,787,585	$2,311,781
Accounts receivable, less allowance for doubtful accounts $59,106 and $26,436	1,720,014	2,197,523
Deferred compensation advances	578,372	684,998
Prepaid expenses	182,087	107,995
Other current assets	22,285	11,011

Total current assets	8,290,343	5,313,308

Restricted cash	1,150,000	1,150,000
Property and equipment, net of accumulated depreciation $1,115,562 and $511,985	1,592,480	1,483,411
Intangibles, net of accumulated amortization $3,108,771 and $1,668,181	5,095,960	4,108,833
Other assets	165,871	181,900

Total assets	$16,294,654	$12,237,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,483,064	$1,160,254
Accrued expenses	1,406,641	1,427,628
Current portion of capital lease obligations	14,707	—
Due to related parties	28,500	63,672
Unearned commission advances	8,450,585	5,155,117
Deferred revenue	209,125	—
Income tax payable	157,288	—

Total current liabilities	11,749,910	7,806,671

LONG TERM LIABILITIES:
Capital lease obligations	44,241	—

Total long term liabilities	44,241	—

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.001 par value; 90,000,000 shares authorized; 34,951,384 and 28,586,471 shares issued and outstanding	34,951	28,586
Additional paid-in capital	36,868,409	22,668,453
Accumulated deficit	(32,402,857)	(18,266,258)

Total shareholders’ equity	4,500,503	4,430,781

Total liabilities and shareholders’ equity	$16,294,654	$12,237,452

See accompanying notes to consolidated financial statements.

F 4

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2007	2006

Revenues	$20,709,750	$12,240,101

Operating expenses:
Salaries, commission and related taxes	17,544,167	13,879,612
Lead, advertising and other marketing	8,489,695	5,190,342
Depreciation and amortization	2,286,767	2,146,703
Rent, utilities, telephone and communications	2,720,735	1,970,274
Professional fees	2,062,107	1,428,615
Other general and administrative	1,934,320	1,935,930

	35,037,791	26,551,476

Loss from operations	(14,328,041)	(14,311,375)

Other income (expense):
Loss on disposal of property and equipment	(2,592)	(339)
Impairment of intangible asset	(125,000)	—
Registration rights penalty reversal	—	60,537
Interest income	350,707	303,357
Interest expense	(31,673)	(20,004)

Total other income (expense)	191,442	343,551

Net loss	$(14,136,599)	$(13,967,824)

Net loss per common share:
Net loss per common share — basic and diluted	$(0.43)	$(0.51)

Weighted average common shares outstanding — basic and diluted	33,006,127	27,578,861

See accompanying notes to consolidated financial statements.

F 5

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock, $.001
	Par Value
					Total
	Number of		Additional Paid	Accumulated	Shareholders’
	Shares	Amount	in Capital	Deficit	Equity

Balance — December 31, 2005	20,241,471	$20,241	$9,223,593	$(4,298,434)	$4,945,400

Common stock issued in private placement	6,450,000	6,450	6,157,724	—	6,164,174

Common stock issued in ISG acquisition	1,000,000	1,000	3,733,993	—	3,734,993

Common stock issued in Healthplan Choice asset purchase	80,000	80	270,160	—	270,240

Common stock issued under Real IT Group consulting agreement	15,000	15	35,085	—	35,100

Common stock issued under Internet domain name purchase and assignment agreement	50,000	50	111,150	—	111,200

Common stock issued upon exercise of options	300,000	300	299,700	—	300,000

Common stock issued upon exercise of warrants	450,000	450	674,550	—	675,000

Issuance of stock options	—	—	649,796	—	649,796

Amortization of deferred compensation	—	—	1,512,702	—	1,512,702

Net loss for the year	—	—	—	(13,967,824)	(13,967,824)

Balance — December 31, 2006	28,586,471	28,586	22,668,453	(18,266,258)	4,430,781

Common stock issued in private placement	5,000,000	5,000	10,349,760	—	10,354,760

Common stock issued in SCA purchase	739,913	740	1,649,266	—	1,650,006

Common stock issued to directors as compensation	75,000	75	161,175	—	161,250

Modification of employee stock options	—	—	212,426	—	212,426

Issuance of restricted stock to employees	250,000	250	(250)	—	—

Common stock issued upon exercise of warrants	300,000	300	449,700	—	450,000

Amortization of deferred compensation	—	—	1,377,879	—	1,377,879

Net loss for the year	—	—	—	(14,136,599)	(14,136,599)

Balance — December 31, 2007	34,951,384	$34,951	$36,868,409	$(32,402,857)	$4,500,503

See accompanying notes to consolidated financial statements.

F 6

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006

Cash Flows From Operating Activities:
Net loss	$(14,136,599)	$(13,967,824)
Adjustments to reconcile net loss to net cash used in operating activities:
operating activities:
Depreciation and amortization	2,286,767	2,147,041
Stock-based compensation and consulting	1,772,031	2,162,498
Provision for bad debt	(20,317)	49,029
Changes in assets and liabilities:
Accounts receivable	1,140,843	(2,052,291)
Deferred compensation advances	106,626	(511,302)
Prepaid expenses	(71,944)	(87,520)
Other current assets	(11,274)	(11,011)
Other assets	(61,308)	(159,241)
Accounts payable	288,532	778,942
Accrued expenses	(143,662)	1,015,564
Due to related parties	(35,172)	(144,082)
Unearned commission advances	3,295,468	4,268,178
Deferred revenue	51,837	—
Income tax payable	37,288	—

Net cash used in operating activities	(5,500,884)	(6,512,019)

Cash Flows From Investing Activities:
Purchase of property and equipment	(555,787)	(1,595,176)
Purchase of intangible assets and capitalization of software development	(1,331,233)	(1,603,994)

Net cash used in investing activities	(1,887,020)	(3,199,170)

Cash Flows From Financing Activities:
Capital leases obligations assumed	19,081	—
Gross proceeds from capital leases	41,875	—
Payments on capital leases	(2,008)	—
Gross proceeds from sales of common stock	11,250,000	6,450,000
Gross proceeds from exercise of warrants	450,000	675,000
Gross proceeds from exercise of stock options	—	300,000
Restricted cash in connection with letters of credit	—	(1,150,000)
Placement and other fees paid in connection with offering	(895,240)	(285,826)
Payment on notes payable	—	(399,630)

Net cash provided by financing activities	10,863,708	5,589,544

Net increase (decrease) in cash	3,475,804	(4,121,645)

Cash — beginning of year	2,311,781	6,433,426

Cash — end of year	$5,787,585	$2,311,781

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$—	$15,044

Cash payments for income taxes	$—	$—

Non cash investing and financing activities:
Common stock and options issued for the purchase of ISG	$—	$3,736,187

Common stock issued for HealthPlan Choice asset purchase	$—	$270,240

Common stock issued for the purchase of domain name	$—	$111,200

Common stock issued for the purchase of SCA	$1,650,006

See accompanying notes to consolidated financial statements.

F 7

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) was incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp., (“Darwin-NV”). On November 22, 2005, Darwin-NV merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation (“Darwin-DE”), solely for the purpose of changing the Company’s state of incorporation from Nevada to Delaware. On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin-DE, was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation (“HBDC”), and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc. Following the merger, Darwin-DE changed its name to Health Benefits Direct Corporation.
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
The Company operates though two business segments, which are the Telesales Business Segment (“Telesales”) and the Atiam Business Segment (“Atiam”).
Telesales specializes in the direct marketing of health and life insurance and related products to individuals and families. Telesales has developed proprietary technologies and processes to connect prospective insurance customers with Telesales’ agents and service personnel using an integrated on-line platform with call center follow up. Telesales employs licensed agents supported by tele-application, customer service and technology employees for the purpose of providing immediate information to prospective customers and selling insurance products. Telesales receives commission and other fees from the insurance companies on behalf of which it sells insurance products for the sale of such products.

F 8

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Atiam is a provider of comprehensive, web-based insurance administration software applications. Atiam’s flagship software product is InsPro, which was introduced 2004. InsPro incorporates a modular design, which enables the customer to purchase only the functionality needed. Atiam’s clients include insurance carriers and third party administrators. Atiam realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and consulting and implementation services. See Note 5 — Atiam Acquisition and Note 16 Segment Information.
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
Cash and cash equivalents
The Company considers all liquid debt instruments with original matuirities of 3 months or less to be cash equivalents.
Restricted cash
The Company considers all cash and cash equivalents held in restricted accounts pertaining to the Company’s letters of credit as restricted cash.
Accounts receivable
The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2007, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $59,106.
Accounts receivable from the Company’s largest insurance carrier as measured by earned revenue accounted for 53% and 63% of the Company’s total accounts receivable balance at December 31, 2007 and 2006, respectively.

F 9

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Fair value of financial instruments
The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of December 31, 2007, because of the relatively short-term maturity of these instruments and their market interest rates.
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
Intangible assets
Intangible assets consist of assets acquired in connection with the acquisitions of ISG and Atiam, costs incurred in connection with the development of the Company’s software and website, the purchase of internet domain names and assets acquired in connection with the HealthPlan Choice asset purchase agreement. See Note 2 — ISG Acquisition, Note 3 — HealthPlan Choice Asset Purchase, Note 4 — Internet Domain Name Purchase and Assignment Agreement, Note 5 — Atiam Acquisition and Note 7 — Intangible Assets. The Company capitalized certain costs valued in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs, which consist of direct technology labor costs, are capitalized and amortized using the straight-line method over expected useful lives. Costs that the Company has incurred in connection with developing the Company’s websites and purchasing domain names are capitalized and amortized using the straight-line method over an expected useful life.
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

F 10

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
Effective June 30, 2007, the Company executed a software license agreement with Atiam Technologies L.P., which granted the Company a non-exclusive perpetual and irrevocable license to use certain modules of Atiam’s policy insurance software (“InsPro”) for internal use in Telesales. As of December 31, 2007, we determined that the portion of license fee paid for the policy administration module was impaired as a result of the absence of definitive plans to implement this module for internal use in Telesales. The Company recorded a $125,000 expense in the fourth quarter of 2007 to write-off the value of this asset.
Income taxes
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
Loss per common share
In accordance with SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents at December 31, 2007 and 2006 include the following:

	December 31,	December 31,
	2007	2006
Options	4,831,900	4,881,268
Warrants	10,750,000	8,200,000

	15,581,900	13,081,268

Revenue recognition
We follow the guidance of the Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

F 11

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Telesales segment revenue recognition
Our Telesales business segment generates revenue primarily from the receipt of commissions paid to the Company by insurance companies based upon the insurance policies sold to consumers by the Company. These revenues are in the form of first year, bonus and renewal commissions that vary by company and product. We recognize commission revenue primarily from the sale of health insurance, after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. Insurance premium commission revenues are recognized pro-rata over the terms of the policies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly smaller than first year commission rates and may not be offered by every insurance company or with respect to certain types of products. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances.
The length of time varies between when we submit a consumer’s application for insurance to an insurance company and when we recognize revenue. The type of insurance product, the insurance company’s premium billing and collection process, and the insurance company’s underwriting process backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Any changes in the amount of time between submitted application and revenue recognition, which are influenced by many factors not under our control, create fluctuations in our operating results and could affect our business, operating results and financial condition.
The Company receives bonuses based upon individual criteria set by insurance companies, which vary over time and generally do not extend beyond the current calendar year. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us.
The Company receives fees for the placement and issuance of insurance policies that are in addition to, and separate from, any sales commissions paid by insurance companies. As these policy fees are not refundable and the Company has no continuing obligation, all such revenues are recognized on the effective date of the policies or, in certain cases, the billing date, whichever is later.
The Company also generates revenue from the sale of leads to third parties. Such revenues are recognized when the Company delivers the leads and bills the purchaser of the leads.
Atiam segment revenue recognition
The Company’s Atiam business segment offers InsPro on a licensed and an ASP (Application Service Provider) basis. An InsPro software license entitles the purchaser a perpetual license to a copy of the InsPro software installed at a single client location. Alternatively, ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access InsPro installed on Atiam owned servers located at Atiam’s offices or at a third party’s site.
Software maintenance fees apply to both licensed and ASP clients. Maintenance fees cover periodic updates to the application and the InsPro help desk.

F 12

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Consulting and implementation services are generally associated with the implementation of an InsPro instance for either an ASP or licensed client, and cover such activity as InsPro installation, configuration, modification of InsPro functionality, client insurance plan set-up, client insurance document design and system documentation.
The Company recognizes revenues in accordance with AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. The Company considers fees relating to arrangements with payment terms extending beyond one year to not be fixed or determinable and revenue for these arrangements is recognized as payments become due from the customer. In software arrangements that include more than one InsPro module, the Company allocates the total arrangement fee among the modules based on the relative fair value of each of the modules.
License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance agreements is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed.
The unearned portion of Atiam’s revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.
Deferred compensation advances
The Company regularly advances commissions to sales employees, which are accounted for as deferred compensation advances. If the Company does not ultimately receive its revenue pertaining to the underlying product sales for which the Company has advanced commissions, the Company deducts such advanced commissions from the employee’s current or future commissions. Deferred compensation advances are charged to expense when earned by the employee, which approximates the Company’s recognition of earned revenue for the underlying product sales. The recoverability of deferred compensation advances is periodically reviewed by management and is net of management’s estimate for uncollectability. Management believes deferred compensation advances as reported are fully realizable.
Lead, advertising and other marketing expense
Lead expenses, which are costs incurred in Telesales, are paid referrals from third-party lead aggregators of individuals who have expressed an interest in purchasing insurance products. Advertising expense pertains to direct response advertising. Other marketing consists of professional marketing services. Lead, advertising and other marketing are expensed as incurred.

F 13

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Concentrations of credit risk
The Company maintains its cash and restricted cash in bank deposit accounts, which, at times, exceed the federally insured limits of $100,000 per account. At December 31, 2007, the Company had approximately $6,627,000 in United States bank deposits, which exceeded federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2007.
During the year ended December 31, 2007, approximately 50%, 16%, 9% and 6% of the Company’s revenue was earned from each of the Company’s four largest insurance carriers. During the year ended December 31, 2006, approximately 33%, 31%, 9% and 8% of the Company’s revenue was earned from each of the Company’s four largest insurance carriers. Management believes that comparable carriers and products are available should the need arise. However, a termination of any of the Company’s agreements with any of these carriers could result in the loss or reduction of future sales, and, in certain cases, future commissions for pre-termination sales.
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

F 14

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

F 15

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

F 16

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In December 2007 FASB issued FAS 141(R) “Business Combinations” and FAS 160 “Noncontrolling Interests in Consolidated Financial Statements”. These statements are effective for fiscal years, and interim periods within those fiscal years in case of FAS 160, beginning on or after December 15, 2008. Earlier adoption is prohibited. Together these statements revise the accounting rules with respect to accounting for business combinations. Specifically, the objective of FAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that the reporting entity provides in its financial reports about a business combination and its effects. This statement thus establishes principles and requirements for how the acquirer:
•	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree;

•	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and

•	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.
The objective of FAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:
•	The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.

•	The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

•	Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

•	When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

•	Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.
Together these statements are not currently expected to have a significant impact on the entity’s consolidated financial statements. A significant impact may however be realized on any future acquisition(s) by the Company. The amounts of such impact cannot be currently determined and will depend on the nature and terms of such future acquisition(s), if any.

F 17

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

F 18

NOTE 2 — ISG ACQUISITION (continued)
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

$5,154,329

Intangible assets acquired from ISG were assigned the following values: value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value; value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized over five years in proportion to expected future value; and value of an employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over the contractual period, which is a weighted average expected useful life of 3.1 years. Intangible assets acquired from ISG had the following unamortized values as of December 31. 2007: value of purchased commission override revenue of $380,350; value of acquired carrier contracts and agent relationships of $1,723,748; and value of an employment and non-compete agreement acquired of $286,179.
The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of ISG occurred at January 1, 2006 for the year ended December 31, 2006.

Revenues, net	$12,674,814
Net loss	(14,145,739)

Net loss per common share — basic and diluted	$(0.51)

F 19

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
The Company accounted for the acquisition of HealthPlan Choice in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. As of December 31, 2006, the Company determined that all assets acquired as a result of the Healthplan Choice Asset Purchase were impaired as a result of the closure of the Company’s Atlanta office in the fourth quarter of 2006 and the Company’s decision to concentrate its marketing on its www.healthbenefitsdirect.com web site and domain name acquired in the third quarter of 2006. The fair value of the Company’s purchase price was $370,240, which was expensed in 2006.
NOTE 4 — INTERNET DOMAIN NAME PURCHASE AND ASSIGNMENT AGREEMENT
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

F 20

Note 5 — ACQUISITION OF ATIAM
On October 1, 2007, HBDC Acquisition, LLC (“HBDC Sub”), a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into an Agreement to Transfer Partnership Interests (the “Bilenia Agreement”) with the former partners (the “Bilenia Partners”) of BileniaTech, L.P., a Delaware limited partnership (“Bilenia”), whereby HBDC Sub purchased all of the outstanding general and limited partnership interests of Atiam Technologies, L.P., a Delaware limited partnership, owned by the Bilenia Partners. Bilenia owned approximately 40% of Atiam Technologies, L.P. The execution of the Bilenia Agreement and the transfer of the Atiam partnership interests to HBDC Sub there under were conditions precedent to the closing of the Merger Agreement (as defined below) on October 1, 2007 (the “Closing Date”).
The aggregate amount paid by HBDC Sub to the Bilenia Partners for the Atiam partnership interests under the Bilenia Agreement was $1,000,000, consisting of $500,000 in cash and 224,216 shares of the Company’s common stock, which shares had an aggregate value of $500,000 based on the average closing price per share ($2.23) of Company Common Stock on The Over the Counter Bulletin Board on the five consecutive trading days preceding the Closing Date.
In connection with the Bilenia Agreement, the Company and Computer Command and Control Company, a Pennsylvania corporation (“CCCC”), also entered into a Registration Rights Agreement (the “Bilenia Registration Rights Agreement”). Under the terms of the Bilenia Registration Rights Agreement, the Company has agreed to give prompt written notice to CCCC of the registration of any of the Company’s securities under the Securities Act, and CCCC shall have the opportunity, upon 20 days’ written notice to the Company, to request that the shares of the Company’s common stock issued to CCCC under the Bilenia Agreement be included in such registration statement.
On September 21, 2007, the Company entered into an Agreement and Plan of Merger (the “Atiam Merger Agreement”) by and among the Company, HBDC, System Consulting Associates, Inc., a Pennsylvania corporation (“SCA”), and the shareholders of SCA party thereto (the “Shareholders”). SCA owned approximately 60% of Atiam Technologies, L.P. The Company and SCA closed on the Merger on October 1, 2007.
The Atiam Merger Agreement provided for a business combination whereby SCA would be merged with and into HBDC Sub, with HBDC Sub continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Atiam Merger”). The aggregate amount paid by the Company with respect to all outstanding shares of capital stock of SCA (such amount, the “Atiam Merger Consideration”) was $2,000,000, consisting of (a) $850,000 in cash and (b) 515,697 unregistered shares of the Company’s common stock, which number of shares had a value of $1,150,000 based on the average closing price per share ($2.23) of Common Stock on The Over the Counter Bulletin Board on the five consecutive trading days preceding the closing date. Upon the effectiveness of the Atiam Merger, each share of SCA Common Stock issued and outstanding immediately prior to the closing date was converted into the right to receive a pro rata portion of the Merger Consideration. The Company placed certificates representing 134,529 shares, or an amount equal to $300,000, of the Company’s common stock that otherwise would be payable to the Shareholders as Atiam Merger Consideration into an escrow account, which shares will be held in escrow for a period of one year to satisfy any indemnification claims by the Company or HBDC Sub under the Atiam Merger Agreement.
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

F 21

Note 5 — ACQUISITION OF ATIAM (continued)
Through October 1, 2007, SCA operated through Atiam Technologies, L.P. Subsequent to October 1, 2007, SCA was merged into HBDC Sub, which was subsequently renamed Atiam Technologies LLC and operates as the Company’s Atiam business. The results of our Atiam business segment have been included in the Company’s statement of operations as of October 1, 2007. The Company’s Atiam business segment is a provider of comprehensive, web-based insurance administration software applications that support individual insurance products.
The Company accounted for the acquisition of Atiam using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. Our preliminary calculation for the consideration paid for Atiam in connection with the Bilenia Agreement and the Atiam Merger Agreement in the aggregate was $3,080,744 and consisted of the following:

Cash payments to sellers	$1,350,000
Fair value of common stock issued to sellers	1,650,006
Estimated direct transaction fees and expenses	80,738

Estimated purchase price	$3,080,744

We estimated the fair values of Atiam’s assets acquired and liabilities assumed at the date of acquisition as follows:

Cash	$608,534
Accounts receivable	643,017
Prepaid expenses & other assets	22,623
Property and equipment, net	158,819
Other assets	3,401
Intangible assets	2,097,672
Accounts payable	(34,278)
Accrued expenses	(122,675)
Income taxes payable	(157,288)
Deferred revenue	(120,000)
Long and short term capital lease obligations	(19,081)

$3,080,744

Intangible assets acquired from Atiam were assigned the following values: value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years; value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years; and employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years. Intangible assets acquired from Atiam had the following unamortized values as of December 31. 2007: value of client contracts and relationships other than license of $1,034,761; value of purchased software for sale and licensing value of $612,227; and employment and non-compete agreements acquired of $333,663.
The estimated purchase price, estimated purchase price allocation and estimated useful lives of intangible assets acquired are preliminary and the final purchase accounting adjustments may differ from aforementioned.

F 22

Note 5 — ACQUISITION OF ATIAM (continued)
The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of Atiam occurred at January 1, 2006.

	For the Year
	Ended December 31,
	2007	2006

Revenues, net	$23,710,061	$14,988,526
Net loss	(14,042,239)	(13,959,490)
Net loss per common share — basic and diluted	$(0.42)	$(0.49)
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
NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful Life	At December 31,	At December 31,
	(Years)	2007	2006
Computer equipment and software	3	$967,347	$539,919
Phone equipment and software	3	726,535	728,891
Office equipment	3	89,485	64,760
Office furniture and fixtures	6,8	575,450	342,234
Leasehold improvements	7.5	349,225	319,592

		2,708,042	1,995,396

Less accumulated depreciation		(1,115,562)	(511,985)

		$1,592,480	$1,483,411

For the years ended December 31, 2007 and 2006, depreciation expense was $605,536 and $417,005, respectively.

F 23

NOTE 7 — INTANGIBLE ASSETS
Intangible assets consisted of the following:

	Useful Life (Years)	At December 31,	At December 31,
	Weighted average	2007	2006

ISG intangible assets acquired	4.5	$4,964,338	$4,964,330
Atiam intangible assets acquired	5.8	2,097,672	—
HealthPlan Choice intangible assets acquired	0.5	—	240,643
Software development costs	1.8	981,521	410,841
Internet domain (www.healthbenefitsdirect.com)	3.0	161,200	161,200

		8,204,731	5,777,014
Less: accumulated amortization		(3,108,771)	(1,668,181)

		$5,095,960	$4,108,833

For the years ended December 31, 2007 and 2006, amortization expense was $1,681,231 and $1,729,698, respectively.
Amortization expense subsequent to the period ended December 31, 2007 is as follows:

2008	$1,756,658
2009	1,507,921
2010	1,100,195
2011	471,136
2012	260,050

$5,095,960

NOTE 8 — LINE OF CREDIT
The Company had a $400,000 line of credit with Regions Bank, which was dated August 2004 and was repaid in full in the second quarter of 2006. The line of credit had an interest rate of prime plus 1%. The Company has no further obligations regarding this line of credit and this line of credit is not available for future borrowing.

F 24

NOTE 9 — UNEARNED COMMISSION ADVANCES
The Company has agreements with certain of its insurance carriers whereby the Company’s insurance carriers advance the Company first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. These advance agreements represent a material source of cash to fund the Company’s operations. The Company’s advance agreement with its largest insurance carrier is contractually limited to a maximum of $9,000,000, can be terminated by either party, and in the event of termination the Company’s outstanding advance balance can be called by the insurance carrier with 7 days written notice. As of December 31, 2007 and 2006, the Company’s outstanding advance balance with this carrier was $6,240,207 and $3,745,735, respectively. The Company’s advance agreement with its second largest insurance carrier allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of December 31, 2007 and 2006, the Company’s outstanding advance balance with this carrier was $1,123,950 and$1,338,309, respectively. During the third quarter of 2007, the Company began receiving advances of first year premium commissions before the commissions are earned from its third largest insurance carrier. The Company’s understanding pertaining to the advance from this carrier is that the carrier may terminate future advances and demand repayment of the outstanding unearned commission advance balance if certain performance standards are not met. The Company and this insurance carrier are working together on reaching an agreement pertaining to these advances. As of December 31, 2007, the Company’s outstanding advance balance with this carrier was $892,637.
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

F 25

NOTE 10 — RELATED PARTY TRANSACTIONS (continued)
As of December 31, 2007, the Company recorded $28,500 due to related parties, which consisted of the following:
•	Keystone Equities Group, L.P provided the Company investment advisory services in 2007 at a cost of $53,572. The Company paid Keystone Equities Group, L.P $28,572 in 2007, recorded a related party liability of $25,000 as of December 31, 2007, which was subsequently paid in 2008.

•	SendTec, Inc. (“SendTec”) provided certain marketing and advertising services in 2007 at a cost of $14,950. Paul Soltoff, a director of the Company, is the Chief Executive Officer of SendTec. The Company paid SendTec $32,741 in 2007 and recorded a related party liability of $3,500 as of December 31, 2007, which was subsequently paid in 2008.
As of December 31, 2006, the Company recorded $63,672 due to related parties, which consisted of the following:
•	The Company from time to time used a credit card in the name of ISG Partners, Inc., which is an entity owned by Mr. Ivan Spinner, who is an officer of the Company, for travel expenses, purchases and operating purposes. This account is personally guaranteed by Mr. Spinner. Mr. Spinner does not incur any interest or expense in connection with the Company’s use of his credit card account. The Company does not pay Mr. Spinner interest or fees in connection with the Company’s use of his credit card account. At December 31, 2006, the Company owed Mr. Spinner $42,130 for charges incurred on his credit card, which was paid in January 2007.

•	In March 2006, the Company entered into Marketing Services Agreement with SendTec, Inc. (“SendTec”). Paul Soltoff, a director of the Company, is the Chief Executive Officer of SendTec. SendTec provided certain marketing and advertising services and received a flat fee of $7,500 per month plus commissions on services rendered. For the year ended December 31, 2006, the Company paid SendTec $352,740 and has recorded other general and administrative expense of $324,282, intangible assets pertaining to website development of $50,000 and due to related parties of $21,542 in the accompanying financial statements.

F 26

NOTE 11 — SHAREHOLDERS’ EQUITY
Common Stock
On December 1, 2005, the Company entered into a consulting agreement with Alliance Advisors, LLC (“Alliance”) to provide certain financial and public relations consulting services (the “Consulting Agreement”), ratified by our board of directors on January 12, 2006. Pursuant to the Consulting Agreement, Alliance will develop, implement, and maintain an ongoing system with the general objective of expanding awareness of our Company among stockholders, analysts, micro-cap fund managers, market makers, and financial and trade publications for a twelve month term. In consideration for the services provided by Alliance, we paid Alliance a monthly fee of $8,300 and we issued 100,000 shares of our common stock, which the Company valued the 100,000 common shares under the consulting agreement at $1.00 per share based on the recent selling price of the shares under a private placement. Accordingly, the Company recorded deferred compensation of $100,000, which was amortized into consulting expense over the term of the contract. For the years ended December 31, 2006 and 2005, the Company amortized $91,667 and $8,333 into stock-based consulting expense, respectively.
2006
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
On May 31, 2006, the Company entered into a License Agreement with Realtime Solutions Group, L.L.C. As consideration for the grant of the rights and licenses under the License Agreement, the Company upon delivery of the STP software and other materials will pay to Realtime a license fee in the form of 216,612 unregistered shares of our common stock. See Note 15 — Restricted Cash, Commitments and Contingencies
On July 17, 2006, the Company issued 50,000 unregistered shares of common stock to Dickerson Employee Benefits. See Note 4 — Internet Domain Name Purchase and Assignment Agreement.

F 27

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
On July 20, 2006, the Company entered into a consulting agreement with Real IT Group LLC (“Real IT”) effective August 1, 2006 through July 17, 2007 whereby Real IT provided software design, development and implementation expertise to the Company. Effective May 7, 2007, Pete Gries, who is Real IT’s sole stockholder and employee, became an employee of the Company and the consulting agreement between the Company and Real IT was terminated. As part of the consideration for the consulting agreement, the Company issued 15,000 shares of our common stock to Real IT’s sole stockholder and employee pursuant to the Company’s 2006 Omnibus Equity Compensation Plan (“the Plan”). The fair value of the 15,000 shares of the Company’s common stock was $35,100 and accounted for as professional fee expense as incurred.
2007
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
On March 30, 2007, the Company entered into Securities Purchase Agreements (“Purchase Agreements”) and completed a private placement with certain institutional and individual accredited investors and issued 5,000,000 shares of its Common Stock, par value $0.001 per share and warrants to purchase 2,500,000 shares of its Common Stock. Pursuant to the Purchase Agreements, the Company sold investment units (each, a “2007 Unit”) in the 2007 Private Placement at a per Unit purchase price equal to $2.25. Each 2007 Unit sold in the 2007 Private Placement consisted of one share of Common Stock and a Warrant to purchase one-half (1/2) of one share of Common Stock at an initial exercise price of $3.00 per share, subject to adjustment (“Warrant”). The gross proceeds from the 2007 Private Placement were $11,250,000. The Company’s Chairman and CEO Alvin H. Clemens purchased 1,000,000 2007 Units in the 2007 Private Placement.
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

F 28

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
On October 1, 2007 the Company issued 739,913 shares of its Common Stock in connection with the Company’s acquisition of Atiam. See Note 5 —Acquisition of Atiam.
On December 15, 2007 the Company issued 75,000 unrestricted shares of its Common Stock to certain Directors of the Company in accordance with the Company’s Non Employee Director Compensation Plan, which were valued at $161,250 based on the $2.15 closing price of our Common Stock on the OTCBB on December 14, 2007.
Stock Options
In connection with the appointment of Warren V. Musser to the board of directors, on January 11, 2006, the Company granted him a ten-year option to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The fair market value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 103%; risk-free interest rate of 4.5%; and, a term of five years. The Company valued these options at a fair market value of $193,264 and recorded stock-based compensation expense of $20,132 and deferred compensation of $173,132, the latter of which was amortized over the vesting period of one year.
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

F 29

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
On March 14, 2006, the Company granted to Warren V. Musser, as Vice Chairman of the board of directors, an option to purchase 425,000 shares of the Company’s common stock at an exercise price of $2.70 per share. The fair market value of this option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 105%; risk-free interest rate of 4.5%; and, a term of five years. The Company valued these options at a fair market value of $896,542 and recorded stock-based compensation expense of $37,356 and deferred compensation of $859,186, the latter of which was amortized over the vesting period of one year.
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
On April 3, 2006, in connection with the Merger, HBDC II, Inc., a wholly-owned subsidiary of the Company, entered into a two-year employment agreement with Mr. Spinner, which provided that Mr. Spinner receive an option to purchase an aggregate of 150,000 shares of common stock at an exercise price of $3.50 per share. See Note 2 — ISG Acquisition.
On April 10, 2006, in connection with the acquisition of HealthPlan Choice, HBDC II, Inc. entered into a two-year employment agreement with Mr. Priester, which provided that Mr. Priester receive an option to purchase an aggregate of 50,000 shares of common stock at an exercise price of $3.10 per share. See Note 3 — HealthPlan Choice Asset Purchase.
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
On April 27, 2006, the Company’s board of directors adopted the Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan, (“Omnibus Plan”). The purpose of the Omnibus Plan is to attract, retain and motivate the employees, non-employee members of the board of directors and consultants of the Company and its subsidiaries and to focus their efforts on the long-term enhancement of stockholder value.

F 30

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
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
Key terms of the Plan are as follows:
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
During 2006, 426,232 options were forfeited, which included 225,000 options granted to Mr. Frohman and forfeited as a result of a separation agreement and 50,000 options to Mr. Priester, which were forfeited as a result of his resignation. See Note 15 — Restricted Cash, Commitments and Contingencies and Note 3 — HealthPlan Choice Asset Purchase. The remaining 151,232 options were forfeited as a result of the termination of the employment of various employees in accordance with the terms of the stock options.
On February 15, 2007, the Company and Daniel Brauser, the Company’s former Senior Vice President, entered into Amendment No. 1 (the “Brauser Amendment”) to Mr. Brauser’s Option dated November 10, 2005 (the “Brauser Option”). The Brauser Amendment was approved by the Company’s board of directors on February 15, 2007. Under the Option, Mr. Brauser has the right to purchase, at an exercise price of $2.50 per share, 500,000 fully-paid and non-assessable shares (the “Option Shares”) of the Company’s Common Stock.

F 31

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
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
The Amendment also provided that, in the event Mr. Brauser is removed as an officer or employee of the Company at any time on or before December 31, 2007, 100% of the Brauser Option Shares that are unexercisable as of the removal date will become fully vested upon such removal. Alternatively, in the event Mr. Brauser resigns as an employee of the Company at any time after June 30, 2007 but before December 31, 2007, 50% of the Brauser Option Shares that are unexercisable as of the resignation date will become exercisable upon such resignation.
Finally, the Amendment provides that, upon the termination of Mr. Brauser’s employment with the Company for any reason, the vested portion of the Brauser Option Shares as of the date of such termination will remain exercisable by Mr. Brauser for one year following such termination.
On September 10, 2007 the Company and Mr. Brauser entered into a Separation and Transitional Services Agreement, which among other things extended the exercisable period of Mr. Brauser’s exercisable options for an additional year. The Company recorded $106,925 of compensation expense as a result of the modification of Mr. Brauser’s options, which was valued as of September 10, 2007 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 50%, risk free interest rate of 4.77%, expected life of 2 years and 0% assumed dividend yield.
On December 7, 2007 the Company and Mr. Frohman entered into an Amendment Agreement to the Separation Agreement, which among other things extended the exercisable period of Mr. Frohman’s exercisable options for an additional year and terminated all future severance payments from the Company to Mr. Frohman. The Company recorded $105,501 of compensation expense as a result of the modification of Mr. Frohman’s options, which was valued as of December 7, 2007 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 48%, risk free interest rate of 3.32%, expected life of 1 year and 0% assumed dividend yield.
During 2007 the Company issued options to purchase 190,550 shares of Common Stock to various employees at prices ranging from $2.13 to $3.00. These options will vest one third on the first anniversary and an additional one third on each anniversary thereafter.
During 2007, 239,918 options were forfeited as a result of the termination of the employment of various employees in accordance with the terms of the stock options.
The Company recorded in salaries, commission and related taxes $1,377,880 and $2,070,831 pertaining to director and employee stock options in 2007 and 2006, respectively, exclusive of expense recorded pertaining to the modification of Mr. Frohman’s and Mr. Brauser’s options.

F 32

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2007 and 2006 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

Outstanding at December 31, 2005	3,935,000	$1.89	$0.14
For the year ended December 31, 2006
Granted	1,672,500	2.91	2.35
Exercised	300,000	1.00	0.30
Forfeited	426,232	2.73	0.74

Outstanding at December 31, 2006	4,881,268	2.22	0.83

For the year ended December 31, 2007
Granted	190,550	2.83	1.41
Exercised	—	—	—
Forfeited	239,918	2.50	0.03

Outstanding at December 31, 2007	4,831,900	$2.23	$0.89

Outstanding and exercisable at December 31, 2007	3,597,764	$2.04	$0.75

The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Stock Options Granted
	For the Year Ended	For the Year Ended
	December 31, 2007	December 31, 2007
Expected volatility	60%	111%
Risk-free interest rate	4.67%	4.61%
Expected life in years	5.0	5.0
Assumed dividend yield	0%	0%

F 33

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
The following information applies to options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of Shares	Remaining	Average		Average
Exercise	Underlying Options at	Contractual	Exercise	Number Exercisable at	Exercise
Price	December 31, 2007	Life	Price	December 31, 2007	Price

$1.00	1,550,000	7.9	$1.00	1,529,158	$1.00
2.13	15,000	4.9	2.13	—	—
2.30	5,000	4.6	2.30	—	—
2.50	1,787,500	6.2	2.50	1,110,481	2.50
2.55	25,000	3.5	2.55	—	—
2.62	20,000	4.0	2.62	5,000	2.62
2.70	475,000	3.3	2.70	425,000	2.70
2.95	45,000	3.3	2.95	11,250	2.95
3.00	111,900	4.4	3.00	—	—
3.50	150,000	8.3	3.50	62,500	3.50
$3.60	647,500	3.3	$3.60	454,375	$3.60

	4,831,900			3,597,764

As of December 31, 2007, there were 6,000,000 shares of our common stock authorized to be issued under the Plan of which 603,100 shares of our common stock remain available for future stock option grants.
The total intrinsic value of stock options granted during 2007 and 2006 was $268,675 and $3,930,375, respectively. The total intrinsic value of stock options outstanding and exercisable as of December 31, 2007 was $4,300,391 and $2,698,323, respectively.
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

F 34

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
During 2007, certain holders of the Company’s outstanding warrants exercised their warrants to purchase an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $1.50 per share for an aggregate exercise price of $450,000.

F 35

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
A summary of the status of the Company’s outstanding stock warrants granted as of December 31, 2007 and changes during the period is as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2005	5,052,500	$1.50

For the year ended December 31, 2006
Granted	3,597,500	1.50
Exercised	450,000	1.50

Outstanding at December 31, 2006	8,200,000	1.50

For the year ended December 31, 2007
Granted	2,850,000	2.98
Exercised	300,000	1.50

Outstanding at December 31, 2007	10,750,000	$1.89

Exercisable at December 31, 2007	10,750,000	$1.89

Outstanding warrants at December 31, 2007 have a weighted average remaining contractual life of 1.8 years.
Registration Rights
On May 31, 2006, the Company entered into a License Agreement with Realtime Solutions Group, L.L.C. As consideration for the grant of the rights and licenses under the License Agreement, the Company upon delivery of the STP software and other materials will pay to Realtime a license fee in the form of 216,612 unregistered shares of our common stock. Concurrent with entering into the License Agreement the Company and Realtime Solutions Group, L.L.C entered into a Registration Rights Agreement that provides for piggyback registration rights for to be issued shares.

F 36

NOTE 11 — SHAREHOLDERS’ EQUITY (continued)
On March 30, 2007 and in connection with 2007 Private Placement, the Company and the participating investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company agreed to prepare and file with the Commission, as soon as possible but in any event within 30 days following the later of (i) the date the Company is required to file with the Commission its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, or (ii) the date of the Registration Rights Agreement, a registration statement on Form SB-2 covering the resale of the shares and the warrant shares collectively, the “Registrable Securities”). Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act of 1933 as amended (the “Securities Act”) as soon as practicable and agreed to use its reasonable best efforts to keep the registration statement effective under the Securities Act until the date that is two years after the date that the registration statement is declared effective by the Commission or such earlier date when all of the Registrable Securities covered by the Registration Statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act. The Registration Rights Agreement also provides for payment of partial damages to the 2007 Private Placement investors under certain circumstances relating to failure to file or obtain or maintain effectiveness of the registration statement, subject to adjustment.
In connection with the 2007 Private Placement, the Company issued to the placement agents the Placement Agent Warrants. Under the terms of the Registration Rights Agreement, the holders of the Placement Agent Warrants have certain “piggyback” registration rights for the shares of Common Stock underlying the Placement Agent Warrants (the “Placement Agent Warrant Shares”).
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
In connection with the Bilenia Agreement, the Company and CCCC entered into the Bilenia Registration Rights Agreement. In connection with the Atiam Merger Agreement, the Company and Shareholders also entered into a Registration Rights Agreement (the “Shareholder Registration Rights Agreement”). See Note 5 — Atiam Acquisition.

F 37

Note 12 — CAPTIAL LEASE OBLIGATIONS
The Company’s Atiam Business Segment entered into several capital lease obligations during 2007 to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.
Property and equipment includes the following amounts for leases that have been capitalized as of December 31, 2007:

	Useful Life (Years)

Computer equipment and software	3	$60,815

Less accumulated depreciation		(4,125)

		$56,690

Future minimum payments required under capital leases at December 31, 2007 are as follows:

2008	$21,381
2009	21,381
2010	20,134
2011	10,465
2012	—

Total future payments	73,361
Less amount representing interest	14,413

Present value of future minimum payments	58,948
Less current portion	14,707

Long-term portion	$44,241

F 38

NOTE 13 — INCOME TAXES
The Company has net operating losses for federal income tax purposes of approximately $14,900,000 at December 31, 2007 which will begin to expire in 2025. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” “SFAS 109”. SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater that a 50% change in ownership).
The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2007 and 2007:

	2007	2006
Computed “expected” benefit	$(4,953,699)	$(4,888,738)
State tax benefit, net of federal effect	(424,603)	(419,035)
Amortization of ISG assets	489,211	488,933
Other permanent differences	13,737	13,207
Increase in valuation allowance	4,875,354	4,805,633

	$—	$—

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Deferred tax assets:
Net operating loss carry forward	$5,668,883	$2,558,804
Unearned commission advances	3,211,222	1,958,944
Stock option and other compensation expense	1,431,623	962,192
All Other	411,434	126,209

Total deferred tax asset	10,723,162	5,606,149
Deferred tax liabilities:
Depreciation	(37,196)	(55,722)
Software development costs	(372,979)	(112,794)

Net deferred tax asset	10,312,987	5,437,633

Less: Valuation allowance	(10,312,987)	(5,437,633)

	$—	$—

The Company fully reserved the net deferred tax asset due to the fact that it is still operating within its initial period as a C Corporation and substantial uncertainty exists as to the utilization of any of its deferred tax assets in future periods. The valuation allowance was increased by $4,875,354 from the prior year.

F 39

NOTE 14 — DEFINED CONTRIBUTION 401(k) PLAN
The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) Plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented a elective contribution to the Plan of 25% of the employee’s contribution up to 4% of the employee’s compensation (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $73,236 for the year ended December 31, 2007.
NOTE 15 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES
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

F 40

NOTE 15 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
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
On April 5, 2007, we entered into a new Consent and Lock-Up Agreement with Mr. Frohman, which superseded a lock-up agreement with us. Under the new lock-up arrangement, we consented to the release from lock-up of 1,300,000 shares out of 1,566,007 shares of our common stock held by Mr. Frohman that were locked up in our favor until June 7, 2008 pursuant to Mr. Frohman’s Separation Agreement. We consented to this release in consideration for a lock-up until May 23, 2008 by Mr. Frohman in favor of us of 50% of Mr. Frohman’s remaining 1,566,007 shares of Common Stock (or securities exercisable for or convertible into shares of Common Stock) that were otherwise locked up until November 23, 2007 under Mr. Frohman’s prior Lock-Up Agreement with us. Prior to this Consent and Lock-up Agreement, the lock-up restrictions in the Separation Agreement allowed Mr. Frohman to sell or otherwise transfer up to 50,000 shares of the 1,300,000 shares in any given month. Under the new lock-up arrangement, Frohman will not be entitled to transfer any 50,000 monthly tranches of shares until on or after July 5, 2007 as these transfers relate to the 259,007 shares of that were not released from lock-up under the new lock-up arrangement.
On May 1, 2007, we entered into an Amendment to Consent and Lock-Up Agreement with Mr. Frohman. Under the Amendment to the Consent and Lock-Up Agreement, we consented to the release from lock-up of 200,000 shares that were locked up until July 5, 2007 under the Consent and Lock-Up Agreement. In consideration for this release, Mr. Frohman agreed that 200,000 shares of Common Stock that were locked up until November 23, 2007 under the Lock-Up Agreement between us and Mr. Frohman dated November 23, 2005 would continue to be locked up until February 21, 2008.
On December 7, 2007, we entered into an Amendment Agreement to the Separation Agreement with Mr. Frohman. Under this agreement, Mr. Frohman agreed to forego any rights he had to receive the approximately 6 remaining months of severance to which he was entitled under the Separation Agreement in consideration for our extension of the post-termination exercise period of Mr. Frohman’s option to purchase 375,000 shares of Common Stock for an additional year. According to this agreement, if the closing bid price of the Common Stock on any trading following December 7, 2007 is $5.00 or more, Mr. Frohman shall be obligated to exercise the option within five business days of such trading date. If Mr. Frohman fails to exercise any or all of the options, the options will terminate within five business days of the trading date with regard to the unexercised shares.
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

F 41

NOTE 15 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
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
Marketing and Operating Commitments
The Company has marketing commitments to spend approximately $240,000 for direct response TV advertising during 2008.
Restricted Cash and Operating Leases
Effective during the first quarter of 2007, the letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account, which as of December 31, 2007 had a balance of $1,150,000. This money market account is on deposit with the issuer of the letters of credit and is classified as restricted cash on the Company’s balance sheet. The terms of the money market account allow the Company to receive interest on the principal but prohibits the Company from withdrawing the principal for the life of the letters of credit.
The Company leases 3 automobiles for the personal and business use by the Company’s employees, which are leased in the name of ISG and personally guaranteed by Mr. Ivan Spinner. None of the 3 automobiles are used by Mr. Spinner and Mr. Spinner receives no compensation pertaining to these leases or his personal guarentee. The aggregate payments for these leases are $2,826 per month.
The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was approximately $1,710,010 and $1,074,995 for 2007 and 2006, respectively.

F 42

NOTE 15 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
Future minimum payments required under operating leases, severance and employment agreements and service agreements at December 31, 2007 are as follows:

2008	$2,032,428
2009	1,575,729
2010	1,535,233
2011	1,419,314
2012	1,252,578
thereafter	4,097,896

Total	$11,913,178

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
As consideration for the grant of the rights and licenses under the License Agreement, the Company paid to Realtime a $10,000 nonrefundable cash deposit and upon delivery of the STP software and other materials the Company will pay a license fee in the form of 216,612 unregistered shares of our common stock. Concurrent with entering into the License Agreement, HBDC and Realtime entered into a Registration Rights Agreement that provides for piggyback registration rights for the to be issued shares.
The Company may unilaterally terminate the License Agreement, with or without cause, at any time on 30 calendar day prior written notice to Realtime. The license rights in the software granted under the License Agreement survive any termination of the License Agreement in perpetuity.
As of December 31, 2007 the Company has not taken delivery of the STP software or issued Common Stock in connection with the License Agreement.
NOTE 16 — SEGMENT INFORMATION
The Company derives the results of the business segments directly from its internal management reporting system. The accounting policies the Company uses to derive business segment results are substantially the same as those the consolidated company uses. Business segment results are presented net of inter-segment amounts. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments.

F 43

NOTE 16 — SEGMENT INFORMATION (continued)
Selected operating results information for each business segment was as follows for the following fiscal years ended December 31:

		For the Year			For the Year
	Ended December 31, 2007			Ended December 31, 2006
	Telesales	Atiam	Total	Telesales	Atiam	Total
Revenue	$19,568,722	$1,141,028	$20,709,750	$12,240,101	—	$12,240,101

Gain (loss) from operations	$(14,525,531)	$197,490	$(14,328,041)	$(14,311,375)	—	$(14,311,375)

Total assets	$12,492,539	$3,802,117	$16,294,656	$12,237,452	—	$12,237,452
NOTE 17 — SUBSEQUENT EVENTS
Issuance of Unrestricted Common Stock to Directors.
On January 3, 2008 the Company granted 75,000 shares of unrestricted Common Stock to its directors in accordance with the Company’s Non Employee Director Compensation Plan, which was valued in aggregate at $139,500 based on the closing price per share ($1.82) of Common Stock on the Over the Counter Bulletin Board on the date of grant.
Closure of New York Sales Office and Associated Reduction in Staffing
During the first quarter of 2008 the Company closed its sales office located in New York. The New York office accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. The Company also reduced sales and sales support staff in its Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue.
As a result of the closure, the Company terminated 47 employees, including 34 agents. The Company also eliminated 16 positions vacated subsequent to December 31, 2007, which included 8 agents.
The Company has not completed a determination of the impairment of long term assets as a result of the closure. The long term assets, which may be impaired, include property and equipment net of depreciation of approximately $290,000. The Company anticipates completing an impairment determination during the first quarter of 2008.

F 44

NOTE 17 — SUBSEQUENT EVENTS
Issuance of Common Stock and Warrants
On March 31, 2008, the Company entered into a Securities Purchase Agreement (the “2008 Purchase Agreement”) with certain institutional and individual accredited investors (collectively, the “2008 Investors”), whereby the Company has agreed to complete a private placement (the “2008 Private Placement”) of an aggregate of 6,250,000 shares of its Common Stock, par value $0.001 per share, and warrants to purchase 6,250,000 shares of its Common Stock. Pursuant to the 2008 Purchase Agreement, the Company has agreed to sell investment units (each, a “2008 Unit”) in the 2008 Private Placement at a per 2008 Unit purchase price equal to $0.80. Each 2008 Unit sold in the 2008 Private Placement will consist of one share of Common Stock and a Warrant to purchase one share of Common Stock at an initial exercise price of $0.80 per share, subject to adjustment (the “2008 Warrant”). The closing of the 2008 Private Placement occurred on March 31, 2008 and the Company received $5,000,000, which represented the total gross proceeds from the 2008 private placement.
The 2008 Warrants provide that the holder thereof shall have the right, at any time after March 31, 2008 but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a 2008 Call Event (as defined below) or (ii) the fifth anniversary of the date of issuance of the 2008 Warrant, to acquire shares of Common Stock upon the payment of $0.80 per Warrant Share (the “2008 Exercise Price”). The Company also has the right, at any point after which the volume weighted average trading price per share of the Common Stock for a minimum of 20 consecutive trading days is equal to at least two times the 2008 Exercise Price per share, provided that certain other conditions have been satisfied to call the outstanding 2008 Warrants (a “2008 Call Event”), in which case such 2008 Warrants will expire if not exercised within ten business days thereafter. The 2008 Warrants also include weighted average anti-dilution adjustment provisions for issuances of securities below $0.80 during the first two years following the date of issuance of the 2008 Warrants, subject to customary exceptions.
In connection with the signing of the 2008 Purchase Agreement, the Company and the 2008 Investors also entered into a Registration Rights Agreement (the “2008 Registration Rights Agreement”). Under the terms of the 2008 Registration Rights Agreement, the Company agreed to prepare and file with the Commission, as soon as possible but in any event within 30 days following the later of (i) the date the Company is required to file with the Commission its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, or (ii) the date of the Registration Rights Agreement, a registration statement on Form S-1 (the “2008 Registration Statement”) covering the resale of the Shares and the Warrant Shares collectively, the “2008 Registrable Securities”). Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the 2008 Registration Statement to be declared effective under the Securities Act of 1933 as amended (the “Securities Act”) as soon as practicable but, in any event, no later than 90 days following the date of the 2008 Registration Rights Agreement (or 150 days following the date of the 2008 Registration Rights Agreement in the event the 2008 Registration Statement is subject to review by the Commission), and agreed to use its reasonable best efforts to keep the 2008 Registration Statement effective under the Securities Act until the date that all of the 2008 Registrable Securities covered by the 2008 Registration Statement have been sold or may be sold without volume restrictions pursuant to Rule 144(b)(i)) promulgated under the Securities Act. The 2008 Registration Rights Agreement also provides for payment of partial damages to the Investors under certain circumstances relating to failure to file or obtain or maintain effectiveness of the 2008 Registration Statement, subject to adjustment.

F 45

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE
NONE

ITEM 8A(T).	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the results of such assessment, management have concluded that the our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting.
     There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     Management’s report on internal control over financial reporting is included in Item 7, Financial Statements, of this Annual Report on Form 10-KSB.

ITEM 8B.	OTHER INFORMATION.
NONE

F 56

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Directors, Executive Officers, Promoters and Control Persons
The following table sets forth the name, age, position, and a brief account of the business experience of each of our executive officers and directors.
Directors serve until the next annual meeting of stockholders, until their successors are elected or appointed or qualified, or until their prior resignation or removal. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position
Alvin H. Clemens	70	Chairman and Chief Executive Officer
Charles A. Eissa	35	President, Chief Operating Officer and Director
Anthony R. Verdi	58	Chief Financial Officer
Ivan M. Spinner	33	Senior Vice President
Warren V. Musser	81	Vice Chairman of the Board of Directors
John Harrison	64	Director
Sanford Rich	49	Director
L.J. Rowell	75	Director
Paul Soltoff	53	Director
Frederick C. Tecce	72	Director
There are no material proceedings known to us to which any of our directors, officers or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities, or any affiliate of such persons, is a party adverse to us or has a material interest adverse to our interests. The following brief biographies contain information about our directors and our executive officers. The information includes each person’s principal occupation and business experience for at least the past five years. This information has been furnished to us by the individuals named. There are no family relationships known to us between the directors and executive officers. We do not know of any legal proceedings that are material to the evaluation of the ability or integrity of any of the directors or executive officers.
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
Ivan M. Spinner has served as our Senior Vice President since April 2006 and as our Executive Vice President since December 2007. In 1999, he founded Insurance Specialist Group Inc. and he served as its President and Chief Executive Officer from 1999 until Insurance Specialist Group Inc. was acquired by us in April 2006. From 1995 until 1999, Mr. Spinner served as an independent licensed insurance agent.
Warren V. Musser has served as one of our directors since January 2006 and as the Vice Chairman of our board of directors since March 2006. He also has served as President of The Musser Group, a financial consulting company, since 2001. Mr. Musser served as Chairman and Chief Executive Officer of Safeguard Scientifics, Inc. from 1953 until 2001. Mr. Musser is a director of Internet Capital Group, Inc. and Chairman of the board of directors of each of Telkonet, Inc. and InfoLogix, Inc. Mr. Musser serves on a variety of civic, educational and charitable boards of directors.
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
Frederick C. Tecce has served as one of our directors since August 2007. He currently serves as of counsel with Buchanan Ingersoll & Rooney. He was an attorney with Klett Rooney Lieber & Schorling when it joined Buchanan in 2006. Mr. Tecce also serves as of counsel to Cross Atlantic Capital Partners and has served on the investment committees of three of the funds managed by Cross Atlantic Partners. Mr. Tecce previously served as Senior Vice President and General Counsel of Academy Life Insurance Company. Mr. Tecce served on the transition team for Pennsylvania Governor Tom Ridge and was appointed by Governor Ridge to serve as a member of the board of the $50 billion Public School Employees Retirement System (PSERS), where he served as chairman of the Finance Committee until his retirement in September of 2001. He was appointed by U.S. Senator Rick Santorum to the Federal Judicial Nominating Committee where he served for several terms and also served on Dr. Robert Gallo’s Board of Visitors at the University of Maryland Institute for Human Virology. He has served on the board of directors of several listed companies.
Board Independence
The Board has determined that Messrs. Harrison, Rich, Rowell, Tecce and Soltoff are “independent” directors as defined by Rule 4200(a)(15) of the Nasdaq listing standards and as defined by Rule 10A-3(b)(1)(ii) promulgated by the Commission.
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
          Based solely on our review of the copies of Forms 3, 4, and 5 furnished to us, or representations from certain reporting persons that no Forms 3, 4 or 5 were required to be filed by such persons, we believe that all of our executive officers, directors, and persons who own more than ten percent of our common stock complied with all Section 16(a) filing requirements applicable to them during 2007.

Code of Business Conduct and Ethics
          We adopted an amended and restated Code of Business Conduct and Ethics on January 29, 2008. Our Code of Business Conduct and Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-B, applies globally to our corporate directors, executive officers, senior financial officers, and other employees.. Our Code of Business Conduct and Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A printed copy of our Code of Business Conduct and Ethics may be obtained free of charge by writing to us at Health Benefits Direct Corporation, 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087.
Corporate Governance
          Our board of directors currently is composed of Messrs. Clemens, Eissa, Harrison, Musser, Rich, Rowell and Soltoff. Mr. Clemens is the Chairman of our board of directors. Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. Pursuant to our bylaws, our board of directors may from time to time establish other committees to facilitate the management of our business and operations.
Audit Committee
          The members of our audit committee are Messrs. Rich and Rowell. Mr. Rich chairs the committee. Our board of directors has determined that Mr. Rich is an “audit committee financial expert,” as such term is defined in Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission. Although our common stock is not listed on NASDAQ and, as a result, we are not subject to NASDAQ’s listing standards, we voluntarily strive to comply with such standards. Our board of directors, in applying the above-referenced standards, has affirmatively determined that Messrs. Rich and Rowell are “independent”.
Compensation Committee
          The members of our compensation committee are Messrs. Harrison and Rich. Mr. Harrison chairs the committee.
Nominating and Governance Committee
          The members of our nominating and governance committee are Messrs. Rowell, Harrison and Soltoff. Mr. Rowell chairs the committee.

ITEM 10. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table summarizes the compensation paid to, awarded to or earned during the fiscal years ended December 31, 2007 and 2006 by our Chief Executive Officer and each of our two other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered to us in all capacities during 2007. The executive officers listed in the table below are referred to in this prospectus as our named executive officers. There were no non-equity incentive plan compensation, or non-qualified deferred compensation earnings for any of the named executives for the three years ended December 31, 2007.

									All Other
				Stock Awards		Option Awards			Compensation
Name and Principal Position	Fiscal Year	Salary ($)		($)		($) (7)	Bonus ($)		($)(8)	Total ($)

Alvin H. Clemens (1)	2007	360,577		—		41,250	—		44,866	446,693
Chariman & Chief Executive Officer	2006	267,287		—		106,834	—		16,010	390,131

Charles Eissa (2)	2007	278,846		131,250	(5)	3,750	50,000		13,204	477,050
President and Chief Operating Officer	2006	241,050		—		3,889	—		6,749	251,688

Ivan M. Spinner (3)	2007	356,731		131,250	(5)	156,186	—		19,071	663,238
Executive Vice President	2006	278,240	(6)	—		79,759 (6)	150,000	(6)	10,923	518,922

(1)	Mr. Clemens was appointed as the Executive Chairman of our board of directors on January 12, 2006 and as our Chairman and Chief Executive Officer on December 7, 2006 upon the resignation of Mr. Frohman, our previous Chief Executive Officer. In connection with the initial closing of our 2008 private placement on March 31, 2008, Mr. Clemens has resigned as our Chief Executive Officer, effective upon the later of April 1, 2008 and the business day immediately following the date on which we file our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Richard Arenschield will replace Mr. Clemens as Chief Executive Officer, effective upon the date of Mr. Clemens' resignation.

(2)	Mr. Eissa was appointed as our President and Chief Operating Officer on November 18, 2005.

(3)	Mr. Spinner was appointed as our Senior Vice President on April 3, 2006 concurrently with the closing of our acquisition of ISG and has served as our Executive Vice President since December 2007.

(4)	On February 15, 2007, we made restricted stock grants of 125,000 shares of our common stock to each of Mr. Eissa and Mr. Spinner in accordance with the terms of our 2006 Omnibus Equity Compensation Plan. These grants are subject to certain restrictions, including a restriction on transfer prior to the shares becoming fully vested. These shares will vest as follows: 50,000 shares on the first anniversary of the grant date; 50,000 additional shares of the second anniversary of the grant date; 2,083 shares per month on the 15th day of each month beginning on March 15, 2009 through January 15, 2009; and 2,087 on the third anniversary of the grant date. The value of the restricted stock grants were based on the closing price per share ($3.00) of our common stock on the OTCBB on the date of the grant. Stock award expense for the most recently completed fiscal year pertaining to named executive officers is based on the value of the restricted stock grants amortized straight line over their vesting period.

(6)	On April 3, 2006, Mr. Spinner received a $150,000 cash signing bonus and an option to purchase 150,000 shares of our common stock, which were accounted for as part of the consideration paid for the acquisition of ISG,.

(7)	Stock option expense for the two most recently completed fiscal years pertaining to the named executive officers is based on the estimated fair value of the stock option as of the date of grant using the Black-Scholes option-pricing model amortized over the vesting period of the option or the duration of employment, whichever is shorter. We recorded $17,792 of expense pertaining to Mr. Frohman’s stock option in 2006, which included $6,038 pertaining to the accelerated vesting of 225,000 shares, $3,354 pertaining to the expensing of the unamortized portion of 125,000 shares terminated and $8,400 of amortization of the fair value over the vesting contained in the stock option grant. Fair value is estimated based on an expected life of five years, an assumed dividend yield of 0% and the assumptions below.

			% of Fair
			Value
		Amount	Expensed in
		Expensed in	Financial				Closing
		Financial	Statements	Fair Value at	Number of	Option	Stock Price
		Statements	Based on	Date of Grant	Options	Exercise	on the Date	Date of	Expected	Risk Free
Name	Fiscal Year	$	Vesting	($)	Granted (#)	Price ($)	of Grant ($)	Grant	Volatility	Interest Rate

Alvin H. Clemens	2007	41,250	27.5%
	2006	106,834	71.2%	—	—	—	—	—	—	—
	2005	1,916	1.3%	150,000	500,000	1.00	1.00	11/23/2005	25%	3.75%

Charles Eissa	2007	3,750	25.0%
	2006	3,889	25.9%
	2005	173	1.2%	15,000	500,000	2.50	1.00	11/10/2005	25%	3.75%

Ivan M. Spinner	2007	156,186	36.7%
	2006	79,759	18.8%	425,381	150,000	3.50	3.50	4/3/2006	111%	4.55%
	2005	—	—	—	—	—	—	—	—	—
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

(8)	All other compensation paid to our named executive officers in the fiscal year ended December 31, 2007 consisted of the following:

	Payments for	Company Paid		Company	Company Paid
	Personal Use of	Health, Life and	Company Paid	Matching of	Personal	Company Paid
	Auto and	Disabilitly	Golf Club Dues ($)	Employee 401(k)	Secretarial	Entertainment
Name	Equipment ($) (a)	Insurance ($) (b)	(c)	Contributions (d)	Support (e)	and Meals ($) (f)	Total ($)

Alvin H. Clemens	5,800	16,831	7,200	583	14,452	—	44,866

Charles Eissa	2,859	6,854	—	2,711	—	780	13,204

Ivan M. Spinner	680	14,877	—	2,734	—	780	19,071

(a)	Payments for personal use of auto and equipment represent the taxable portion of monthly auto allowances and company payments for cell phones and other equipment for the portion of our named executive officers’ personal use of automobiles, cell phones and other equipment. Starting in April 2006, we paid each of the named executive officers, except Mr. Spinner, a $1,000 per month auto allowance for a total of $12,000 in 2007. The portion of the $12,000 pertaining to business travel was considered a reimbursement for business expenses and excluded from compensation. Starting in December 2007 we paid Mr. Spinner $1,000 auto allowance.

(b)	Company-paid health, life and disability insurance represents the cost of company-paid insurance premiums covering the named executive officers and, in the case of health insurance premiums, their dependents. We pay 100% of these insurance premiums for the named executive officers. Health insurance premiums vary based on several factors, including the age of the named executive officer and the number of their covered dependents.

(c)	Company reimbursement of golf club membership dues for the above named Executive Officer.

(d)	The Company implemented a 401(k) plan on January 1, 2007 and implemented an elective contribution to the Plan of 25% of the employee’s contribution up to 4% of the employee’s compensation, which were fully vested for the above named Executive Officers.

(e)	Value of Company provided administrative and secretarial support pertaining to non Company activities for the above named Executive Officer.

(f)	Company-paid lunches for the named executive officers.

Outstanding Equity Awards at Fiscal Year-End
          The following table sets forth information for the outstanding equity awards for our named executive officers for the year ended December 31, 2007. The information below pertains to stock options, which were granted under 2005 Incentive Stock Plan, and restricted stock grants, which were granted accordance with the terms of our 2006 Omnibus Equity Compensation Plan. The number of shares of stock that have not vested pertains to the February 15, 2007 restricted stock grant to the named executive officers below. The market value of the number of shares of stock that have not vested was based on the closing price per share ($1.86) of our common stock on the OTCBB on December 31, 2007.

	Option Awards				Stock Awards
Market
	Number of	Number of			Number of	Value of
	Securities	Securities			Shares or	Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option		Stock That	Stock That
	Options	Options	Exercise	Option	Have Not	Have Not
	(#)	(#)	Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)

Alvin H. Clemens	300,000	—	1.00	11/22/2015	—	—

Charles Eissa	500,000	218,760	2.50	11/9/2015	125,000	232,500

Ivan M. Spinner	150,000	112,500	3.50	04/03/2016	125,000	232,500
Employment, Severance and Other Agreements
Alvin H. Clemens and Ivan M. Spinner
          On November 27, 2007 we entered into amended and restated employment agreements with each of Alvin H. Clemens and Ivan M. Spinner. The employment agreements replaced and superseded the executives’ existing employment agreements.
          Each employment agreement has an initial term of three years beginning on November 27, 2007. The employment agreements automatically renew for successive additional one-year periods each unless either we or the executive gives the other 60 days’ written notice prior to the end of the then current term.
          Under the respective employment agreements, (i) Mr. Clemens would continue to serve as our Executive Chairman and Chief Executive Officer with a base salary equal to his existing base salary of $450,000 per year and (ii) Mr. Spinner would serve as our Executive Vice President with a base salary of $371,000 per year until April 2, 2007 and a base salary of $300,000 thereafter.
          Each executive also is entitled to receive annual bonus compensation in cash, capital stock or other property as determined by our board of directors and to participate in all benefit plans offered from time to time to our senior executives. In addition, each executive is entitled to a car allowance of at least $1,000 per month and reimbursement for up to $15,000 in dues associated with the executive’s membership in professional and business organizations.

          Certain other terms are identical among all of the employment agreements and are set forth below:
•	We may terminate the employment agreements (i) for “Cause” (as defined in the employment agreements), (ii) upon 60 days’ prior written notice to the executive if without Cause, or (iii) upon the executive’s “Permanent Disability” as defined in the employment agreements. Each executive may terminate his employment agreement (i) for “Good Reason” as defined in the employment agreements or (ii) upon 30 days’ prior written notice to us for any reason.

•	If (i) we terminate an executive’s employment without Cause or (ii) the executive terminates his employment agreement for Good Reason, the executive will be entitled to receive (x) 18 months’ base salary at the then current rate, payable in accordance with our usual practices, (y) continued participation for 18 months in our benefit plans and (z) payment, within a commercially reasonable time and on a prorated basis, of any bonus or other payments earned in connection with our bonus plan existing at the time of termination. In addition, if an employment agreement is terminated in accordance with the foregoing sentence within two months prior to, or 24 months following, a change in control (as described in the employment agreement), the executive will be entitled to receive 18 months’ base salary at the then current rate upon the date of termination, regardless of our usual practices, and all stock options held by the executive at the date of termination will immediately become 100% vested and all restrictions on such options will lapse.

•	If we terminate an executive’s employment for Cause or the executive terminates his employment agreement without Good Reason, the executive will be entitled to receive (i) all accrued and unpaid salary and vacation pay through the date of termination and (ii) continued participation for one month in our benefit plans.

•	If we terminate an executive’s employment due to a Permanent Disability, the executive will be entitled to receive (i) 18 months’ base salary at the then current rate, payable in accordance with our usual practices, (ii) continued participation for 18 months in our benefit plans and (iii) payment, within a commercially reasonable time and on a prorated basis, of any bonus or other payments earned in connection with our bonus plan existing at the time of termination. We may credit any such amounts against any proceeds paid to the executive with respect to any disability policy maintained and paid for by us for the executive’s benefit.

•	If an executive dies during the term of his employment agreement, the employment agreement will automatically terminate and the executive’s estate or beneficiaries will be entitled to receive (i) three months’ base salary at the then current rate, payable in a lump sum and (ii) continued participation for one year in our benefit plans.

•	Each executive is prohibited from competing with us or soliciting our employees, independent contractors, or outside agents, directly or indirectly, for another business and is subject to standard confidentiality obligations during the term of the employment agreements and for a period of 18 months thereafter.

•	We and each executive will be prohibited, following a termination of the executive’s employment with us from disparaging each other.
Charles A. Eissa
          Pursuant to a written employment agreement, Mr. Eissa serves as our President and Chief Operating Officer. Pursuant to his employment agreement his annual base salary was $214,200 per year through April, 1, 2006, was then increased to $250,000 through March 19, 2007 and then increased to $300,000 thereafter. He is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time. Mr. Eissa’s employment agreement automatically renewed on November 18, 2007 and expires on November 18, 2008.

     In the event of Mr. Eissa’s termination without cause or for good reason, he or his estate would receive their then current base annual salary, plus unpaid accrued employee benefits, which is primarily accrued vacation, plus the continuation of his employee benefits for a period of 1 year, less all applicable taxes. In the event of his voluntary termination, death or disability, he or his estate would receive unpaid accrued employee benefits, plus the continuation of his employee benefits for a period of 1 month, less all applicable taxes.
     All shares of common stock held by Mr. Eissa (together with the shares held by his respective affiliates) are subject to lock-up provisions that provide restrictions on the future sale of common stock by the holders and their transferees. These lock-up provisions provide, in general, that these shares may not directly or indirectly be offered, sold, offered for sale, contracted for sale, hedged, or otherwise transferred or disposed of, for a period of twelve (12) months following the purchase of such shares in the private placement, and for an additional twelve (12) months thereafter each holder may only sell up to 50% of his portion of these shares. We filed a registration statement with the SEC, which was subsequently declared effective, covering the resale of the shares of common stock held by Mr. Eissa.
Compensation of Directors
     The following table sets forth information concerning the compensation of all individuals who served on our board of directors during the fiscal year ended December 31, 2007. There were no non-equity incentive plan compensation or nonqualified deferred compensation earnings to any of our directors for the year ended December 31, 2007.

	Fees Earned
	or			All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Total
Name	($) (1)	($) (2)	($) (3)	($)	($)

Warren V. Musser	$39,250	$21,500	210,391	—	271,141

Paul Soltoff	8,500	21,500	23,250	—	53,250

John Harrison	13,000	32,250	23,250	53,077 (4)	121,577

C. James Jensen (5)	11,500	21,500	193,817	—	226,817

Sanford Rich	16,000	32,250	193,817	—	242,067

L.J. Rowell	12,000	32,250	193,817	—	238,067

Frederick C. Tecce	—	—	—	—	—

(1)	Represents board and committee meeting and retainer fees paid to our directors under our Compensation Plan for Directors and our 2005 Non-Employee Directors Stock Option Plan. The amount for Mr. Musser also includes $31,250 under our Compensation Plan for Directors as Vice Chairman of our board of directors.

(2)	Stock award expense for the most recently completed fiscal year pertaining to directors, which is detailed by director in the following tables, was based on the closing price per share ($2.15) of our common stock on the OTCBB on the date of the grant.

		Number of
		Shares of		Aggregate
	Date of Stock	Common	Value Per	Value of Stock
	Grant	Stock Granted	Share	Granted

Warren V. Musser	12/15/2007	10,000	$2.15	$21,500

Paul Soltoff	12/15/2007	10,000	2.15	21,500

John Harrison	12/15/2007	15,000	2.15	32,250

C. James Jensen (5)	12/15/2007	10,000	2.15	21,500

Sanford Rich	12/15/2007	15,000	2.15	32,250

L.J. Rowell	12/15/2007	15,000	2.15	32,250

Frederick C. Tecce	—	—	—	—

(3)	Stock option expense for the most recently completed fiscal year pertaining to directors is based on the estimated fair value as of the date of grant using the Black-Scholes option-pricing model based on the terms of each option amortized over the vesting period of the option or the duration of board membership, whichever is shorter. Fair value was estimated based on an assumed dividend yield of 0% and the assumptions below.

		Fair Value
	Amount	Expensed in
	Expensed in	Financial
	Financial	Statements	Fair Value	Number of	Option	Stock Price
	Statements	Based on	of Option	Options	Exercise	on the Date	Date of	Expected	Risk Free	Expected
Name	($)	Vesting	Award ($)	Granted (#)	Price ($)	of Grant ($)	Grant	Volatility	Interest Rate	Life in years

Warren V. Musser	57,979	30%	193,264	250,000	1.00	1.00	01/11/2006	103%	3.75%	5
	152,412	17%	896,542	425,000	2.70	2.90	03/14/2006	105%	3.75%	5

Paul Soltoff	23,250	31%	75,000	250,000	1.00	1.00	11/23/2005	25%	3.75%	4.5

John Harrison	23,250	31%	75,000	250,000	1.00	1.00	11/22/2005	25%	3.75%	4.5

C. James Jensen (5)	193,817	33%	587,324	200,000	3.60	3.60	04/27/2006	113%	4.66%	5

Sanford Rich	193,817	33%	587,324	200,000	3.60	3.60	04/27/2006	113%	4.66%	5

L. J. Rowell	193,817	33%	587,324	200,000	3.60	3.60	04/27/2006	113%	4.66%	5

(4)	Mr. Harrison provides marketing consulting services to the Company pursuant to a verbal agreement. Mr. Harrison’s consulting services commenced on January 29, 2007

(5)	Mr. Jensen resigned from the board effective March 26, 2008. Mr. Edmund Walters was appointed as a member of the board to fill the vacancy created by Mr. Jensen’s resignation, effective as of April 1, 2008.

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
Key terms of the Omnibus Plan are as follows:

•	Administration. The Omnibus Plan is administered and interpreted by our board of directors. The Board has the authority to: (i) determine the individuals to whom grants will be made under the Omnibus Plan; (ii) determine the type, size and terms of the grants; (iii) determine the time when grants will be made and the duration of any applicable exercise or restriction period, including the criteria for exercisability and the acceleration of exercisability; (iv) amend the terms of any previously issued grant, subject to the limitations described below; and (v) deal with any other matters arising under the Omnibus Plan. The determinations of our board of directors are made in its sole discretion and are final, binding and conclusive.

•	Eligibility. All of the employees of ours and our subsidiaries, as well as advisors and consultants of ours and our subsidiaries, are eligible for grants under the Omnibus Plan. Non-employee directors of ours are also eligible to receive grants under the Omnibus Plan.

•	Types of Awards. The Omnibus Plan provides that grants may be in any of the following forms: (i) incentive stock options; (ii) nonqualified stock options (incentive stock options and nonqualified stock options collectively are referred to as “options”); (iii) stock appreciation rights, or SARs; (iv) stock units; (v) stock awards; (vi) dividend equivalents; and (vii) other stock-based awards.

•	Shares Subject to the Omnibus Plan. The Omnibus Plan authorizes up to 7,050,000 shares of our common stock for issuance, subject to adjustment in certain circumstances. The maximum number of authorized shares includes shares to be issued or transferred pursuant to outstanding grants under the Prior Plans that are to be merged into this Omnibus Plan as of the effective date of the Omnibus Plan. The Omnibus Plan provides that the maximum aggregate number of shares of common stock that may be made with respect to grants, other than dividend equivalents, to any individual during any calendar year is 1,000,000 shares, subject to adjustment as described below. Grantees may not accrue dividend equivalents during any calendar year under the Omnibus Plan in excess of $1,000,000. These limits may be adjusted by reason of a stock dividend, spin-off, recapitalization, stock split, or combination or exchange of shares, by reason of a merger, reorganization or consolidation, by reason of a recapitalization or change in par value or by reason of any other extraordinary or unusual event affecting the outstanding shares of common stock as a class without our receipt of consideration, or if the value of outstanding shares of common stock is substantially reduced as a result of a spin-off or our payment of an extraordinary dividend or distribution.

•	Change of Control. If a change of control of us occurs, unless our board of directors determines otherwise, all outstanding options and SARs will automatically accelerate and become fully exercisable, the restrictions and conditions on all outstanding stock awards will immediately lapse, all outstanding stock units will become payable in cash or shares of common stock in an amount not less than their target amount (as determined by our board of directors), and dividend equivalents and other-stock based awards will become fully payable in cash or shares of common stock (in amounts determined by our board of directors).

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
          The following table shows information known by us with respect to the beneficial ownership of our common stock as of March 14, 2008, for each of the following persons:
•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each person or group of affiliated persons or entities known by us to beneficially own 5% or more of our common stock.
          The number of shares beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the Commission. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 14, 2008 through the exercise of any warrant, stock option or other right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying options and warrants that are exercisable within 60 days of March 14, 2008 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The following table is based on 35,026,384 shares outstanding as of March 14, 2008. Unless otherwise indicated, the address of all individuals and entities listed below is Health Benefits Direct Corporation, 150 Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087.

	Number of Shares		Percent of Shares
Name and Address of Beneficial Owner	Beneficially Owned		Beneficially Owned

Directors and Named Executive Officers:

Alvin H. Clemens	4,350,000	(1)	11.9%
Charles A. Eissa	1,923,018	(2)	5.4%
Warren V. Musser	1,135,000	(3)	3.1%
John Harrison	466,750	(4)	1.3%
L.J. Rowell	400,600	(5)	1.1%
C. James Jensen	495,000	(5)(11)	1.4%
Paul Soltoff	345,000	(6)	1.0%
Ivan M. Spinner	312,500	(7)	*
Sanford Rich	305,000	(5)(12)	*
Frederick C. Tecce	1,650,000	(13)	*
All directors and named executive officers as a group (10 persons)	11,382,868	(1)(2)(3)(4)(5)(6)(7)(8)(11)(12)(13)	28.6%

Holders of More than Five Percent of Our Common Stock:

	Number of Shares		Percent of Shares
Name and Address of Beneficial Owner	Beneficially Owned		Beneficially Owned
Gerald Unterman	3,000,000	(8)	8.3%
Cumberland Associates LLC	2,065,750	(9)	5.9%
Arthur J. Nagle and Paige L. Nagle JTWROS	1,830,000	(10)	5.1%
Marlin Capital Partners I, LLC	1,813,882	(14)	5.2%

*	Less than 1%

(1)	Includes 1,000,000 shares and 500,000 shares underlying warrants exercisable within 60 days of March 14, 2008 held by The Clemens-Beaver Creek Limited Partnership, of which Alvin H. Clemens is the general partner. Mr. Clemens disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. Also includes 100,000 shares held by Mr. Clemens’s minor children. Also includes 300,000 shares underlying options and 700,000 shares underlying warrants, all of which are exercisable within 60 days of March 14, 2008.

(2)	Includes 302,072 shares underlying options, all of which are exercisable within 60 days of March 14, 2008. Excludes 197,928 shares underlying options that are not exercisable within 60 days of March 14, 2008.

(3)	Includes 440,000 shares underlying warrants and 675,000 shares underlying options, all of which are exercisable within 60 days of March 14, 2008.

(4)	Includes 250,000 shares underlying options and 86,750 shares underlying warrants, all of which are exercisable within 60 days of March 14, 2008.

(5)	Includes 200,000 shares underlying options that are exercisable within 60 days of March 14, 2008. Mr. Jensen has subsequently resigned from his position as a member of the Board, effective March 26, 2008.

(6)	Includes 150,000 shares underlying options and 25,000 shares underlying warrants, all of which are exercisable within 60 days of March 14, 2008.

(7)	Includes 37,500 shares underlying options that are exercisable within 60 days of March 14, 2008. Excludes 112,500 shares underlying options that are not exercisable within 60 days of March 14, 2008.

(8)	According to the Schedule 13G/A filed with the Commission by Mr. Unterman on April 18, 2007. Includes 1,000,000 shares underlying warrants that are exercisable within 60 days of March 14, 2008.

(9)	According to the Schedule 13G filed with the Commission by Cumberland Associates LLC on February 7, 2008. Includes 243,880 shares underlying warrants that are exercisable within 60 days of March 14, 2008.

(10)	Includes 220,000 shares held by Arthur J. Nagle in his individual capacity. Includes 610,000 shares underlying warrants that are exercisable within 60 days of March 14, 2008, 110,000 of which are held by Arthur J. Nagle in his individual capacity.

(11)	Includes 50,000 shares held by Mara Gateway Associates L.P. Includes 125,000 shares underlying warrants that are exercisable within 60 days of March 14, 2008 held by Mara Gateway Associates L.P. Mr. Jensen disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(12)	Includes 25,000 shares underlying warrants that are exercisable within 60 days of March 14, 2008.

(13)	Includes 50,000 shares underlying warrants that are exercisable within 60 days of March 14, 2008. Also includes 1,000,000 shares and 500,000 shares underlying warrants that are exercisable within 60 days of March 14, 2008, that are beneficially owned by Co-Investment Trust II, L. P., designee of Cross Atlantic Capital Partners, Inc. Mr. Tecce is a managing partner of Cross Atlantic Capital Partners, Inc. Mr. Tecce disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(14)	According to the Schedule 13G filed with the Commission by Marlin Capital Partners I, LLC on September 1, 2006. Betsy Brauser is the natural person with voting and investment control over these shares.

Equity Compensation Plan Information
     The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2007:
EQUITY COMPENSATION PLAN

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options,	Options, Warrants	Reflected in the
Plan Category	Warrants and Rights	and Rights	first Column)

Equity compensation plans approved by security holders	15,581,900	$2.00	603,100
Equity compensation plans not approved by security holders	0	0	0

Total	15,581,900	$2.00	603,100
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Transactions With Related Persons, Promoters and Certain Control Persons
          From the beginning of our last fiscal year until the date of this annual report on Form 10-KSB, there has been no transaction, nor is there any transaction currently proposed, to which we were, are, or would be a participant, in which the amount involved exceeded or would exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last three completed fiscal years and in which any of our directors or executive officers, any holder of more than 5% of our common stock or any member of the immediate family of any of these persons or entities had or will have a direct or indirect material interest, other than the compensation and compensation arrangements (including with respect to equity compensation and board compensation) described below.
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
          From time to time, we used a business credit card in the name of ISG Partners, Inc., which is an entity owned by Mr. Ivan Spinner, one of our executive officers, for travel expenses, purchases and operating purposes. This account is personally guaranteed by Mr. Spinner. Mr. Spinner does not incur any interest or expense in connection with our use of his credit card account. We do not pay Mr. Spinner interest or fees in connection with our use of his credit card account. At December 31, 2006, we owed Mr. Spinner $42,130 for charges incurred on his credit card, which amount was paid in full in January 2007.

          We have engaged in the following transactions regarding sales of our common stock with our executive officers and directors, and with the beneficial holders of 5% or more of our common stock:
•	On February 15, 2007, we made restricted stock grants of 125,000 shares of our common stock to each of Mr. Eissa and Mr. Spinner in accordance with the terms of our 2006 Omnibus Equity Compensation Plan. These grants are subject to certain restrictions, including a restriction on transfer prior to the shares becoming fully vested. These shares will vest as follows: 50,000 shares on the first anniversary of the grant date; 50,000 additional shares of the second anniversary of the grant date; 2,083 shares per month on the 15th day of each month beginning on March 15, 2009 through January 15, 2009; and 2,087 on the third anniversary of the grant date.

•	On March 30, 2007, we completed a private placement of an aggregate of 5,000,000 shares of our common stock and warrants exercisable for 2,500,000 shares of our common stock. We sold 5,000,000 investment units in the private placement, each investment unit consisting of one share of our common stock and a warrant to purchase one-half (1/2) of one share of common stock. In connection with this private placement:
•	Alvin H. Clemens, our Chief Executive Officer and Chairman, purchased 1.0 million investment units. Mr. Clemens agreed to waive his registration rights for the 1.0 million shares of common stock he purchased in the private placement and the 500,000 shares of common stock underlying the warrant until the later of six months following the effectiveness of this registration statement or the earliest date that may be permitted by the Commission.

•	Co-Investment Trust II, L.P., designee of Cross Atlantic Capital Partners, Inc. purchased 1.0 million investment units. Mr. Tecce, who is one of our directors, is a managing partner of Cross Atlantic Partners, Inc.
•	On March 31, 2008, we completed a private placement of an aggregate of 6,250,000 shares of our common stock and warrants exercisable for 5,000,000 shares of our common stock. We sold 6,250,000 investment units in the private placement, each investment unit consisting of one share of our common stock and a warrant to purchase one share of common stock. In connection with this private placement:
•	Co-Investment Trust II, L.P., designee of Cross Atlantic Capital Partners, Inc. purchased 5.0 million investment units in the initial closing and has a right of first refusal to purchase an additional 1.25 million investment units within 30 days of the initial closing. Mr. Tecce, who is one of our directors, is a managing partner of Cross Atlantic Partners, Inc.

•	Cumberland Associates LLC, a holder of more than 5% of our shares of common stock, purchased 1.25 million investment units in the private placement.

•	Donald Caldwell, Chairman and Chief Executive Officer of Cross-Atlantic Capital Partners, Inc., was appointed as a member and Co-Chairman of our board of directors, as well as a member and Chair of our Audit Committee, effective as of April 1, 2008.

•	Mr. Clemens, our current Chief Executive Officer and Chairman, resigned from his position as Chief Executive Officer, effective as of the later of April 1, 2008 and the business day immediately following the date on which we file our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Richard Arenschield will replace Mr. Clemens as Chief Executive Officer, effective upon the date of Mr. Clemens’ resignation. Mr. Clemens will continue to serve in his capacity as a Chairman of the Board, but will serve as Co-Chairman along with Mr. Caldwell.
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

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

2.2	Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference from Exhibit 2.1 to the Company’s current report on From 8-K, filed with the Commission on September 26, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.4	Certificate of Merger of HBDC II, Inc. with and into Health Benefits Direct Corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2, filed with the Commission on February 1, 2008).

4.1	Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

4.2	Warrant to Purchase Common Stock issued to Alvin H. Clemens (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on March 31, 2006).

4.3	Securities Purchase Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.4	Registration Rights Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

Exhibit
Number	Description

4.7	Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the Commission on October 4, 2007).

4.8	Registration Rights Agreement, dated October 1, 2007, by and among Health Benefits Direct Corporation and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the Commission on October 4, 2007).

4.9	Securities Purchase Agreement, dated March 31, 2008, by and between Health Benefits Direct Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10	Securities Purchase Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 28, 2008).

4.11	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.12	Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Company’s current report on From 8-K, filed with the Commission on March 31, 2008).

4.13	Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Company’s current report on Form 8-K, filed with the Commission on March 31, 2008).

10.1	Health Benefits Direct Corporation 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.2	Health Benefits Direct Corporation 2005 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 22, 2005).

10.3	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.4	Lease Agreement, dated February 9, 2004, between Case Holding Co. and Platinum Partners, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005).

10.5	Lease between Health Benefits Direct Corporation and FG2200, LLC, effective March 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 6, 2006).

10.6	Employment Agreement, dated November 18, 2005, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

Exhibit
Number	Description

10.7	Amendment to Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.9	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.10	Lockup Agreement, dated November 23, 2005, among Health Benefits Direct Corporation, Scott Frohman, Charles A. Eissa and Daniel Brauser (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.11	Advisory Agreement, dated November 1, 2005, between Health Benefits Direct Corporation and Warren V. Musser (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.12	Merger Agreement, dated April 3, 2006, among Health Benefits Direct Corporation, ISG Merger Acquisition Corp., Insurance Specialist Group Inc. and Ivan M. Spinner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2006).

10.13	Employment Agreement, dated April 3, 2006, between HBDC II, Inc. and Ivan M. Spinner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2006).

10.14	Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 2, 2006).

10.15	Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 2, 2006).

10.16	Health Benefits Direct Corporation 2008 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.17	Letter Agreement, dated March 31, 2008, between the Company and the Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.18	Sublease, dated March 7, 2006, between Health Benefits Direct Corporation and World Travel Partners I, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.19	First Amendment to Sublease, dated April 18, 2006, between Health Benefits Direct Corporation ad World Travel Partners I, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.20	Letter Agreement, dated April 18, 2006, among World Travel Partners I, LLC, Health Benefits Direct Corporation, and 1120 Avenue of the Americas, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

Exhibit
Number	Description

10.21	Software and Services Agreement, dated May 31, 2006, among Health Benefits Direct Corporation, Insurint Corporation, and Realtime Solutions Group, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

10.22	Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006)

10.23	Separation Agreement, dated December 7, 2006, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.24	Amendment No. 1 to Option, dated as of February 15, 2007, delivered by Health Benefits Direct Corporation to Daniel Brauser (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 16, 2007).

10.25	Consent and Lock-Up Agreement, dated April 5, 2007, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2007).

10.26	Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s current report on From 8-K, filed with the Commission on October 4, 2007).

10.27	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Alvin H. Clemens (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.28	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.29	Amendment to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.30	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Ivan M. Spinner (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.31	Amendment to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.32	Amendment to Employment Agreement, dated March 31, 2008, by and between the Company and Charles A. Eissa (incorporated by reference from Exhibit 10.4 to the Company’s current report on Form 8-K, filed with the Commission on March 31, 2008).

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21	Subsidiaries of Health Benefits Direct Corporation (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on April 2, 2007).

23.1**	Consent of Sherb & Co., LLP.

31.1**	Section 302 Certification of Principal Executive Officer.

Exhibit
Number	Description

31.2**	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer.

32.2**	Section 906 Certification of Principal Financial Officer.

**	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The following is a summary of the fees billed to us by Sherb & Co. for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

	2007	2006
Audit Fees (1)	$79,000	$63,000
Audit-Related Fees	730	0
Tax Fees (2)	0	0
All Other Fees	0	0
Total Fees	$79,730	$63,000

(1)	Audit fees and audit related fees for the fiscal years ended December 31, 2007 and 2006 were for professional services rendered for the audits and interim quarterly reviews of our consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Tax fees were for tax compliance, tax advice and tax planning.
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

/s/ ALVIN H. CLEMENS Alvin H. Clemens	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ ANTHONY R. VERDI Anthony R. Verdi	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ WARREN V. MUSSER Warren V. Musser	Director	March 31, 2008

/s/ CHARLES A. EISSA	President and Chief Operating Officer and Director	March 31, 2008
Charles A. Eissa

/s/ JOHN HARRISON John Harrison	Director	March 31, 2008

/s/ PAUL SOLTOFF Paul Soltoff	Director	March 31, 2008

/s/ L.J. ROWELL L.J. Rowell	Director	March 31, 2008

/s/ SANFORD RICH Sanford Rich	Director	March 31, 2008

/s/ FREDERICK C. TECCE Frederick C. Tecce	Director	March 31, 2008

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

2.2	Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference from Exhibit 2.1 to the Company’s current report on From 8-K, filed with the Commission on September 26, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.4	Certificate of Merger of HBDC II, Inc. with and into Health Benefits Direct Corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2, filed with the Commission on February 1, 2008).

4.1	Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

4.2	Warrant to Purchase Common Stock issued to Alvin H. Clemens (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on March 31, 2006).

4.3	Securities Purchase Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.4	Registration Rights Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.7	Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Company’s current report on From 8-K, filed with the Commission on October 4, 2007).

Exhibit
Number	Description
4.8	Registration Rights Agreement, dated October 1, 2007, by and among Health Benefits Direct Corporation and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the Commission on October 4, 2007).

4.9	Securities Purchase Agreement, dated March 31, 2008, by and between Health Benefits Direct Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10	Securities Purchase Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.11	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.12	Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Company’s current report on From 8-K, filed with the Commission on March 31, 2008).

4.13	Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Company’s current report on Form 8-K, filed with the Commission on March 31, 2008).

10.1	Health Benefits Direct Corporation 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.2	Health Benefits Direct Corporation 2005 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 22, 2005).

10.3	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.4	Lease Agreement, dated February 9, 2004, between Case Holding Co. and Platinum Partners, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005).

10.5	Lease between Health Benefits Direct Corporation and FG2200, LLC, effective March 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 6, 2006).

10.6	Employment Agreement, dated November 18, 2005, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.7	Amendment to Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

Exhibit
Number	Description
10.9	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.10	Lockup Agreement, dated November 23, 2005, among Health Benefits Direct Corporation, Scott Frohman, Charles A. Eissa and Daniel Brauser (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.11	Advisory Agreement, dated November 1, 2005, between Health Benefits Direct Corporation and Warren V. Musser (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.12	Merger Agreement, dated April 3, 2006, among Health Benefits Direct Corporation, ISG Merger Acquisition Corp., Insurance Specialist Group Inc. and Ivan M. Spinner (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2006).

10.13	Employment Agreement, dated April 3, 2006, between HBDC II, Inc. and Ivan M. Spinner (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2006).

10.14	Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 2, 2006).

10.15	Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 2, 2006).

10.16	Health Benefits Direct Corporation 2008 Omnibus Equity Compensation Plan (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.17	Letter agreement, dated March 31, 2008, between the Company and the Co-Investment Fund II, L.P. (incorporated by reference to exhibit 10.1 to the Registrant’s Current report on Form 8-K filed with the Commission on March 31, 2008).

10.18	Sublease, dated March 7, 2006, between Health Benefits Direct Corporation and World Travel Partners I, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.19	First Amendment to Sublease, dated April 18, 2006, between Health Benefits Direct Corporation ad World Travel Partners I, LLC (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.20	Letter Agreement, dated April 18, 2006, among World Travel Partners I, LLC, Health Benefits Direct Corporation, and 1120 Avenue of the Americas, LLC (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.22	Software and Services Agreement, dated May 31, 2006, among Health Benefits Direct Corporation, Insurint Corporation, and Realtime Solutions Group, L.L.C. (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

Exhibit
Number	Description
10.22	Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006)

10.23	Separation Agreement, dated December 7, 2006, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.24	Amendment No. 1 to Option, dated as of February 15, 2007, delivered by Health Benefits Direct Corporation to Daniel Brauser (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 16, 2007).

10.25	Consent and Lock-Up Agreement, dated April 5, 2007, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2007).

10.26	Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s current report on From 8-K, filed with the Commission on October 4, 2007).

10.27	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Alvin H. Clemens (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.28	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.29	Amendment to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.30	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Ivan M. Spinner (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.31	Amendment to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.32	Amendment to Employment Agreement, dated March 31, 2008, by and between the Company and Charles A. Eissa (incorporated by reference from Exhibit 10.4 to the Company’s current report on Form 8-K, filed with the Commission on March 31, 2008).

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21	Subsidiaries of Health Benefits Direct Corporation (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Commission on April 2, 2007).

23.1**	Consent of Sherb & Co., LLP.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer.