Form 10-Q
period 2008-03-31
HEALTH BENEFITS DIRECT CORP
filed 2008-05-15
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 333-123081

HEALTH BENEFITS DIRECT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0438502
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
150 North Radnor-Chester Rd.
Radnor Financial Center, Suite B101
Radnor, Pennsylvania 19087
(Address of Principal Executive Offices) (Zip Code)
(484) 654-2200
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☑
     As of May 15, 2008, there were 41,354,645 outstanding shares of common stock, par value $0.001 per share, of the registrant.

HEALTH BENEFITS DIRECT CORPORATION
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2008

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$7,420,494	$5,787,585
Accounts receivable, less allowance for doubtful accounts $35,080 and $59,106	1,732,037	1,720,014
Tax receivable	36,212	—
Deferred compensation advances	345,732	578,372
Prepaid expenses	218,949	182,087
Other current assets	12,193	22,285

Total current assets	9,765,617	8,290,343

Restricted cash	1,150,000	1,150,000
Property and equipment, net of accumulated depreciation $1,274,178 and $1,115,562	1,348,983	1,592,480
Intangibles, net of accumulated amortization $3,416,560 and $3,108,771	4,420,387	5,095,960
Other assets	163,997	165,871

Total assets	$16,848,984	$16,294,654

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$986,835	$1,483,064
Accrued expenses	1,579,788	1,406,641
Current portion of capital lease obligations	22,776	14,707
Sub-tenant security deposit	7,301	—
Due to related parties	—	28,500
Unearned commission advances	8,117,836	8,450,585
Deferred revenue	128,875	209,125
Income tax payable	—	157,288

Total current liabilities	10,843,411	11,749,910

LONG TERM LIABILITIES:
Capital lease obligations	69,242	44,241

Total long term liabilities	69,242	44,241

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.001 par value; 90,000,000 shares authorized; 41,255,635 and 34,951,384 shares issued and outstanding	41,255	34,951
Additional paid-in capital	42,619,165	36,868,409
Accumulated deficit	(36,724,089)	(32,402,857)

Total shareholders’ equity	5,936,331	4,500,503

Total liabilities and shareholders’ equity	$16,848,984	$16,294,654

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,

	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$6,388,021	$4,513,015

Operating expenses:
Salaries, commission and related taxes	5,776,986	4,093,920
Lead, advertising and other marketing	1,998,733	1,861,584
Depreciation and amortization	715,716	551,106
Rent, utilities, telephone and communications	811,988	650,739
Professional fees	528,727	260,307
Other general and administrative	518,444	404,121

	10,350,594	7,821,777

Loss from operations	(3,962,573)	(3,308,762)

Other income (expense):
Loss on impairment of property and equipment	(88,922)	—
Loss on impairment of intangible asset	(295,633)	—
Interest income	30,506	49,078
Interest expense	(4,610)	(8,814)

Total other income (expense)	(358,659)	40,264

Net loss	$(4,321,232)	$(3,268,498)

Net loss per common share:
Net loss per common share — basic and diluted	$(0.12)	$(0.11)

Weighted average common shares outstanding — basic and diluted	35,467,010	28,896,388

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THREE MONTHS ENDED MARCH 31, 2008
(Unaudited)

	Common Stock, $.001
	Par Value				Total
	Number of		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance — December 31, 2007	34,951,384	$34,951	$36,868,409	$(32,402,857)	$4,500,503

Common stock issued in private placement	6,250,000	6,250	4,923,512	—	4,929,762

Common stock issued to directors as compensation	75,000	75	128,925	—	129,000

Return of restricted stock from employees in payment of withholding tax	(20,749)	(21)	(27,368)	—	(27,389)

Amortization of deferred compensation	—	—	725,687	—	725,687

Net loss for the period	—	—	—	(4,321,232)	(4,321,232)

Balance — March 31, 2008	41,255,635	$41,255	$42,619,165	$(36,724,089)	$5,936,331

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(4,321,232)	$(3,268,498)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	715,716	551,106
Stock-based compensation and consulting	854,688	514,861
Loss on impairment of property and equipment	88,922	—
Loss on impairment of intangible assets	295,633	—
Provision for bad debt	(22,029)	(25,179)
Changes in assets and liabilities:
Accounts receivable	10,006	813,009
Tax receivable	(36,212)	—
Deferred compensation advances	232,640	(212,085)
Prepaid expenses	(36,862)	4,379
Other current assets	10,092	(16,010)
Other assets	1,874	37,217
Accounts payable	(496,233)	(135,654)
Accrued expenses	148,147	(87,437)
Sub-tenant security deposit	7,301	—
Due to related parties	(28,500)	(24,509)
Unearned commission advances	(332,749)	1,908,619
Deferred revenue	(80,250)	—
Income tax payable	(157,288)	—

Net cash (used in) operating activities	(3,146,336)	59,819

Cash Flows From Investing Activities:
Purchase of property and equipment	(90,595)	(176,403)
Purchase of intangible assets and capitalization of software development	(92,993)	(193,710)

Net cash (used in) investing activities	(183,588)	(370,113)

Cash Flows From Financing Activities:
Gross proceeds from capital leases	37,411	—
Payments on capital leases	(4,340)	—
Gross proceeds from sales of common stock	5,000,000	6,817,500
Gross proceeds from exercise of warrants	—	337,500
Placement and other fees paid in connection with offering	(70,238)	—

Net cash provided by financing activities	4,962,833	7,155,000

Net increase in cash	1,632,909	6,844,706

Cash — beginning of the year	5,787,585	2,311,781

Cash — end of the period	$7,420,494	$9,156,487

Supplemental Disclosures of Cash Flow Information Cash payments for income taxes	$193,500	$—

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto and other pertinent information contained in Form 10-KSB of Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) as filed with the Securities and Exchange Commission (the “Commission”).
The consolidated financial statements of the Company include the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.
For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2008 presentation.
The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.
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
HBDC was formed in January 2004 for the purpose of acquiring, owning and operating businesses engaged in direct marketing and sale of health and life insurance products, primarily utilizing the Internet and our call center. On September 9, 2005, HBDC acquired three affiliated Internet health insurance marketing companies, namely Platinum Partners, LLC, a Florida limited liability company, Health Benefits Direct II, LLC, a Florida limited liability company, and Health Benefits Direct III, LLC, a Florida limited liability company. HBDC issued 7,500,000 shares of its common stock and a warrant to purchase 50,000 shares of its common stock, in the aggregate, in exchange for 100% of the limited liability company interests of these companies.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
Telesales specializes in the sale of health and life insurance and related products to individuals and families. Telesales has developed proprietary technologies and processes to connect prospective insurance customers with Telesales’ agents and service personnel using an integrated on-line platform with call center follow up. Telesales employs licensed agents supported by tele-application, customer service and technology employees for the purpose of providing immediate information to prospective customers and selling insurance products. Telesales receives commission and other fees from the insurance companies on behalf of which it sells insurance products for the sale of such products.
Atiam is a provider of comprehensive, web-based insurance administration software applications. Atiam’s flagship software product is InsPro, which was introduced 2004. InsPro incorporates a modular design, which enables the customer to purchase only the functionality needed. Atiam’s clients include insurance carriers and third party administrators. Atiam realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and consulting and implementation services. See Note 3 — Atiam Acquisition and Note 12 — Segment Information.
Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, revenue recognition and deferred compensation advances to employees.
Cash and cash equivalents
The Company considers all liquid debt instruments with original matuirities of 3 months or less to be cash equivalents.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Restricted cash
The Company considers all cash and cash equivalents held in restricted accounts pertaining to the Company’s letters of credit as restricted cash.
Accounts receivable
The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2008, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $35,080.
Accounts receivable from the Company’s largest insurance carrier as measured by earned revenue accounted for 67% of the Company’s total accounts receivable balance at March 31, 2008.
Fair value of financial instruments
The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of March 31, 2008 and December 31, 2007, because of the relatively short-term maturity of these instruments and their market interest rates.
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
March 31, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Intangible assets
Intangible assets consist of assets acquired in connection with the acquisitions of Insurance Specialist Group, Inc. (“ISG”) and Atiam, costs incurred in connection with the development of the Company’s software and website and the purchase of internet domain names. See Note 3 — ISG Acquisition, Note 3 — Atiam Acquisition and Note 5 — Intangible Assets. The Company capitalized certain costs valued in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs, which consist of direct technology labor costs, are capitalized and amortized using the straight-line method over expected useful lives. Costs that the Company has incurred in connection with developing the Company’s websites and purchasing domain names are capitalized and amortized using the straight-line method over an expected useful life.
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
Effective June 30, 2007, the Company executed a software license agreement with Atiam Technologies L.P., which granted the Company a non-exclusive perpetual and irrevocable license to use certain modules of Atiam’s policy insurance software, InsPro, for internal use in Telesales. As of December 31, 2007, we determined that the portion of license fee paid for the policy administration module was impaired as a result of the absence of definitive plans to implement this module for internal use in Telesales. The Company recorded a $125,000 expense in the fourth quarter of 2007 to write-off the value of this asset.
As of March 31, 2008, we determined that the portion of license fee paid for the commission module, together with capitalized costs incurred to implement the commission module, was impaired as a result of the absence of definitive plans to implement this module for internal use in Telesales. The Company recorded a $295,633 expense in the 2008 to write-off the value of this asset.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
During the first quarter of 2008, the Company closed its sales office located in New York. As of March 31, 2008, the Company determined that all furniture and lease-hold improvements located at the New York sales office were impaired as a result of the office closure. The Company recorded $88,922 expense to write-down the value of these assets to their net realizable value.
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
Loss per common share
In accordance with SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents at March 31, 2008 include the following:

Options	4,587,825
Warrants	17,524,186

22,112,011

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
March 31, 2008
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
The length of time between when we submit a consumer’s application for insurance to an insurance company and when we recognize revenue varies. The type of insurance product, the insurance company’s premium billing and collection process, and the insurance company’s underwriting backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Any changes in the amount of time between submitted application and revenue recognition, which are influenced by many factors not under our control, create fluctuations in our operating results and could affect our business, operating results and financial condition.
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
Atiam segment revenue recognition
The Company’s Atiam business segment offers InsPro on a licensed and an application service provider (“ASP”) basis. An InsPro software license entitles the purchaser a perpetual license to a copy of the InsPro software installed at a single client location. Alternatively, ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access InsPro installed on Atiam owned servers located at Atiam’s offices or at a third party’s site.
Software maintenance fees apply to both licensed and ASP clients. Maintenance fees cover periodic updates to the application and the InsPro help desk.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
March 31, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Concentrations of credit risk
The Company maintains its cash and restricted cash in bank deposit accounts, which, at times, exceed the federally insured limits of $100,000 per account. At March 31, 2008, the Company had approximately $8,265,000 in United States bank deposits, which exceeded federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2008.
During the three months ended March 31, 2008, approximately 39%, 14%, 11% and 4% of the Company’s revenue was earned from each of the Company’s four largest insurance carriers. Management believes that comparable carriers and products are available should the need arise. However, a termination of any of the Company’s agreements with any of these carriers could result in the loss or reduction of future sales, and, in certain cases, future commissions for pre-termination sales.
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
March 31, 2008
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
At March 31, 2008, the Company does not believe that it is probable that the Company will incur a penalty in connection with the registration rights agreement, which we entered into on March 31, 2008 in connection with the 2008 private placement. Accordingly no liability was recorded as of March 31, 2008.
Recent accounting pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company believes that the adoption of SFAS No. 159 will not have a material effect on the Company’s financial statements.
In December 2007 FASB issued FAS 141(R) “Business Combinations” (“FAS 141 (R)”) and FAS 160 “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These statements are effective for fiscal years, and interim periods within those fiscal years in case of FAS 160, beginning on or after December 15, 2008. Earlier adoption is prohibited. Together these statements revise the accounting rules with respect to accounting for business combinations. Specifically, the objective of FAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that the reporting entity provides in its financial reports about a business combination and its effects. This statement thus establishes principles and requirements for how the acquirer:
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
March 31, 2008
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
Together these statements are not currently expected to have a significant impact on the Company’s consolidated financial statements. A significant impact may however be realized on any future acquisition(s) by the Company. The amounts of such impact cannot be currently determined and will depend on the nature and terms of such future acquisition(s), if any.
In March 2008, the FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which amends and expands the disclosure requirements of FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”, with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity sues derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this statement will have no impact on the financial statements of the Company once adopted.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 2 — ISG ACQUISITION
On April 3, 2006, the Company entered into a merger agreement (the “ISG Merger Agreement”) with ISG Merger Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), ISG, and Ivan M. Spinner pursuant to which, among other things, Merger Sub merged with and into ISG (the “ISG Merger”). As consideration for the ISG Merger, the Company made a cash payment of $920,000 and issued 1,000,000 shares of its common stock to Mr. Spinner, the sole stockholder of ISG, in exchange for all of the outstanding stock of ISG. The ISG merger was completed on April 4, 2006.
NOTE 2 — ISG ACQUISITION (continued)
On April 3, 2006, in connection with the ISG Merger, HBDC II, Inc., a wholly-owned subsidiary of the Company, entered into a two-year employment agreement with Mr. Spinner, which provides that Mr. Spinner will be compensated at an annual base salary of $371,000 with bonus compensation at the discretion of the Company’s board of directors. The agreement may be terminated by the Company for “cause” (as such term is defined in the agreement) and without “cause” upon 30 days notice. If Mr. Spinner is terminated by the Company for “cause” or due to death or disability, or if Mr. Spinner elects to terminate his employment at any time, he will be entitled to the amount, on a pro rata basis, in excess of $250,000 per year for the balance of the term. If Mr. Spinner is terminated without “cause” he will be entitled to his base salary for the remainder of the term. Under the agreement, Mr. Spinner also received an initial sign-on bonus of $150,000, and an option to purchase an aggregate of 150,000 shares of common stock at an exercise price of $3.50 per share, of which 25% of the shares subject to the option vested on April 3, 2007 and the remainder of which will vest in equal monthly installments for 36 months thereafter. Mr. Spinner’s employment terminated on March 28, 2008.
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
March 31, 2008
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

$5,154,329

Intangible assets acquired from ISG were assigned the following values: value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value; value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized over five years in proportion to expected future value; and value of an employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over the contractual period, which is a weighted average expected useful life of 3.1 years. Intangible assets acquired from ISG had the following unamortized values as of March 31, 2008: value of purchased commission override revenue of $283,793; value of acquired carrier contracts and agent relationships of $1,651,289; and value of an employment and non-compete agreement acquired of $212,689.
Note 3 — ACQUISITION OF ATIAM
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
March 31, 2008
Note 3 — ACQUISITION OF ATIAM (continued)
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
March 31, 2008
Note 3 — ACQUISITION OF ATIAM (continued)
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

$3,080,744

Intangible assets acquired from Atiam were assigned the following values: value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years; value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years; and employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years. Intangible assets acquired from Atiam had the following unamortized values as of March 31, 2008: value of client contracts and relationships other than license of $980,300; value of purchased software for sale and licensing value of $580,004; and employment and non-compete agreements acquired of $303,327.
The estimated purchase price, estimated purchase price allocation and estimated useful lives of intangible assets acquired are preliminary and the final purchase accounting adjustments may differ from aforementioned.
The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of Atiam occurred at January 1, 2007.

For the Three
Months Ended
March 31,
2007

Revenues, net	$6,755,281
Net loss	(4,640,084)
Net loss per common share — basic and diluted	$(0.13)

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Note 3 — ACQUISITION OF ATIAM (continued)
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
NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful Life		At December 31,
	(Years)	At March 31, 2008	2007
Computer equipment and software	3	$1,116,941	$967,347
Phone equipment and software	3	726,535	726,535
Office equipment	3	62,503	89,485
Office furniture and fixtures	6,8	513,442	575,450
Leasehold improvements	7.5	203,740	349,225

		2,623,161	2,708,042

Less accumulated depreciation		(1,274,178)	(1,115,562)

		$1,348,983	$1,592,480

     For the three months ended March 31, 2008 and 2007, depreciation expense was $242,783 and $138,443, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consisted of the following:

	Useful Life
	(Years)	At March 31,	At December
	Weighted average	2008	31, 2007
ISG intangible assets acquired	4.7	$4,964,338	$4,964,338
Atiam intangible assets acquired	4.7	2,097,670	2,097,672
Software development costs	2.6	613,739	981,521
Internet domain	3.0	161,200	161,200
(www.healthbenefitsdirect.com)

		7,836,947	8,204,731
Less: accumulated amortization		(3,416,560)	(3,108,771)

		$4,420,387	$5,095,960

For the three months ended March 31, 2008 and 2007, amortization expense was $472,933 and $412,663, respectively.
Amortization expense subsequent to the period ended March 31, 2008 is as follows:

2008	$1,283,643
2009	1,441,575
2010	981,872
2011	453,260
2012	260,037

$4,420,387

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 6 — UNEARNED COMMISSION ADVANCES
The Company has agreements with certain of its insurance carriers whereby the Company’s insurance carriers advance the Company first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. These advance agreements represent a material source of cash to fund the Company’s operations. The Company’s advance agreement with its largest insurance carrier is contractually limited to a maximum of $9,000,000, can be terminated by either party, and in the event of termination the Company’s outstanding advance balance can be called by the insurance carrier with 7 days written notice. As of March 31, 2008 the Company’s outstanding advance balance with this carrier was $6,178,622. The Company’s advance agreement with its second largest insurance carrier allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of March 31, 2008 the Company’s outstanding advance balance with this carrier was $841,253. During the third quarter of 2007, the Company began receiving advances of first year premium commissions before the commissions are earned from its third largest insurance carrier. The Company’s understanding pertaining to the advance from this carrier is that the carrier may terminate future advances and demand repayment of the outstanding unearned commission advance balance if certain performance standards are not met. The Company and this insurance carrier are working together on reaching an agreement pertaining to these advances. As of March 31, 2008 the Company’s outstanding advance balance with this carrier was $894,808.
NOTE 7 — RELATED PARTY TRANSACTIONS
On March 30, 2007, the Company’s Co-Chairman and former CEO, Alvin H. Clemens, participated in a private placement along with other accredited and institutional investors wherein he purchased 1,000,000 shares of the Company’s Common Stock and a warrant to purchase 500,000 shares of the Company’s Common Stock for a total purchase price of $2,225,000. See Note 8 — Shareholders’ Equity.
As of December 31, 2007, the Company recorded $28,500 due to related parties, which consisted of the following:
•	Keystone Equities Group, L.P provided the Company investment advisory services in 2007 at a cost of $53,572. John Harrison, a director of the Company, is associated with Keystone Equities Group, L.P. The Company paid Keystone Equities Group, L.P $28,572 in 2007, recorded a related party liability of $25,000 as of December 31, 2007, which was subsequently paid in 2008.

•	SendTec, Inc. (“SendTec”) provided certain marketing and advertising services in 2007 at a cost of $14,950. Paul Soltoff, a director of the Company, is the Chief Executive Officer of SendTec. The Company paid SendTec $32,741 in 2007 and recorded a related party liability of $3,500 as of December 31, 2007, which was subsequently paid in 2008.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY
Common Stock
2007
On February 15, 2007, the Company granted 125,000 restricted shares of Common Stock to each of Charles A. Eissa, the Company’s President, and Ivan M. Spinner, the Company’s former Senior Vice President, in accordance with the terms of the Plan. The shares granted to Messrs. Eissa and Spinner were valued at $3.00 per share and vest as follows: 50,000 shares on February 15, 2008; 50,000 additional shares on February 15, 2009; 2,083 shares per month on the 15th day of each month thereafter beginning on March 15, 2009 through January 15, 2010; and 2,087 shares on February 15, 2010.
On March 30, 2007, the Company entered into Securities Purchase Agreements (“Purchase Agreements”) and completed a private placement with certain institutional and individual accredited investors and issued 5,000,000 shares of its Common Stock, par value $0.001 per share and warrants to purchase 2,500,000 shares of its Common Stock. Pursuant to the Purchase Agreements, the Company sold investment units (each, a “2007 Unit”) in the 2007 Private Placement at a per Unit purchase price equal to $2.25. Each 2007 Unit sold in the 2007 Private Placement consisted of one share of Common Stock and a Warrant to purchase one-half (1/2) of one share of Common Stock at an initial exercise price of $3.00 per share, subject to adjustment (“2007 Warrant”). The gross proceeds from the 2007 Private Placement were $11,250,000. Alvin H. Clemens purchased 1,000,000 2007 Units in the 2007 Private Placement.
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
On October 1, 2007 the Company issued 739,913 shares of its Common Stock in connection with the Company’s acquisition of Atiam. See Note 3 —Acquisition of Atiam.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
2008
On January 3, 2008, the Company issued 75,000 shares of unrestricted Common Stock to certain directors in accordance with the Company’s Non Employee Director Compensation Plan, which was valued in aggregate at $129,000 based on the closing price per share ($1.72) of Common Stock on the Over the Counter Bulletin Board (“OTCBB”) on January 3, 2008.
On February 15, 2008, Mr. Eissa and Mr. Spinner returned to the Company in aggregate 20,749 shares of the 100,000 shares of the Company’s Common Stock that vested to them on this date as consideration for the Company paying their estimated tax liabilities pursuant to the terms of their February 15, 2007 restricted stock grants. The shares were valued at $1.32 per share based on closing price of our Common Stock on the OTCBB on February 15, 2008.
On March 31, 2008, the Company entered into Securities Purchase Agreements (the “2008 Purchase Agreements”) with certain institutional and individual accredited investors (collectively, the “2008 Investors”) and completed a private placement (the “2008 Private Placement”) of an aggregate of 6,250,000 shares of our Common Stock and warrants to purchase 6,250,000 shares of our Common Stock. Pursuant to the 2008 Purchase Agreement we sold investment units (each, a “2008 Unit”) at a per Unit purchase price equal to $0.80. Each 2008 Unit sold in the 2008 Private Placement consisted of one share of Common Stock and a Warrant to purchase one share of Common Stock at an initial exercise price of $0.80 per share, subject to adjustment (the “2008 Warrant”). The gross proceeds from the 2008 Private Placement were $5,000,000 and we incurred $70,238 of legal and other expenses in connection with the 2008 Private Placement.
Stock Options
On March 31, 2008, the board of directors of the Company adopted the Company’s 2008 Equity Compensation Plan, which plan is not subject to Shareholder approval. An aggregate of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2008 Equity Compensation Plan in addition to any authorized and unissued shares of common stock available for issuance under the Company’s 2006 Omnibus Equity Compensation Plan. The purpose of the Plan is to provide a comprehensive compensation program to attract and retain qualified individuals to serve as directors. The Company is authorized to award cash fees and issue non-qualified stock options under the Plan. The Plan is administered by the Company’s board of directors or the compensation committee established by the board. As of March 31, 2008 there were no options granted under the 2008 Equity Compensation Plan.
During 2008, the Company issued options granted under the 2006 Omnibus Equity Compensation Plan to purchase 10,000 shares of Common Stock to an employee at an option exercise price of $1.05. This option will vest one third on the first anniversary and an additional one third on each anniversary thereafter.
During 2008, 254,175 options granted under the 2006 Omnibus Equity Compensation Plan were forfeited as a result of the resignation of director and the termination of the employment of various employees in accordance with the terms of the stock options.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
The Company recorded in salaries, commission and related taxes $854,688 and $506,086 pertaining to director and employee stock options, restricted and unrestricted stock grants in the three months ended March 31, 2008 and 2007, respectively.
A summary of the Company’s outstanding stock options as of and for the three months ended March 31, 2008 and for the year ended December 31, 2007 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

Outstanding at December 31, 2007	4,832,000	$2.23	$0.89
For the period ended March 31, 2008
Granted	10,000	1.05	0.53
Exercised	—	—	—
Forfeited	254,175	3.58	2.87

Outstanding at March 31, 2008	4,587,825	2.16	0.78

Outstanding and exercisable at March 31, 2008	3,597,764	$2.04	$0.81

The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions for options granted during the three months ended March 31, 2008:

Expected volatility	58%
Risk-free interest rate	1.42%
Expected life in years	5
Assumed dividend yield	0%

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
The following information applies to options outstanding at March 31, 2008:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of Shares	Contractual	Exercise		Exercise
Price	Underlying Options	Life	Price	Number Exercisable	Price

$1.00	1,550,000	7.9	$1.00	1,529,158	$1.00
1.05	10,000	4.9	1.05	—
2.13	15,000	4.9	2.13	—	—
2.30	5,000	4.6	2.30	—	—
2.50	1,783,500	6.2	2.50	1,110,481	2.50
2.55	25,000	3.5	2.55	—	—
2.62	20,000	4.0	2.62	5,000	2.62
2.70	475,000	3.3	2.70	425,000	2.70
2.95	45,000	3.3	2.95	11,250	2.95
3.00	109,325	4.4	3.00	—	—
3.50	150,000	8.3	3.50	62,500	3.50
$3.60	400,000	3.3	$3.60	454,375	$3.60

	4,587,825			3,597,764

As of March 31, 2008, there were 6,000,000 shares of our common stock authorized to be issued under the 2006 Omnibus Equity Compensation Plan of which 847,175 shares of our common stock remain available for future stock option grants.
The total intrinsic value of stock options granted during the three months ended March 31, 2008 was $5,266. The total intrinsic value of stock options outstanding and exercisable as of March 31, 2008 was $3,596,420 and $2,930,135, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
Common Stock warrants
On March 31, 2008, the Company in connection with the 2008 Private Placement issued warrants to purchase 6,250,000 shares of its Common Stock at an exercise price of $0.80 per share to the participating investors in the 2008 Private Placement. The 2008 Warrants provide that the holder thereof shall have the right, at any time after March 31, 2008 but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a 2008 Call Event (as defined below) or (ii) the fifth anniversary of the date of issuance of the 2008 Warrant, to acquire shares of Common Stock upon the payment of $0.80 per Warrant Share (the “2008 Exercise Price”). The Company also has the right, at any point after which the volume weighted average trading price per share of the Common Stock for a minimum of 20 consecutive trading days is equal to at least two times the 2008 Exercise Price per share, provided that certain other conditions have been satisfied to call the outstanding 2008 Warrants (a “2008 Call Event”), in which case such 2008 Warrants will expire if not exercised within ten business days thereafter. The 2008 Warrants also include weighted average anti-dilution adjustment provisions for issuances of securities below $0.80 during the first two years following the date of issuance of the 2008 Warrants, subject to customary exceptions.
Effective March 31, 2008, the Company in connection with the 2008 Private Placement adjusted the 2007 Warrants pursuant to the weighted average anti-dilution adjustment provisions of the 2007 Warrants. The exercise price of the 2007 Warrants was adjusted from $3.00 to $2.48 and the number of issued, exercisable and outstanding 2007 Warrants was adjusted from 2,500,000 to 3,024,186.
A summary of the status of the Company’s outstanding stock warrants granted as of March 31, 2008 and changes during the period is as follows:

	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2007	10,750,000	$1.89

For the period ended March 31, 2008 Granted	6,250,000	0.80
Adjustment to warrants issued in 2007
for the issuance of warrants in 2008	524,186	2.48
Exercised	—	—

Outstanding at March 31, 2008	17,524,186	$1.45

Exercisable at December 31, 2007	17,524,186	$1.45

Outstanding warrants at March 31, 2008 have a weighted average remaining contractual life of 2.9 years.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
In connection with the Bilenia Agreement, the Company and CCCC entered into the Bilenia Registration Rights Agreement. In connection with the Atiam Merger Agreement, the Company and Shareholders also entered into a Registration Rights Agreement (the “Shareholder Registration Rights Agreement”). See Note 3 — Atiam Acquisition.
On April 22, 2008, the Commission declared effective the Company’s Registration Statement on Form SB-2 filed with the Commission on February 1, 2008 as amended.
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
Note 9 — CAPTIAL LEASE OBLIGATIONS
The Company’s Atiam Business Segment has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
Note 9 — CAPTIAL LEASE OBLIGATIONS (continued)
Property and equipment includes the following amounts for leases that have been capitalized as of March 31, 2008:

	Useful Life (Years)

Computer equipment and software	3	$83,214

Phone system	3	15,011

Leasehold improvements		98,225

Less accumulated depreciation		(10,854)

		$87,371

Future minimum payments required under capital leases at March 31, 2008 are as follows:

2008	$24,713
2009	35,095
2010	33,849
2011	19,357
2012	2,195

Total future payments	115,209
Less amount representing interest	23,191

Present value of future minimum payments	92,018
Less current portion	22,776

Long-term portion	$69,242

NOTE 10 — DEFINED CONTRIBUTION 401(k) PLAN
The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) Plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the Plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $19,577 and $24,088 for the three months ended March 31, 2008 and 2007.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES
Employment and Separation Agreements
On March 31, 2008, in connection with our March 2008 private placement and Mr. Clemens’ resignation as our Chief Executive Officer and appointment as Co-Chairman of our Board of Directors, Mr. Clemens’ amended and restated employment agreement was terminated effective upon his resignation on April 1, 2008. Also in connection with our March 2008 private placement the Company and Mr. Clemens agreed to enter into a new employment agreement by April 15, 2008.
On March 31, 2008 following Mr. Clemens’ resignation as our Chief Executive Officer, Anthony R. Verdi, our Chief Financial Officer, was also appointed to the position of Chief Operating Officer, effective April 8, 2008. Mr. Verdi shall have the authority, as our Chief Operating Officer, to lead our company as the principal executive officer in the absence of a Chief Executive Officer and Mr. Verdi shall have such authority until we appoint a new Chief Executive Officer or until such time as our board of directors determines otherwise.
Mr. Verdi’s amended and restated employment agreement, as amended on March 31, 2008, provides for an initial term of one year with automatic successive one-year renewals unless we or Mr. Verdi gives the other party 60 days’ written notice prior to the end of the then current term. Mr. Verdi’s base salary is $225,000 per year.
If we terminate Mr. Verdi’s employment for cause or Mr. Verdi terminates his employment agreement without good reason, Mr. Verdi will be entitled to receive (i) all accrued and unpaid salary and vacation pay through the date of termination and (ii) continued participation for one month in our benefit plans. Otherwise if we terminate Mr. Verdi’s employment or Mr. Verdi terminates his employment agreement for good reason including his permanent disability he will be entitled to receive 18 months’ base salary at the then current rate, payable in accordance with our usual practices, continued participation for 18 months in our benefit plans and payment, within a commercially reasonable time and on a prorated basis, of any bonus or other payments earned in connection with our bonus plan existing at the time of termination. In addition, if Mr. Verdi’s employment is terminated in accordance with the foregoing sentence within two months prior to, or 24 months following, a change in control (as described in the employment agreement), Mr. Verdi will be entitled to receive 18 months’ base salary at the then current rate upon the date of termination, regardless of our usual practices, and all stock options held by Mr. Verdi at the date of termination will immediately become 100% vested and all restrictions on such options will lapse.
If Mr. Verdi’s employment is terminated due to a permanent disability we may credit any such amounts against any proceeds paid to Mr. Verdi with respect to any disability policy maintained and paid for by us for Mr. Verdi’s benefit.
If Mr. Verdi dies during the term of his employment agreement, the employment agreement will automatically terminate and Mr. Verdi’s estate or beneficiaries will be entitled to receive (i) three months’ base salary at the then current rate, payable in a lump sum and (ii) continued participation for one year in our benefit plans.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES
Pursuant to a written employment agreement, which we amended on March 31, 2008, Mr. Charles Eissa serves as our President. Pursuant to his amended employment agreement, his annual base salary is $250,000 per year. He is entitled to receive such bonus compensation as a majority of the members of our board of directors may determine from time to time. Mr. Eissa’ s amended employment agreement is effective beginning on March 31, 2008 and expires on March 31, 2009, subject to automatic, annual renewals.
In the event of Mr. Eissa’ s termination without cause or for good reason, he or his estate would receive his then current base annual salary, plus unpaid accrued employee benefits, which is primarily accrued vacation, plus the continuation of his employee benefits for a period of one year, less all applicable taxes. In the event of his voluntary termination, death or disability, he or his estate would receive unpaid accrued employee benefits, plus the continuation of his employee benefits for a period of 1 month, less all applicable taxes.
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
On March 7, 2006, the Company entered into a sublease for approximately 13,773 square feet of office space located on the 7th floor at 1120 Avenue of the Americas, New York, New York (“Sublease Agreement”). The initial term of the Sublease Agreement commences in March 2006, and terminates on December 31, 2010. The monthly rent increases every 12 months, starting at approximately $303,000 per annum plus a proportionate share of landlord’s building expenses and ending at approximately $341,000 per annum plus a proportionate share of landlord’s building expenses. In connection with the Sublease Agreement, the Company provided a $151,503 letter of credit to the landlord as a security deposit for the Company’s obligations under the sublease. On May 15, 2006 the Company received the landlord’s consent, dated April 18, 2006, to the Sublease Agreement. In March of 2008 the Company closed its sales office located in New York. The Company anticipates subleasing its office space subject to the approval of the building’s owner. Effective March 31, 2008, the Company has accrued $92,008 related to the non-cancelable lease for the abandoned facilities, which is net present value of the Company’s future lease payments due under the remaining lease term plus management’s estimate of utility payments, which is estimated to be $1.1 million, less management’s estimate of potential future sub-lease revenue, which is estimated to be $1 million.
The Company leases an automobile for the personal and business use of a Company employee, which is leased in the name of ISG and personally guaranteed by Mr. Ivan Spinner, who is a former employee of the Company. The automobile is not used by Mr. Spinner and Mr. Spinner receives no compensation pertaining to the lease or his personal guarentee. The aggregate payment for this lease is $1,552 per month.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $541,483 and $391,152 for the three months ended March 31, 2008 and 2007, respectively.
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
As of March 31, 2008 the Company has not taken delivery of the STP software or issued Common Stock in connection with the License Agreement.
NOTE 12 — SEGMENT INFORMATION
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
NOTE 12 — SEGMENT INFORMATION (continued)
Selected operating results and total asset information for each business segment was as follows:

	For the Three Months			For the Three Months
	Ended March 31, 2008			Ended March 31, 2007
	Telesales	Atiam	Total	Telesales	Atiam	Total
Revenue	$5,102,698	$1,285,323	$6,388,021	$4,513,015	—	$4,513,015

Gain (loss) from operations	$(4,001,604)	$39,031	$(3,962,573)	$(3,308,762)	—	$(3,308,762)

	March 31, 2008			December 31, 2007
Total assets	$13,106,820	$3,742,164	$16,848,984	$16,294,654	—	$16,294,654
NOTE 13 — SUBSEQUENT EVENTS
On April 1, 2008, the Company issued 99,010 restricted shares of its Common Stock to Mr. Edmonds Walters upon the effective date of his becoming a Director of the Company in accordance with the Company’s Non Employee Director Compensation Plan and the Company’s 2006 Omnibus Equity Compensation Plan. Mr. Walters was granted shares valued at $100,000 in aggregate based on the $1.01 closing price of our Common Stock on the OTCBB on April 1, 2008 and will vest as follows: 33,003 shares on April 1, 2008; 33,003 additional shares on April 1, 2009; 33,004 shares on April 1, 2010.
Effective April 1, 2008, Mr. Alvin H. Clemens resigned as the Company’s CEO. Also effective April 1, 2008, Mr. Clemens was appointed Co-Chairman of Board.
Effective April 1, 2008, Mr. Donald Caldwell was appointed a Director to fill the vacancy created by the resignation of Mr. James Jensen. Mr. Caldwell was also appointed Co-Chairman of Board.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain of the statements contained in this Quarterly Report on Form 10-Q , including in the “Management’s Discussion and Analysis or Plan of Operation (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results and costs associated with the Company’s operations and other similar statements. Various factors, including competitive pressures, market interest rates, changes in insurance carrier mix, regulatory changes, customer and insurance carrier defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and insurance carriers, or the loss of one or more key insurance carrier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements.
The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. While we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors, including general business and economic conditions and the risks and uncertainties described in the “Risk Factors” section of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, affect our ability to achieve our objectives. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. In addition, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. We may not update these forward-looking statements, even though our situation may change in the future.
We qualify all the forward-looking statements contained in this Form 10-Q by the foregoing cautionary statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
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
CRITICAL ACCOUNTING POLICIES
Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the “Commission”), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Company’s consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements.
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
Our Atiam business segment offers InsPro on a licensed and an application service provider (“ASP”) basis. An InsPro software license entitles the purchaser a perpetual license to a copy of the InsPro software installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP Hosting Service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access an instance of InsPro installed on Atiam owned servers located at Atiam’s offices or at a third party’s site.
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
The aggregate amount paid by HBDC Sub to the Bilenia Partners for the Atiam partnership interests under the Bilenia Agreement was $1,000,000, consisting of $500,000 in cash and 224,216 shares of Common Stock, which shares had an aggregate value of $500,000 based on the average closing price per share ($2.23) of our common stock on The Over the Counter Bulletin Board (“OTCBB”) on the five consecutive trading days preceding the closing date.

On September 21, 2007, the “Company entered into an Agreement and Plan of Merger (the “Atiam Merger Agreement”) by and among the Company, HBDC, System Consulting Associates, Inc., a Pennsylvania corporation (“SCA”), and the shareholders of SCA party thereto (the “Shareholders”). SCA owned approximately 60% of Atiam Technologies, L.P. The Company and SCA closed on the Merger on October 1, 2007.
The Atiam Merger Agreement provided for a business combination whereby SCA was merged with and into HBDC Sub, with HBDC Sub continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger”). The aggregate amount paid by the Company with respect to all outstanding shares of capital stock of SCA (such amount, the “Atiam Merger Consideration”) was $2,000,000, consisting of (a) $850,000 in cash and (b) 515,697 unregistered shares of Common Stock, which number of shares had a value of $1,150,000 based on the average closing price per share ($2.23) of our common stock on OTCBB on the five consecutive trading days preceding the closing date.
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
The Company accounted for the acquisition of Atiam using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. Our preliminary calculation for the consideration paid for Atiam in connection with the Bilenia Agreement and Atiam Merger Agreement in aggregate was $3,074,288 and was made up of the following:

Cash payment to sellers	$1,350,000
Fair value of common stock issued to sellers	1,650,006
Estimated direct transaction fees and expenses	80,738

Estimated purchase price	$3,080,744

We estimated the fair values of Atiam’s assets acquired and liabilities assumed at the date of acquisition as follows:

Cash	$608,534
Accounts receivable	643,017
Prepaid expenses and other assets	22,624
Property and equipment , net	158,819
Other assets	3,400
Intangible assets	2,097,672
Accounts payable	(34,278)
Accrued expenses	(122,675)
Income taxes payable	(157,288)
Deferred revenue	(120,000)
Long and short term capital lease obligations	(19,081)

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007
Results of Operations for the Telesales and Atiam Business Segments
On October 1, 2007, SCA was merged into HBDC Sub, which was subsequently renamed Atiam Technologies LLC and operates as our Atiam business segment. The results of our Atiam business segment have been included in our statement of operations as of October 1, 2007. SCA and Atiam’s results prior to October 1, 2007 have been excluded from our statement of operations.
Revenues
For the period ended March 31, 2008 (“First Quarter 2008”), we earned revenues of $6,388,021 compared to $4,513,015 for the period ended March 31, 2007 (“First Quarter 2007”), an increase of $1,875,006 or 42%. The primary reason for the increase in revenues is Atiam segment revenues and the increase in commission revenue on inforce customers of the Telesales segment. Revenues include the following:

	For the Three Months
	Ended March 31,
	2008	2007

Commission revenue from carriers excluding periodic bonuses and ISG	$4,417,818	$3,548,156
Periodic bonus revenue from carriers	72,583	217,181
ISG commission revenue	415,476	515,051
Lead sale revenue	184,319	232,627
Sub-lease and other revenue	12,502	—

Telesales business segment	5,102,698	4,513,015

Consulting and implementation services	831,648	—
ASP revenue	248,675	—
Sales of software licenses	115,000	—
Maintenance revenue	90,000	—

Atiam business segment	1,285,323	—

Total	$6,388,021	$4,513,015

•	In First Quarter 2008 we earned commission revenue from carriers excluding periodic bonuses and ISG revenues of $4,417,818 as compared to $3,548,156 in First Quarter 2007.
•	We had 74 licensed insurance agent employees at March 31, 2008 as compared to 95 at March 31, 2007 and 118 at December 31, 2007.

•	In early March of 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 34 licensed sales agents and eliminated 8 open licensed sales positions, which were vacated subsequent to December 31, 2007.
•	In First Quarter 2008 we earned periodic bonuses from carriers of $72,583 as compared to $217,181 in First Quarter 2007. The Telesales segment receives bonuses from certain carriers, which are based primarily on the Telesales segment’s sales performance and criteria established by carriers and generally do not extend beyond the current calendar year. Accordingly we cannot determine what criteria, if any, may be offered by its carriers pertaining to bonuses beyond the current calendar year.

•	In First Quarter 2008 we earned revenue of $415,476 relating to ISG as compared to $515,051 in First Quarter 2007. ISG revenue declined as a result of excess lapsation of inforce business that was caused by significant rate increases implemented by a carrier no longer actively sold by the Telesales segment, and to a lesser extent reduced commission rates earned by the Telesales segment on new and inforce business.

•	In First Quarter 2008 we earned revenues of $184,319 relating to the sale of leads to third parties as compared to $232,627 in First Quarter 2007. We re-sell certain leads purchased in order to recoup a portion of our lead cost.
Total Operating Expenses
Our total operating expenses for First Quarter 2008 was $10,350,594 as compared to $7,821,777 for 2007 or an increase of $2,528,817 or 32% as compared to First Quarter 2007. Total operating expenses consisted of the following:

	For the Three Months
	Ended March 31,
	2008	2007

Telesales business segment	$9,104,302	$7,821,777
Atiam business segment	1,246,292	—

Total	$10,350,594	$7,821,777

Telesales’ operating expenses consisted of the following:

	For the Three Months
	Ended March 31,
	2008	2007

Salaries, commission and related taxes	$5,049,427	$4,093,920
Lead, advertising and other marketing	1,995,703	1,861,584
Depreciation and amortization	580,365	551,106
Rent, utilities, telephone and communications	766,697	650,739
Professional fees	356,444	260,307
Other general and administrative	355,666	404,121

Total	$9,104,302	$7,821,777

•	Salaries, wages and related taxes for the first quarter of 2008 included approximately $1 million of non-recurring charges pertaining to the departure of certain executives and a director, together with expenses related to the Company’s closing of its New York office.

•	Rent, utilities, telephone and communications for the first quarter of 2008 included $92,008 related to the non-cancelable lease for the Company’s former New York sales office, which is net present value of the Company’s future lease payments due under the remaining lease term plus management’s estimate of utility payments, which is estimated to be $1.1 million, less management’s estimate of potential future sub-lease revenue, which is estimated to be $1 million.
Atiam’s operating expenses consisted of the following:

	For the Three Months
	Ended March 31,
	2008	2007

Salaries, commission and related taxes	$727,559	$—
Lead, advertising and other marketing	3,030	—
Depreciation and amortization	135,351	—
Rent, utilities, telephone and communications	45,291	—
Professional fees	172,283	—
Other general and administrative	162,778	—

Total	$1,246,292	$—

Other income (expenses)
As of March 31, 2008, we determined that the portion of license fee paid by Telesales for a commission system together with capitalized costs incurred to implement the commission system was impaired as a result of the absence of definitive plans to implement this system for internal use in Telesales. The Company recorded a $295,633 expense in the First Quarter of 2008 to write-off the value of this asset.

During the first quarter of 2008 Telesales closed its sales office located in New York. As of March 31, 2008, we determined that all furniture and lease-hold improvements located at the New York sales office were impaired as a result of the office closure. The Company recorded $88,922 expense to write-down the value of these assets to their net realizable value.
Interest income was attributable to interest-bearing cash deposits resulting from the capital raised in private placements.
Interest expense pertains to imputed interest on certain employee obligations.
Net loss
As a result of these factors, we reported a net loss of $4,321,232 or $0.12 loss per share in First Quarter 2008 as compared to a net loss of $3,268,498 or $0.11 loss per share in First Quarter 2007.
Results of Operations for Telesales Business Segment
Revenues
In First Quarter 2008 we earned revenues of $5,102,698 compared to $4,513,015 for First Quarter 2007, an increase of $589,683 or 13%. The primary reason for the increase in revenues the increase in commission revenue on inforce customers of the Telesales segment. Revenues include the following:

	For the Three Months
	Ended March 31,
	2008	2007
Commission revenue from carriers excluding periodic bonuses and ISG	$4,417,818	$3,548,156
Periodic bonus revenue from carriers	72,583	217,181
ISG commission revenue	415,476	515,051
Lead sale revenue	184,319	232,627
Sub-lease and other revenue	12,502	—

Total	$5,102,698	$4,513,015

•	In First Quarter 2008 we earned commission revenue from carriers excluding periodic bonuses and ISG revenues of $4,417,818 as compared to $3,548,156 in First Quarter 2007.
•	We had 74 licensed insurance agent employees at March 31, 2008 as compared to 95 at March 31, 2007 and 118 at December 31, 2007.

•	In early March of 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 34 licensed sales agents and eliminated 8 open licensed sales positions, which were vacated subsequent to December 31, 2007.
•	In First Quarter 2008 we earned periodic bonuses from carriers of $72,583 as compared to $217,181 in First Quarter 2007. The Telesales segment receives bonuses from certain carriers, which are based primarily on the Telesales segment’s sales performance and criteria established by carriers and generally do not extend beyond the current calendar year. Accordingly we cannot determine what criteria, if any, may be offered by its carriers pertaining to bonuses beyond the current calendar year.

•	In First Quarter 2008 we earned revenue of $415,417 relating to ISG as compared to $515,051 in First Quarter 2007. ISG revenue declined as a result of excess lapsation of inforce business that was caused by significant rate increases implemented by a carrier no longer actively sold by the Telesales segment, and to a lesser extent reduced commission rates earned by the Telesales segment on new and inforce business.

•	In First Quarter 2008 we earned revenues of $184,319 relating to the sale of leads to third parties as compared to $232,627 in First Quarter 2007. We re-sell certain leads purchased in order to recoup a portion of our lead cost.
Total Operating Expenses
The Telesales segment’s total operating expenses for First Quarter 2008 was $9,104,302 as compared to $7,821,777 for First Quarter 2007 or an increase of $1,282,525 or 16% as compared to First Quarter 2007. Total operating expenses consisted of the following:
•	In First Quarter 2008 we incurred salaries, commission and related taxes of $5,049,427 as compared to $4,093,920 for First Quarter 2007. Salaries, commission and related taxes consisted of the following:

	For the Three Months
	Ended March 31,
	2008	2007
Salaries, wages and bonuses	$2,603,772	$2,424,840
Share based employee and director compensation	854,688	506,086
Commissions to employees	731,510	628,877
Commissions to non-employees	101,245	115,672
Employee benefits	108,834	98,542
Payroll taxes	273,413	259,453
Severance and other compensation	360,680	25,117
Directors’ compensation	15,285	35,333

Total	$5,049,427	$4,093,920

•	Salaries and wages were $2,603,772 in First Quarter 2008 as compared to $2,424,840 in First Quarter 2007, an increase of $178,932 or 7%.
•	This increase is the result of the hiring of additional personnel employed by the Telesales segment.

•	The Telesales segment had 171 employees at March 31, 2008 as compared to 199 at March 31, 2007 and 253 at December 31, 2007.

•	In early March of 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 47 employees and eliminated 16 open positions, which were vacated subsequent to December 31, 2007.
•	Share based employee and director compensation expense was $854,688 in First Quarter 2008 as compared to $506,086 in First Quarter 2007.

•	The increase in expense in First Quarter 2008 as compared to First Quarter 2007 is the result of the accelerated vesting pertaining to the termination of certain employees and a director, which amounted to $474,965, partially offset by lower expense pertaining to options granted to a director in becoming fully vested and expensed in the first quarter of 2007.

•	Share based employee and director compensation consists of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.
•	Commissions to employees were $731,510 in First Quarter 2008 as compared to $628,877 in First Quarter 2007. The increase was the result of an increase in the allowance for doubtful recovery of advances to employees as a result of the reduction in the number of licensed agents employed by the Company.

•	Commissions to non employees were $101,245 in First Quarter 2008 as compared to $115,672 in First Quarter 2007. We pay commissions to non employee ISG agents.

•	Employee benefits expense was $108,834 in First Quarter 2008 as compared to $98,542 in First Quarter 2007. The Company’s employee benefit cost consists of the company paid portion of group medical, dental and life insurance coverage and partial Company matching of employee contributions to a 401(k) plan.

•	Payroll taxes expense was $273,413 in First Quarter 2008 as compared to $259,453 in First Quarter 2007. The increase was the result of higher salaries, wages, bonuses and commissions to employees.

•	Severance and other compensation expense was $360,680 in First Quarter 2008 as compared to $25,117 in First Quarter 2007. The increase was the result of accrued severance for Ivan Spinner.

•	Lead, advertising and other marketing was $1,995,703 in First Quarter 2008 as compared to $1,861,584 in First Quarter 2007, an increase of $94,119 or 5% due to increase in the number of leads purchased, cost per lead and lower conversion rates in First Quarter 2008 compared to First Quarter 2007.

•	Depreciation and amortization expense was $580,365 in First Quarter 2008 as compared to $551,106 in First Quarter 2007. Depreciation and amortization expense consisted of the following:

	For the Three Months
	Ended March 31,
	2008	2007
Amortization of intangibles acquired as a result of the ISG acquisition	$305,439	$344,093
Amortization of software and website development	37,041	55,137
Amortization of internet domain name	13,433	13,433
Depreciation expense	224,452	138,443

Total	$580,365	$551,106

•	In First Quarter 2008 we incurred amortization expense of $305,439 as compared to $344,093 for the intangible assets acquired from ISG. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized over five years in proportion to expected future value and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.

•	In First Quarter 2008 we incurred amortization expense of $37,041 compared to $55,137 in First Quarter 2007 for software and website development.

•	In First Quarter 2008 we incurred depreciation expense of $224,452 as compared to $138,443 in the First Quarter 2007 period. The increase pertains to the impairment of furniture and equipment located at the Company’s former New York sales office.

•	In First Quarter 2008 we incurred rent, utilities, telephone and communications expense of $766,697 as compared to $650,739 in First Quarter 2007. Rent, utilities, telephone and communications expenses consisted of the following:

	For the Three Months
	Ended March 31,
	2008	2007
Rent, utilities and other occupancy	$574,238	$446,074
Telephone and communications	192,459	204,665

Total	$766,697	$650,739

•	In First Quarter 2008 we had increases in rent, utilities and other occupancy as compared to First Quarter 2007. During the first quarter of 2008 the Company closed its sales office located in New York. The Company anticipates subleasing its office space subject to the approval of the building’s owner. Effective March 31, 2008, the Company has accrued $92,008 related to the non-cancelable lease for the abandoned facilities, which is net present value of the Company’s future lease payments due under the remaining lease term plus management’s estimate of utility payments, which is estimated to be $1.1 million, less management’s estimate of potential future sub-lease revenue, which is estimated to be $1 million.

•	In First Quarter 2008 we incurred professional fees of $356,444 as compared to $260,307 in First Quarter 2007 primarily attributable to technology outsourcing fees and increase accounting fees.

•	In First Quarter 2008 we incurred other general and administrative expenses of $355,666 as compared to $404,121 in First Quarter 2007. Other general and administrative expenses consisted of the following:

	For the Three Months
	Ended March 31,
	2008	2007
Licensing and appointment fees	$125,730	$117,116
Travel and entertainment	43,889	77,793
Office expense	186,911	196,615
Other	(864)	12,597

Total	$355,666	$404,121

•	We incur licensing and appointment costs associated with the licensing of our employee insurance agents. In First Quarter 2008 we had a slight increase in licensing and appointment costs as compared to First Quarter 2007 due to fluctuations in billing.

•	In First Quarter 2008 we had a decrease in office expense and travel and entertainment as compared to First Quarter 2007 due to the closing of the NY office.
Loss from operations
As a result of these factors, we reported a loss from operations of $4,001,604 in First Quarter 2008 as compared to a loss from operations of $3,308,762 in First Quarter 2007 in the Telesales business segment.
Results of Operations for the Atiam Business Segment
Revenues
For First Quarter 2008 we earned revenues of $1,285,323, which consisted of the following:

	For the Three Months
	Ended March 31,
	2008	2007
Consulting and implementation services	$831,648	$—
ASP revenue	248,675	—
Sales of software licenses	115,000	—
Maintenance revenue	90,000	—

Total	$1,285,323	$—

In First Quarter 2008, we earned revenues from seven clients as follows:

	For the Three Months
	Ended March 31,
	2008	2007
Client 1	$573,643	$—
Client 2	229,045	—
Client 3	191,945
Client 4	178,376
Clients 5, 6 and 7	112,314	—

	$1,285,323	$—

•	Consulting and implementation services are from four InsPro clients. Two clients are implementing a software licensed application of InsPro, which are anticipated for completion in 2008, whereas the remaining two clients are implementing ASP InsPro applications, which are also anticipated to be completed in 2008. Implementation services provided to these clients included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•	In First Quarter 2008 we earned ASP revenue from five InsPro clients.

•	In First Quarter 2008 we earned software license revenue from a single InsPro client.

•	In First Quarter 2008 we earned maintenance revenues from two clients.
Total Operating Expenses
The Atiam business segment’s total operating expenses for First Quarter 2008 was $1,246,292 and consisted of the following:
•	In First Quarter 2008 we incurred salaries, commission and related taxes of $727,559. Salaries, commission and related taxes consisted of the following:

	For the Three Months
	Ended March 31,
	2008	2007
Salaries, wages and bonuses	$626,547	$—
Employee benefits	43,366	—
Payroll taxes	57,646	—

Total	$727,559	$—

•	The Atiam business segment had 22 employees at March 31, 2008.

•	Effective in First Quarter 2008 Atiam business segment employees are covered by our employee benefit program.
•	Lead, advertising and other marketing was $3,030 in the First Quarter 2008 and consisted of marketing and conference fees.

•	Depreciation and amortization expense was $135,351 in First Quarter 2008. Depreciation and amortization expense consisted of the following:

	For the Three Months
	Ended March 31,
	2008	2007
Amortization of intangibles acquired as a result of the Atiam acquisition	$117,020	$—
Depreciation expense	18,331	—

Total	$135,351	$—

•	In First Quarter 2008 we incurred amortization expense of $117,020 for the intangible assets acquired from Atiam. The Atiam acquisition was effective October 1, 2007. Intangible assets acquired from Atiam were assigned the following values:
•	value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years

•	value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years

•	employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.

•	In First Quarter 2008 we incurred depreciation expense of $18,331 primarily from assets acquired from Atiam.

•	In First Quarter 2008 we incurred rent, utilities, telephone and communications expense, which consisted of the following:

	For the Three Months
	Ended March 31,
	2008	2007
Rent, utilities and other occupancy	$28,995	$—
Telephone and communications	16,296	—

Total	$45,291	$—

•	In First Quarter 2008 we incurred professional fees of $172,283 which pertains primarily to outsourced system development costs and to a lesser extent employee recruiting services.

•	In First Quarter 2008 we incurred other general and administrative expenses, which consisted of the following:

	For the Three Months
	Ended March 31,
	2008	2007

Office expenses	$1,379	$—
Travel and entertainment	33,206	—
Computer processing, hardware, software and other	128,193	—

Total	$162,778	$—

•	We incur travel and entertainment expense in connection with marketing, sales and implementation of InsPro at client locations.

•	We incur computer processing fees associated with ASP hosting services. Atiam has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee. This third party provides Atiam with hosting services for our client’s ASP production and test environments.

•	We incur computer hardware and software cost, which consists of equipment rental and software licensing and maintenance expenses.
Gain from operations
As a result of these factors, we reported a gain from operations of $39,031 in First Quarter 2008 in the Atiam business segment.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2008, we had a cash balance of $7,420,494 and working capital of $(1,077,794).
On March 31, 2008, we entered into a Securities Purchase Agreements (the “2008 Purchase Agreements”) with certain institutional investors (collectively, the “2008 Investors”) and completed a private placement (the “2008 Private Placement”) of an aggregate of 6,250,000 shares of our Common Stock and warrants to purchase 6,250,000 shares of our Common Stock. Pursuant to the 2008 Purchase Agreement we sold investment units (each, a “2008 Unit”) at a per Unit purchase price equal to $0.80. Each 2008 Unit sold in the 2008 Private Placement consisted of one share of Common Stock and a Warrant to purchase one share of Common Stock at an initial exercise price of $0.80 per share, subject to adjustment (the “2008 Warrant”). The gross proceeds from the 2008 Private Placement were $5,000,000 and we incurred $45,238 of legal and other expenses in connection with the 2008 Private Placement. We intend to use the net proceeds of the Private Placement for working capital purposes.
On March 30, 2007, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) and completed a private placement with certain institutional and individual accredited investors and issued 5,000,000 shares of our Common Stock, par value $0.001 per share and warrants to purchase 2,500,000 shares of our Common Stock. Pursuant to the Purchase Agreement, we sold investment units (each, a “Unit”) in the Private Placement at a per Unit purchase price equal to $2.25. Each Unit sold in the Private Placement consisted of one share of Common Stock and a Warrant to purchase one-half (1/2) of one share of Common Stock at an initial exercise price of $3.00 per share, subject to adjustment (the “Warrant”). The gross proceeds from the Private Placement were $11,250,000. The Company’s Chief Executive Officer and Chairman, Alvin H. Clemens, purchased 1,000,000 Units in the Private Placement.
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

Net cash used by operations was $3,146,336 in First Quarter 2008 as compared to net cash provided by operations of $59,819 in First Quarter 2007. In First Quarter 2008 we used cash to fund our net loss of $4,321,232 and:
•	Decreases in accounts payable of $496,229 related to payment of certain lead acquisition and other operating expenditures incurred in First Quarter 2007;

•	Decreases in unearned commission advances of $332,749 relating to decreased commission payments from certain of the Company’s insurance carriers that advance the Company future commission revenue. The Company has agreements with certain of its insurance carriers whereby the Company’s insurance carriers advance the Company first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. These advance agreements represent a material source of cash to fund the Company’s operations. The Company’s advance agreement with its largest insurance carrier cannot exceed $9,000,000, can be terminated by either party and in the event of termination the Company’s outstanding advance balance can be called by the insurance carrier with 7 days written notice. As of March 31, 2008, the Company’s outstanding advance balance with this carrier was $6,178,622. The Company’s advance agreement with its second largest insurance carrier allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of March 31, 2008, the Company’s outstanding advance balance with this carrier was $841,253. During the third quarter of 2007 the Company began receiving first year premium commissions before the commissions are earned from its third largest insurance carrier. The Company’s understanding pertaining to the advance from this carrier is that the carrier may terminate future advances and demand repayment of the outstanding unearned commission advance balance if certain performance standards are not met. As of March 31, 2008, the Company’s outstanding advance balance with this carrier was $894,808.

•	Payment of $157,288 of income tax liabilities assumed as a result of our acquisition of Atiam in 2007.
In addition to cash used in operating activities we incurred $1,954,959 of non cash expenses and impairments in First Quarter 2008, which were included in our net loss, including:
•	Recorded stock-based compensation and consulting expense of $854,688 and $506,086 in First Quarter 2008 and First Quarter 2007, respectively.

•	On January 3, 2008, we issued 75,000 unrestricted shares of our common stock to certain of our Directors in accordance with the Company’s Non Employee Director Compensation Plan, which were valued at $129,000 based on the $1.72 closing price of our common stock on the OTCBB on January 3, 2008.

•	As of March 31, 2008, we determined that all furniture and lease-hold improvements located at our former New York sales office were impaired as a result of the office closure. We recorded $88,922 expense to write-down the value of these assets to their net realizable value.

•	As of March 31, 2008, we determined that the portion of license fee paid by Telesales for a commission system together with capitalized costs incurred to implement the commission system was impaired as a result of the absence of definitive plans to implement this system for internal use in Telesales. We recorded a $295,633 expense in the First Quarter 2008 to write-off the value of this asset.
Net cash used by investing activities in First Quarter 2008 was $183,588 as compared to $370,113 in First Quarter 2007. Investing activities pertain to internal development of software and the purchase of property and equipment supporting current and future operations.

Net cash provided by financing activities in First Quarter 2008 was $4,962,833 as compared to $7,155,000 in First Quarter 2007.
•	In First Quarter 2008 we completed a private placement with certain institutional accredited investors and issued 6,250,000 shares of our common stock and warrants to purchase 6,250,000 shares of our Common Stock. Our gross proceeds were $5,000,000 and we incurred $70,238 of legal and other expenses in connection with the 2008 Private Placement.

•	In First Quarter 2007 we completed a private placement with certain institutional and individual accredited investors and issued 5,000,000 shares of our Common Stock, par value $0.001 per share and warrants to purchase 2,500,000 shares of our Common Stock. We received $6,817,500, which represented a portion of the gross proceeds of $6,255,000 together with an overpayment of $562,500 from one investor. We recorded the issuance of the Units, amounts receivable from private placement escrow agent of $4,165,000, which represents $4,995,000 gross proceeds net of placement agents’ fees and expenses of $830,000, and amounts payable to private placement investor of $562,500. On April 2, 2007 we received the amounts receivable from private placement escrow agent and we paid the amounts payable to private placement investor.

•	In First Quarter 2008 the Company’s Atiam business segment has entered into several capital lease obligations to purchase equipment used for operations.
Off-Balance Sheet Arrangements
We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.
Effective during First Quarter 2007, the letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account, which as of March 31, 2008, had a balance of $1,150,000. This money market account is on deposit with the issuer of the letters of credit and is classified as restricted cash on our balance sheet. The terms of the money market account allow us to receive interest on the principal but prohibits us from withdrawing the principal for the life of the letters of credit.
License Agreement With Realtime Solutions Group
On May 31, 2006, we entered into a Software and Services Agreement (the “License Agreement”) with Realtime Solutions Group, L.L.C. (“Realtime”), under which Realtime granted us a worldwide, transferable, non-exclusive, perpetual and irrevocable license to use, display, copy, modify, enhance, create derivate works within, and access Realtime Solutions Group’s Straight Through Processing software (“STP”) and all associated documentation, source code and object code, for use in the marketing, promotion and sale of health benefits or insurance products.
As consideration for the grant of the rights and licenses under the License Agreement, we paid to Realtime a $10,000 nonrefundable cash deposit and upon delivery of the STP software and other materials we will pay a license fee in the form of 216,612 unregistered shares of our common stock. Concurrent with entering into the License Agreement, HBDC and Realtime entered into a Registration Rights Agreement that provides for piggyback registration rights for the to be issued shares.
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

Item 4T. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the results of such assessment, management have concluded that the our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
(b) Change in Internal Control over Financial Reporting.
          There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
          We are involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will harm our business. We cannot assure that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of our attention.
Item 6. Exhibits

Exhibit No.	Description

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

*	Filed herewith.

†	Furnished herewith.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2008	HEALTH BENEFITS DIRECT CORPORATION
	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
Chief Financial Officer and Chief Operating Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Principal Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

*	Filed herewith.

†	Furnished herewith.