Form 10-Q
period 2008-06-30
HEALTH BENEFITS DIRECT CORP
filed 2008-08-14
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of August 14, 2008, there were 41,354,645 outstanding shares of common stock, par value $0.001 per share, of the registrant.

HEALTH BENEFITS DIRECT CORPORATION
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30, 2008	December 31, 2007
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$5,781,065	$5,787,585
Accounts receivable, less allowance for doubtful accounts $0 and $59,106	1,334,939	1,720,014
Tax receivable	36,212	—
Deferred compensation advances	252,261	578,372
Prepaid expenses	279,575	182,087
Other current assets	12,808	22,285

Total current assets	7,696,860	8,290,343

Restricted cash	1,150,000	1,150,000
Property and equipment, net of accumulated depreciation $1,441,280 and $1,115,562	1,325,543	1,592,480
Intangibles, net of accumulated amortization $3,856,483 and $3,108,771	4,154,672	5,095,960
Other assets	164,142	165,871

Total assets	$14,491,217	$16,294,654

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,369,062	$1,483,064
Accrued expenses	1,631,313	1,406,641
Current portion of capital lease obligations	44,332	14,707
Sub-tenant security deposit	7,301	—
Due to related parties	—	28,500
Unearned commission advances	6,139,886	8,450,585
Deferred revenue	60,000	209,125
Income tax payable	—	157,288

Total current liabilities	9,251,894	11,749,910

LONG TERM LIABILITIES:
Capital lease obligations	128,505	44,241

Total long term liabilities	128,505	44,241

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding)	—	—
Common stock ($.001 par value; 90,000,000 shares authorized;
41,354,645 and 34,951,384 shares issued and outstanding	41,354	34,951
Additional paid-in capital	43,136,010	36,868,409
Accumulated deficit	(38,066,546)	(32,402,857)

Total shareholders’ equity	5,110,818	4,500,503

Total liabilities and shareholders’ equity	$14,491,217	$16,294,654

See accompanying notes to unaudited consolidated financial statements.

(1)	Derived from audited financail statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$6,394,436	$5,143,393	$12,782,457	$9,656,408

Operating expenses:
Salaries, commission and related taxes	4,178,714	3,821,704	9,955,700	7,915,624
Lead, advertising and other marketing	1,070,765	1,934,069	3,069,498	3,795,653
Depreciation and amortization	607,714	561,978	1,323,430	1,113,084
Rent, utilities, telephone and communications	689,691	613,713	1,501,679	1,264,452
Professional fees	668,381	633,421	1,197,108	893,728
Loss on impairment of property and equipment	—	—	88,922	—
Loss on impairment of intangible asset	—	—	295,633	—
Other general and administrative	532,252	402,015	1,050,696	806,136

	7,747,517	7,966,900	18,482,666	15,788,677

Loss from operations	(1,353,081)	(2,823,507)	(5,700,209)	(6,132,269)

Other income (expense):
Interest income	22,229	123,569	52,735	172,647
Interest expense	(11,605)	(7,201)	(16,215)	(16,015)

Total other income (expense)	10,624	116,368	36,520	156,632

Net loss	$(1,342,457)	$(2,707,139)	$(5,663,689)	$(5,975,637)

Net loss per common share:
Net loss per common share — basic and diluted	$(0.03)	$(0.08)	$(0.15)	$(0.19)

Weighted average common shares outstanding — basic and diluted	41,808,004	34,084,273	38,410,827	31,504,662

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

	Common Stock, $.001
	Par Value				Total
	Number of		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance — December 31, 2007	$34,951,384	$34,951	$36,868,409	$(32,402,857)	$4,500,503
Common stock issued in private placement	6,250,000	6,250	4,923,512	—	4,929,762
Common stock issued to directors as compensation	174,010	174	228,826	—	229,000
Return of restricted stock from employees in payment of withholding tax	(20,749)	(21)	(27,368)	—	(27,389)
Amortization of deferred compensation	—	—	1,142,631	—	1,142,631
Net loss for the period	—	—	—	(5,663,689)	(5,663,689)

Balance — December 31, 2008	$41,354,645	$41,354	$43,136,010	$(38,066,546)	$5,110,818

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(5,663,689)	$(5,975,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,323,430	1,113,084
Stock-based compensation and consulting	1,371,632	835,688
Loss on impairment of property and equipment	88,922	—
Loss on impairment of intangible assets	295,633	—
Provision for bad debt	63,850	620
Changes in assets and liabilities:
Accounts receivable	321,225	879,580
Tax receivable	(36,212)	—
Deferred compensation advances	326,111	(176,140)
Prepaid expenses	(97,488)	(191,441)
Other current assets	9,477	(30,926)
Other assets	1,729	(147,205)
Accounts payable	(114,002)	60,020
Accrued expenses	199,668	57,589
Sub-tenant security deposit	7,301	—
Due to related parties	(28,500)	(63,672)
Unearned commission advances	(2,310,699)	2,229,195
Deferred revenue	(149,125)	—
Income tax payable	(157,288)	—

Net cash used in operating activities	(4,548,025)	(1,409,245)

Cash Flows From Investing Activities:
Purchase of property and equipment	(234,945)	(352,986)
Purchase of intangible assets and capitalization of software development	(267,202)	(260,862)

Net cash used in investing activities	(502,147)	(613,848)

Cash Flows From Financing Activities:
Gross proceeds from capital leases	126,097	—
Payments on capital leases	(12,207)	—
Gross proceeds from sales of common stock	5,000,000	11,250,000
Gross proceeds from exercise of warrants	—	393,750
Placement and other fees paid in connection with offering	(70,238)	(895,240)

Net cash provided by financing activities	5,043,652	10,748,510

Net increase (decrease) in cash	(6,520)	8,725,417

Cash — beginning of the year	5,787,585	2,311,781

Cash — end of the period	$5,781,065	$11,037,198

Supplemental Disclosures of Cash Flow Information
Cash payments for income taxes	$193,500	$—

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.
Organization
Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) was formed in January 2004 for the purpose of acquiring, owning and operating businesses engaged in direct marketing and sale of health and life insurance products, primarily utilizing the Internet and our call center. The Company operates through two business segments, which are the Telesales Business Segment (“Telesales”) and the Atiam Business Segment (“Atiam”).
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
Atiam is a provider of comprehensive, web-based insurance administration software applications. Atiam’s flagship software product is InsPro, which was introduced in 2004. InsPro incorporates a modular design, which enables the customer to purchase only the functionality needed. Atiam’s clients include insurance carriers and third party administrators. Atiam realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and consulting and implementation services. See Note 3 — Atiam Acquisition and Note 12 — Segment Information.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
Accounts receivable
The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2008, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0.
Accounts receivable from the Company’s largest Atiam client as measured by receivable balance accounted for 27% of the Company’s total accounts receivable balance at June 30, 2008. Accounts receivable from the Company’s largest insurance carrier as measured by earned revenue accounted for 12% of the Company’s total accounts receivable balance at June 30, 2008.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Fair value of financial instruments
The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of June 30, 2008 and December 31, 2007, because of the relatively short-term maturity of these instruments and their market interest rates.
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
The Company’s Telesales segment capitalized certain costs valued in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs, which consist of direct technology labor costs, are capitalized and amortized using the straight-line method over expected useful lives. Costs that the Company has incurred in connection with developing the Company’s websites and purchasing domain names are capitalized and amortized using the straight-line method over an expected useful life.
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
June 30, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The Company’s Atiam segment capitalized certain costs valued in connection with developing or obtaining software for external use in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. These costs, which consist of direct technology labor costs, are capitalized subsequent to the establishment of technological feasibility and until the product is available for general release. Both prior and subsequent costs relating to the establishment of technological feasibility are expensed as incurred. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a straight-line basis over the estimated useful lives of the products not to exceed two years, beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of the capitalized software development costs should be revised or the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of its software products, as defined by the estimated future revenue from the products less the estimated future costs of completing and disposing of the products, compared to the unamortized capitalized costs of the products. As of June 30, 2008, management believes no revisions to the remaining useful life or additional write-downs of capitalized software development costs are required because the net realizable value of its software products exceeds the unamortized capitalized costs. Management’s estimates about future revenue and costs associated with its software products are subject to risks and uncertainties related to, among other things, market and industry conditions, technological changes, and regulatory factors. A change in estimates could result in an impairment charge related to capitalized software costs.
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
June 30, 2008
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
Loss per common share
In accordance with SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents at June 30, 2008 include the following:

Options	5,139,575
Warrants	17,524,186

22,663,761

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
June 30, 2008
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
June 30, 2008
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
June 30, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Concentrations of credit risk
The Company maintains its cash and restricted cash in bank deposit accounts, which, at times, exceed the federally insured limits of $100,000 per account. At June 30, 2008, the Company had approximately $6,625,678 in United States bank deposits, which exceeded federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2008.
During the six months ended June 30, 2008, approximately 39%, 15%, 14% and 10% of the Company’s revenue was earned from each of the Company’s four largest insurance carriers. Management believes that comparable carriers and products are available should the need arise. However, a termination of any of the Company’s agreements with any of these carriers could result in the loss or reduction of future sales, and, in certain cases, future commissions for pre-termination sales.
Stock-based compensation
The Company follows the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) requires stock based compensation transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied.
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
June 30, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
At June 30, 2008, the Company does not believe that it is probable that the Company will incur a penalty in connection with the registration rights agreement, which we entered into on March 31, 2008 in connection with the 2008 private placement. Accordingly no liability was recorded as of June 30, 2008.
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
June 30, 2008
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
In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the adoption of SFAS 162 will have a material impact on the Company’s financial statements.
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and retrospective application is required for all periods presented. The Company is currently evaluating the effect of the implementation of FSP 03-6-1, but does not believe that it will have a material impact on the calculation of earnings per share.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

$5,154,329

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
NOTE 2 — ISG ACQUISITION (continued)
Intangible assets acquired from ISG were assigned the following values: value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value; value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized over five years in proportion to expected future value; and value of an employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over the contractual period, which is a weighted average expected useful life of 3.1 years. Intangible assets acquired from ISG had the following unamortized values as of June 30, 2008: value of purchased commission override revenue of $299,124; value of acquired carrier contracts and agent relationships of $1,355,631; and value of an employment and non-compete agreement acquired of $170,153.
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
June 30, 2008
Note 3 — ACQUISITION OF ATIAM
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
June 30, 2008
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

$3,080,744

Intangible assets acquired from Atiam were assigned the following values: value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years; value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years; and employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years. Intangible assets acquired from Atiam had the following unamortized values as of June 30, 2008: value of client contracts and relationships other than license of $925,838; value of purchased software for sale and licensing value of $547,782; and employment and non-compete agreements acquired of $272,991.
The estimated purchase price, estimated purchase price allocation and estimated useful lives of intangible assets acquired are preliminary and the final purchase accounting adjustments may differ from aforementioned.
The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of Atiam occurred at January 1, 2007.

For the Six
Months Ended
June 30,
2007

Revenues, net	$11,156,564
Net loss	(5,920,044)
Net loss per common share — basic and diluted	$(0.18)

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful Life		At December 31,
	(Years)	At June 30, 2008	2007
Computer equipment and software	3	$1,178,094	$967,347
Phone equipment and software	3	726,535	726,535
Office equipment	3	62,503	89,485
Office furniture and fixtures	6.8	595,951	575,450
Leasehold improvements	9.8	203,740	349,225

		2,766,823	2,708,042

Less accumulated depreciation		(1,441,280)	(1,115,562)

		$1,325,543	$1,592,480

For the three months ended June 30, 2008 and 2007, depreciation expense was $167,102 and $147,377, respectively. For the six months ended June 30, 2008 and 2007, depreciation expense was $409,885 and $285,819, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consisted of the following:

	Useful Life (Years)	At June 30,	At December
	Weighted average	2008	31, 2007

ISG intangible assets acquired	4.7	$4,964,338	$4,964,338
Atiam intangible assets acquired	4.7	2,097,672	2,097,672
Software development costs for internal use	2.6	638,289	981,521
Software development costs for external marketing	2	149,656	—
Internet domain (www.healthbenefitsdirect.com)	3.0	161,200	161,200

		8,011,155	8,204,731
Less: accumulated amortization		(3,856,483)	(3,108,771)

		$4,154,672	$5,095,960

For the three months ended June 30, 2008 and 2007, amortization expense was $440,612 and $414,601, respectively. For the six months ended June 30, 2008 and 2007, amortization expense was $913,545 and $827,265, respectively.
Amortization expense subsequent to the period ended June 30, 2008 is as follows:

2008	$877,195
2009	1,504,268
2010	1,034,957
2011	478,201
2012	260,051

$4,154,672

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
NOTE 6 — UNEARNED COMMISSION ADVANCES
The Company has agreements with certain of its insurance carriers whereby the Company’s insurance carriers advance the Company first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. These advance agreements represent a material source of cash to fund the Company’s operations. The Company’s advance agreement with its largest insurance carrier is contractually limited to a maximum of $9,000,000, can be terminated by either party, and in the event of termination the Company’s outstanding advance balance can be called by the insurance carrier with 7 days written notice. As of June 30, 2008 the Company’s outstanding advance balance with this carrier was $4,725,837. The Company’s advance agreement with its second largest insurance carrier allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of June 30, 2008 the Company’s outstanding advance balance with this carrier was $586,779. During the third quarter of 2007, the Company began receiving advances of first year premium commissions before the commissions are earned from its third largest insurance carrier. The Company’s understanding pertaining to the advance from this carrier is that the carrier may terminate future advances and demand repayment of the outstanding unearned commission advance balance if certain performance standards are not met. The Company and this insurance carrier are working together on reaching an agreement pertaining to these advances. As of June 30, 2008 the Company’s outstanding advance balance with this carrier was $620,907.
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
June 30, 2008
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
June 30, 2008
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
On April 1, 2008, the Company issued 99,010 restricted shares of its Common Stock to Mr. Edmond Walters upon the effective date of his becoming a Director of the Company in accordance with the Company’s Non Employee Director Compensation Plan and the Company’s 2006 Omnibus Equity Compensation Plan. Mr. Walters was granted shares valued at $100,000 in aggregate based on the $1.01 closing price of our Common Stock on the OTCBB on April 1, 2008 and will vest as follows: 33,003 shares on April 1, 2008; 33,003 additional shares on April 1, 2009; 33,004 shares on April 1, 2010.
Stock Options
On March 31, 2008, the board of directors of the Company adopted the Company’s 2008 Equity Compensation Plan, which plan is not subject to Shareholder approval. An aggregate of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2008 Equity Compensation Plan in addition to any authorized and unissued shares of common stock available for issuance under the Company’s 2006 Omnibus Equity Compensation Plan. The purpose of the Plan is to provide a comprehensive compensation program to attract and retain qualified individuals to serve as directors. The Company is authorized to award cash fees and issue non-qualified stock options under the Plan. The Plan is administered by the Company’s board of directors or the compensation committee established by the board. As of June 30, 2008 there were no options granted under the 2008 Equity Compensation Plan.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
On March 31, 2008, the Board approved the grant of 550,000 incentive stock options to Alvin H. Clemens, the Company’s former Chief Executive Officer and current Co-Chairman, under the Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan, in consideration of Mr. Clemens’ resignation as Chief Executive Officer and the termination of his existing Amended and Restated Employment Agreement, effective on April 1, 2008. This option has a term of ten years, an exercise per share of $1.01 and will vest as follows: 300,000 shares on April 1, 2008; 20,833 on the first calendar day of each month from May 1, 2008 through March 1, 2009 and 20,837 shares on April 1, 2009. The Company recorded the entire fair value of this option as compensation expense as of June 30, 2008.
Also during 2008, the Company issued options granted under the 2006 Omnibus Equity Compensation Plan to purchase 20,000 shares of Common Stock to employees at a weighted average option exercise price of $0.92. These options will vest one third on the first anniversary and an additional one third on each anniversary thereafter.
During 2008, 262,425 options granted under the 2006 Omnibus Equity Compensation Plan were forfeited as a result of the resignation of director and the termination of the employment of various employees in accordance with the terms of the stock options.
The Company recorded in salaries, commission and related taxes $1,371,632 and $835,688 pertaining to director and employee stock options, restricted and unrestricted stock grants in the six months ended June 30, 2008 and 2007, respectively.
A summary of the Company’s outstanding stock options as of and for the six months ended June 30, 2008 and for the year ended December 31, 2007 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

Outstanding at December 31, 2007	4,832,000	$2.23	$0.89
For the period ended June 30, 2008
Granted	570,000	1.01	0.57
Exercised	—	—	—
Forfeited	262,425	3.46	2.78

Outstanding at June 30, 2008	5,139,575	2.03	0.76

Outstanding and exercisable at June 30, 2008	4,524,440	$2.02	$0.69

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions for options granted during the three months ended June 30, 2008:

Expected volatility	67%
Risk-free interest rate	1.42%
Expected life in years	5
Assumed dividend yield	0%
The following information applies to options outstanding at June 30, 2008:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of Shares	Contractual	Exercise		Exercise
Price	Underlying Options	Life	Price	Number Exercisable	Price

$0.78	10,000	4.8	$0.78	—	$—
1.00	1,550,000	7.4	1.00	1,550,000	1.00
1.01	550,000	9.8	1.01	341,666	1.01
1.05	10,000	3.7	1.05	—	—
2.13	15,000	4.4	2.13	—	—
2.30	5,000	4.1	2.30	—	—
2.50	1,776,000	4.2	2.50	1,629,644	2.50
2.55	25,000	3.0	2.55	8,250	2.55
2.62	20,000	3.5	2.62	6,600	2.62
2.70	475,000	2.8	2.70	441,500	2.70
2.95	45,000	2.8	2.95	29,700	2.95
3.00	108,575	3.9	3.00	35,830	3.00
3.50	150,000	7.8	3.50	81,250	3.50
$3.60	400,000	2.8	$3.60	400,000	$3.60

	5,139,575			4,524,440

As of June 30, 2008, there were 6,000,000 shares of our common stock authorized to be issued under the 2006 Omnibus Equity Compensation Plan of which 46,415 shares of our common stock remain available for future stock option grants.
The total intrinsic value of stock options granted during the six months ended June 30, 2008 was $323,147. The total intrinsic value of stock options outstanding and exercisable as of June 30, 2008 was $3,914,301 and $3,018,855, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
Common Stock warrants
On March 31, 2008, in connection with the 2008 Private Placement the Company issued warrants to purchase 6,250,000 shares of its Common Stock at an exercise price of $0.80 per share to the participating investors in the 2008 Private Placement. The 2008 Warrants provide that the holder thereof shall have the right, at any time after March 31, 2008 but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a 2008 Call Event (as defined below) or (ii) the fifth anniversary of the date of issuance of the 2008 Warrant, to acquire shares of Common Stock upon the payment of $0.80 per Warrant Share (the “2008 Exercise Price”). The Company also has the right, at any point after which the volume weighted average trading price per share of the Common Stock for a minimum of 20 consecutive trading days is equal to at least two times the 2008 Exercise Price per share, provided that certain other conditions have been satisfied to call the outstanding 2008 Warrants (a “2008 Call Event”), in which case such 2008 Warrants will expire if not exercised within ten business days thereafter. The 2008 Warrants also include weighted average anti-dilution adjustment provisions for issuances of securities below $0.80 during the first two years following the date of issuance of the 2008 Warrants, subject to customary exceptions.
Effective March 31, 2008, in connection with the 2008 Private Placement the Company adjusted the 2007 Warrants pursuant to the weighted average anti-dilution adjustment provisions of the 2007 Warrants. The exercise price of the 2007 Warrants was adjusted from $3.00 to $2.48 and the number of issued, exercisable and outstanding 2007 Warrants was adjusted from 2,500,000 to 3,024,186.
A summary of the status of the Company’s outstanding stock warrants granted as of June 30, 2008 and changes during the period is as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2007	10,750,000	$1.89

For the period ended June 30, 2008 Granted	6,250,000	0.80
Adjustment to warrants issued in 2007 for the issuance of warrants in 2008	524,186	2.48
Exercised	—	—

Outstanding at June 30, 2008	17,524,186	$1.45

Exercisable at June 31, 2008	17,524,186	$1.45

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
The following information applies to warrants outstanding at June 30, 2008:

Common
Stock	Exercise	Year of
Warrants	Price	Expiration

3,887,500	$1.50	2008
3,937,500	1.50	2009
75,000	1.50	2010
3,024,186	2.48	2012
350,000	2.80	2010
6,250,000	$0.80	2013

17,524,186

Outstanding warrants at June 30, 2008 have a weighted average remaining contractual life of 2.6 years.
Registration Rights
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
June 30, 2008
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
Property and equipment includes the following amounts for leases that have been capitalized as of June 30, 2008:

	Useful Life (Years)

Computer equipment and software	3	$171,900

Phone System	3	15,011

		186,911

Less accumulated depreciation		(23,819)

		$163,092

Future minimum payments required under capital leases at June 30, 2008 are as follows:

2008	$29,820
2009	62,832
2010	61,586
2011	44,759
2012	12,847

Total future payments	211,844
Less amount representing interest	39,007

Present value of future minimum payments	172,836
Less current portion	44,332

Long-term portion	$128,505

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
NOTE 10 — DEFINED CONTRIBUTION 401(k) PLAN
The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) Plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the Plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $42,480 and $32,040 for the six months ended June 30, 2008 and 2007.
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES
Employment and Separation Agreements
On March 31, 2008, in connection with our March 2008 private placement and Mr. Clemens’ resignation as our Chief Executive Officer and appointment as Co-Chairman of our Board of Directors, Mr. Clemens’ amended and restated employment agreement was terminated effective upon his resignation on April 1, 2008. Also in connection with our March 2008 private placement, the Company and Mr. Clemens agreed to enter into a new employment agreement by April 15, 2008.
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
June 30, 2008
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
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
Mr. Verdi was appointed to the Board on June 20, 2008.
Pursuant to a written employment agreement, which we amended on March 31, 2008, Mr. Charles Eissa serves as our President. Pursuant to his amended employment agreement, his annual base salary is $250,000 per year. He is entitled to receive such bonus compensation as a majority of the members of our board of directors may determine from time to time. Mr. Eissa’ s amended employment agreement is effective beginning on March 31, 2008 and expires on March 31, 2009, subject to automatic annual renewals.
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
June 30, 2008
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
On March 7, 2006, the Company entered into a sublease for approximately 13,773 square feet of office space located on the 7th floor at 1120 Avenue of the Americas, New York, New York (“Sublease Agreement”). The initial term of the Sublease Agreement commences in March 2006, and terminates on December 31, 2010. The monthly rent increases every 12 months, starting at approximately $303,000 per annum plus a proportionate share of landlord’s building expenses and ending at approximately $341,000 per annum plus a proportionate share of landlord’s building expenses. In connection with the Sublease Agreement, the Company provided a $151,503 letter of credit to the landlord as a security deposit for the Company’s obligations under the sublease. On May 15, 2006 the Company received the landlord’s consent, dated April 18, 2006, to the Sublease Agreement. In March of 2008 the Company closed its sales office located in New York. On April 17, 2008 the Company entered into a sub-lease agreement with a third party (“2008 Sublease Agreement”) whereby the third party will sub-lease the Company’s New York office space for the balance of the Company’s Sublease Agreement and pay the Company sub-lease payments essentially equal to the Company’s costs under the Sublease Agreement. The terms of the 2008 Sublease Agreement requires the Company to make certain leasehold improvements and the third party to commence paying sub-sublease payments to the Company no later than September 1, 2008. Effective June 30, 2008, the Company has accrued $89,772 related to the non-cancelable lease for the abandoned facilities, which is net present value of the Company’s future lease payments due under the remaining Sublease Agreement term plus management’s estimate of utility payments, which is estimated to be $1 million, less management’s estimate of future sub-lease revenue under the 2008 Sublease Agreement, which is estimated to be $0.9 million.
The Company leases an automobile for the personal and business use of a Company employee, which is leased in the name of ISG and personally guaranteed by Mr. Ivan Spinner, who is a former employee of the Company. The automobile is not used by Mr. Spinner and Mr. Spinner receives no compensation pertaining to the lease or his personal guarantee. The aggregate payment for this lease is $1,552 per month.
The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $1,015,328 and $757,826 for the six months ended June 30, 2008 and 2007, respectively.
Litigation
On August 7, 2008, a current employee of the Company (the “Plaintiff”) filed a putative collective action in the United States District Court for the Southern District of Florida, Case no. 08-CV-61254-Ungaro-Simonton, alleging that the Company and a co-defendant, who is an officer of the Company, unlawfully failed to pay overtime in violation of the Fair Labor Standards Act (“FLSA”). The complaint purported to bring claims on behalf of a class of current and former sales representatives who were compensated by the Company pursuant to a non-exempt hourly plus production bonus paid to inside sales “Agents”. The Plaintiff seeks certification of a nationwide collective action under the FLSA covering all Agents from July 2005 to present. In addition, Plaintiff seeks payment from the Company for the payment of compensation for all overtime hours, liquidated damages, attorneys’ fees, costs and interest. The Company believes that these claims are without merit and intends to vigorously defend the litigation.
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
June 30, 2008
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
The Company may unilaterally terminate the License Agreement, with or without cause, at any time on 30 calendar day prior written notice to Realtime. The license rights in the software granted under the License Agreement survive any termination of the License Agreement in perpetuity.
As of June 30, 2008 the Company has not taken delivery of the STP software or issued Common Stock in connection with the License Agreement.
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
Selected operating results and total asset information for each business segment was as follows:

	For the Six Months			For the Six Months
	Ended June 30, 2008			Ended June 30, 2007
	Telesales	Atiam	Total	Telesales	Atiam	Total
Revenue	$10,137,667	$2,644,790	$12,782,457	$9,656,408	—	$9,656,408
Gain (loss) from operations	$(5,539,051)	$(161,158)	$(5,700,209)	$(6,132,269)	—	$(6,132,269)

	June 30, 2008			December 31, 2007
Total assets	$10,562,043	$3,929,174	$14,491,217	$12,492,539	3,802,117	$16,294,656

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
Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) operates through two business segments.
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
The Atiam business segment (“Atiam”) is a provider of comprehensive, web-based insurance administration software applications. Atiam’s flagship software product is InsPro, which was introduced in 2004. Atiam’s clients include insurance carriers and third party administrators. Atiam realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and consulting and implementation services.
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
Use of Estimates — Management’s Discussion and Analysis or Plan of Operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets such as intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, revenue recognition and deferred compensation advances to employees. Actual results may differ from these estimates under different assumptions or conditions.

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
RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007
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

Revenues
For the three months ended June 30, 2008 (“Second Quarter 2008”), we earned revenues of $6,394,435 compared to $5,143,393 for the three months ended June 30, 2007 (“Second Quarter 2007”), an increase of $1,251,042 or 24%. The primary reason for the increase in revenues is Atiam segment revenues. Revenues include the following:

	For the Three Months
	Ended June 30,
	2008	2007

Commission revenue from carriers excluding periodic bonuses and ISG	$4,455,789	$4,123,839
Periodic bonus revenue from carriers	9,874	295,432
ISG commission revenue	375,595	460,812
Lead sale revenue	103,176	263,310
Insurint technology fees	50,000	—
Sub-lease and other revenue	40,535	—

Telesales business segment	5,034,969	5,143,393

Consulting and implementation services	967,173	—
ASP revenue	293,294	—
Maintenance revenue	99,000	—

Atiam business segment	1,359,467	—

Total	$6,394,436	$5,143,393

•	In Second Quarter 2008 we earned commission revenue from carriers excluding periodic bonuses and ISG revenues of $4,455,788 as compared to $4,123,839 in Second Quarter 2007.
•	We had 63 licensed insurance agent employees at June 30, 2008 as compared to 96 at June 30, 2007 and 118 at December 31, 2007.

•	In early March of 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 34 licensed sales agents and eliminated eight open licensed sales positions, which were vacated subsequent to December 31, 2007.
•	In Second Quarter 2008 we earned periodic bonuses from carriers of $9,874 as compared to $295,432 in Second Quarter 2007. The Telesales segment receives bonuses from certain carriers, which are based primarily on the Telesales segment’s sales performance and criteria established by carriers and generally do not extend beyond the current calendar year. Accordingly we cannot determine what criteria, if any, may be offered by its carriers pertaining to bonuses beyond the current calendar year.
•	In Second Quarter 2008 we earned revenue of $375,595 relating to ISG as compared to $460,812 in Second Quarter 2007. ISG revenue declined as a result of excess lapsation of inforce business that was caused by significant rate increases implemented by a carrier no longer actively sold by the Telesales segment, and to a lesser extent reduced commission rates earned by the Telesales segment on new and inforce business.

•	In Second Quarter 2008 we earned revenue of $103,176 relating to the sale of leads to third parties as compared to $263,310 in Second Quarter 2007. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reason for the decrease in lead sales revenue is a decrease in lead cost spending, which results in a reduced number of leads available for sale and to a lesser extent better targeting of leads purchased, which results in fewer leads available for resale.

•	In Second Quarter 2008 we earned revenue of $50,000 relating to Insurint technology fees. The Company’s Insurint subsidiary provides a proprietary, professional-grade, web based agent portal to support and assist insurance agents in the business of marketing and selling health insurance and related products. Insurint’s technology fees commenced in Second Quarter 2008.
Total Operating Expenses
Our total operating expenses for Second Quarter 2008 was $7,747,517 as compared to $7,966,900 for Second Quarter 2007 for a decrease of $219,383 or 3% as compared to Second Quarter 2007. The primary reason for the decrease in operating expenses is the result of cost cutting initiatives in Telesales intended to increase our operating efficiency, which include closing our New York office and reducing the sales and support staff and lead costs in our Telesales segment. Total operating expenses consisted of the following:

	For the Three Months
	Ended June 30,
	2008	2007

Telesales business segment	$6,187,863	$7,966,900
Atiam business segment	1,559,654	—

Total	$7,747,517	$7,966,900

Telesales’ operating expenses consisted of the following:

	For the Three Months
	Ended June 30,
	2008	2007

Salaries, commission and related taxes	$3,269,281	$3,821,704
Lead, advertising and other marketing	1,065,267	1,934,069
Depreciation and amortization	461,504	561,978
Rent, utilities, telephone and communications	635,819	613,713
Professional fees	390,298	633,421
Other general and administrative	365,694	402,015

Total	$6,187,863	$7,966,900

•	In early March 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 47 employees and eliminated 16 open positions, which were vacated subsequent to December 31, 2007. Lead, advertising and other marketing cost decreased as a result of reductions in sales staff and to a lesser extent marketing and sales efficiency improvements.

•	Salaries, wages and related taxes for the Second Quarter of 2008 included approximately $0.3 million of non-recurring charges pertaining to the resignation of the Company’s former CEO.
Atiam’s operating expenses consisted of the following:

	For the Three Months
	Ended June 30,
	2008	2007

Salaries, commission and related taxes	$909,433	$—
Lead, advertising and other marketing	5,498	—
Depreciation and amortization	146,210	—
Rent, utilities, telephone and communications	53,872	—
Professional fees	278,083	—
Other general and administrative	166,558	—

Total	$1,559,654	$—

Other income (expenses)
Interest income was attributable to interest-bearing cash deposits resulting from the capital raised in private placements. The decrease in interest income is the result of a decline in interest rates and to a lesser extent a decline in cash balances.
Interest expense pertains to imputed interest on certain employee obligations.
Net loss
As a result of these factors discussed above, we reported a net loss of $1,342,457 or $0.03 loss per share in Second Quarter 2008 as compared to a net loss of $2,707,139 or $0.08 loss per share in Second Quarter 2007.

Results of Operations for Telesales Business Segment
Revenues
In Second Quarter 2008 we earned revenues of $5,034,968 compared to $5,143,393 for Second Quarter 2007, a decrease of $108,424 or 2%. The primary reasons for the decrease in revenues are decreased marketing and selling activity, which resulted in lower lead sale revenue and periodic bonuses from carriers. Revenues include the following:

	For the Three Months
	Ended June 30,
	2008	2007
Commission revenue from carriers excluding periodic bonuses and ISG	$4,455,789	$4,123,839
Periodic bonus revenue from carriers	9,874	295,432
ISG commission revenue	375,595	460,812
Lead sale revenue	103,176	263,310
Insurint technology fees	50,000	—
Sub-lease and other revenue	40,535	—

Total	$5,034,969	$5,143,393

•	In Second Quarter 2008 we earned commission revenue from carriers excluding periodic bonuses and ISG revenues of $4,455,788 as compared to $4,123,839 in Second Quarter 2007.
•	We had 63 licensed insurance agent employees at June 30, 2008 as compared to 96 at June 30, 2007 and 118 at December 31, 2007.

•	In early March 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 34 licensed sales agents and eliminated eight open licensed sales positions, which were vacated subsequent to December 31, 2007.
•	In Second Quarter 2008 we earned periodic bonuses from carriers of $9,874 as compared to $295,432 in Second Quarter 2007. The Telesales segment receives bonuses from certain carriers, which are based primarily on the Telesales segment’s sales performance and criteria established by carriers and generally do not extend beyond the current calendar year. Accordingly we cannot determine what criteria, if any, may be offered by its carriers pertaining to bonuses beyond the current calendar year.

•	In Second Quarter 2008 we earned revenue of $375,595 relating to ISG as compared to $460,812 in Second Quarter 2007. ISG revenue declined as a result of excess lapsation of inforce business that was caused by significant rate increases implemented by a carrier no longer actively sold by the Telesales segment, and to a lesser extent reduced commission rates earned by the Telesales segment on new and inforce business.

•	In Second Quarter 2008 we earned revenue of $103,176 relating to the sale of leads to third parties as compared to $263,310 in Second Quarter 2007. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reason for the decrease in lead sales revenue is a decrease in lead cost spending, which results in a reduced number of leads available for sale and to a lesser extent better targeting of leads purchased, which results in fewer leads available for resale.

•	In Second Quarter 2008 we earned revenue of $50,000 relating to Insurint technology fees. The Company’s Insurint subsidiary provides a proprietary, professional-grade, web based agent portal to support and assist insurance agents in the business of marketing and selling health insurance and related products. Insurint’s technology fees commenced in Second Quarter 2008.
Total Operating Expenses
The Telesales segment’s total operating expenses for Second Quarter 2008 was $6,187,863 as compared to $7,966,900 for Second Quarter 2007 or a decrease of $1,779,037 or 22% as compared to Second Quarter 2007. Total operating expenses consisted of the following:
•	Salaries, commission and related taxes consisted of the following:

	For the Three Months Ended June 30,
	2008	2007
Salaries, wages and bonuses	$1,962,591	$2,339,549
Share based employee and director compensation	516,944	309,127
Commissions to employees	386,795	674,961
Commissions to non-employees	100,571	93,966
Employee benefits	84,572	119,665
Payroll taxes	175,979	202,392
Severance and other compensation	13,329	49,211
Directors’ compensation	28,500	32,833

Total	$3,269,281	$3,821,704

•	Salaries and wages were $1,962,591 in Second Quarter 2008 as compared to $2,339,549 in Second Quarter 2007, a decrease of $376,958 or 16%. This decrease is the result of the reduced personnel employed by the Telesales segment.
•	The Telesales segment had 164 employees at June 30, 2008 as compared to 220 at June 30, 2007 and 253 at December 31, 2007.

•	In early March of 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 47 employees and eliminated 16 open positions, which were vacated subsequent to December 31, 2007.
•	Share based employee and director compensation expense was $516,944 in Second Quarter 2008 as compared to $309,127 in Second Quarter 2007.

•	The increase in expense in Second Quarter 2008 as compared to Second Quarter 2007 is the result of an option grant to Mr. Clemens. On March 31, 2008, the Board approved the grant of 550,000 incentive stock options to Alvin H. Clemens, the Company’s former Chief Executive Officer and current Co-Chairman, under the Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan, in consideration of Mr. Clemens’ resignation as Chief Executive Officer and the termination of his existing Amended and Restated Employment Agreement, effective on April 1, 2008. This option has a term of ten years, an exercise per share of $1.01 and will vest as follows: 300,000 shares on April 1, 2008; 20,833 on the first calendar day of each month from May 1, 2008 through March 1, 2009 and 20,837 shares on April 1, 2009. The Company recorded the entire fair value of this option as compensation expense as of June 30, 2008.

•	Share based employee and director compensation consists of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.
•	Commissions to employees were $386,795 in Second Quarter 2008 as compared to $674,961 in Second Quarter 2007. This decrease was the result of a decrease in sales that resulted in lower sales commission expense.

•	Commissions to non employees were $100,571 in Second Quarter 2008 as compared to $93,966 in Second Quarter 2007. We pay commissions to non employee ISG agents.

•	Employee benefits expense was $84,572 in Second Quarter 2008 as compared to $119,665 in Second Quarter 2007. This decrease is the result of the reduced personnel employed by the Telesales segment. The Company’s employee benefit cost consists of the company paid portion of group medical, dental and life insurance coverage and partial Company matching of employee contributions to a 401(k) plan.

•	Payroll taxes expense was $175,979 in Second Quarter 2008 as compared to $202,392 in Second Quarter 2007. The decrease was the result of lower salaries, wages, bonuses and commissions to employees.

•	Severance and other compensation expense was $13,329 in Second Quarter 2008 as compared to $49,211 in Second Quarter 2007.
•	Lead, advertising and other marketing was $1,065,2675 in Second Quarter 2008 as compared to $1,934,069 in Second Quarter 2007, a decrease of $868,802 or 45% due primarily to decrease in the number of leads purchased in Second Quarter 2008 compared to Second Quarter 2007.
•	Depreciation and amortization expense consisted of the following:

	For the Three Months Ended June 30,
	2008	2007
Amortization of intangibles acquired as a result of the ISG acquisition	$259,926	$319,807
Amortization of software and website development	50,232	81,360
Amortization of internet domain name	13,433	13,434
Depreciation expense	137,913	147,377

Total	$461,504	$561,978

•	In Second Quarter 2008 we incurred amortization expense of $259,926 as compared to $319,807 for the intangible assets acquired from ISG. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized over five years in proportion to expected future value and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.

•	In Second Quarter 2008 we incurred amortization expense of $50,232 compared to $81,360 in Second Quarter 2007 for software and website development.

•	In Second Quarter 2008 we incurred depreciation expense of $137,913 as compared to $147,377 in the Second Quarter 2007 period. The decrease pertains to the depreciation of fixed assets of the New York Office.

•	Rent, utilities, telephone and communications expenses consisted of the following:

	For the Three Months Ended June 30,
	2008	2007
Rent, utilities and other occupancy	$471,609	$443,017
Telephone and communications	164,210	180,696

Total	$635,819	$613,713

•	In Second Quarter 2008 we had increases in rent, utilities and other occupancy as compared to Second Quarter 2007 as a result of rent escalation provisions pertaining to the Company’s leased office space in Florida and New York.

•	During the first quarter of 2008 the Company closed its sales office located in New York. The Company anticipates subleasing its office space subject to the approval of the building’s owner. Effective June 30, 2008, the Company has accrued $89,772 related to the non-cancelable lease for the abandoned facilities, which is net present value of the Company’s future lease payments due under the remaining lease term plus management’s estimate of utility payments, which is estimated to be $1 million, less management’s estimate of potential future sub-lease revenue, which is estimated to be $0.9 million.
•	In Second Quarter 2008 we incurred professional fees of $390,298 as compared to $633,421 in Second Quarter 2007. The decrease was primarily attributable to lower legal, technology outsourcing fees and recruiting costs.

•	Other general and administrative expenses consisted of the following:

	For the Three Months Ended June 30,
	2008	2007
Licensing and appointment fees	$61,888	$93,489
Travel and entertainment	34,732	88,917
Office expense	148,948	170,568
Other	120,126	49,041

Total	$365,694	$402,015

•	We incur licensing and appointment costs associated with the licensing of our employee insurance agents. The reduction in licensing cost is the result of the reduction in licensed employees.

•	In Second Quarter 2008 we had a decrease in travel and entertainment and office expense as compared to Second Quarter 2007 due to the closing of the New York sales office.

•	In Second Quarter 2008 we incurred other expense of $120,126 as compared to $49,041 in Second Quarter 2007. The increase was attributable to bad debt expense pertaining to certain ISG agents.
Loss from operations
As a result of these factors described above, we reported a loss from operations of $1,152,894 in Second Quarter 2008 as compared to a loss from operations of $2,823,507 in Second Quarter 2007 in the Telesales business segment.
Results of Operations for the Atiam Business Segment
Revenues
For Second Quarter 2008 we earned revenues of $1,359,467, which consisted of the following:

	For the Three Months
	Ended June 30,
	2008	2007

Consulting and implementation services	$967,173	$—
ASP revenue	293,294	—
Maintenance revenue	99,000	—

Total	$1,359,467	$—

•	Consulting and implementation services are from four InsPro clients. Two clients are implementing a software licensed application of InsPro, which are anticipated for completion in 2008, whereas the remaining two clients are implementing ASP InsPro applications, which are also anticipated to be completed in 2008. Implementation services provided to these clients included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•	In Second Quarter 2008 we earned ASP revenue from five InsPro clients.

•	In Second Quarter 2008 we earned software license revenue from a single InsPro client.

•	In Second Quarter 2008 we earned maintenance revenues from two clients.

Total Operating Expenses
The Atiam business segment’s total operating expenses for Second Quarter 2008 was $1,559,654 and consisted of the following:
•	Salaries, commission and related taxes consisted of the following:

	For the Three Months Ended June 30,
	2008	2007
Salaries, wages and bonuses	$806,783	$—
Employee benefits	48,324	—
Payroll taxes	54,326	—

Total	$909,433	$—

•	The Atiam business segment had 24 employees at June 30, 2008.

•	Effective in First Quarter 2008 Atiam business segment employees are covered by our employee benefit program.
•	Lead, advertising and other marketing was $5,498 in the Second Quarter 2008 and consisted of marketing and conference fees.

•	Depreciation and amortization expense consisted of the following:

	For the Three Months Ended June 30,
	2008	2007
Amortization of intangibles acquired as a result of the Atiam acquisition	$117,021	$—
Depreciation expense	29,189	—

Total	$146,210	$—

•	In Second Quarter 2008 we incurred amortization expense of $117,021 for the intangible assets acquired from Atiam. The Atiam acquisition was effective October 1, 2007. Intangible assets acquired from Atiam were assigned the following values:
•	value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years

•	value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years

•	employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.
•	In Second Quarter 2008 we incurred depreciation expense of $29,189 primarily from assets acquired from Atiam.

•	In Second Quarter 2008 we incurred rent, utilities, telephone and communications expense, which consisted of the following:

	For the Three Months Ended June 30,
	2008	2007
Rent, utilities and other occupancy	$38,022	$—
Telephone and communications	15,850	—

Total	$53,872	$—

•	In Second Quarter 2008 we incurred professional fees of $278,083 which pertains primarily to outsourced system development costs and to a lesser extent employee recruiting services.

•	In Second Quarter 2008 we incurred other general and administrative expenses, which consisted of the following:

	For the Three Months Ended June 30,
	2008	2007
Office expenses	$616	$—
Travel and entertainment	34,129	—
Computer processing, hardware, software and other	131,815	—

Total	$166,560	$—

•	We incur travel and entertainment expense in connection with marketing, sales and implementation of InsPro at client locations.

•	We incur computer processing fees associated with ASP hosting services. Atiam has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee. This third party provides Atiam with hosting services for our client’s ASP production and test environments.

•	We incur computer hardware and software cost, which consists of equipment rental and software licensing and maintenance expenses.
Loss from operations
As a result of these factors discussed above, we reported a loss from operations of $200,187 in Second Quarter 2008 in the Atiam business segment.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007
Revenues
For the six months ended June 30, 2008 (“2008”), we earned revenues of $12,782,456 compared to $9,656,408 for the six months ended June 30, 2007 (“2007”), an increase of $3,126,048 or 32%. The primary reason for the increase in revenues is Atiam segment revenues and to a lesser extent the increase in commission revenue on inforce customers of the Telesales segment. Revenues include the following:

	For the Six Months
	Ended June 30,
	2008	2007
Commission revenue from carriers excluding periodic bonuses and ISG	$8,873,607	$7,671,995
Periodic bonus revenue from carriers	82,457	512,613
ISG commission revenue	791,071	975,863
Lead sale revenue	287,495	495,937
Insurint technology fees	50,000	—
Sub-lease and other revenue	53,037	—

Telesales business segment	10,137,667	9,656,408

Consulting and implementation services	1,798,821	—
ASP revenue	541,969	—
Sales of software licenses	115,000	—
Maintenance revenue	189,000	—

Atiam business segment	2,644,790	—

Total	$12,782,457	$9,656,408

•	In 2008 we earned commission revenue from carriers excluding periodic bonuses and ISG revenues of $8,873,606 as compared to $7,671,995 in 2007.
•	We had 63 licensed insurance agent employees at June 30, 2008 as compared to 96 at June 30, 2007 and 118 at December 31, 2007.

•	In early March 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 34 licensed sales agents and eliminated eight open licensed sales positions, which were vacated subsequent to December 31, 2007.
•	In 2008 we earned periodic bonuses from carriers of $82,457 as compared to $512,613 in 2007. The Telesales segment receives bonuses from certain carriers, which are based primarily on the Telesales segment’s sales performance and criteria established by carriers and generally do not extend beyond the current calendar year. Accordingly we cannot determine what criteria, if any, may be offered by its carriers pertaining to bonuses beyond the current calendar year.

•	In 2008 we earned revenue of $791,071 relating to ISG as compared to $975,863 in 2007. ISG revenue declined as a result of excess lapsation of inforce business that was caused by significant rate increases implemented by a carrier no longer actively sold by the Telesales segment, and to a lesser extent reduced commission rates earned by the Telesales segment on new and inforce business.

•	In 2008 we earned revenues of $287,495 relating to the sale of leads to third parties as compared to $495,937 in 2007. We re-sell certain leads purchased in order to recoup a portion of our lead cost.

•	In Second Quarter 2008 we earned revenues of $50,000 relating to Insurint technology fees. The Company’s Insurint subsidiary provides a proprietary, professional-grade, web based agent portal to support and assist insurance agents in the business of marketing and selling health insurance and related products. Insurint’s technology fees commenced in Second Quarter 2008.
Total Operating Expenses
Our total operating expenses in 2008 was $18,482,666 as compared to $15,788,677 for 2007 or an increase of $2,693,989 or 17% as compared to 2007. Total operating expenses consisted of the following:

	For the Six Months
	Ended June 30,
	2008	2007

Telesales business segment	$15,676,718	$15,788,677
Atiam business segment	2,805,948	—

Total	$18,482,666	$15,788,677

Telesales’ operating expenses consisted of the following:

	For the Six Months
	Ended June 30,
	2008	2007

Salaries, commission and related taxes	$8,318,708	$7,915,624
Lead, advertising and other marketing	3,060,970	3,795,653
Depreciation and amortization	1,041,869	1,113,084
Rent, utilities, telephone and communications	1,402,516	1,264,452
Professional fees	746,742	893,728
Loss on impairment of property and equipment	88,922	—
Loss on impairment of intangible asset	295,633	—
Other general and administrative	721,358	806,136

Total	$15,676,718	$15,788,677

•	Salaries, commissions and related taxes in 2008 included approximately $1.6 million of non-recurring charges pertaining to the departure of certain executives and a director, together with expenses related to the Company’s closing of its New York office.

•	Rent, utilities, telephone and communications in 2008 included $89,772 related to the non-cancelable lease for the Company’s former New York sales office, which is net present value of the Company’s future lease payments due under the remaining lease term plus management’s estimate of utility payments, which is estimated to be $1 million, less management’s estimate of potential future sub-lease revenue, which is estimated to be $0.9 million.

•	During the first quarter of 2008 Telesales closed its sales office located in New York. As of March 31, 2008, we determined that all furniture and lease-hold improvements located at the New York sales office were impaired as a result of the office closure. During the first quarter of 2008 the Company recorded $88,922 expense to write-down the value of these assets to their net realizable value.

•	During the first quarter of 2008 we determined that the portion of license fee paid by Telesales for a commission system together with capitalized costs incurred to implement the commission system was impaired as a result of the absence of definitive plans to implement this system for internal use in Telesales. The Company recorded a $295,633 expense in the First Quarter of 2008 to write-off the value of this asset.

Atiam’s operating expenses consisted of the following:

	For the Six Months
	Ended June 30,
	2008	2007
Salaries, commission and related taxes	$1,636,992	$—
Lead, advertising and other marketing	8,528	—
Depreciation and amortization	281,561	—
Rent, utilities, telephone and communications	99,163	—
Professional fees	450,366	—
Other general and administrative	329,338	—

Total	$2,805,948	$—

Other income (expenses)
Interest income was attributable to interest-bearing cash deposits resulting from the capital raised in private placements. The decrease in interest income is the result of a decline in interest rates and to a lesser extent a decline in cash balances.
Interest expense pertains to imputed interest on certain employee obligations.
Net loss
As a result of these factors described above, we reported a net loss of $5,663,689 or $0.15 loss per share in 2008 as compared to a net loss of $5,975,637 or $0.19 loss per share in 2007.

Results of Operations for Telesales Business Segment
Revenues
In 2008 we earned revenues of $10,137,666 compared to $9,656,408 in 2007, an increase of $481,258 or 5%. The primary reason for the increase in revenues the increase in commission revenue on inforce customers of the Telesales segment. Revenues include the following:

	For the Six Months
	Ended June 30,
	2008	2007
Commission revenue from carriers excluding periodic bonuses and ISG	$8,873,607	$7,671,995
Periodic bonus revenue from carriers	82,457	512,613
ISG commission revenue	791,071	975,863
Lead sale revenue	287,495	495,937
Insurint technology fees	50,000	—
Sub-lease and other revenue	53,037	—

Total	$10,137,667	$9,656,408

•	In 2008 we earned commission revenue from carriers excluding periodic bonuses and ISG revenues of $8,873,606 as compared to $7,671,995 in 2007.
•	We had 63 licensed insurance agent employees at June 30, 2008 as compared to 96 at June 30, 2007 and 118 at December 31, 2007.

•	In early March 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 34 licensed sales agents and eliminated eight open licensed sales positions, which were vacated subsequent to December 31, 2007.
•	In 2008 we earned periodic bonuses from carriers of $82,457 as compared to $512,613 in 2007. The Telesales segment receives bonuses from certain carriers, which are based primarily on the Telesales segment’s sales performance and criteria established by carriers and generally do not extend beyond the current calendar year. Accordingly we cannot determine what criteria, if any, may be offered by its carriers pertaining to bonuses beyond the current calendar year.

•	In 2008 we earned revenue of $791,071 relating to ISG as compared to $975,863 in 2007. ISG revenue declined as a result of excess lapsation of inforce business that was caused by significant rate increases implemented by a carrier no longer actively sold by the Telesales segment, and to a lesser extent reduced commission rates earned by the Telesales segment on new and inforce business.

•	In 2008 we earned revenues of $287,495 relating to the sale of leads to third parties as compared to $495,937 in 2007. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reason for the decrease in lead sales revenue is a decrease in lead cost spending, which results in a reduced number of leads available for sale and to a lesser extent better targeting of leads purchased, which results in fewer leads available for resale.

•	In 2008 we earned revenues of $50,000 relating to Insurint technology fees. The Company’s Insurint subsidiary provides a proprietary, professional-grade, web based agent portal to support and assist insurance agents in the business of marketing and selling health insurance and related products. Insurint’s technology fees commenced in Second Quarter 2008.
Total Operating Expenses
The Telesales segment’s total operating expenses in 2008 was $15,676,718 as compared to $15,788,677 in 2007 for a decrease of $111,959 or 1% as compared to 2007. Total operating expenses consisted of the following:
•	Salaries, commission and related taxes consisted of the following:

	For the Six Months Ended June 30,
	2008	2007
Salaries, wages and bonuses	$4,566,363	$4,764,389
Share based employee and director compensation	1,371,632	815,213
Commissions to employees	1,118,305	1,303,838
Commissions to non-employees	201,816	209,638
Employee benefits	193,406	218,207
Payroll taxes	449,392	461,845
Severance and other compensation	374,009	74,328
Directors’ compensation	43,785	68,166

Total	$8,318,708	$7,915,624

•	Salaries and wages were $4,566,363 in 2008 as compared to $4,764,389 in 2007, a decrease of $198,026 or 4%.
•	This decrease is the result of the reduced personnel employed by the Telesales segment.

•	The Telesales segment had 164 employees at June 30, 2008 as compared to 220 at June 30, 2007 and 253 at December 31, 2007.

•	In early March of 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 47 employees and eliminated 16 open positions, which were vacated subsequent to December 31, 2007.
•	Share based employee and director compensation expense was $1,371,632 in 2008 as compared to $815,213 in 2007.
•	The increase in 2008 as compared to 2007 was the result of an option grant to Mr. Clemens and to a lesser extent stock granted to directors.

•	Share based employee and director compensation consists of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.
•	Commissions to employees were $1,118,305 in 2008 as compared to $1,303,838 in 2007. This decrease was the result of a decrease in sales that resulted in lower sales commission expense.

•	Commissions to non employees were $201,816 in 2008 as compared to $209,638 in 2007. We pay commissions to non employee ISG agents.

•	Employee benefits expense was $193,406 in 2008 as compared to $218,207 in 2007. The Company’s employee benefit cost consists of the company paid portion of group medical, dental and life insurance coverage and partial Company matching of employee contributions to a 401(k) plan.

•	Payroll taxes expense was $449,392 in 2008 as compared to $461,845 in 2007. The decrease was the result of lower salaries, wages, bonuses and commissions to employees.

•	Severance and other compensation expense was $374,009 in 2008 as compared to $74,328 in 2007. The increase was the result of accrued severance for Ivan Spinner.
•	Lead, advertising and other marketing was $3,060,970 in 2008 as compared to $3,795,653 in 2007, a decrease of $734,683 or 19% due to decrease in the number of leads purchased in 2008 compared to 2007.

•	Depreciation and amortization expense consisted of the following:

	For the Six Months Ended June 30,
	2008	2007
Amortization of intangibles acquired as a result of the ISG acquisition	$565,365	$663,900
Amortization of software and website development	87,272	136,497
Amortization of internet domain name	26,867	26,867
Depreciation expense	362,365	285,820

Total	$1,041,869	$1,113,084

•	In 2008 we incurred amortization expense of $565,365 as compared to $663,900 for the intangible assets acquired from ISG. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized over five years in proportion to expected future value and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.

•	In 2008 we incurred amortization expense of $87,272 compared to $136,497 in 2007 for software and website development.

•	In 2008 we incurred depreciation expense of $362,365 as compared to $285,820 in 2007. The increase pertains to the impairment of furniture and equipment located at the Company’s former New York sales office.

•	Rent, utilities, telephone and communications expenses consisted of the following:

	For the Six Months Ended June 30,
	2008	2007
Rent, utilities and other occupancy	$1,045,847	$879,091
Telephone and communications	356,669	385,361

Total	$1,402,516	$1,264,452

•	In 2008 we had increases in rent, utilities and other occupancy as compared to 2007. During the first quarter of 2008 the Company closed its sales office located in New York. The Company anticipates subleasing its office space subject to the approval of the building’s owner. Effective June 30, 2008, the Company has accrued $89,772 related to the non-cancelable lease for the abandoned facilities, which is net present value of the Company’s future lease payments due under the remaining lease term plus management’s estimate of utility payments, which is estimated to be $1 million, less management’s estimate of potential future sub-lease revenue, which is estimated to be $0.9 million.
•	In 2008 we incurred professional fees of $746,742 as compared to $893,728 in 2007. The decrease was primarily attributable to lower legal fees, technology outsourcing fees and recruiting fees.

•	During the first quarter of 2008 Telesales closed its sales office located in New York. As of March 31, 2008, we determined that all furniture and lease-hold improvements located at the New York sales office were impaired as a result of the office closure. During the first quarter of 2008 the Company recorded $88,922 expense to write-down the value of these assets to their net realizable value.

•	During the first quarter of 2008 we determined that the portion of license fee paid by Telesales for a commission system together with capitalized costs incurred to implement the commission system was impaired as a result of the absence of definitive plans to implement this system for internal use in Telesales. The Company recorded a $295,633 expense in the First Quarter of 2008 to write-off the value of this asset.

•	Other general and administrative expenses consisted of the following:

	For the Six Months Ended June 30,
	2008	2007
Licensing and appointment fees	$187,618	$210,605
Travel and entertainment	78,621	166,710
Office expense	335,859	367,183
Other	119,262	61,638

Total	$721,360	$806,136

•	We incur licensing and appointment costs associated with the licensing of our employee insurance agents. The reduction in licensing cost is the result of the reduction in licensed employees.

•	In 2008 we had a decrease in travel and entertainment and office expense as compared to 2007 due to the closing of the New York sales office.

•	In Second Quarter 2008 we incurred other expense of $120,126 as compared to $49,041 in Second Quarter 2007. The increase was attributable to bad debt expense pertaining to certain ISG agents.

Loss from operations
As a result of these factors described above, we reported a loss from operations of $5,539,051 in 2008 as compared to a loss from operations of $6,132,269 in 2007 in the Telesales business segment.
Results of Operations for the Atiam Business Segment
Revenues
For 2008 we earned revenues of $2,644,790, which consisted of the following:

	For the Six Months
	Ended June 30,
	2008	2007

Consulting and implementation services	$1,798,821	$—
ASP revenue	541,969	—
Sales of software licenses	115,000	—
Maintenance revenue	189,000	—

Total	$2,644,790	$—

In 2008, we earned revenues from seven clients as follows:

	For the Six Months
	Ended June 30,
	2008	2007

Client 1	$1,164,937	$—
Client 2	412,247	—
Client 3	362,343	—
Client 4	321,112
Clients 5, 6, 7	384,151

	$2,644,790	$—

•	Consulting and implementation services are from four InsPro clients. Two clients are implementing a software licensed application of InsPro, which are anticipated for completion in 2008, whereas the remaining two clients are implementing ASP InsPro applications, which are also anticipated to be completed in 2008. Implementation services provided to these clients included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•	In 2008 we earned ASP revenue from five InsPro clients.

•	In 2008 we earned software license revenue from a single InsPro client.

•	In we earned maintenance revenues from two clients.

Total Operating Expenses
The Atiam business segment’s total operating expenses in 2008 was $2,805,946 and consisted of the following:
•	Salaries, commission and related taxes consisted of the following:

	For the Six Months Ended June 30,
	2008	2007
Salaries, wages and bonuses	$1,433,330	$—
Employee benefits	91,690	—
Payroll taxes	111,972	—

Total	$1,636,992	$—

•	The Atiam business segment had 24 employees at June 30, 2008.

•	Effective in First Quarter 2008 Atiam business segment employees are covered by our employee benefit program.
•	Lead, advertising and other marketing was $8,528 in 2008 and consisted of marketing and conference fees.

•	Depreciation and amortization expense consisted of the following:

	For the Six Months Ended June 30,
	2008	2007
Amortization of intangibles acquired as a result of the Atiam acquisition	$234,041	$—
Depreciation expense	47,520	—

Total	$281,561	$—

•	In 2008 we incurred amortization expense of $234,041 for the intangible assets acquired from Atiam. The Atiam acquisition was effective October 1, 2007. Intangible assets acquired from Atiam were assigned the following values:
•	value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years

•	value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years

•	employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.
•	In 2008 we incurred depreciation expense of $47,520 primarily from assets acquired from Atiam.

•	In 2008 we incurred rent, utilities, telephone and communications expense, which consisted of the following:

	For the Six Months Ended June 30,
	2008	2007
Rent, utilities and other occupancy	$67,017	$—
Telephone and communications	32,146	—

Total	$99,163	$—

•	In 2008 we incurred professional fees of $452,491 which pertains primarily to outsourced system development costs and to a lesser extent employee recruiting services.

•	In 2008 we incurred other general and administrative expenses, which consisted of the following:

	For the Six Months Ended June 30,
	2008	2007

Office expenses	$1,995	$—
Travel and entertainment	67,335	—
Computer processing, hardware, software and other	260,006	—

Total	$329,336	$—

•	We incur travel and entertainment expense in connection with marketing, sales and implementation of InsPro at client locations.

•	We incur computer processing fees associated with ASP hosting services. Atiam has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee. This third party provides Atiam with hosting services for our client’s ASP production and test environments.

•	We incur computer hardware and software cost, which consists of equipment rental and software licensing and maintenance expenses.

Loss From Operations
As a result of these factors described above, we reported a loss from operations of $161,155 in 2008 in the Atiam business segment.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2008, we had a cash balance of $5,781,065 and working capital of $(1,555,034).
On June 30, 2008, we entered into a Securities Purchase Agreements (the “2008 Purchase Agreements”) with certain institutional investors (collectively, the “2008 Investors”) and completed a private placement (the “2008 Private Placement”) of an aggregate of 6,250,000 shares of our Common Stock and warrants to purchase 6,250,000 shares of our Common Stock. Pursuant to the 2008 Purchase Agreement we sold investment units (each, a “2008 Unit”) at a per Unit purchase price equal to $0.80. Each 2008 Unit sold in the 2008 Private Placement consisted of one share of Common Stock and a Warrant to purchase one share of Common Stock at an initial exercise price of $0.80 per share, subject to adjustment (the “2008 Warrant”). The gross proceeds from the 2008 Private Placement were $5,000,000 and we incurred $45,238 of legal and other expenses in connection with the 2008 Private Placement. We intend to use the net proceeds of the Private Placement for working capital purposes.
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

Net cash used by operations was $4,548,025 in 2008 as compared to net cash used by operations of $1,409,245 in 2007. In 2008 we used cash to fund our net loss of $5,663,693 and:
•	Decreases in unearned commission advances of $2,310,699 relating to decreased commission payments from certain of the Company’s insurance carriers that advance the Company future commission revenue. The Company has agreements with certain of its insurance carriers whereby the Company’s insurance carriers advance the Company first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. These advance agreements represent a material source of cash to fund the Company’s operations. The Company’s advance agreement with its largest insurance carrier is contractually limited to a maximum of $9,000,000, can be terminated by either party, and in the event of termination the Company’s outstanding advance balance can be called by the insurance carrier with 7 days written notice. As of June 30, 2008 the Company’s outstanding advance balance with this carrier was $4,725,837. The Company’s advance agreement with its second largest insurance carrier allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of June 30, 2008 the Company’s outstanding advance balance with this carrier was $586,779. During the third quarter of 2007, the Company began receiving advances of first year premium commissions before the commissions are earned from its third largest insurance carrier. The Company’s understanding pertaining to the advance from this carrier is that the carrier may terminate future advances and demand repayment of the outstanding unearned commission advance balance if certain performance standards are not met. The Company and this insurance carrier are working together on reaching an agreement pertaining to these advances. As of June 30, 2008 the Company’s outstanding advance balance with this carrier was $620,907.

•	Payment of $157,288 of income tax liabilities assumed as a result of our acquisition of Atiam in 2007.

•	Decreases in accounts receivable of $419,653 in 2008, which is the result of decreased commission payments from certain of the Company’s insurance carriers that advance the Company future commission revenue.
In addition to cash used in operating activities we incurred $3,079,617 of non cash expenses and impairments in 2008, which were included in our net loss, including:
•	Recorded stock-based compensation and consulting expense of $1,371,632 and $835,688 in 2008 and 2007, respectively.

•	Recorded depreciation and amortization expense of $1,323,430 and $1,113,084 in 2008 and 2007, respectively.

•	As of March 31, 2008, we determined that all furniture and lease-hold improvements located at our former New York sales office were impaired as a result of the office closure. We recorded $88,922 expense to write-down the value of these assets to their net realizable value.

•	As of March 31, 2008, we determined that the portion of license fee paid by Telesales for a commission system together with capitalized costs incurred to implement the commission system was impaired as a result of the absence of definitive plans to implement this system for internal use in Telesales. We recorded a $295,633 expense in 2008 to write-off the value of this asset.
Net cash used by investing activities in 2008 was $502,147 as compared to $613,848 in 2007. Investing activities pertain to internal development of software for internal and external use and the purchase of property and equipment supporting current and future operations.

Net cash provided by financing activities in 2008 was $5,043,652 as compared to $10,748,510 in 2007.
•	In First Quarter 2008 we completed a private placement with certain institutional accredited investors and issued 6,250,000 shares of our common stock and warrants to purchase 6,250,000 shares of our Common Stock. Our gross proceeds were $5,000,000 and we incurred $70,238 of legal and other expenses in connection with the 2008 Private Placement.

•	In First Quarter 2007 we completed a private placement with certain institutional and individual accredited investors and issued 5,000,000 shares of our Common Stock, par value $0.001 per share and warrants to purchase 2,500,000 shares of our Common Stock. Gross proceeds were $11,250,000 and placement and other fees paid in connection with the 2007 private placement were $895,240.

•	In 2008 the Company’s Atiam business segment has entered into several capital lease obligations to purchase equipment used for operations.
Off-Balance Sheet Arrangements
We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.
The letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account, which as of June 30, 2008, had a balance of $1,150,000. This money market account is on deposit with the issuer of the letters of credit and is classified as restricted cash on our balance sheet. The terms of the money market account allow us to receive interest on the principal but prohibits us from withdrawing the principal for the life of the letters of credit.
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

Date: August 14, 2008	HEALTH BENEFITS DIRECT CORPORATION
	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
Chief Financial Officer and Chief Operating Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Principal Executive Officer’s Section 1350 Certification †

32.2	Chief Financial Officer’s Section 1350 Certification †

*	Filed herewith.

†	Furnished herewith.