Form 10-Q
period 2008-09-30
HEALTH BENEFITS DIRECT CORP
filed 2008-11-19
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-123081

HEALTH BENEFITS DIRECT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	98-0438502 (I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of November 14, 2008, there were 41,354,645 outstanding shares of common stock, par value $0.001 per share, of the registrant.

HEALTH BENEFITS DIRECT CORPORATION
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30, 2008	December 31, 2007
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash	$2,329,206	$5,787,585
Accounts receivable, less allowance for doubtful accounts $0 and $59,106	1,167,669	1,720,014
Tax receivable	31,290	—
Deferred compensation advances	116,246	578,372
Prepaid expenses	241,848	182,087
Other current assets	10,444	22,285

Total current assets	3,896,703	8,290,343

Restricted cash	1,150,000	1,150,000
Property and equipment, net of accumulated depreciation $1,458,982 and $1,115,562	1,206,668	1,592,480
Intangibles, net of accumulated amortization $4,310,793 and $3,108,771	3,725,003	5,095,960
Other assets	185,514	165,871

Total assets	$10,163,888	$16,294,654

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$704,735	$1,483,064
Accrued expenses	1,375,049	1,406,641
Current portion of capital lease obligations	60,869	14,707
Sub-tenant security deposit	7,301	—
Due to related parties	—	28,500
Unearned commission advances	4,216,917	8,450,585
Deferred revenue	60,000	209,125
Income tax payable	—	157,288

Total current liabilities	6,424,871	11,749,910

LONG TERM LIABILITIES:
Capital lease obligations	167,597	44,241

Total long term liabilities	167,597	44,241

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.001 par value; 90,000,000 shares authorized; 41,354,645 and 34,951,384 shares issued and outstanding	41,354	34,951
Additional paid-in capital	43,335,620	36,868,409
Accumulated deficit	(39,805,554)	(32,402,857)

Total shareholders’ equity	3,571,420	4,500,503

Total liabilities and shareholders’ equity	$10,163,888	$16,294,654

(1)	Derived from audited financial statements.
See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$5,716,019	$5,048,139	$18,498,476	$14,704,547

Operating expenses:
Salaries, commission and related taxes	4,048,406	4,413,794	14,004,106	12,329,418
Lead, advertising and other marketing	838,298	2,177,789	3,907,796	5,973,442
Depreciation and amortization	628,221	518,098	1,951,651	1,631,182
Rent, utilities, telephone and communications	636,058	669,847	2,137,737	1,934,299
Professional fees	762,892	383,617	1,960,000	1,277,345
Loss on impairment of property and equipment	—	—	88,922	—
Loss on impairment of intangible asset	—	—	295,633	—
Other general and administrative	451,467	476,990	1,502,163	1,283,126

	7,365,342	8,640,135	25,848,008	24,428,812

Loss from operations	(1,649,323)	(3,591,996)	(7,349,532)	(9,724,265)

Other income (expense):
Loss on disposal of property and equipment	(92,374)	(2,592)	(92,374)	(2,592)
Interest income	14,384	107,317	67,119	279,964
Interest expense	(11,699)	(5,810)	(27,910)	(21,825)

Total other income (expense)	(89,689)	98,915	(53,165)	255,547

Net loss	$(1,739,012)	$(3,493,081)	$(7,402,697)	$(9,468,718)

Net loss per common share:
Net loss per common share — basic and diluted	$(0.04)	$(0.10)	$(0.19)	$(0.29)

Weighted average common shares outstanding — basic and diluted	41,354,645	34,098,971	39,248,333	32,378,934

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)

	Common Stock, $.001
	Par Value				Total
	Number of		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance — December 31, 2007	34,951,384	$34,951	$36,868,409	$(32,402,857)	$4,500,503
Common stock issued in private placement	6,250,000	6,250	4,923,512	—	4,929,762
Common stock issued to directors as compensation	174,010	174	167,814	—	167,988
Return of restricted stock from employees in payment of withholding tax	(20,749)	(21)	(27,368)	—	(27,389)
Amortization of deferred compensation	—	—	1,403,253	—	1,403,253
Net loss for the period	—	—	—	(7,402,697)	(7,402,697)

Balance — September 30, 2008	41,354,645	$41,354	$43,335,620	$(39,805,554)	$3,571,420

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(7,402,697)	$(9,468,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,951,651	1,631,182
Stock-based compensation and consulting	1,571,243	1,144,845
Loss on impairment of property and equipment	88,922	—
Loss on impairment of intangible assets	295,633	—
Loss on disposal of property and equipment	92,374	—
Provision for bad debt	63,851	(9,026)
Changes in assets and liabilities:
Accounts receivable	488,490	227,675
Tax receivable	(31,290)	—
Deferred compensation advances	462,126	(90,122)
Prepaid expenses	(59,761)	(131,428)
Other current assets	11,841	(11,398)
Other assets	(19,643)	(29,019)
Accounts payable	(778,329)	116,833
Accrued expenses	(56,592)	(83,224)
Sub-tenant security deposit	7,301	—
Due to related parties	(28,500)	(63,672)
Unearned commission advances	(4,233,668)	3,619,793
Deferred revenue	(149,125)	—
Income tax payable	(157,288)	—

Net cash used in operating activities	(7,883,461)	(3,146,279)

Cash Flows From Investing Activities:
Purchase of property and equipment	(409,352)	(451,147)
Proceeds from the sale of property and equipment	27,000	—
Purchase of intangible assets and capitalization of software development	(291,847)	(593,875)

Net cash used in investing activities	(674,199)	(1,045,022)

Cash Flows From Financing Activities:
Gross proceeds from capital leases	193,498	—
Payments on capital leases	(23,979)	—
Gross proceeds from sales of common stock	5,000,000	11,250,000
Gross proceeds from exercise of warrants	—	393,750
Placement and other fees paid in connection with offering	(70,238)	(895,240)

Net cash provided by financing activities	5,099,281	10,748,510

Net increase (decrease) in cash	(3,458,379)	6,557,209

Cash — beginning of the year	5,787,585	2,311,781

Cash — end of the period	$2,329,206	$8,868,990

Supplemental Disclosures of Cash Flow Information Cash payments for income taxes	$188,578	$—

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.
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
September 30, 2008
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
Accounts receivable
The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2008, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0.
Accounts receivable from the Company’s largest Atiam client as measured by receivable balance accounted for 26% of the Company’s total accounts receivable balance at September 30, 2008. Accounts receivable from the Company’s largest insurance carrier as measured by earned revenue accounted for 24% of the Company’s total accounts receivable balance at September 30, 2008.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Fair value of financial instruments
The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of September 30, 2008 and December 31, 2007, because of the relatively short-term maturity of these instruments and their market interest rates.
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
September 30, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The Company’s Atiam segment capitalized certain costs valued in connection with developing or obtaining software for external use in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. These costs, which consist of direct technology labor costs, are capitalized subsequent to the establishment of technological feasibility and until the product is available for general release. Both prior and subsequent costs relating to the establishment of technological feasibility are expensed as incurred. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a straight-line basis over the estimated useful lives of the products not to exceed two years, beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of the capitalized software development costs should be revised or the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of its software products, as defined by the estimated future revenue from the products less the estimated future costs of completing and disposing of the products, compared to the unamortized capitalized costs of the products. As of September 30, 2008, management believes no revisions to the remaining useful life or additional write-downs of capitalized software development costs are required because the net realizable value of its software products exceeds the unamortized capitalized costs. Management’s estimates about future revenue and costs associated with its software products are subject to risks and uncertainties related to, among other things, market and industry conditions, technological changes, and regulatory factors. A change in estimates could result in an impairment charge related to capitalized software costs.
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
During the first quarter of 2008, the Company closed its sales office located in New York. As of March 31, 2008, the Company determined that all furniture and lease-hold improvements located at the New York sales office were impaired as a result of the office closure. The Company recorded $88,922 expense to write-down the value of these assets to their net realizable value. During the third quarter of 2008 the Company sold all furniture and equipment located at the New York office and realized a loss of $92,374.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
Loss per common share
In accordance with SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents at September 30, 2008 include the following:

Options	5,026,500
Warrants	17,524,186

22,550,686

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
September 30, 2008
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
September 30, 2008
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
September 30, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Concentrations of credit risk
The Company maintains its cash and restricted cash in bank deposit accounts, which, at times, exceed the federally insured limits of $100,000 per account as of September 30, 2008. At September 30, 2008, the Company had approximately $3,179,000 in United States bank deposits, which exceeded federally insured limits. Effective October 3, 2008 through December 31, 2009, federally insured limits have been increased from $100,000 to $250,000 per account. The Company has not experienced any losses in such accounts through September 30, 2008.
During the nine months ended September 30, 2008, approximately 38% and 16% of the Company’s revenue was earned from each of the Company’s two largest insurance carriers. Management believes that comparable carriers and products are available should the need arise. However, a termination of any of the Company’s agreements with any of these carriers could result in the loss or reduction of future sales, and, in certain cases, future commissions for pre-termination sales.
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
September 30, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
At September 30, 2008, the Company does not believe that it is probable that the Company will incur a penalty in connection with the registration rights agreement, which we entered into on March 31, 2008 in connection with the 2008 private placement. Accordingly no liability was recorded as of September 30, 2008.
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
September 30, 2008
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
In March 2008, the FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands the disclosure requirements of FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities,” with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity sues derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this statement will have no impact on the consolidated financial statements of the Company once adopted.
In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the adoption of SFAS 162 will have a material impact on the Company’s consolidated financial statements.
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
September 30, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In October 2008 the FASB issued FASB Staff Position SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP”). This FSP clarifies the application of SFAS No. 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective October 10, 2008 and must be applied to prior periods for which financial statements have not been issued. The application of this FSP did not have a material impact to our consolidated financial statements.
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
September 30, 2008
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

$5,154,329

Intangible assets acquired from ISG were assigned the following values: value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value; value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized over five years in proportion to expected future value; and value of an employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over the contractual period, which is a weighted average expected useful life of 3.1 years. Intangible assets acquired from ISG had the following unamortized values as of September 30, 2008: value of purchased commission override revenue of $262,295; value of acquired carrier contracts and agent relationships of $1,188,722; and value of an employment and non-compete agreement acquired of $127,615.
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
September 30, 2008
Note 3 — ACQUISITION OF ATIAM
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
September 30, 2008
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

$3,080,744

Intangible assets acquired from Atiam were assigned the following values: value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years; value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years; and employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years. Intangible assets acquired from Atiam had the following unamortized values as of September 30, 2008: value of client contracts and relationships other than license of $871,377; value of purchased software for sale and licensing value of $515,377; and employment and non-compete agreements acquired of $242,655.
The estimated purchase price, estimated purchase price allocation and estimated useful lives of intangible assets acquired are preliminary and the final purchase accounting adjustments may differ from aforementioned.
The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of Atiam occurred at January 1, 2007.

For the Nine
Months Ended
September 30,
2007

Revenues, net	$17,704,858
Net loss	(9,357,532)
Net loss per common share — basic and diluted	$(0.28)

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful Life	At September 30,	At December 31,
	(Years)	2008	2007
Computer equipment and software	3	$1,282,878	$967,347
Phone equipment and software	3	726,535	726,535
Office equipment	4.6	57,066	89,485
Office furniture and fixtures	6.7	388,934	575,450
Leasehold improvements	9.8	210,237	349,225

		2,665,650	2,708,042
Less accumulated depreciation		(1,458,982)	(1,115,562)

		$1,206,668	$1,592,480

For the three months ended September 30, 2008 and 2007, depreciation expense was $174,597 and $152,608, respectively. For the nine months ended September 30, 2008 and 2007, depreciation expense was $584,482 and $438,417, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consisted of the following:

	Useful Life
	(Years)	At September 30,	At December 31,
	Weighted average	2008	2007
ISG intangible assets acquired	4.7	$4,964,337	$4,964,338
Atiam intangible assets acquired	4.7	2,097,672	2,097,672
Software development costs for internal use	2.6	638,291	981,521
Software development costs for external marketing	2.0	174,296	—
Internet domain	3.0	161,200	161,200
(www.healthbenefitsdirect.com)

		8,035,796	8,204,731
Less: accumulated amortization		(4,310,793)	(3,108,771)

		$3,725,003	$5,095,960

For the three months ended September 30, 2008 and 2007, amortization expense was $453,624 and $365,490, respectively. For the nine months ended September 30, 2008 and 2007, amortization expense was $1,367,169 and $1,192,765 respectively.
Amortization expense subsequent to the period ended September 30, 2008 is as follows:

2008	$441,518
2009	1,541,531
2010	1,028,646
2011	453,258
2012	260,050

$3,725,003

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
NOTE 6 — UNEARNED COMMISSION ADVANCES
The Company has agreements with certain of its insurance carriers whereby the Company’s insurance carriers advance the Company first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. These advance agreements represent a material source of cash to fund the Company’s operations. Unearned commission advances are recognized as commission revenue after we receive notice that the insurance company has received payment of the related premium. In the event that the insurance company does not receive payment of the related premium pertaining to a commission advance the insurance company generally deducts the unearned commission advance from its commission payments to the Company. The Company’s advance agreement with its largest insurance carrier is contractually limited to a maximum of $9,000,000, can be terminated by either party at any time, and in the event of termination the Company’s outstanding advance balance (including interest, if any) can be called by the insurance carrier with seven days written notice. As of September 30, 2008 the Company’s outstanding advance balance with this carrier was $3,427,075. The Company’s advance agreement with its second largest insurance carrier allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of September 30, 2008 the Company’s outstanding advance balance with this carrier was $388,793. During the third quarter of 2007, the Company began receiving advances of first year premium commissions before the commissions are earned from its third largest insurance carrier. Effective October 1, 2008 this carrier amended its commission advance agreement with the Company whereby the Company will receive advances on policies issued and effective on or after October 1, 2008. However, the insurance carrier will deduct the unearned commission advance balance as of September 30, 2008, which was $243,462, from its commission payments to the Company during the fourth quarter of 2008.
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
September 30, 2008
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
September 30, 2008
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
On April 1, 2008, the Company issued 99,010 restricted shares of its Common Stock to Mr. Edmond Walters upon the effective date of his becoming a Director of the Company in accordance with the Company’s Non Employee Director Compensation Plan and the Company’s 2006 Omnibus Equity Compensation Plan. Mr. Walters was granted shares valued at $100,000 in aggregate based on the $1.01 closing price of our Common Stock on the OTCBB on April 1, 2008, and will vest as follows: 33,003 shares on April 1, 2008; 33,003 additional shares on April 1, 2009; 33,004 shares on April 1, 2010. Pursuant to the Company’s 2006 Omnibus Equity Compensation Plan Mr. Walters has voting, dividend and distribution rights pertaining to his unvested shares but he is restricted from selling or otherwise disposing of his restricted shares until vesting occurs.
Stock Options
On March 31, 2008, the board of directors of the Company adopted the Company’s 2008 Equity Compensation Plan, which plan is not subject to Shareholder approval. An aggregate of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 2008 Equity Compensation Plan in addition to any authorized and unissued shares of common stock available for issuance under the Company’s 2006 Omnibus Equity Compensation Plan. The purpose of the Plan is to provide a comprehensive compensation program to attract and retain qualified individuals to serve as directors. The Company is authorized to award cash fees and issue non-qualified stock options under the Plan. The Plan is administered by the Company’s board of directors or the compensation committee established by the board. As of September 30, 2008 there were no options granted under the 2008 Equity Compensation Plan.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
During 2008, 375,500 options granted under the 2006 Omnibus Equity Compensation Plan were forfeited as a result of the resignation of a director and the termination of the employment of various employees in accordance with the terms of the stock options.
The Company recorded in salaries, commission and related taxes $1,571,243 and $1,144,845 pertaining to director and employee stock options, restricted and unrestricted stock grants in the nine months ended September 30, 2008 and 2007, respectively.
A summary of the Company’s outstanding stock options as of and for the nine months ended September 30, 2008 and for the year ended December 31, 2007 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value
Outstanding at December 31, 2007	4,832,000	$2.23	$0.89
For the period ended September 30, 2008
Granted	570,000	1.01	0.57
Exercised	—	—	—
Forfeited	375,500	3.28	1.90

Outstanding at September 30, 2008	5,026,500	2.02	0.78

Outstanding and exercisable at September 30, 2008	4,508,131	$1.97	$0.64

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions for options granted during the three months ended September 30, 2008:

Expected volatility	67%
Risk-free interest rate	1.42%
Expected life in years	5
Assumed dividend yield	0%
The following information applies to options outstanding at September 30, 2008:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of Shares	Contractual	Exercise		Exercise
Price	Underlying Options	Life	Price	Number Exercisable	Price

$0.78	10,000	4.8	$0.78	—	$—
1.00	1,550,000	7.4	1.00	1,550,000	1.00
1.01	550,000	9.8	1.01	404,165	1.01
1.05	10,000	3.7	1.05	—	—
2.13	15,000	4.4	2.13	—	—
2.30	5,000	4.1	2.30	—	—
2.50	1,689,500	4.0	2.50	1,655,231	2.50
2.55	25,000	3.0	2.55	8,250	2.55
2.62	20,000	3.5	2.62	6,600	2.62
2.70	475,000	2.8	2.70	441,500	2.70
2.95	45,000	2.8	2.95	29,700	2.95
3.00	82,000	3.9	3.00	27,060	3.00
3.50	150,000	7.8	3.50	90,625	3.50
$3.60	400,000	2.8	$3.60	295,000	$3.60

	5,026,500			4,508,131

As of September 30, 2008, there were 6,000,000 shares of our common stock authorized to be issued under the 2006 Omnibus Equity Compensation Plan of which 159,490 shares of our common stock remain available for future stock option grants.
The total intrinsic value of stock options granted during the nine months ended September 30, 2008 was $323,147. The total intrinsic value of stock options outstanding and exercisable as of September 30, 2008 was $3,930,615 and $2,875,998 respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
Common Stock warrants
On March 31, 2008, in connection with the 2008 Private Placement the Company issued warrants to purchase 6,250,000 shares of its Common Stock at an exercise price of $0.80 per share to the participating investors in the 2008 Private Placement. The 2008 Warrants provide that the holder thereof shall have the right, at any time after March 31, 2008 but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a 2008 Call Event (as defined below) or (ii) the fifth anniversary of the date of issuance of the 2008 Warrant, to acquire shares of Common Stock upon the payment of $0.80 per Warrant Share (the “2008 Exercise Price”). The Company also has the right, at any point after which the volume weighted average trading price per share of the Common Stock for a minimum of 20 consecutive trading days is equal to at least two times the 2008 Exercise Price per share, provided that certain other conditions have been satisfied to call the outstanding 2008 Warrants (a “2008 Call Event”), in which case such 2008 Warrants will expire if not exercised within ten business days thereafter. The 2008 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of Common Stock or Common Stock equivalents below $0.80 during the first two years following the date of issuance of the Warrants.
Effective March 31, 2008, in connection with the 2008 Private Placement the Company adjusted the 2007 Warrants pursuant to the weighted average anti-dilution adjustment provisions of the 2007 Warrants. The exercise price of the 2007 Warrants was adjusted from $3.00 to $2.48 and the number of issued, exercisable and outstanding 2007 Warrants was adjusted from 2,500,000 to 3,024,186.
A summary of the status of the Company’s outstanding stock warrants granted as of September 30, 2008 and changes during the period is as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2007	10,750,000	$1.89

For the period ended September 30, 2008 Granted	6,250,000	0.80
Adjustment to warrants issued in 2007 for the issuance of warrants in 2008	524,186	2.48
Exercised	—	—

Outstanding at September 30, 2008	17,524,186	$1.45

Exercisable at September 30, 2008	17,524,186	$1.45

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
The following information applies to warrants outstanding at September 30, 2008:

Common
Stock	Exercise	Year of
Warrants	Price	Expiration

3,887,500	$1.50	2008
3,937,500	1.50	2009
75,000	1.50	2010
3,024,186	2.48	2012
350,000	2.80	2010
6,250,000	$0.80	2013

17,524,186

Outstanding warrants at September 30, 2008 have a weighted average remaining contractual life of 2.3 years.
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
September 30, 2008
Note 9 — CAPITAL LEASE OBLIGATIONS
The Company’s Atiam Business Segment has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.
Property and equipment includes the following amounts for leases that have been capitalized as of September 30, 2008:

	Useful Life (Years)

Computer equipment and software	3	$238,899

Phone System	3	15,011

		253,910

Less accumulated depreciation		(44,398)

		$209,512

Future minimum payments required under capital leases at September 30, 2008 are as follows:

2008	$21,808
2009	84,171
2010	83,813
2011	64,684
2012	23,965

Total future payments	278,441
Less amount representing interest	49,975

Present value of future minimum payments	228,466
Less current portion	60,869

Long-term portion	$167,597

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
NOTE 10 — DEFINED CONTRIBUTION 401(k) PLAN
The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) Plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the Plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $60,773 and $60,156 for the nine months ended September 30, 2008 and 2007.
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
September 30, 2008
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
Restricted Cash and Operating Leases
Effective during the first quarter of 2007, the letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account, which as of September 30, 2008 and December 31, 2007 had a balance of $1,150,000. This money market account is on deposit with the issuer of the letters of credit and is classified as restricted cash on the Company’s balance sheet. The terms of the money market account allow the Company to receive interest on the principal but prohibits the Company from withdrawing the principal for the life of the letters of credit.
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
On March 7, 2006, the Company entered into a sublease for approximately 13,773 square feet of office space located on the 7th floor at 1120 Avenue of the Americas, New York, New York (“Sublease Agreement”). The initial term of the Sublease Agreement commences in March 2006, and terminates on December 31, 2010. The monthly rent increases every 12 months, starting at approximately $303,000 per annum plus a proportionate share of landlord’s building expenses and ending at approximately $341,000 per annum plus a proportionate share of landlord’s building expenses. In connection with the Sublease Agreement, the Company provided a $151,503 letter of credit to the landlord as a security deposit for the Company’s obligations under the sublease. On May 15, 2006 the Company received the landlord’s consent, dated April 18, 2006, to the Sublease Agreement. In March of 2008 the Company closed its sales office located in New York. On April 17, 2008 the Company entered into a sub-lease agreement with a third party (“2008 Sublease Agreement”) whereby the third party will sub-lease the Company’s New York office space for the balance of the Company’s Sublease Agreement and pay the Company sub-lease payments essentially equal to the Company’s costs under the Sublease Agreement. The terms of the 2008 Sublease Agreement required the Company to make certain leasehold improvements. The third party commenced paying sub-sublease payments to the Company in September 2008.
The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $1,380,529 and $1,145,172 for the nine months ended September 30, 2008 and 2007, respectively.
Litigation
On August 7, 2008, a former employee of the Company (the “Plaintiff”) filed a putative collective action in the United States District Court for the Southern District of Florida, case no. 08-CV-61254-Ungaro-Simonton, alleging that the Company and a co-defendant, who is an officer of the Company, unlawfully failed to pay overtime to its insurance sales agents in violation of the Fair Labor Standards Act (“FLSA”). Plaintiff purported to bring claims on behalf of a class of current and former insurance sales agents who were classified as non-exempt by the Company and compensated at an hourly rate, plus commissions (“Agents”). On October 16, 2008, the Court conditionally certified a collective action under the FLSA covering all Agents who worked for the Company within the last three years. Plaintiff and all Agents who opt to participate in the collective action seek payment from the Company of compensation for all overtime hours worked at the rate of one and one-half times their regular rate of pay, liquidated damages, attorneys’ fees, costs, and interest. The Plaintiff has filed a motion for summary judgment as to liability, which is pending before the Court. The Company believes that these claims are without merit and intends to vigorously defend the litigation.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
On August 28, 2008, a former employee of the Company (the “Plaintiff”) filed a national class action complaint in the Seventeenth Judicial Circuit of Florida, Broward County, case no. 062008 CA 042798 XXX CE, alleging that the Company breached a contract with employees by failing to provide certain commissions and/or bonuses. The complaint also contains claims for an accounting and for declaratory relief relating to the alleged compensation agreement. Plaintiff purports to bring these claims on behalf of a class of current and former insurance sales agents. Plaintiff seeks payment from the Company of all commissions allegedly owed to him and the putative class, triple damages, attorneys’ fees, costs, and interest. The Company filed a motion to dismiss the complaint, which is set for hearing on November 13, 2008. The Company believes that these claims are without merit and intends to vigorously defend the litigation.
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
As of September 30, 2008 the Company has not taken delivery of the STP software or issued Common Stock in connection with the License Agreement.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
NOTE 12 — SEGMENT INFORMATION (continued)
Selected operating results and total asset information for each business segment was as follows:

	For the Nine Months			For the Nine Months
	Ended September 30, 2008			Ended September 30, 2007
	Telesales	Atiam	Total	Telesales	Atiam	Total
Revenue	$14,460,846	$4,037,630	$18,498,476	$14,704,547	—	$14,704,547
Gain (loss) from operations	$(6,851,725)	$(497,807)	$(7,349,532)	$(9,724,265)	—	$(9,724,265)

	September 30, 2008			December 31, 2007
Total assets	$6,439,869	$3,724,019	$10,163,888	$12,492,537	3,802,117	$16,294,654
NOTE 13 — SUBSEQUENT EVENTS
Reduction in Staffing
In October of 2008 the Company reduced its sales and sales support staff in its Florida office. The Company terminated 51 employees, including 22 agents. Management believes these reductions will result in the reduced expenses in excess of reduced revenue.
Subleasing of Company Office Space
Effective October 2008 the Company subleased a total of 21,900 square feet of the Company’s Deerfield Beach office to two unrelated parties through January 31, 2010. The Company will receive fixed sublease rental revenue. As part of the sublease the Company will provide certain facility support services to both unrelated parties at contractually determined rates and provide access to the Company’s telephone and data center technology at contractually determined rates to one of the unrelated parties. Sublease rental income and fees for facility support services and access to the Company’s telephone and data center technology will be recognized as revenue as earned.
Shareholder Approval of the Amendment and Restatement of the 2008 Equity Compensation Plan
Effective October 2, 2008 our shareholders approved an amendment and restatement of the Health Benefits Direct Corporation 2008 Equity Compensation Plan (the “2008 Plan”) to (i) permit the grant of incentive stock options, (ii) provide our compensation committee with the flexibility to make grants that qualify as “qualified performance-based compensation” within the meaning of section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), (iii) reflect the merger of the Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan (the “2006 Plan”) with and into the 2008 Plan, (iv) amend the adjustment provision to make clarifying changes and (v) specify the maximum number of shares authorized for issuance under the 2008 Plan.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain of the statements contained in this Quarterly Report on Form 10-Q, including in the “Management’s Discussion and Analysis or Plan of Operation (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results and costs associated with the Company’s operations and other similar statements. Various factors, including competitive pressures, market interest rates, changes in insurance carrier mix, regulatory changes, customer and insurance carrier defaults or insolvencies, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and insurance carriers, or the loss of one or more key insurance carrier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements.
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
RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007
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

Revenues
For the three months ended September 30, 2008 (“Third Quarter 2008”), we earned revenues of $5,716,019 compared to $5,048,139 for the three months ended September 30, 2007 (“Third Quarter 2007”), an increase of $667,880 or 13%. The reason for the increase in revenues is Atiam segment revenues. Telesales revenue declined due to decreased marketing and selling activity, which resulted in lower commission revenue from carriers and lower periodic bonuses from carriers. Revenues include the following:

	For the Three Months
	Ended September 30,
	2008	2007

Commission revenue from carriers excluding periodic bonuses and ISG	$3,759,924	$4,064,572
Periodic bonus revenue from carriers	12,341	340,864
ISG commission revenue	327,893	432,714
Lead sale revenue	103,798	209,989
Insurint technology fees	33,320	—
Sub-lease and other revenue	85,903	—

Telesales business segment	4,323,179	5,048,139

Consulting and implementation services	988,564	—
ASP revenue	287,276	—
Maintenance revenue	117,000	—

Atiam business segment	1,392,840	—

Total	$5,716,019	$5,048,139

•	In Third Quarter 2008 we earned commission revenue from carriers excluding periodic bonuses and ISG revenues of $3,759,924 as compared to $4,064,572 in Third Quarter 2007. The primary reasons for the decrease in revenues are decreased marketing and selling activity, which resulted in lower commission revenue from carriers and lower periodic bonuses from carriers.
•	We had 66 licensed insurance agent employees at September 30, 2008 as compared to 111 at September 30, 2007 and 118 at December 31, 2007. In early March of 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 34 licensed sales agents and eliminated eight open licensed sales positions, which were vacated subsequent to December 31, 2007.
•	In Third Quarter 2008 we earned periodic bonuses from carriers of $12,341 as compared to $340,864 in Third Quarter 2007. The Telesales segment receives bonuses from certain carriers, which are based primarily on the Telesales segment’s sales performance and criteria established by carriers and generally do not extend beyond the current calendar year. Accordingly we cannot determine what criteria, if any, may be offered by its carriers pertaining to bonuses beyond the current calendar year.

•	In Third Quarter 2008 we earned revenue of $327,893 relating to ISG as compared to $432,714 in Third Quarter 2007. ISG revenue declined as a result of both reduced new sales and the lapse of inforce business and reduced commission overrides earned on the Telesales segment on new and inforce business.

•	In Third Quarter 2008 we earned revenue of $103,798 relating to the sale of leads to third parties as compared to $209,989 in Third Quarter 2007. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reason for the decrease in lead sales revenue is a decrease in lead cost spending, which results in a reduced number of leads available for sale.

•	In Third Quarter 2008 we earned revenue of $33,320 relating to Insurint technology fees. The Company’s Insurint subsidiary provides a proprietary, professional-grade, web based agent portal to support and assist insurance agents in the business of marketing and selling health insurance and related products. Insurint’s technology fees commenced in Second Quarter 2008.

•	In Third Quarter 2008 we earned revenue of $85,903 relating to the sub-lease of a portion of our Florida office and our former New York sales office.

Total Operating Expenses
Our total operating expenses for Third Quarter 2008 was $7,365,342 as compared to $8,640,135 for Third Quarter 2007 for a decrease of $1,274,793 or 15% as compared to Third Quarter 2007. The primary reason for the decrease in operating expenses is the result of cost cutting initiatives in Telesales intended to increase our operating efficiency, which include closing our New York office and reducing the sales and support staff and lower lead costs in our Telesales segment. Total operating expenses consisted of the following:

	For the Three Months
	Ended September 30,
	2008	2007

Telesales business segment	$5,635,850	$8,640,135
Atiam business segment	1,729,492	—

Total	$7,365,342	$8,640,135

Telesales’ operating expenses consisted of the following:

	For the Three Months
	Ended September 30,
	2008	2007

Salaries, commission and related taxes	$3,142,958	$4,413,794
Lead, advertising and other marketing	834,335	2,177,789
Depreciation and amortization	449,346	518,098
Rent, utilities, telephone and communications	594,043	669,847
Professional fees	358,566	383,617
Other general and administrative	256,602	476,990

Total	$5,635,850	$8,640,135

•	In early March 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 47 employees and eliminated 16 open positions, which were vacated subsequent to December 31, 2007.

•	Lead, advertising and other marketing cost decreased as a result of reductions in sales staff and to a lesser extent marketing and sales efficiency improvements.

Atiam’s operating expenses consisted of the following:

	For the Three Months
	Ended September 30,
	2008	2007

Salaries, commission and related taxes	$905,448	$—
Lead, advertising and other marketing	3,963	—
Depreciation and amortization	178,875	—
Rent, utilities, telephone and communications	42,015	—
Professional fees	404,326	—
Other general and administrative	194,865	—

Total	$1,729,492	$—

Other income (expenses)
Loss on disposal of property and equipment of $92,374 was attributable to the sale of furniture and equipment, which was located at the Company’s former New York sales office.
Interest income was attributable to interest-bearing cash deposits resulting from the capital raised in private placements. The decrease in interest income is the result of a decline in interest rates and to a lesser extent a decline in cash balances.
Interest expense pertains to imputed interest on certain employee obligations.
Net loss
As a result of these factors discussed above, we reported a net loss of $1,739,012 or $0.04 loss per share in Third Quarter 2008 as compared to a net loss of $3,493,081 or $0.10 loss per share in Third Quarter 2007.

Results of Operations for Telesales Business Segment
Revenues
In Third Quarter 2008 we earned revenues of $4,323,179 compared to $5,048,139 for Third Quarter 2007, a decrease of $724,960 or 14%. The primary reasons for the decrease in revenues are decreased marketing and selling activity, which resulted in lower commission revenue from carriers and lower periodic bonuses from carriers. Revenues include the following:

	For the Three Months
	Ended September 30,
	2008	2007
Commission revenue from carriers excluding periodic bonuses and ISG	$3,759,924	$4,064,572
Periodic bonus revenue from carriers	12,341	340,864
ISG commission revenue	327,893	432,714
Lead sale revenue	103,798	209,989
Insurint technology fees	33,320	—
Sub-lease and other revenue	85,903	—

Total	$4,323,179	$5,048,139

•	In Third Quarter 2008 we earned commission revenue from carriers excluding periodic bonuses and ISG revenues of $3,759,924 as compared to $4,064,572 in Third Quarter 2007.
•	We had 66 licensed insurance agent employees at September 30, 2008 as compared to 111 at September 30, 2007. In early March 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 34 licensed sales agents and eliminated eight open licensed sales positions, which were vacated subsequent to December 31, 2007.
•	In Third Quarter 2008 we earned periodic bonuses from carriers of $12,341 as compared to $340,864 in Third Quarter 2007. The Telesales segment receives bonuses from certain carriers, which are based primarily on the Telesales segment’s sales performance and criteria established by carriers and generally do not extend beyond the current calendar year. Accordingly we cannot determine what criteria, if any, may be offered by its carriers pertaining to bonuses beyond the current calendar year.

•	In Third Quarter 2008 we earned revenue of $327,893 relating to ISG as compared to $432,714 in Third Quarter 2007. ISG revenue declined as a result of reduced new sales and the lapse of inforce business and reduced commission overrides earned on the Telesales segment on new and inforce business.

•	In Third Quarter 2008 we earned revenue of $103,798 relating to the sale of leads to third parties as compared to $209,989 in Third Quarter 2007. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reason for the decrease in lead sales revenue is a decrease in lead cost spending, which results in a reduced number of leads available for sale.

•	In Third Quarter 2008 we earned revenue of $33,320 relating to Insurint technology fees. The Company’s Insurint subsidiary provides a proprietary, professional-grade, web based agent portal to support and assist insurance agents in the business of marketing and selling health insurance and related products. Insurint’s technology fees commenced in Second Quarter 2008.

•	In Third Quarter 2008 we earned revenue of $85,903 relating to the sub-lease of a portion of our Florida office and our former New York sales office.
Total Operating Expenses
The Telesales segment’s total operating expenses for Third Quarter 2008 was $5,635,850 as compared to $8,640,135 for Third Quarter 2007 or a decrease of $3,004,285 or 35% as compared to Third Quarter 2007. Total operating expenses consisted of the following:
•	Salaries, commission and related taxes consisted of the following:

	For the Three Months
	Ended September 30,
	2008	2007
Salaries, wages and bonuses	$2,051,492	$2,806,818
Share based employee and director compensation	199,611	309,157
Commissions to employees	529,338	653,774
Commissions to non-employees	82,778	62,878
Employee benefits	70,180	104,321
Payroll taxes	159,518	221,448
Severance and other compensation	33,576	231,397
Directors’ compensation	16,465	24,001

Total	$3,142,958	$4,413,794

•	Salaries and wages were $2,051,492 in Third Quarter 2008 as compared to $2,806,818 in Third Quarter 2007, a decrease of $755,326 or 27%. This decrease is the result of the reduced personnel employed by the Telesales segment.
•	The Telesales segment had 153 employees at September 30, 2008 as compared to 263 at September 30, 2007.

•	In early March of 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 47 employees and eliminated 16 open positions, which were vacated subsequent to December 31, 2007.

•	Share based employee and director compensation expense was $199,611 in Third Quarter 2008 as compared to $309,157 in Third Quarter 2007. Share based employee and director compensation consists of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.

•	Commissions to employees were $529,338 in Third Quarter 2008 as compared to $653,774 in Third Quarter 2007. This decrease was the result of a decrease in sales that resulted in lower sales commission expense.

•	Commissions to non employees were $82,778 in Third Quarter 2008 as compared to $62,878 in Third Quarter 2007. We pay commissions to non employee ISG agents.

•	Employee benefits expense was $70,180 in Third Quarter 2008 as compared to $104,321 in Third Quarter 2007. This decrease is the result of the reduced personnel employed by the Telesales segment. The Company’s employee benefit cost consists of the company paid portion of group medical, dental and life insurance coverage and partial Company matching of employee contributions to a 401(k) plan.

•	Payroll taxes expense was $159,518 in Third Quarter 2008 as compared to $221,448 in Third Quarter 2007. The decrease was the result of lower salaries, wages, bonuses and commissions to employees.
•	Lead, advertising and other marketing was $834,335 in Third Quarter 2008 as compared to $2,177,789 in Third Quarter 2007, a decrease of $1,343,454 or 62% due primarily to decrease in the number of licensed sales agents, which resulted in fewer leads purchased in Third Quarter 2008 compared to Third Quarter 2007.

•	Depreciation and amortization expense consisted of the following:

	For the Three Months
	Ended September 30,
	2008	2007
Amortization of intangibles acquired as a result of the ISG acquisition	$245,587	$302,515
Amortization of software and website development	55,797	49,543
Amortization of internet domain name	13,433	13,433
Depreciation expense	134,529	152,607

Total	$449,346	$518,098

•	In Third Quarter 2008 we incurred amortization expense of $245,587 as compared to $302,515 for the intangible assets acquired from ISG. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized over five years in proportion to expected future value and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.1 years.

•	In Third Quarter 2008 we incurred amortization expense of $55,797 compared to $49,543 in Third Quarter 2007 for software and website development.

•	In Third Quarter 2008 we incurred depreciation expense of $134,529 as compared to $152,607 in the Third Quarter 2007 period. The decrease pertains to the depreciation of fixed assets of the New York Office.
•	Rent, utilities, telephone and communications expenses consisted of the following:

	For the Three Months
	Ended September 30,
	2008	2007
Rent, utilities and other occupancy	$427,918	$469,427
Telephone and communications	166,125	200,420

Total	$594,043	$669,847

•	In Third Quarter 2008 we had decrease in rent, utilities and other occupancy as compared to Third Quarter 2007 as a result of lower utility and other occupancy costs.

•	In Third Quarter 2008 we had a decrease in telephone and communications expense as compared to Third Quarter 2007 due to the decrease in the number of sales agents.
•	In Third Quarter 2008 we incurred professional fees of $358,566 as compared to $383,617 in Third Quarter 2007. The decrease was primarily attributable to lower legal, technology outsourcing fees and recruiting costs.

•	Other general and administrative expenses consisted of the following:

	For the Three Months
	Ended September 30,
	2008	2007
Licensing and appointment fees	$72,342	$115,227
Travel and entertainment	18,126	83,993
Office expense	165,511	212,496
Other	623	65,274

Total	$256,602	$476,990

•	We incur licensing and appointment costs associated with the licensing of our employee insurance agents. The reduction in licensing cost is the result of the reduction in licensed employees.

•	In Third Quarter 2008 we had a decrease in travel and entertainment, office expense and other expenses as compared to Third Quarter 2007 due to the closing of the New York sales office.
Loss from operations
As a result of these factors described above, we reported a loss from operations of $1,312,671 in Third Quarter 2008 as compared to a loss from operations of $3,591,996 in Third Quarter 2007 in the Telesales business segment.

Results of Operations for the Atiam Business Segment
Revenues
For Third Quarter 2008 we earned revenues of $1,392,840, which consisted of the following:

	For the Three Months
	Ended September 30,
	2008	2007

Consulting and implementation services	$988,564	$—
ASP revenue	287,276	—
Maintenance revenue	117,000	—

Total	$1,392,840	$—

•	Consulting and implementation services are from six InsPro clients. Implementation services provided to these clients included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•	In Third Quarter 2008 we earned ASP revenue from five InsPro clients. ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access InsPro installed on Atiam owned servers located at Atiam’s offices or at a third party’s site.

•	In Third Quarter 2008 we earned maintenance revenues from four clients.
Total Operating Expenses
The Atiam business segment’s total operating expenses for the three months ended September 30, 2008 was $1,729,492 and consisted of the following:
•	Salaries, commission and related taxes consisted of the following:

	For the Three Months
	Ended September 30,
	2008	2007
Salaries, wages and bonuses	$807,806	$—
Employee benefits	49,413	—
Payroll taxes	48,229	—

Total	$905,448	$—

•	The Atiam business segment had 27 employees at September 30, 2008.

•	Effective in First Quarter 2008 Atiam business segment employees are covered by our employee benefit program.
•	Lead, advertising and other marketing was $3,963 in the Third Quarter 2008 and consisted of marketing and conference fees.

•	Depreciation and amortization expense consisted of the following:

	For the Three Months
	Ended September 30,
	2008	2007
Amortization of intangibles acquired as a result of the Atiam acquisition	$117,020	$—
Software development costs for external marketing	21,787
Depreciation expense	40,068	—

Total	$178,875	$—

•	In Third Quarter 2008 we incurred amortization expense of $117,020 for the intangible assets acquired from Atiam. The Atiam acquisition was effective October 1, 2007. Intangible assets acquired from Atiam were assigned the following values:
•	value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years

•	value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years

•	employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.
•	In Third Quarter 2008 we incurred amortization expense of $21,787 for software development cost for external marketing.

•	In Third Quarter 2008 we incurred rent, utilities, telephone and communications expense, which consisted of the following:

	For the Three Months
	Ended September 30,
	2008	2007
Rent, utilities and other occupancy	$26,601	$—
Telephone and communications	15,414	—

Total	$42,015	$—

•	In Third Quarter 2008 we incurred professional fees of $404,326 which pertains primarily to outsourced system development costs and to a lesser extent employee recruiting services.

•	In Third Quarter 2008 we incurred other general and administrative expenses, which consisted of the following:

	For the Three Months Ended
	September 30,
	2008	2007

Office expenses	$6,134	$—
Travel and entertainment	25,422	—
Computer processing, hardware, software and other	163,309	—

Total	$194,865	$—

•	We incur travel and entertainment expense in connection with marketing, sales and implementation of InsPro at client locations.

•	We incur computer processing fees associated with ASP hosting services. Atiam has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee. This third party provides Atiam with hosting services for our client’s ASP production and test environments.
Loss from operations
As a result of these factors discussed above, we reported a loss from operations of $336,652 in Third Quarter 2008 in the Atiam business segment.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007
Revenues
For the nine months ended September 30, 2008 (“2008”), we earned revenues of $18,498,476 compared to $14,704,547 for the nine months ended September 30, 2007 (“2007”), an increase of $3,793,929 or 26%. The primary reason for the increase in revenues is Atiam segment revenues. Telesales segment revenues declined due to lower periodic bonus revenue from carriers, which was caused by lower marketing and selling activity. Revenues include the following:

	For the Nine Months
	Ended September 30,
	2008	2007

Commission revenue from carriers excluding periodic bonuses and ISG	$12,633,531	$11,736,573
Periodic bonus revenue from carriers	94,798	853,477
ISG commission revenue	1,118,964	1,408,571
Lead sale revenue	391,293	705,926
Insurint technology fees	83,320	—
Sub-lease and other revenue	138,940	—

Telesales business segment	14,460,846	14,704,547

Consulting and implementation services	2,787,385	—
ASP revenue	829,245	—
Sales of software licenses	115,000	—
Maintenance revenue	306,000	—

Atiam business segment	4,037,630	—

Total	$18,498,476	$14,704,547

•	In 2008 we earned commission revenue from carriers excluding periodic bonuses and ISG revenues of $12,633,531 as compared to $11,736,573 in 2007. Commission revenues increased as a result of higher sales activity in the first half of 2008 as compared to the first half of 2007.
•	We had 66 licensed insurance agent employees at September 30, 2008 as compared to 111 at September 30, 2007 and 118 at December 31, 2007. In early March 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 34 licensed sales agents and eliminated eight open licensed sales positions, which were vacated subsequent to December 31, 2007.
•	In 2008 we earned periodic bonuses from carriers of $94,798 as compared to $853,477 in 2007. The Telesales segment receives bonuses from certain carriers, which are based primarily on the Telesales segment’s sales performance and criteria established by carriers and generally do not extend beyond the current calendar year. Accordingly we cannot determine what criteria, if any, may be offered by its carriers pertaining to bonuses beyond the current calendar year.

•	In 2008 we earned revenue of $1,118,964 relating to ISG as compared to $1,408,571 in 2007. ISG revenue declined as a result of reduced new sales and the lapse of inforce business and reduced commission overrides earned on the Telesales segment on new and inforce business.

•	In 2008 we earned revenues of $391,293 relating to the sale of leads to third parties as compared to $705,926 in 2007. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reason for the decrease in lead sales revenue is a decrease in lead cost spending, which results in a reduced number of leads available for sale.

•	In 2008 we earned revenues of $83,320 relating to Insurint technology fees. The Company’s Insurint subsidiary provides a proprietary, professional-grade, web based agent portal to support and assist insurance agents in the business of marketing and selling health insurance and related products. Insurint’s technology fees commenced in Second Quarter 2008.

•	In 2008 we earned revenue of $138,940 relating to the sub-lease of a portion of our Florida office and our former New York sales office.
Total Operating Expenses
Our total operating expenses in 2008 was $25,848,008 as compared to $24,428,812 for 2007 or an increase of $1,419,196 or 6% as compared to 2007. Total operating expenses consisted of the following:

	For the Nine Months
	Ended September 30,
	2008	2007

Telesales business segment	$21,312,571	$24,428,812
Atiam business segment	4,535,437	—

Total	$25,848,008	$24,428,812

Telesales’ operating expenses consisted of the following:

	For the Nine Months
	Ended September 30,
	2008	2007

Salaries, commission and related taxes	$11,461,666	$12,329,418
Lead, advertising and other marketing	3,895,305	5,973,442
Depreciation and amortization	1,491,215	1,631,182
Rent, utilities, telephone and communications	1,996,559	1,934,299
Professional fees	1,105,308	1,277,345
Loss on impairment of property and equipment	88,922	—
Loss on impairment of intangible asset	295,633	—
Other general and administrative	977,963	1,283,126

Total	$21,312,571	$24,428,812

•	Salaries, commissions and related taxes in 2008 included approximately $1.6 million of non-recurring charges pertaining to the departure of certain executives and a director, together with expenses related to the Company’s closing of its New York office.

•	During the first quarter of 2008 Telesales closed its sales office located in New York. As of March 31, 2008, we determined that all furniture and lease-hold improvements located at the New York sales office were impaired as a result of the office closure. During the first quarter of 2008 the Company recorded $88,922 expense to write-down the value of these assets to their net realizable value.

•	During the first quarter of 2008 we determined that the portion of license fee paid by Telesales for a commission system together with capitalized costs incurred to implement the commission system was impaired as a result of the absence of definitive plans to implement this system for internal use in Telesales. The Company recorded a $295,633 expense in the first quarter of 2008 to write-off the value of this asset.

Atiam’s operating expenses consisted of the following:

	For the Nine Months
	Ended September 30,
	2008	2007

Salaries, commission and related taxes	$2,542,440	$—
Lead, advertising and other marketing	12,491	—
Depreciation and amortization	460,436	—
Rent, utilities, telephone and communications	141,178	—
Professional fees	854,692	—
Other general and administrative	524,200	—

Total	$4,535,437	$—

Other income (expenses)
Interest income was attributable to interest-bearing cash deposits resulting from the capital raised in private placements. The decrease in interest income is the result of a decline in interest rates and to a lesser extent a decline in cash balances.
Interest expense pertains to imputed interest on certain employee obligations.
Net loss
As a result of these factors described above, we reported a net loss of $7,402,697 or $0.19 loss per share in 2008 as compared to a net loss of $9,468,718 or $0.29 loss per share in 2007.

Results of Operations for Telesales Business Segment
Revenues
In 2008 we earned revenues of $14,460,846 compared to $14,704,547 in 2007, a decrease of $243,701or 2%. Telesales segment revenues declined due to lower periodic bonus revenue from carriers, which was caused by lower marketing and selling activity. Revenues include the following:

	For the Nine Months
	Ended September 30,
	2008	2007
Commission revenue from carriers excluding periodic bonuses and ISG	$12,633,531	$11,736,573
Periodic bonus revenue from carriers	94,798	853,477
ISG commission revenue	1,118,964	1,408,571
Lead sale revenue	391,293	705,926
Insurint technology fees	83,320	—
Sub-lease and other revenue	138,940	—

Total	$14,460,846	$14,704,547

•	In 2008 we earned commission revenue from carriers excluding periodic bonuses and ISG revenues of $12,633,531 as compared to $11,736,573 in 2007. Commission revenues increased as a result of higher sales activity in the first half of 2008 as compared to the first half of 2007.
•	We had 66 licensed insurance agent employees at September 30, 2008 as compared to 111 at September 30, 2007 and 118 at December 31, 2007. In early March 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 34 licensed sales agents and eliminated eight open licensed sales positions, which were vacated subsequent to December 31, 2007.
•	In 2008 we earned periodic bonuses from carriers of $94,798 as compared to $853,477 in 2007. The decline was due to lower marketing and selling activity. The Telesales segment receives bonuses from certain carriers, which are based primarily on the Telesales segment’s sales performance and criteria established by carriers and generally do not extend beyond the current calendar year. Accordingly we cannot determine what criteria, if any, may be offered by its carriers pertaining to bonuses beyond the current calendar year.

•	In 2008 we earned revenue of $1,118,964 relating to ISG as compared to $1,408,571 in 2007. ISG revenue declined as a result of reduced new sales and the lapse of inforce business and reduced commission overrides earned on the Telesales segment on new and inforce business.

•	In 2008 we earned revenues of $391,293 relating to the sale of leads to third parties as compared to $705,926 in 2007. We re-sell certain leads purchased in order to recoup a portion of our lead cost. The primary reason for the decrease in lead sales revenue is a decrease in lead cost spending, which results in a reduced number of leads available for sale.

•	In 2008 we earned revenues of $83,320 relating to Insurint technology fees. The Company’s Insurint subsidiary provides a proprietary, professional-grade, web based agent portal to support and assist insurance agents in the business of marketing and selling health insurance and related products. Insurint’s technology fees commenced in Second Quarter 2008.

•	In 2008 we earned revenue of $138,940 relating to the sub-lease of a portion of our Florida office and our former New York sales office
Total Operating Expenses
The Telesales segment’s total operating expenses in 2008 was $21,312,571 as compared to $24,428,812 in 2007 for a decrease of $3,116,241 or 13% as compared to 2007. Total operating expenses consisted of the following:
•	Salaries, commission and related taxes consisted of the following:

	For the Nine Months Ended
	September 30,
	2008	2007
Salaries, wages and bonuses	$6,617,855	$7,571,207
Share based employee and director compensation	1,571,243	1,124,370
Commissions to employees	1,647,643	1,957,612
Commissions to non-employees	284,594	272,516
Employee benefits	263,586	322,528
Payroll taxes	608,910	683,293
Severance and other compensation	407,585	305,725
Directors’ compensation	60,250	92,167

Total	$11,461,666	$12,329,418

•	Salaries and wages were $6,617,855 in 2008 as compared to $7,571,207 in 2007, a decrease of $953,352 or 13%.
•	This decrease is the result of the reduced personnel employed by the Telesales segment.

•	The Telesales segment had 164 employees at September 30, 2008 as compared to 263 at September 30, 2007 and 253 at December 31, 2007.

•	In early March of 2008 we closed our New York sales office, which accounted for approximately 20% of the Company’s sales activity for the year ended December 31, 2007. We also reduced sales and sales support staff in our Florida office. Management believes the closure of the New York sales office and the other staff reductions in Florida will result in the reduced expenses in excess of reduced revenue. As a result of the closure, we terminated 47 employees and eliminated 16 open positions, which were vacated subsequent to December 31, 2007.
•	Share based employee and director compensation expense was $1,571,243 in 2008 as compared to $1,124,370 in 2007.
•	The increase in 2008 as compared to 2007 was the result of an option grant to Mr. Clemens and to a lesser extent stock granted to directors.

•	Share based employee and director compensation consists of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.
•	Commissions to employees were $1,647,643 in 2008 as compared to $1,957,612 in 2007. This decrease was the result of a decrease in sales that resulted in lower sales commission expense.

•	Commissions to non employees were $284,594 in 2008 as compared to $272,516 in 2007. We pay commissions to non employee ISG agents.

•	Employee benefits expense was $263,586 in 2008 as compared to $322,528 in 2007. This decrease is the result of the reduced personnel employed by the Telesales segment. The Company’s employee benefit cost consists of the company paid portion of group medical, dental and life insurance coverage and partial Company matching of employee contributions to a 401(k) plan.

•	Payroll taxes expense was $608,910 in 2008 as compared to $683,293 in 2007. The decrease was the result of lower salaries, wages, bonuses and commissions to employees

•	Severance and other compensation expense was $407,585 in 2008 as compared to $305,725 in 2007.
•	Lead, advertising and other marketing was $3,895,305 in 2008 as compared to $5,973,442 in 2007, a decrease of $2,078,137 or 35% due to decrease in the number of leads purchased in 2008 compared to 2007.

•	Depreciation and amortization expense consisted of the following:

	For the Nine Months
	Ended September 30,
	2008	2007
Amortization of intangibles acquired as a result of the ISG acquisition	$811,639	$966,425
Amortization of software and website development	142,383	186,040
Amortization of internet domain name	40,300	40,300
Depreciation expense	496,893	438,417

Total	$1,491,215	$1,631,182

•	In 2008 we incurred amortization expense of $811,639 as compared to $966,425 for the intangible assets acquired from ISG. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized over five years in proportion to expected future value and value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over a weighted average useful life of 3.2 years.

•	In 2008 we incurred depreciation expense of $496,893 as compared to $438,417 in 2007. The increase pertains to the impairment of furniture and equipment located at the Company’s former New York sales office.

•	Rent, utilities, telephone and communications expenses consisted of the following:

	For the Nine Months Ended
	September 30,
	2008	2007
Rent, utilities and other occupancy	$1,473,765	$1,348,518
Telephone and communications	522,794	585,781

Total	$1,996,559	$1,934,299

•	In 2008 we incurred professional fees of $1,105,308 as compared to $1,277,345 in 2007. The decrease was primarily attributable to lower legal fees, technology outsourcing fees and recruiting fees.

•	During the first quarter of 2008 Telesales closed its sales office located in New York. As of March 31, 2008, we determined that all furniture and lease-hold improvements located at the New York sales office were impaired as a result of the office closure. During the first quarter of 2008 the Company recorded $88,922 expense to write-down the value of these assets to their net realizable value.

•	During the first quarter of 2008 we determined that the portion of license fee paid by Telesales for a commission system together with capitalized costs incurred to implement the commission system was impaired as a result of the absence of definitive plans to implement this system for internal use in Telesales. The Company recorded a $295,633 expense in the first quarter of 2008 to write-off the value of this asset.

•	Other general and administrative expenses consisted of the following:

	For the Nine Months Ended
	September 30,
	2008	2007
Licensing and appointment fees	$259,960	$325,832
Travel and entertainment	96,747	250,703
Office expense	501,370	579,678
Other	119,886	126,913

Total	$977,963	$1,283,126

•	We incur licensing and appointment costs associated with the licensing of our employee insurance agents. The reduction in licensing cost is the result of the reduction in licensed employees.

•	In 2008 we had a decrease in travel and entertainment and office expense as compared to 2007 due to the closing of the New York sales office.
Loss from operations
As a result of these factors described above, we reported a loss from operations of $6,851,725 in 2008 as compared to a loss from operations of $9,724,265 in 2007 in the Telesales business segment.

Results of Operations for the Atiam Business Segment
Revenues
For 2008 we earned revenues of $4,037,630, which consisted of the following:

	For the Nine Months
	Ended September 30,
	2008	2007

Consulting and implementation services	$2,787,385	$—
ASP revenue	829,245	—
Sales of software licenses	115,000	—
Maintenance revenue	306,000	—

Total	$4,037,630	$—

In 2008, we earned revenues from seven clients as follows:

	For the Nine Months
	Ended September 30,
	2008	2007

Client 1	$1,937,093	$—
Client 2	562,562	—
Client 3	501,944	—
Client 4	478,138	—
Clients 5, 6, 7	557,893	—

	$4,037,630	$—

•	Consulting and implementation services are from seven InsPro clients. Implementation services provided to these clients included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•	In 2008 we earned ASP revenue from five InsPro clients. ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access InsPro installed on Atiam owned servers located at Atiam’s offices or at a third party’s site.

•	In 2008 we earned software license revenue from a single InsPro client.

•	In 2008 we earned maintenance revenues from four clients.

Total Operating Expenses
The Atiam business segment’s total operating expenses in 2008 was $4,535,437 and consisted of the following:
•	Salaries, commission and related taxes consisted of the following:

	For the Nine Months Ended
	September 30,
	2008	2007
Salaries, wages and bonuses	$2,241,136	$—
Employee benefits	141,103	—
Payroll taxes	160,201	—

Total	$2,542,440	$—

•	The Atiam business segment had 27 employees at September 30, 2008.
•	Lead, advertising and other marketing was $12,491 in 2008 and consisted of marketing and conference fees.

•	Depreciation and amortization expense consisted of the following:

	For the Nine Months Ended
	September 30,
	2008	2007
Amortization of intangibles acquired as a result of the Atiam acquisition	$351,061	$—
Software development costs for external marketing	21,787
Depreciation expense	87,588	—

Total	$460,436	$—

•	In 2008 we incurred amortization expense of $351,061 for the intangible assets acquired from Atiam. The Atiam acquisition was effective October 1, 2007. Intangible assets acquired from Atiam were assigned the following values:
•	value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years

•	value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years

•	employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.
•	In 2008 we incurred amortization expense of $21,787 for software development cost for external marketing.

•	In 2008 we incurred rent, utilities, telephone and communications expense, which consisted of the following:

	For the Nine Months Ended
	September 30,
	2008	2007
Rent, utilities and other occupancy	$93,618	$—
Telephone and communications	47,560	—

Total	$141,178	$—

•	In 2008 we incurred professional fees of $854,692 which pertains primarily to outsourced system development costs and to a lesser extent employee recruiting services.

•	In 2008 we incurred other general and administrative expenses, which consisted of the following:

	For the Nine Months
	Ended September 30,
	2008	2007

Office expenses	$18,341	$—
Travel and entertainment	92,757	—
Computer processing, hardware, software and other	413,102	—

Total	$524,200	$—

•	We incur travel and entertainment expense in connection with marketing, sales and implementation of InsPro at client locations.

•	We incur computer processing fees associated with ASP hosting services. Atiam has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee. This third party provides Atiam with hosting services for our client’s ASP production and test environments.

Loss From Operations
As a result of these factors described above, we reported a loss from operations of $497,807 in 2008 in the Atiam business segment.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2008, we had a cash balance of $2,329,206 and working capital of $(2,528,168).
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
At September 30, 2008, we had a restricted cash balance of $1,150,000, which represents money market account balances with a restricted balance pertaining to two letters of credit for the benefit of the landlords of the Company’s Florida and New York offices. The money market accounts are on deposit with the issuer of the letters of credit. The Company receives the interest on the money market accounts.
Net cash used by operations was $7,883,461 in 2008 as compared to net cash used by operations of $3,146,279 in 2007. In 2008 we used cash to fund our net loss of $7,402,701 and:
•	Decreases in unearned commission advances of $4,233,668 relating to decreased commission payments from certain of the Company’s insurance carriers that advance the Company future commission revenue. The Company has agreements with certain of its insurance carriers whereby the Company’s insurance carriers advance the Company first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. Unearned commission advances are recognized as commission revenue after we receive notice that the insurance company has received payment of the related premium. In the event that the insurance company does not receive payment of the related premium pertaining to a commission advance the insurance company generally deducts the unearned commission advance from its commission payments to the Company. These advance agreements represent a material source of cash to fund the Company’s operations. The Company’s advance agreement with its largest insurance carrier is contractually limited to a maximum of $9,000,000, can be terminated by either party at any time, and in the event of termination the Company’s outstanding advance balance (including interest, if any) can be called by the insurance carrier with seven days written notice. As of September 30, 2008 the Company’s outstanding advance balance with this carrier was $3,427,075. The Company’s advance agreement with its second largest insurance carrier allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of September 30, 2008 the Company’s outstanding advance balance with this carrier was $388,793. During the third quarter of 2007, the Company began receiving advances of first year premium commissions before the commissions are earned from its third largest insurance carrier. Effective October 1, 2008 this carrier amended its commisison advance agreement with the Company whereby the Company will receive advances on policies issued and effective on or after October 1, 2008. However the insurance carrier will deduct the unearned commission advance balance as of September 30, 2008, which was $243,462, from its commission payments to the Company during the fourth quarter of 2008.

•	Payment of $157,288 of income tax liabilities assumed as a result of our acquisition of Atiam in 2007.

•	Decreases in accounts payable of $778,329 in 2008, which is primarily the result of the payment of lead and marketing costs.

•	Decreases in accounts receivable of $488,494 in 2008, which is the result of decreased commission payments from certain of the Company’s insurance carriers that advance the Company future commission revenue.
In addition to cash used in operating activities we incurred $4,063,674 of non cash expenses and impairments in 2008, which were included in our net loss, including:
•	Recorded stock-based compensation and consulting expense of $1,571,243 and $1,144,845 in 2008 and 2007, respectively.

•	Recorded depreciation and amortization expense of $1,951,701 and $1,631,182 in 2008 and 2007, respectively.

•	We recorded $88,922 and $92,374 of expense pertaining to furniture and lease-hold improvements located at our former New York sales office.

•	We recorded $295,633 of expense in 2008 to write-off the value of license fee and capitalized costs incurred to implement a commission system.
Net cash used by investing activities in 2008 was $674,199 as compared to $1,045,022 in 2007. Investing activities pertain to internal development of software for internal and external use and the purchase of property and equipment supporting current and future operations.
Net cash provided by financing activities in 2008 was $5,099,481 as compared to $10,748,510 in 2007.
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
Liquidity Considerations
During the nine months ended September 30, 2008 the Company used $7,883,461 of cash to fund operations and $674,199 of cash to fund investing activities. As of September 30, 2008 the Company has funded its operating activities from the proceeds of the sale of its common stock; however, based on our most recent financial projections, we believe that our current level of liquid assets and our expected cash flows from operations may not be sufficient to finance our operations and financial commitments in the future. As a result, we have begun to reduce and expect to further reduce our cost structure. For example, during the first quarter of 2008 the Company closed its former New York sales office and reduced staffing at this office and its Florida office in order to reduce expenses and our negative cash flow. During the third quarter of 2008 the Company sub-leased its former New York office and began receiving sub-lease rental revenue, which will offset the lease occupancy costs of the New York office. Subsequent to September 30, 2008 the Company further reduced its staffing and subleased a portion of its Florida office to further reduce our expenses and negative cash flow however we anticipate that we will continue to use cash to fund operations for the foreseeable future.
In the near term, we expect to either seek additional financing or explore other strategic alternatives for the business. While we have been successful in raising equity capital in the past, there is no assurance that we will be successful in the future. Although we believe that opportunities exist for us to raise capital, no assurances can be given that we will be able to raise sufficient capital to both fund working capital and repay our obligations as they become due. In addition, should we successfully raise capital, such a financing is likely to be highly dilutive to current shareholders and there is no assurance that financing options will be available at or near our current share price or at levels achieved in previous financings. Should we prove unsuccessful in raising additional capital, we may be unable to fund our financial obligations, both short-term and long-term.
Off-Balance Sheet Arrangements
We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.
The letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account, which as of September 30, 2008, had a balance of $1,150,000. This money market account is on deposit with the issuer of the letters of credit and is classified as restricted cash on our balance sheet. The terms of the money market account allow us to receive interest on the principal but prohibits us from withdrawing the principal for the life of the letters of credit.
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

Date: November 19, 2008	HEALTH BENEFITS DIRECT CORPORATION
	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
Chief Financial Officer and Chief Operating Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Principal Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

*	Filed herewith.

†	Furnished herewith.