Form 10-K
period 2008-12-31
HEALTH BENEFITS DIRECT CORP
filed 2009-03-31
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 333-123081
HEALTH BENEFITS DIRECT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0438502

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 N. Radnor-Chester Road Suite B-101 Radnor, Pennsylvania	19087

(Address of Principal Executive Offices)	(Zip Code)
(484) 654-2200

Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☑
The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates at June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $14,773,055. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 30, 2008.
As of March 20, 2009, there were 41,279,645 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain of the statements contained in this Annual Report on Form 10-K, including in the Business description, the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results and costs associated with the Company’s operations and other similar statements. Various factors, including competitive pressures, market interest rates, changes in insurance carrier mix, regulatory changes, customer and insurance carrier defaults or insolvencies, litigation, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and insurance carriers, or the loss of one or more key insurance carrier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements.
The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. While we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors, including general business and economic conditions, affect our ability to achieve our objectives. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. In addition, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. We may not update these forward-looking statements, even though our situation may change in the future.

PART I
ITEM 1. BUSINESS.
Overview
     We were originally incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp., an exploration stage company engaged in mineral exploration. On November 22, 2005, Darwin Resources Corp. merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation, solely for the purpose of changing its state of incorporation from Nevada to Delaware. On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin Resources Corp., was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation, and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc. Following the merger, Darwin Resources Corp. changed its name to Health Benefits Direct Corporation and we began operations in our current form.
     We operate though three distinct businesses in two business segments: our Telesales business segment, which is comprised of our Telesales business and our Insurint business, and the Atiam business segment.
     Telesales specializes in the direct marketing of health and life insurance and related products to individuals and families. Telesales has developed proprietary technologies and processes to connect prospective insurance customers with Telesales’ agents and service personnel using an integrated on-line platform with call center follow up. Telesales employs licensed agents supported by tele-application, customer service and technology employees for the purpose of providing immediate information to prospective customers and selling insurance products. Telesales receives commission and other fees from the insurance companies on behalf of which it sells insurance products for the sale of such products. During the first quarter of 2009 we ceased marketing and selling activities in Telesales and sold the majority of our call center-produced agency business to eHealth Insurance Services, Inc. (“eHealth”).
     Insurint™ is a proprietary, professional-grade, web-based agent portal that aggregates real-time quotes and underwriting information from multiple highly-rated carriers of health and life insurance and related products. We market Insurint using a Software as a Service (SaaS) model instead of software licensing model, which offers easy web-based distribution and pay-as-you-go pricing. We market primarily to insurance agents, agencies, and other organizations selling health insurance products to families and individuals. Unlike existing health insurance quote engines, Insurint also enables an agent to input responses to a set of questions about the health of proposed insureds to place an insurance policy faster and more accurately. In addition, Insurint offers a suite of sales tools that agents can use to increase their overall sales production.
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

Telesales
     Telesales is an independent agency, selling health and life insurance and related products on behalf of a number of nationally-branded, highly-rated insurance carriers. The primary product we sell on behalf of insurance carriers is major medical health insurance for individuals and families. We also sell short-term medical policies (term shorter than one year), health savings accounts and term life insurance. We believe these additional products represent significant cross-sell opportunities to our existing client base with minimal acquisition cost.
     Our service is free to consumers and our principal source of revenue is commissions paid to us by our insurance carrier partners as compensation for policies sold. Our commissions are based on a percentage of the premium amount collected by a carrier during the period that a customer maintains coverage under a policy. These commissions include first year commissions and renewal commissions. First year commission rates are significantly higher than renewal commission rates. We also are eligible for incentive bonuses based on our ability to meet pre-determined criteria established by our insurance carriers. The amounts of commissions and incentive bonuses for which we are eligible vary, often significantly, by carrier and product. Our licensed agents assist consumers in sorting through the complicated process of selecting and obtaining health or life insurance or related products.
     During the first quarter of 2009, we ceased the direct marketing and sale of health and life insurance and related products to individuals and families in our Telesales call center. We continue to sell health and life insurance and related products to individuals and families through our non employee Insurance Specialist Group, Inc. (“ISG”) agents. Our Telesales business segment eliminated 43 positions, including all of our licensed employee sales agents and certain of our Telesales service and support personnel, and we eliminated another 20 positions in Telesales through attrition.
     On February 20, 2009, we completed the sale of our Telesales call center-produced agency business to eHealth, an unaffiliated third party.
     Pursuant to the terms of the sale, we transferred to eHealth broker of record status and the right to receive commissions on certain of the in-force individual and family major medical health insurance policies and ancillary dental, life and vision insurance policies issued by Aetna, Inc., Golden Rule, Humana, PacifiCare, Inc., Assurant and United Healthcare Insurance Co. on which we were designated as broker of record. We still retain of the right to receive commission of certain policies and products, including the agency business generated through our ISG agents, all short term medical products and all business produced through carriers other than the specified carriers mentioned above. In addition, we also transferred to eHealth certain lead information relating to health insurance prospects. Going forward, eHealth has agreed to pay us a portion of each commission payment received by eHealth relating to the transferred policies for the duration of each policy, for so long as eHealth remains broker of record on such policy.
     In addition, we will continue to receive a portion of all first year and renewal commissions received by eHealth from policies sold through certain referral sites that result from leads delivered by us to eHealth. We are entitled to receive these payments under the terms of a Marketing and Referral Agreement, with eHealth, which is scheduled to terminate on August 20, 2010.

     As a result of the above transactions, management anticipates a significant decline in future Telesales revenues as a result of the cessation of direct marketing and sales in Telesales and the eHealth transaction. Revenue from the five insurance carriers subject to the eHealth transactions accounted for 66% of the Company’s total revenue for the year ended December 31, 2008. We believe the reduction in future revenues will be mitigated by significant reductions in future expenses.
Insurint
     Principal Products and Services
     Insurint™ is a web based tool that provides insurance agents and brokers with an all-in-one, real time quoting engine and on-demand customer relationship management, or CRM, platform. It helps insurance agents and brokers streamline their sales and marketing activities and increases agent productivity, which ultimately strengthens the customer relationship. Insurint utilizes a Software as a Service (SaaS) model instead of software licensing model, which offers easy web-based access and pay-as-you-go pricing. Currently, we recognize revenue based on both one time setup and recurring monthly access fees.
     During 2008 we earned $97,177 in revenue from Insurint™.
     There are more than one million independent insurance agents licensed to sell health and life insurance to individuals and groups in the United States. The vast majority of these agents use a combination of manual quoting methods (such as rating tables from different carriers), legacy software tools (such as stand-alone CRM software) and hard copies of underwriting guides to address their customer’s needs and manage their business. While Insurint™ is designed for the use of independent insurance agents, it may also be used by insurance company’s direct sales departments, or captive agents. We believe there is a significant opportunity for Insurint™, based on this tool’s unique strengths as described below, to provide a large number of these agents with a comprehensive, end-to-end solution that meets all of their quoting, underwriting, CRM and marketing needs, allowing them to improve their efficiency and maximize their productivity:
•	Insurint™ is a one-stop platform from which an agent may choose from a variety of health and life insurance products and carriers. Insurint™ allows the insurance sales agent to cross sell products or bundle quotes across different product lines.

•	Insurint™ provides real-time information and underwriting intelligence to help agents build their business, while saving time and taking the hassle out of quoting and comparing individual plans.

•	Insurint™ provides seamless integration of the quoting engine with CRM features, which helps an agent to be more efficient with his or her sales, marketing and customer management activities. Insurint™ can also enable an agent to make service calls to his or her customers, thus improving customer service and providing another selling opportunity for the agent.

•	Insurint™ provides an integrated web sharing tool, InsurintConnect, which allows the agent to share the sales process and presentation with the client, thereby involving the client in the sale, and helping them move from multiple plan choices to a logical conclusion to meet their coverage needs.

•	Insurint™ provides a brandable, flexible technology framework, which can be customized to the needs of agencies of all sizes, and may integrate with any existing telephony and/or CRM solution they may already employ.
     Marketing, Sales and Operations
     Insurint’s marketing utilizes aggregator and affinity relationships, which seeks co-marketing opportunities that create synergies between products and organizations, email promotions and presentations at important industry events. Insurint’s marketing message and graphical treatment is centered on an evolutionary concept, and is positioning itself as the “Next Stage in the Evolution of Insurance Technology.” Insurint’s sales team provides both personalized and group demonstrations to agents, agencies and carriers looking to learn more about Insurint™.
     Insurint currently has several key vendor agreements and relationships, which provide functionality for portions of Insurint™’s quoting engine. The unanticipated loss of the functionality of portions of Insurint’s quoting engine, which are provided by key vendors, would result in an interruption of Insurint™’s product delivery to its customers until such time that Insurint integrated replacement functionality from alternative vendors or sources. The loss of such functionality could result in the loss of existing customers and revenue. To mitigate the negative impact of the potential loss of such functionality Insurint has contractual agreements with key vendors, which include performance standards and minimum contractual time periods. Insurint monitors these key vendor relationships, their performance of services and periodically evaluates alternative vendors and services.
     Insurint depends on various hosting and technology vendors, which provide services critical to Insurint’s delivery of products and services to Insurint’s customers. Such hosting and technology services can be replaced with comparable services from other vendors on short notice.
Atiam Business Segment
     We acquired Atiam Technologies, L.P. on October 1, 2007 and now operate this business as our Atiam business segment. Atiam and its predecessor Systems Consulting Associates, Inc. (“SCA”) was founded in 1986 by Robert J. Oakes as a programming and consulting services company. In 1988 SCA entered into a long-term contract with Provident Mutual Insurance Company to develop, maintain, install, support, and enhance IMACS, which was an insurance direct marketing and administration software system. IMACS was the precursor of InsPro. Atiam dedicated four years, from 2001 to 2005, to developing Atiam’s principal product InsPro, which is a comprehensive, scalable, and modular web-based insurance marketing, claims administration, and policy servicing platform.
     Principal Products and Services
     Our Atiam business segment offers InsPro on a licensed and an ASP (Application Service Provider) basis. InsPro is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business.
     During 2008, we earned 87% of Atiam’s revenues from our four largest Atiam clients as follows; client #1 $2,885,388, client #2 $786,740, client #3 $576,399 and client #4 $552,138.

     InsPro incorporates a modular design, which enables the customer to purchase only the functionality needed, thus minimizing the customer’s implementation cost and time necessary to implement InsPro. InsPro can be rapidly tailored to the requirements of a wide range of customers from the largest insurance companies and marketing organizations to the smallest third party administrators, operating in environments ranging from a single server environment to the mainframe installations. InsPro currently supports a wide range of distribution channels, including the Internet, traditional direct marketing, agent-booked, individual and group plans, worksite, and association booked business, and supports underwritten as well as guaranteed products including long term care, Medicare supplement, critical illness, long and short term disability, whole and term life, comprehensive major, hospital indemnity accidental death and dismemberment.
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
     Sales, Marketing and Operations
     Atiam markets its products and services directly to prospective insurance carriers and third party administrators via trade shows, advertising in industry publications and direct mail.
     Atiam delivers services to its clients, which include InsPro system implementation, legacy system migration to InsPro, InsPro application management, web development, InsPro help desk and 24x7 hosting service support.
Competition
     Telesales
     The individual health and life insurance agency market is highly competitive and has few barriers to entry. We anticipate that competition in this market will continue to intensify. We are not aware of any insurance sales agency that utilizes an interactive insurance marketplace substantially similar to ours. However, significant competition exists from companies engaging in traditional and Internet-only sales. These competitors include large and small insurance carriers, agencies that operate on a national and regional basis and individual agents. We also anticipate substantial new competition in this market, including from competitors with an interactive insurance marketplace substantially similar to ours.

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
     During the first quarter of 2009 we ceased marketing and selling activities in Telesales and sold our call center-produced agency business to eHealth Insurance Services, Inc.
     Insurint
     The life and health insurance field agent tool market is fragmented, but also very competitive, and is characterized by rapidly changing consumer demand and technological change. We believe Insurint’s competitors fall into three categories, which are:
•	Direct competitors, who provide web based tools targeting the life and health insurance agent’s desktop, which includes Norvax, Quotit and HealthConnect;

•	The insurance agent’s insurance agencies and their technology partners, who provide internally developed web based tools;

•	Indirect competitors, who provide web based tools targeting insurance agents selling insurance products other than primarily health insurance, such as Agencyworks’ InsureSocket Brokerage, Connecture’s InsureConnect, iPipeline, which all target life insurance agents, Ebix (for Life and Property and casualty insurance agents), and iBommerang, which provides co-browsing for insurance agents.
     Insurint’s major competitors in the agent quoting and sales software market for individual major medical products are Norvax, which was founded in 2001 and has created a recognized brand, and Quotit, which was founded in 1999 and has strong relationships with more than 120 insurance carriers in health, life, dental and vision insurance markets.
     Atiam
     The market for insurance policy administration systems and services are very competitive, rapidly evolving, highly fragmented and subject to rapid technological change. Many of our competitors are more established than we are and have greater name recognition, a larger customer base and greater financial, technical and marketing resources than Atiam’s.
     Atiam is focused on the senior health, disability, affinity and association segments. Atiam competes with such concerns as International Business Machines Corporation (Genelco Software), Computer Sciences Corporation (FutureFirst), LifePro, and Fiserv Inc. (ID3), as well as with such smaller enterprises as Management Data, Inc. To compete we use best practice technologies and methods incorporated into InsPro, which provides customers with a user-friendly, flexible, modular and cost-effective insurance administrative software system. We also compete on price with a typical InsPro software license fee ranging from $500,000 to $750,000, compared to $800,000 to $900,000 from our competitors. InsPro’s modular design, scalability and ASP hosting service option makes it a compelling insurance administrative system from small third party administrators to the largest insurance carriers.
Employees
     As of December 31, 2008, we had 120 employees, which included 118 full-time and 2 part-time employees. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement. We believe that the relationship between our management and our employees is good.
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
     Our principal executive offices are located at 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087. Our telephone number is (484) 654-2200. Our website address is www.healthbenefitsdirect.com. The principal offices of our wholly-owned subsidiary, HBDC II, Inc., are located at 2200 S.W. 10th Street, Deerfield Beach, Florida 33442. The principal offices of our wholly-owned subsidiary, Insurint Corporation are located at 2200 S.W. 10th Street, Deerfield Beach, Florida 33442 and its web site is www.insurint.com. The principal offices of our wholly-owned subsidiary, Atiam, are located at 130 Baldwin Tower, Eddystone, PA 19022 and its web site is www.atiam-tech.com.
Investor Information
     All periodic and current reports, registration statements and other material that we are required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, are available free of charge through our investor relations page at www.healthbenefitsdirect.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Our Internet websites and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
     The public may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Executive Officers of the Registrant
     The following table sets forth the name, age, and title of persons currently serving as our executive officers. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position
Anthony R. Verdi	60	Acting Principal Executive Officer, Chief Financial Officer and Chief Operating Officer
Robert J. Oakes	50	President and Chief Executive Officer of Atiam Technologies, LLC
     Anthony R. Verdi has served as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008 and from June 20, 2008 as acting Principal Executive Officer. From 2001 until November 2005, Mr. Verdi has provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. From December 1998 until March 2001, Mr. Verdi served as Chief Operating Officer of Provident and Chief Financial Officer of HealthAxis. From January 1990 until December 1998 Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller.
     Robert Oakes has served as the President and Chief Executive Officer of our Atiam Technologies LLC subsidiary since our acquisition of the subsidiary on October 1, 2007. From 1986 until 2007 Mr. Oakes was President and Chief Executive Officer of the general partner of Atiam Technologies L.P., a software development and servicing company that developed, expanded and serviced products to serve the insurance and financial services markets. Mr. Oakes founded Atiam in 1986 and led the company’s effort to design and develop its flagship product, InsPro.
ITEM 2. PROPERTIES.
     We do not own any real property. We currently lease approximately 50,000 square feet of office space in Deerfield Beach, Florida under a lease agreement with 2200 Deerfield Florida LLC. The lease expires on March 31, 2016 and we have the option to extend the term for two additional 36-month periods, as well as the right to terminate the lease within the first five years. The monthly rent increases every 12 months, starting at $62,500 and ending at approximately $81,550.
     We also lease 7,414 square feet of office space in Radnor, Pennsylvania. We lease this office space under a lease agreement with Radnor Properties-SDC, L.P. The term of the lease commenced on November 1, 2006, and will expire on March 31, 2017. The monthly base rent increases every 12 months, starting at approximately $13,466 and ending at approximately $21,531. Under the terms of the lease agreement, rent is waived for the first five months of the lease term with respect to 5,238 square feet and for the first 12 months for the remaining 2,176 square feet.
     We also sublease approximately 14,000 square feet of office space located in New York, New York. We sublease this office space under a sublease agreement with World Travel Partners I, LLC. The initial term of the sublease terminates on December 30, 2010. The monthly base rent increases every 12 months, starting at approximately $25,250 and ending at approximately $28,420.
     We also lease approximately 13,600 square feet of space in Eddystone, Pennsylvania. We lease this office space under a lease agreement with BPG Officer VI Baldwin Tower L.P.

The term of this lease commenced on August 1, 2007, and will expire on December 31, 2012. The monthly rent increases every 12 months, starting at approximately $8,500 and ending at approximately $23,900.
ITEM 3. LEGAL PROCEEDINGS.
     On August 7, 2008, a former employee of the Company (the “Plaintiff”) filed a putative collective action in the United States District Court for the Southern District of Florida, case no. 08-CV-61254-Ungaro-Simonton, alleging that the Company and a co-defendant, who is an officer of the Company, unlawfully failed to pay overtime to its insurance sales agents in violation of the Fair Labor Standards Act (“FLSA”). Plaintiff purported to bring claims on behalf of a class of current and former insurance sales agents who were classified as non-exempt by the Company and compensated at an hourly rate, plus commissions (“Agents”). On October 16, 2008, the Court conditionally certified a collective action under the FLSA covering all Agents who worked for the Company within the last three years. Plaintiff and all Agents who opt to participate in the collective action seek payment from the Company of compensation for all overtime hours worked at the rate of one and one-half times their regular rate of pay, liquidated damages, attorneys’ fees, costs, and interest. On March 2, 2009, the parties reached an agreement to settle this case. That settlement will be submitted to the Court for necessary approval.
     On August 28, 2008, a former employee of the Company (the “Plaintiff”) filed a national class action complaint in the Seventeenth Judicial Circuit of Florida, Broward County, case no. 062008 CA 042798 XXX CE, alleging that the Company breached a contract with employees by failing to provide certain commissions and/or bonuses. The complaint also contains claims for an accounting and for declaratory relief relating to the alleged compensation agreement. Plaintiff purports to bring these claims on behalf of a class of current and former insurance sales agents. Plaintiff seeks payment from the Company of all commissions allegedly owed to him and the putative class, triple damages, attorneys’ fees, costs, and interest. The Company filed a motion to dismiss the complaint, which has not yet been heard by the court. The Company believes that these claims are without merit and intends to vigorously defend the litigation.
     We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will harm our business. We cannot assure that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of our attention.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We held our annual meeting of shareholders on October 2, 2009. The following nominees were elected to our board of directors at our annual meeting. The number of votes for each nominee is set forth below:

	Number of
	Shares Voted in	Number of Shares
	Favor	Withheld
Donald R. Caldwell	26,730,713	217,597
Alvin H. Clemens	26,524,713	423,597
John Harrison	26,876,713	71,597
Warren V. Musser	26,798,713	149,597
Robert J. Oakes	26,881,713	66,597
Sanford Rich	26,826,713	121,597
L.J. Rowell	26,831,713	116,597
Paul Soltoff	26,708,713	239,597
Frederick C. Tecce	26,703,713	244,597
Anthony R. Verdi	26,878,713	69,597
Edmond Walters	26,831,713	116,597

     In addition, each of the following two proposals was approved at the annual meeting. The number of votes for each proposal is set forth below:

	For	Against	Abstain
Proposal to ratify the appointment of Sherb & Co., LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2008	26,527,029	358,148	63,133

Proposal to approve the adoption of the Health Benefits Direct Corporation 2008 Equity Compensation Plan	15,208,466	499,015	191,289
There were no broker non-votes with respect to the election of directors and the proposal to ratify the appointment of Sherb & Co., LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2008. There were 9,874,540 broker non-votes with respect to the proposal to approve the adoption of the Health Benefits Direct Corporation 2008 Equity Compensation Plan.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCBB. The prices state inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

	High	Low
2007:
First quarter, ended March 31, 2007	$3.26	$2.55
Second quarter, ended June 30, 2007	$2.93	$2.20
Third quarter, ended September 30, 2007	$2.40	$1.75
Fourth quarter, ended December 31, 2007	$2.60	$1.65

2008:
First quarter, ended March 31, 2008	$1.90	$0.70
Second quarter, ended June 30, 2008	$1.02	$0.41
Third quarter, ended September 30, 2008	$0.70	$0.21
Fourth quarter, ended December 31, 2008	$0.40	$0.06

2009
First quarter through March 30, 2009	$0.16	$0.05
Holders of Record
     Based on information furnished by our transfer agent, as of December 31, 2008, we had approximately 137 holders of record of our common stock.
     Our common stock has been quoted on the OTCBB since December 13, 2005 under the symbol HBDT.OB. Prior to that date, there was no active market for our common stock. Based on information furnished by our transfer agent, as of February 6, 2009, we had approximately 132 holders of record of our common stock. We have not declared any cash dividends on our common stock during the last two fiscal years.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Health Benefits Direct Corporation operates through two business segments.
The Atiam business segment, or Atiam, is a provider of comprehensive, web-based insurance administration software applications. Atiam’s flagship software product is InsPro, which was introduced in 2004. Atiam’s clients include insurance carriers and third party administrators. Atiam realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and consulting and implementation services.
The Telesales business segment, or Telesales, specializes in the direct marketing of health and life insurance and related products to individuals and families. Telesales has developed proprietary technologies and processes to connect prospective insurance customers with Telesales’ agents and service personnel using an integrated on-line platform with call center follow up. Telesales employs licensed agents supported by tele-application, customer service and technology employees for the purpose of providing immediate information to prospective customers and selling insurance products. Telesales receives commission and other fees from the insurance companies for the sale of their products.
During the first quarter of 2009, we ceased the direct marketing and sale of health and life insurance and related products to individuals and families in our Telesales call center. We continue to sell health and life insurance and related products to individuals and families through our non-employee ISG agents. Our Telesales business segment eliminated 43 positions, including all of its licensed employee sales agents along with other Telesales service and support personnel, and eliminated another 20 positions in Telesales through attrition.
On February 20, 2009, we entered into a Client Transition Agreement with eHealth, pursuant to which we transferred to eHealth certain lead information relating to health insurance prospects and broker of record status and the right to receive commissions on certain of the in-force individual and family major medial health insurance policies and ancillary dental, life and vision insurance policies issued by Aetna, Inc., Golden Rule Insurance Company, Humana, Inc., PacifiCare, Inc., Time Insurance Company (marketed under the name Assurant Health) and United Healthcare Insurance Co. on which we were designated as the broker of record as of that date. Certain policies and products were excluded from the transaction, including our agency business generated through our ISG agents, all short term medical products and all business produced through carriers other than the specified carriers. As consideration for such transfer, eHealth agreed to pay us approximately $1,280,000 in cash and to assume certain of our liabilities relating to historical commission advances on the transferred policies in an aggregate amount of approximately $1,385,000. eHealth has also agreed to pay us a portion of each commission payment received by eHealth relating to a transferred policy for the duration of the policy, provided that eHealth remains broker of record on such policy. Additionally, eHealth agreed to construct one or more websites for the purpose of selling health insurance products and to pay us a portion of all first year and renewal commissions received by eHealth from policies sold through such websites that result from marketing to prospects using leads that we delivered to eHealth.

Management anticipates a significant decline in future Telesales revenues as a result of the cessation of direct marketing and sales in Telesales and the eHealth transaction. Revenue from the five insurance carriers covered by the eHealth transaction accounted for 66% of our total revenue for 2008 and 85% of our Telesales segment. Management believes the reduction in future revenues will be mitigated by significant reductions in future expenses.
We have not yet completed a determination of the impairment of long term assets as a result of the cessation of direct marketing and sales and eHealth transaction. The long term assets, which may be impaired, and their net book value as of December 31, 2008, include property and equipment net of depreciation of approximately $434,067, internet domain name www.healthbenefitsdirect.com of $22,389, intangible assets net of accumulated amortization acquired from ISG, including the value of purchased commission override revenue of $227,779 and value of acquired carrier contracts and agent relationships of $1,032,294. We anticipate completing an impairment determination during the first quarter of 2009.
CRITICAL ACCOUNTING POLICIES
The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. Note 2 to the consolidated financial statements for the year ended December 31, 2008 includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.
The preparation of financial statements in conformity with U.S. generally accepted accounting principals requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the application of these estimates, including those related to the recoverability of investments, useful lives of intangible assets, valuation of goodwill, product development costs, revenue recognition and deferred revenue and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ significantly from these estimates.

Revenue Recognition Policy
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
The Company also generates revenue from the sub-lease of our leased New York City office and a portion of our leased Deerfield Beach Florida office, which are both leased under operating leases. The terms of the Company’s sub-lease of our New York City office is under similar terms as our lease. The Company sub-leases portions of our Deerfield Beach office to two unaffiliated parties through January 31, 2010. Sub-lease revenue includes base rent, additional rent representing a portion of occupancy expenses under the terms of the sub-leases and certain technology and facility services provided. We recognize sub-lease revenue when lease rent payments are due in accordance with the sub-lease agreements in accordance with SFAS No. 13 “Accounting for Leases.” Recognition of sub-lease revenue commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the Company’s receivables.
Our Atiam business segment offers InsPro on a licensed and an application service provider, or ASP, basis. An InsPro software license entitles the purchaser to a perpetual license to a copy of the InsPro software installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access an instance of InsPro installed on Atiam owned servers located at Atiam’s offices or at a third party’s site.
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
ACQUISITION OF ATIAM
We acquired Atiam on October 1, 2007. The results of Atiam’s operations prior to our October 1, 2007 acquisition have been excluded from our financial statements. The results of our Atiam business segment have been included in the Company’s statement of operations as of October 1, 2007. Thus Atiam segment’s results from operations for years ended December 31, 2008 and 2007 are not comparable. The Company accounted for the acquisition of Atiam using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. Our calculation for the consideration paid for Atiam in connection with the Bilenia Agreement and the Atiam Merger Agreement in the aggregate was $3,080,744 and consisted of the following:

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

$3,080,744

Intangible assets acquired from Atiam were assigned the following values: value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years; value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years; and employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years. Intangible assets acquired from Atiam had the following unamortized values as of December 31, 2008: value of client contracts and relationships other than license of $816,916; value of purchased software for sale and licensing value of $483,337; and employment and non-compete agreements acquired of $212,319.
RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007
Revenues
For the twelve months ended December 31, 2008, we earned revenues of $24,128,027 compared to $20,709,750 for the twelve months ended December 31, 2007, an increase of $3,418,277 or 17%. The increase in revenues is primarily attributable to an increase in Atiam segment revenues. We acquired Atiam on October 1, 2007. The results of Atiam’s operations prior to our October 1, 2007 acquisition have been excluded from our financial statements. The results of our Atiam business segment have been included in the Company’s statement of operations as of October 1, 2007. Thus Atiam segment’s results from operations for years ended December 31, 2008 and 2007 are not comparable. Telesales segment revenues declined due to lower periodic bonus revenue from carriers, which was caused by lower marketing and selling activity. Revenues include the following:

	For the Twelve Months
	Ended December 31
	2008	2007

Commission revenue from carriers excluding periodic bonuses and ISG	$16,078,942	$16,043,563
Periodic bonus revenue from carriers	100,392	843,311
ISG commission revenue	1,404,244	1,821,958
Lead sale revenue	408,120	859,890
Insurint technology fees	97,177	—
Sub-lease and other revenue	460,640	—

Telesales business segment	18,549,515	19,568,722

Consulting and implementation services	3,889,069	$668,674
ASP revenue	1,123,943	244,854
Sales of software licenses	115,000	137,500
Maintenance revenue	450,500	90,000

Atiam business segment	5,578,512	1,141,028

Total	$24,128,027	$20,709,750

•	In 2008, we earned commission revenue from carriers, excluding periodic bonuses and ISG revenues, of $16,078,942 as compared to $16,043,563 in 2007.
•	We had 31 licensed insurance agent employees at December 31, 2008 as compared to 118 at December 31, 2007. In March 2008, we closed our New York sales office, which accounted for approximately 20% of our sales activity for 2007. We also reduced sales and sales support staff in our Florida office. As a result of the closure, we terminated 34 licensed sales agents and eliminated eight open licensed sales positions, which were vacated subsequent to December 31, 2007. In October 2008, we further reduced our Telesales sales and sales support staff in our Florida office. In October 2008, we terminated 51 employees, including 22 agents. Management believes the reduction in future revenues will be mitigated by significant reductions in future expenses.

•	Subsequent to December 31, 2008, we ceased the direct marketing and sale of health and life insurance and related products to individuals and families in our Telesales call center. We continue to sell health and life insurance and related products to individuals and families through our non-employee ISG agents. Our Telesales business segment eliminated 43 positions, which included all Telesales’ licensed employee sales agents along with other Telesales service and support personnel, and eliminated another 20 positions in Telesales through attrition. Management believes these reductions will result in the reduced expenses in excess of reduced revenue.
•	In 2008, we earned periodic bonuses from carriers of $100,392 as compared to $843,311 in 2007. The Telesales segment receives bonuses from certain carriers, which are based primarily on the Telesales segment’s sales performance and criteria established by carriers and generally do not extend beyond the current calendar year. Accordingly, we cannot determine what criteria, if any, may be offered by its carriers pertaining to bonuses beyond the current calendar year. As a result of the cessation of direct marketing and sales in 2009, management does not anticipate receiving material periodic bonuses from carriers in the future.

•	In 2008, we earned revenue of $1,404,244 relating to ISG as compared to $1,821,958 in 2007. ISG revenue declined as a result of reduced new sales, the lapse of inforce business and reduced commission overrides earned on the Telesales segment on new and inforce business. As a result of the transaction with eHealth in February 2009, management anticipates a significant decline in ISG commission revenue as a result of the elimination of commission overrides for all Telesales business.

•	In 2008, we earned revenues of $408,120 relating to the sale of leads to third parties as compared to $859,890 in 2007. We re-sell certain leads that we purchase in order to recoup a portion of our lead cost. The primary reason for the decrease in lead sales revenue is a decrease in lead cost spending, which resulted in a reduced number of leads available for sale. As a result of the cessation of direct marketing in the first quarter of 2009, management does not anticipate receiving material lead revenue in the future.

•	In 2008, we earned revenues of $97,177 relating to Insurint technology fees. Our Insurint subsidiary provides a proprietary, professional-grade, web based agent portal to support and assist insurance agents in the business of marketing and selling health insurance and related products. Insurint’s technology fees commenced in the second quarter of 2008.

•	In 2008 we earned revenue of $460,640 relating to the sub-lease of a portion of our Florida office and our former New York sales office. Sub-lease revenue includes base rent, additional rent pertaining to utilities and occupancy costs and certain telephony, technology and facility services provided by us to certain of our sub-tenants.
•	On February 21, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 5,200 square feet of our Deerfield Beach office space beginning March 1, 2008 through February 28, 2009. This sub-lease agreement was amended and restated on October 3, 2008 to increase the sub-leased square footage to 13,900 and extend the lease term through January 31, 2010.

•	On October 1, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 8,000 square feet of our Deerfield Beach office space beginning October 15, 2008 through January 31, 2010. In accordance with this sub-lease agreement the Company recognizes base rent, additional rent representing a portion of certain actual occupancy expenses for our Deerfield Beach office and certain telephony, technology and facility services provided to our sub-tenant.

•	On April 17, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party will sub-lease our New York office space for the balance of the Company’s Sublease Agreement and pay the Company sub-lease payments essentially equal to the Company’s costs under the Sublease Agreement. The third party commenced paying sub-sublease payments to the Company in September 2008 however the third party failed to pay their December 2008, January and February 2009 rent when due. The Company is a beneficiary to a letter of credit in the amount of $151,503, which is available for the Company to draw against in the event of the third party’s failure to pay their rent when due. We have notified the third party that they have breached their lease and that we will make draws against the letter of credit for amounts past due.

Total Operating Expenses
Our total operating expenses in 2008 were $33,091,737 as compared to $35,037,791 for 2007, for a decrease of $1,946,054 or 6%. Total operating expenses consisted of the following:

	For the Twelve Months
	Ended December 31,
	2008	2007

Telesales business segment	$26,781,420	$34,219,253
Atiam business segment	6,310,318	943,538

Total	$33,091,738	$35,162,791

Telesales’ operating expenses consisted of the following:

	For the Twelve Months
	Ended December 31,
	2008	2007

Salaries, commission and related taxes	$13,665,679	$17,077,101
Lead, advertising and other marketing	4,375,466	8,478,643
Depreciation and amortization	1,922,438	2,154,916
Rent, utilities, telephone and communications	3,319,088	2,658,471
Professional fees	1,672,450	1,915,223
Loss on impairment of property and equipment	88,922	—
Loss on impairment of intangible asset	380,711	125,000
Other general and administrative	1,356,666	1,809,899

Total	$26,781,420	$34,219,253

•	Salaries, commissions and related taxes declined in 2008 compared to 2007 as a result of employee workforce reductions.

•	Our operating expenses for 2008 included approximately $3.0 million of non-recurring charges pertaining to severance, acceleration of equity compensation, expenses related to the closing of our New York office and litigation.

•	Loss on impairment of property and equipment pertains to the closure of our Telesales New York sales office. During the first quarter of 2008 Telesales closed its sales office located in New York. As of March 31, 2008, we determined that all furniture and lease-hold improvements located at the New York sales office were impaired as a result of the office closure. During the first quarter of 2008, we recorded $88,922 expense to write-down the value of these assets to their net realizable value.

•	Loss on impairment of intangible assets pertains to the following:
•	During the first quarter of 2008, we determined that the portion of license fee paid by Telesales for a commission system together with capitalized costs incurred to implement the commission system was impaired as a result of the absence of definitive plans to implement this system for internal use in Telesales. We recorded a $295,633 expense in the first quarter of 2008 to write-off the value of this asset.

•	As a result of Ivan Spinner’s termination of employment, we have determined that the value of an employment and non-compete agreement acquired pertaining to Mr. Spinner was impaired as of December 31, 2008 and recorded an impairment charge of $85,078 in loss on impairment of intangible assets.
We acquired Atiam on October 1, 2007. The results of Atiam’s operations prior to our October 1, 2007 acquisition have been excluded from our financial statements. The results of our Atiam business segment have been included in the Company’s statement of operations as of October 1, 2007. Thus Atiam segment’s results from operations for years ended December 31, 2008 and 2007 are not comparable. Atiam’s operating expenses consisted of the following:

	For the Twelve Months
	Ended December 31,
	2008	2007

Salaries, commission and related taxes	$3,467,151	$467,066
Lead, advertising and other marketing	15,017	11,052
Depreciation and amortization	645,707	131,851
Rent, utilities, telephone and communications	190,626	62,264
Professional fees	1,276,052	146,884
Other general and administrative	715,765	124,421

Total	$6,310,318	$943,538

Other income (expenses)
Interest income was attributable to interest-bearing cash deposits resulting from the capital raised in private placements. The decrease in interest income is the result of a decline in interest rates and to a lesser extent a decline in cash balances.
Interest expense pertains to imputed interest on certain employee obligations.
Net loss
As a result of these factors described above, we reported a net loss of $8,976,084 or $0.23 loss per share in 2008 as compared to a net loss of $14,136,599 or $0.43 loss per share in 2007.
Results of Operations for Telesales Business Segment
Revenues
In 2008, we earned revenues of $18,549,515 as compared to $19,568,722 in 2007, for a decrease of $1,019,207or 5%. Telesales segment revenues declined due to lower periodic bonus revenue from carriers, which was caused by lower marketing and selling activity. Revenues include the following:

	For the Twelve Months
	Ended December 31
	2008	2007
Commission revenue from carriers excluding periodic bonuses and ISG	$16,078,942	$16,043,563
Periodic bonus revenue from carriers	100,392	843,311
ISG commission revenue	1,404,244	1,821,958
Lead sale revenue	408,120	859,890
Insurint technology fees	97,177	—
Sub-lease and other revenue	460,640	—

Total	$18,549,515	$19,568,722

•	In 2008, we earned commission revenue from carriers, excluding periodic bonuses and ISG revenues, of $16,078,942 as compared to $16,043,563 in 2007.
•	We had 31 licensed insurance agent employees at December 31, 2008 as compared to 118 at December 31, 2007. In March 2008, we closed our New York sales office, which accounted for approximately 20% of our sales activity for 2007. We also reduced sales and sales support staff in our Florida office. As a result of the closure, we terminated 34 licensed sales agents and eliminated eight open licensed sales positions, which were vacated subsequent to December 31, 2007. In October 2008, we further reduced our Telesales sales and sales support staff in our Florida office and terminated 51 employees, including 22 agents. Management believes these reductions will result in the reduced expenses in excess of reduced revenue.

•	Subsequent to December 31, 2008, we ceased the direct marketing and sale of health and life insurance and related products to individuals and families in our Telesales call center. We continue to sell health and life insurance and related products to individuals and families through our non-employee ISG agents. Our Telesales business segment eliminated 43 positions including all of its licensed employee sales agents, along with other Telesales service and support personnel, and eliminated another 20 positions in Telesales through attrition. Management believes these reductions will result in the reduced expenses in excess of reduced revenue.
•	In 2008, we earned periodic bonuses from carriers of $100,392 as compared to $843,311 in 2007. The Telesales segment receives bonuses from certain carriers, which are based primarily on the Telesales segment’s sales performance and other criteria established by carriers and generally do not extend beyond the current calendar year. Accordingly, we cannot determine what criteria, if any, may be offered by its carriers pertaining to bonuses beyond the current calendar year. As a result of the cessation of direct marketing and sales in the first quarter of 2009, management does not anticipate receiving material periodic bonuses from carriers in the future.

•	In 2008, we earned revenue of $1,404,244 relating to ISG as compared to $1,821,958 in 2007. ISG revenue declined as a result of reduced new sales, the lapse of inforce business and reduced commission overrides earned on the Telesales segment on new and inforce business. As a result of the transactions with eHealth in February 2009, management anticipates a significant decline in ISG commission revenue as a result of the elimination of commission overrides for all Telesales business.

•	In 2008, we earned revenues of $408,120 relating to the sale of leads to third parties as compared to $859,890 in 2007. We re-sell certain leads that we purchase in order to recoup a portion of our lead cost. The primary reason for the decrease in lead sales revenue is a decrease in lead cost spending, which results in a reduced number of leads available for sale. As a result of the cessation of direct marketing in the first quarter of 2009, management does not anticipate receiving material lead revenue in the future.

•	In 2008, we earned revenues of $97,177 relating to Insurint technology fees. Our Insurint subsidiary provides a proprietary, professional-grade, web based agent portal to support and assist insurance agents in the business of marketing and selling health insurance and related products. Insurint’s technology fees commenced in the second quarter of 2008.

•	In 2008, we earned revenue of $460,640 relating to the sub-lease of a portion of our Florida office and our former New York sales office. Sub-lease revenue includes base rent, additional rent pertaining to utilities and occupancy costs and certain telephony, technology and facility services provided by us to certain of our sub-tenants.
•	On February 21, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 5,200 square feet of our Deerfield Beach office space beginning March 1, 2008 through February 28, 2009. This sub-lease agreement was amended and restated on October 3, 2008 to increase the sub-leased square footage to 13,900 and extend the lease term through January 31, 2010.

•	On October 1, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 8,000 square feet of our Deerfield Beach office space beginning October 15, 2008 through January 31, 2010. In accordance with this sub-lease agreement the Company recognizes base rent, additional rent representing a portion of certain actual occupancy expenses for our Deerfield Beach office and certain telephony, technology and facility services provided to our sub-tenant.

•	On April 17, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party will sub-lease our New York office space for the balance of the Company’s Sublease Agreement and pay the Company sub-lease payments essentially equal to the Company’s costs under the Sublease Agreement. The third party commenced paying sub-sublease payments to the Company in September 2008 however the third party failed to pay their December 2008, January and February 2009 rent when due. The Company is a beneficiary to a letter of credit in the amount of $151,503, which is available for the Company to draw against in the event of the third party’s failure to pay their rent when due. We have notified the third party that they have breached their lease and that we will make draws against the letter of credit for amounts past due.

Total Operating Expenses
Our Telesales segment’s total operating expenses in 2008 were $26,781,420 as compared to $34,219,253 in 2007, for a decrease of $7,437,833 or 22%. Total operating expenses consisted of the following:
•	Salaries, commission and related taxes consisted of the following:

	For the Twelve Months Ended
	December 31,
	2008	2007
Salaries, wages and bonuses	$8,192,550	$10,462,015
Share based employee and director compensation	1,516,686	1,751,556
Commissions to employees	1,928,889	2,634,257
Commissions to non-employees	371,441	398,900
Employee benefits	347,011	433,099
Payroll taxes	726,659	920,957
Severance and other compensation	505,610	365,651
Directors’ compensation	76,833	110,666

Total	$13,665,679	$17,077,101

•	Salaries and wages were $8,192,550 in 2008 as compared to $10,462,015 in 2007, for a decrease of $2,269,465 or 22%.
•	This decrease is the result of the reduced personnel employed by the Telesales segment.

•	The Telesales segment had 89 employees at December 31, 2008 as compared to 253 at December 31, 2007.
•	In March 2008, we closed our New York sales office, which accounted for approximately 20% of our sales activity for 2007. We also reduced sales and sales support staff in our Florida office. As a result of the closure, we terminated 34 licensed sales agents and eliminated eight open licensed sales positions, which were vacated subsequent to December 31, 2007. In October 2008, we further reduced our Telesales sales and sales support staff in our Florida office and terminated 51 employees, including 22 agents. Management believes these reductions will result in the reduced expenses in excess of reduced revenue.

•	Subsequent to December 31, 2008, we ceased the direct marketing and sale of health and life insurance and related products to individuals and families in our Telesales call center. We continue to sell health and life insurance and related products to individuals and families through our non-employee ISG agents. Our Telesales business segment eliminated 43 positions including all of its licensed employee sales agents along with other Telesales service and support personnel and eliminated another 20 positions in Telesales through attrition. Management believes these reductions will result in the reduced expenses in excess of reduced revenue.
•	Share-based employee and director compensation expense was $1,516,686 in 2008 as compared to $1,751,556 in 2007.
•	The decrease in 2008 as compared to 2007 was in part the result of an expense in 2007 pertaining to the modification of the expiration dates and vesting of two former executives’ options in the amount of $212,426 and vesting schedules of stock options issued in 2006.

•	Share-based employee and director compensation consists of stock option and restricted stock grants, which are valued at fair-value on the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.
•	Commissions to employees were $1,928,889 in 2008 as compared to $2,634,257 in 2007. This decrease was the result of a decrease in sales that resulted in lower sales commission expense.

•	Commissions to non-employees were $371,441 in 2008 as compared to $398,900 in 2007. We pay commissions to non-employee ISG agents.

•	Employee benefits expense was $347,011 in 2008 as compared to $433,099 in 2007. This decrease is the result of the reduced personnel employed by the Telesales segment. Our employee benefit cost consists of the company-paid portion of group medical, dental and life insurance coverage and partial matching of employee contributions to our 401(k) plan.

•	Payroll taxes expense was $726,659 in 2008 as compared to $920,957 in 2007. The decrease was the result of lower salaries, wages, bonuses and commissions to employees.

•	Severance and other compensation expense was $505,610 in 2008 as compared to $365,651 in 2007. The increase was the result of severance expense as a result of the termination of Ivan Spinner.

•	Lead, advertising and other marketing was $4,375,466 in 2008 as compared to $8,478,643 in 2007, a decrease of $4,103,177 or 48%, due primarily to a decrease in the number of leads purchased in 2008 compared to 2007. Subsequent to December 31, 2008, we ceased the direct marketing and sale of health and life insurance and related products to individuals and families in its Telesales call center, which will result in the elimination of lead cost in the future.
•	Depreciation and amortization expense consisted of the following:

	For the Twelve Months Ended
	December 31,
	2008	2007
Amortization of intangibles acquired as a result of the ISG acquisition	$1,045,119	$1,287,397
Amortization of software and website development	198,181	223,081
Amortization of internet domain name	53,733	53,733
Depreciation expense	625,405	590,705

Total	$1,922,438	$2,154,916

•	In 2008, we incurred amortization expense of $1,045,119 as compared to $1,287,397 for the intangible assets acquired from ISG. The intangible assets acquired from ISG represent the value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value, the value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized over five years in proportion to expected future value and the value of employment and non-compete agreement acquired with an assigned value of $800,593 amortized on a straight line basis over a weighted average useful life of 3.2 years.
•	As a result of Ivan Spinner’s termination of employment, we have determined the value of an employment and non-compete agreement acquired pertaining to Mr. Spinner impaired as of December 31, 2008 and recorded an impairment charge of $85,078 in loss of impairment of intangible asset.
•	In 2008, we incurred depreciation expense of $625,405 as compared to $590,705 in 2007. The increase pertains to the impairment of furniture and equipment located at the Company’s former New York sales office.

•	Rent, utilities, telephone and communications expenses consisted of the following:

	For the Twelve Months Ended
	December 31,
	2008	2007
Rent, utilities and other occupancy	$2,609,673	$1,848,632
Telephone and communications	709,415	809,839

Total	$3,319,088	$2,658,471

•	In 2008, we incurred rent, utilities and other occupancy expense of $2,609,673 as compared to $1,848,632 in 2007. The increase was primarily attributable to a $629,326 accrual for the non-terminable lease for Telesales’ New York sales office. In March 2008, we closed our sales office located in New York. On April 17, 2008, we entered into a sub-lease agreement with a third party, whereby the third party will sub-lease our New York office space for the balance of our lease and pay us sub-lease payments essentially equal to the payments under the lease. The terms of the sublease agreement required us to make certain leasehold improvements. The third party commenced paying sub-lease payments to us in September 2008; however, the third party failed to pay its December 2008 and January and February 2009 rent when due. We are a beneficiary to a letter of credit in the amount of $151,503, which is available for us to draw against in the event of the third party’s failure to pay its rent when due. Effective December 31, 2008, we have accrued $629,396 related to the non-terminable lease for the abandoned facilities, which is net present value of our future lease payments due under the remaining sublease agreement term, plus management’s estimate of utility payments, which are estimated to be $773,311, less management’s estimate of future sub-lease revenue secured by the letter of credit, which is estimated to be $120,023.

•	In 2008, we incurred telephone and communications expense of $709,415 as compared to $809,839 in 2007. The decrease was primarily attributable the closure of Telesales’ New York sales office reduced sales and sales support staff in our Florida office.
•	In 2008, we incurred professional fees of $1,672,450 as compared to $1,915,223 in 2007 for a decrease of $242,774 or 13%. The decrease was primarily attributable to lower recruiting and technology outsourcing fees.

•	During the first quarter of 2008, Telesales closed its sales office located in New York. As of March 31, 2008, we determined that all furniture and lease-hold improvements located at the New York sales office were impaired as a result of the office closure. During the first quarter of 2008, we recorded an $88,922 expense to write-down the value of these assets to their net realizable value in loss on impairment of property and equipment.

•	Loss on impairment of intangible assets pertains to the following:
•	During the first quarter of 2008, we determined that the portion of the license fee paid by Telesales for a commission system, together with capitalized costs incurred to implement the commission system, was impaired as a result of the absence of definitive plans to implement this system for internal use in Telesales. We recorded a $295,633 expense in the first quarter of 2008 to write-off the value of this asset.

•	As a result of Ivan Spinner’s termination of employment, we have determined the value of an employment and non-compete agreement acquired pertaining to Mr. Spinner impaired as of December 31, 2008 and recorded an impairment charge of $85,078 in loss on impairment of intangible asset.
•	Other general and administrative expenses consisted of the following:

	For the Twelve Months Ended
	December 31,
	2008	2007
Licensing and appointment fees	$295,549	$440,240
Travel and entertainment	112,977	301,206
Office expense	353,519	824,181
Other	594,621	244,272

Total	$1,356,666	$1,809,899

•	We incur licensing and appointment costs associated with the licensing of our employee insurance agents. The reduction in licensing cost is primarily the result of the reduction in licensed employees.
•	In March 2008, we closed our New York sales office and also reduced sales and sales support staff in our Florida office. As a result, we terminated 34 licensed sales agents and eliminated eight open licensed sales positions, which were vacated subsequent to December 31, 2007. In October 2008, we further reduced our Telesales sales and sales support staff in our Florida office and terminated 51 employees, including 22 agents.

•	Subsequent to December 31, 2008, we ceased the direct marketing and sale of health and life insurance and related products to individuals and families in our Telesales call center. We continue to sell health and life insurance and related products to individuals and families through our non-employee ISG agents. Our Telesales business segment eliminated all of its licensed employee sales agents. We do not incur licensing and appointment fees for our non-employee ISG agents.
•	In 2008, we had a decrease of $658,891, or 36%, in travel, entertainment and office expense as compared to 2007, due to the closing of the New York sales office and an overall reduction in travel.

•	In 2008, we had an increase of $350,349 in other expense as compared to 2007, primarily due to estimated cost of settling certain litigation.
Loss from operations
As result of these factors described above, we reported a loss from operations of $8,231,905 in 2008 as compared to a loss from operations of $14,650,531 in 2007 in our Telesales business segment.

Results of Operations for the Atiam Business Segment
We acquired Atiam on October 1, 2007. The results of Atiam’s operations prior to our October 1, 2007 acquisition have been excluded from our financial statements. The results of our Atiam business segment have been included in the Company’s statement of operations as of October 1, 2007. Thus Atiam segment’s results from operations for years ended December 31, 2008 and 2007 are not comparable.
Revenues
For 2008, we earned revenues of $5,578,512, which consisted of the following:

	For the Twelve Months
	Ended December 31,
	2008	2007

Consulting and implementation services	$3,889,069	$668,674
ASP revenue	1,123,943	244,854
Sales of software licenses	115,000	137,500
Maintenance revenue	450,500	90,000

Total	$5,578,512	$1,141,028

In 2008, we earned revenues from seven clients as follows:

	For the Twelve Months
	Ended December 31,
	2008	2007

Client 1	$2,885,388	$474,626
Client 2	786,740	344,863
Client 3	576,399	225,089
Client 4	552,138	96,450
Clients 5, 6, 7	777,847	—

	$5,578,512	$1,141,028

•	Consulting and implementation services revenues are from seven InsPro clients. Implementation services provided to these clients included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•	In 2008, we earned ASP revenue from five InsPro clients. ASP hosting service enables a client to lease the InsPro software, paying only for the capacity required to support its business. ASP clients access InsPro installed on Atiam owned servers located at Atiam’s offices or at a third party’s site.

•	In 2008, we earned software license revenue from a single InsPro client.

•	In 2008, we earned maintenance revenues from four clients.
Total Operating Expenses
Our Atiam business segment’s total operating expenses in 2008 were $6,310,318 and consisted of the following:
•	Salaries, commission and related taxes consisted of the following:

	For the Twelve Months
	Ended December 31,
	2008	2007
Salaries, wages and bonuses	$3,073,867	$410,962
Employee benefits	192,053	29,405
Payroll taxes	201,231	26,699

Total	$3,467,151	$467,066

•	The Atiam business segment had 31 employees at December 31, 2008.
•	Lead, advertising and other marketing was $15,017 in 2008 as compared to $11,052 in 2007 and consisted primarily of marketing and conference fees.

•	Depreciation and amortization expense consisted of the following:

	For the Twelve Months
	Ended December 31,
	2008	2007
Amortization of intangibles acquired as a result of the Atiam acquisition	$468,081	$117,020
Software development costs for external marketing	43,574	—
Depreciation expense	134,052	14,831

Total	$645,707	$131,851

•	In 2008, we incurred amortization expense of $468,081 for the intangible assets acquired from Atiam. The Atiam acquisition was effective October 1, 2007. Intangible assets acquired from Atiam were assigned the following values:
•	value of client contracts and relationships (other than licenses) with an assigned value of $1,089,223, amortized straight line over five years

•	value of purchased software for sale and licensing value with an assigned value of $644,449, amortized on a straight line basis over five years

•	employment and non-compete agreements acquired with an assigned value of $364,000, amortized on a straight line basis over three years.
•	In 2008, we incurred amortization expense of $43,574 for software development cost for external marketing.
•	In 2008, we incurred rent, utilities, telephone and communications expense, which consisted of the following:

	For the Twelve Months
	Ended December 31,
	2008	2007
Rent, utilities and other occupancy	$126,844	$46,248
Telephone and communications	63,781	16,016

Total	$190,625	$62,264

•	In 2008, we incurred professional fees of $1,276,053, which pertain primarily to outsourced system development costs and to a lesser extent employee recruiting services.

•	In 2008, we incurred other general and administrative expenses, which consisted of the following:

	For the Twelve Months Ended December 31,
	2008	2007

Office expenses	$23,367	$114,652
Travel and entertainment	113,217	21,894
Computer processing, hardware, software and other	579,181	(12,125)

Total	$715,765	$124,421

•	We incur travel and entertainment expenses in connection with marketing, sales and implementation of InsPro at client locations.

•	We incur computer processing fees associated with ASP hosting services. Atiam has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee. This third party provides Atiam with hosting services for our client’s ASP production and test environments.

Loss From Operations
As a result of these factors described above, we reported a loss from operations of $731,806 in 2008 in our Atiam business segment.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2008, we had a cash balance of $1,842,419 and working capital deficit of $(3,540,008).
On March 31, 2008, we entered into securities purchase agreements with certain institutional investors and completed a private placement of an aggregate of 6,250,000 shares of our common stock and warrants to purchase 6,250,000 shares of our common stock. Pursuant to the agreements we sold investment units at a per unit purchase price of $0.80. Each unit sold in the private placement consisted of one share of common stock and a warrant to purchase one share of common stock at an initial exercise price of $0.80 per share, subject to adjustment as provided therein. The gross proceeds from the private placement were $5,000,000 and we incurred $70,238 of legal and other expenses in connection with the private placement. We have and are using the net proceeds of the private placement for working capital purposes.
At December 31, 2008, we had a restricted cash balance of $1,150,000, which represents money market account balances pertaining to two letters of credit for the benefit of the landlords of our Florida and New York offices. The money market accounts are on deposit with the issuer of the letters of credit. We receive interest on the money market accounts.
Net cash used by operations was $8,354,232 in 2008 as compared to cash used by operations of $5,500,884 in 2007. In 2008, we used cash to fund:
•	Our net loss of $8,976,084.

•	Decreases in unearned commission advances of $5,428,424 relating to decreased commission payments from certain of our insurance carriers that advance our future commission revenue.
•	We have agreements with certain of our insurance carriers whereby our insurance carriers advance our first year premium commissions before the commissions are earned. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances. These advance agreements represent a material source of cash to fund our operations. Unearned commission advances are recognized as commission revenue after we receive notice that the insurance company has received payment of the related premium. In the event that the insurance company does not receive payment of the related premium pertaining to a commission advance, the insurance company generally deducts the unearned commission advance from its commission payments to us.

•	We have an advance agreement with Golden Rule that is contractually limited to a maximum of $9,000,000, can be terminated by either party at any time, and in the event of termination, our outstanding advance balance (including interest, if any) can be called by Golden Rule with seven days’ written notice. This advance agreement expired on December 31, 2008 and, as a result, Golden Rule will no longer advance first year premium commissions to us going forward. As of December 31, 2008, our outstanding advance balance with Golden Rule was $2,317,003. Subsequent to December 31, 2008 in connection with the eHealth transactions, eHealth paid Golden Rule a total of $966,097, which represented a partial repayment of our outstanding advance balance owed to Golden Rule. eHealth advanced these funds from amounts that otherwise would have been due to us from eHealth under the terms of the eHealth transaction. In addition, eHealth assumed approximately $794,000 of our outstanding advance balance with Golden Rule as of the date of the eHealth transaction.

•	We have an advance agreement with Humana that allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which, if not repaid within 30 days, would incur interest expense. As of December 31, 2008, our outstanding advance balance with Humana was $353,808. Subsequent to December 31, 2008 in connection with the eHealth transaction eHealth assumed $370,794 of the Company’s outstanding advance balance with Humana as of the date of the eHealth transaction. Effective January 31, 2009 Humana notified the Company that it will no longer advance first year premium commissions and charged back to the Company the remaining unearned commission advance as of January 31, 2009.

•	As of December 31, 2008, our outstanding advance balance with Assurant was $236,064. Subsequent to December 31, 2008, in connection with the eHealth transaction, eHealth assumed approximately $220,000 of our outstanding advance balance with Assurant as of the date of the eHealth transaction.
•	The payment of $157,288 of income tax liabilities assumed as a result of our acquisition of Atiam in 2007.

•	Decreases in accounts payable of $570,313 in 2008, which is primarily the result of the payment of lead and marketing costs.

•	Increases in accrued expense of $599,307 in 2008, which is primarily the result of increased professional services in the fourth quarter of 2008.

•	Decreases in accounts receivable of $753,398 in 2008, which is the result of decreased commission payments from certain of our insurance carriers that advance us future commission revenue.

In addition to cash used in operating activities, we incurred $4,623,332 of non cash expenses and impairments in 2008, which were included in our net loss, including:
•	Stock-based compensation and consulting expense of $1,516,686 and $1,772,031 in 2008 and 2007, respectively.

•	Depreciation and amortization expense of $2,568,145 and $2,286,767 in 2008 and 2007, respectively.

•	$135,401 loss on impairment of property and equipment pertaining to furniture and lease-hold improvements located at our former New York sales office.

•	$380,711 loss on impairment of intangible assets, which included $295,633 of expense in 2008 to write-off the value of license fee and capitalized costs incurred to implement a commission system; and $85,078 as a result of Ivan Spinner’s termination of employment and impairment of acquired ISG employee contracts.
Net cash used by investing activities in 2008 was $760,558 as compared to $1,887,020 in 2007. Investing activities pertain to internal development of software for internal and external use and the purchase of property and equipment supporting current and future operations. Investing activities in 2007 included $1.35 million for the purchase of Atiam on October 1, 2007.
Net cash provided by financing activities in 2008 was $5,169,624 as compared to $10,863,708 in 2007.
•	In the first quarter of 2008, we completed a private placement with certain institutional accredited investors and issued 6,250,000 shares of our common stock and warrants to purchase 6,250,000 shares of our common stock. Our gross proceeds were $5,000,000 and we incurred $70,238 of legal and other expenses in connection with the private placement.

•	In the first quarter of 2007, we completed a private placement with certain institutional and individual accredited investors and issued 5,000,000 shares of our common stock and warrants to purchase 2,500,000 shares of our common stock. Gross proceeds were $11,250,000 and placement and other fees paid in connection with the private placement were $895,240.

•	In 2008, our Atiam business segment has entered into several capital lease obligations to purchase equipment used for operations.

During the year ended December 31, 2008 we used $8,354,232 of cash to fund operations and $760,558 of cash to fund investing activities. As of December 31, 2008, we have funded our operating activities from the proceeds of the sale of our common stock; however, based on our most recent financial projections, we believe that our current level of liquid assets and our expected cash flows from operations may not be sufficient to finance our operations and financial commitments in the future. As a result, we have begun to reduce and expect to further reduce our cost structure. For example, during the first quarter of 2008, we closed our former New York sales office and reduced staffing at our Florida office in order to reduce expenses and our negative cash flow. During the third quarter of 2008, we sub-leased our former New York office and began receiving sub-lease rental revenue, which will offset the lease occupancy costs of the New York office. Subsequent to September 30, 2008, we further reduced our staffing and subleased a portion of its Florida office to further reduce our expenses and negative cash flow; however we anticipate that we will continue to use cash to fund operations for the foreseeable future. Management believes that our cash on hand together with the net proceeds of the January 2009 private placement and the recent sale of the Telesales agency business to eHealth will be sufficient to meet our cash requirements through at least the next 12 months.
Off-Balance Sheet Arrangements
We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.
The letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account, which as of December 31, 2008, had a balance of $1,150,000. This money market account is on deposit with the issuer of the letters of credit and is classified as restricted cash on our balance sheet. The terms of the money market account allow us to receive interest on the principal but prohibits us from withdrawing the principal for the life of the letters of credit.

Guarantee of Indebtedness by the Company to Third Parties Pertaining to Unearned Commission Advances Paid to Non-employee ISG Agents
The Company is a party to sales and marketing agreements whereby the Company has guaranteed the repayment of unearned commission advances paid directly from third parties including certain of the Company’s insurance carriers to the Company’s non-employee ISG agents. Under these agreements certain third parties pay commissions directly to the Company’s non-employee ISG agents and such payments include advances of first year premium commissions before the commissions are earned. Unearned commission advances from the Company’s insurance carriers to the Company’s non-employee ISG agents are earned after the insurance company has received payment of the related premium. In the event that the insurance company does not receive payment of the related premium pertaining to an unearned commission advance the third parties generally deduct the unearned commission advance from its commission payments to the Company’s non-employee ISG agents in the form of charge-backs. In the event that commission payments from these third parties to the Company’s non-employee ISG agents do not exceed the charge-backs these third parties may deduct the unearned commission advance to non-employee ISG agents from their payments to the Company or demand repayment of the non-employee ISG agents’ unearned commission balance from the Company. The current amount of the unearned commission advances these third parties to the Company’s non-employee ISG agents, which is the maximum potential amount of future payments the Company could be required to make to these third parties, is estimated to be approximately $643,000 as of December 31, 2008. As of December 31, 2008 the Company has recorded a liability of $76,651 in accrued expenses for the estimated amount the Company anticipates it will pay pertaining to these guarantees. Unearned commission advances from these third parties are collateralized by the future commission payments to the non-employee ISG agents and to the Company. The Company has recourse against certain non-employee ISG agents in the event the Company must pay the unearned commission advances.
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
As of December 31, 2008 the Company has not taken delivery of the STP software or issued Common Stock in connection with the License Agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
FINANCIAL STATEMENTS

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
Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

/s/ Anthony R. Verdi
Anthony R. Verdi
Chief Financial Officer and Chief Operating Officer (Principal Executive Officer and Principal Financial Officer) March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Health Benefits Direct Corporation and Subsidiaries
Radnor, Pennsylvania
We have audited the accompanying consolidated balance sheets of Health Benefits Direct Corporation and Subsidiaries as of December 31, 2008 and December 31, 2007, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2008 and December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Benefits Direct Corporation and Subsidiaries as of December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants
Boca Raton, Florida
March 26, 2009

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash	$1,842,419	$5,787,585
Accounts receivable, less allowance for doubtful accounts $2,173 and $59,106	919,868	1,720,014
State tax receivable	31,290	—
Deferred compensation advances	36,186	578,372
Prepaid expenses	177,833	182,087
Other current assets	8,461	22,285

Total current assets	3,016,057	8,290,343

Restricted cash	1,150,000	1,150,000
Property and equipment, net of accumulated depreciation $1,545,150 and $1,115,562	1,163,948	1,592,480
Intangibles, net of accumulated amortization $4,859,779 and $3,108,771	3,198,407	5,095,960
Other assets	180,641	165,871

Total assets	$8,709,053	$16,294,654

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$912,751	$1,483,064
Accrued expenses	2,030,948	1,406,641
Current portion of capital lease obligations	89,297	14,707
Sub-tenant security deposit	39,093	—
Due to related parties	4,315	28,500
Unearned commission advances	3,022,161	8,450,585
Deferred revenue	457,500	209,125
Income tax payable	—	157,288

Total current liabilities	6,556,065	11,749,910

LONG TERM LIABILITIES:
Capital lease obligations	209,511	44,241

Total long term liabilities	209,511	44,241

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($.001 par value; 90,000,000 shares authorized; 41,279,645 and 34,951,384 shares issued and outstanding	41,279	34,951
Additional paid-in capital	43,281,139	36,868,409
Accumulated deficit	(41,378,941)	(32,402,857)

Total shareholders’ equity	1,943,477	4,500,503

Total liabilities and shareholders’ equity	$8,709,053	$16,294,654

See accompanying notes to audited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2008	2007

Revenues	$24,128,027	$20,709,750

Operating expenses:
Salaries, commission and related taxes	17,132,830	17,544,167
Lead, advertising and other marketing	4,390,483	8,489,695
Depreciation and amortization	2,568,145	2,286,767
Rent, utilities, telephone and communications	3,509,713	2,720,735
Professional fees	2,948,503	2,062,107
Loss on impairment of property and equipment	88,922	—
Loss on impairment of intangible asset	380,711	125,000
Other general and administrative	2,072,431	1,934,320

	33,091,738	35,162,791

Loss from operations	(8,963,711)	(14,453,041)

Other income (expense):
Loss on disposal of property and equipment	(46,479)	(2,592)
Interest income	73,913	350,707
Interest expense	(39,807)	(31,673)

Total other income (expense)	(12,373)	316,442

Net loss	$(8,976,084)	$(14,136,599)

Net loss per common share:
Net loss per common share — basic and diluted	$(0.23)	$(0.43)

Weighted average common shares outstanding — basic and diluted	39,734,505	33,006,127

See accompanying notes to audited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock, $.001
	Par Value				Total
	Number of		Additional	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance — December 31, 2006	28,586,471	$28,586	$22,668,453	$(18,266,258)	$4,430,781
Common stock issued in private placement	5,000,000	5,000	10,349,760	—	10,354,760
Common stock issued in SCA purchase	739,913	740	1,649,266		1,650,006
Common stock issued to directors as compensation	75,000	75	161,175	—	161,250
Modification of employee stock options	—	—	212,426	—	212,426
Issuance of restricted stock to employees	250,000	250	(250)	—	—
Common stock issued upon exercise of warrants	300,000	300	449,700	—	450,000
Issuance of stock options	—	—	—	—	—
Amortization of deferred compensation	—	—	1,377,879	—	1,377,879
Net loss for the period	—	—	—	(14,136,599)	(14,136,599)

Balance — December 31, 2007	34,951,384	34,951	36,868,409	(32,402,857)	4,500,503
Common stock issued in private placement	6,250,000	6,250	4,923,512	—	4,929,762
Common stock issued to directors as compensation	174,010	174	167,814	—	167,988
Return of restricted stock from employees in payment of withholding tax	(20,749)	(21)	(27,368)	—	(27,389)
Forfeiture of restricted stock	(75,000)	(75)	75	—	—
Amortization of deferred compensation	—	—	1,348,697	—	1,348,697
Net loss for the period	—	—	—	(8,976,084)	(8,976,084)

Balance — December 31, 2008	41,279,645	$41,279	$43,281,139	$(41,378,941)	$1,943,477

See accompanying notes to audited consolidated financial statements

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(8,976,084)	$(14,136,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,568,145	2,286,767
Stock-based compensation and consulting	1,516,686	1,772,031
Loss on impairment of property and equipment	88,922	—
Loss on impairment of intangible assets	380,711	—
Loss on the disposal of property and equipment	46,479	—
Provision for bad debt	46,748	(20,317)
Changes in assets and liabilities:
Accounts receivable	753,398	1,140,843
State tax receivable	(31,290)	—
Deferred compensation advances	542,186	106,626
Prepaid expenses	4,254	(71,944)
Other current assets	13,824	(11,274)
Other assets	(14,770)	(61,308)
Accounts payable	(570,313)	288,532
Accrued expenses	599,301	(143,662)
Sub-tenant security deposit	39,093	—
Due to related parties	(24,185)	(35,172)
Unearned commission advances	(5,428,424)	3,295,468
Deferred revenue	248,375	51,837
Income tax payable	(157,288)	37,288

Net cash used in operating activities	(8,354,232)	(5,500,884)

Cash Flows From Investing Activities:
Purchase of property and equipment	(533,661)	(555,787)
Proceeds from the sale of property and equipment	64,950	—
Purchase of intangible assets and capitalization of software development	(291,847)	(1,331,233)

Net cash used in investing activities	(760,558)	(1,887,020)

Cash Flows From Financing Activities:
Capital leases obligations assumed	—	19,081
Gross proceeds from capital leases	282,271	41,875
Payments on capital leases	(42,409)	(2,008)
Gross proceeds from sales of common stock	5,000,000	11,250,000
Gross proceeds from exercise of warrants	—	450,000
Placement and other fees paid in connection with offering	(70,238)	(895,240)

Net cash provided by financing activities	5,169,624	10,863,708

Net increase (decrease) in cash	(3,945,166)	3,475,804

Cash — beginning of the year	5,787,585	2,311,781

Cash — end of the year	$1,842,419	$5,787,585

Supplemental Disclosures of Cash Flow Information Cash payments for income taxes	$188,578	$—

Non cash investing and financing activities:
Common stock issued for the purchase of SCA	$—	$1,650,006

See accompanying notes to audited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
December 31, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Telesales specializes in the direct marketing of health and life insurance and related products to individuals and families. Telesales has developed proprietary technologies and processes to connect prospective insurance customers with Telesales’ agents and service personnel using an integrated on-line platform with call center follow up. Telesales employs licensed agents supported by tele-application, customer service and technology employees for the purpose of providing immediate information to prospective customers and selling insurance products. Telesales receives commission and other fees from the insurance companies on behalf of which it sells insurance products for the sale of such products. See Note 14 — Subsequent Events “Cessation of Direct Marketing and Sales in the Telesales Call Center, Transactions with eHealth and Reduction in Staffing”.
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
December 31, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Restricted cash
The Company considers all cash and cash equivalents held in restricted accounts pertaining to the Company’s letters of credit as restricted cash.
Accounts receivable
The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2008, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $2,173.
Accounts receivable from the Company’s largest Atiam client as measured by receivable balance accounted for 30% and 13% of the Company’s total accounts receivable balance at December 31, 2008 and 2007, respectively. Accounts receivable from the Company’s largest insurance carrier accounted for 20% and 53% of the Company’s total accounts receivable balance at December 31, 2008 and 2007, respectively.
Fair value of financial instruments
The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of December 31, 2008 and December 31, 2007, because of the relatively short-term maturity of these instruments and their market interest rates.
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
December 31, 2008
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
December 31, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The Company’s Atiam segment capitalized certain costs valued in connection with developing or obtaining software for external use in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. These costs, which consist of direct technology labor costs, are capitalized subsequent to the establishment of technological feasibility and until the product is available for general release. Both prior and subsequent costs relating to the establishment of technological feasibility are expensed as incurred. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a straight-line basis over the estimated useful lives of the products not to exceed two years, beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of the capitalized software development costs should be revised or the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of its software products, as defined by the estimated future revenue from the products less the estimated future costs of completing and disposing of the products, compared to the unamortized capitalized costs of the products. As of December 31, 2008, management believes no revisions to the remaining useful life or additional write-downs of capitalized software development costs are required because the net realizable value of its software products exceeds the unamortized capitalized costs. Management’s estimates about future revenue and costs associated with its software products are subject to risks and uncertainties related to, among other things, market and industry conditions, technological changes, and regulatory factors. A change in estimates could result in an impairment charge related to capitalized software costs.
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
December 31, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
As a result of termination of Ivan Spinner’s employment the Company has determined the value of an employment and non-compete agreement acquired pertaining to Mr. Spinner impaired as of December 31, 2008 and recorded an impairment charge of $85,078.
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
Loss per common share
In accordance with SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents at December 31, 2008 include the following:

Options	4,291,200
Warrants	13,636,686

17,927,886

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
December 31, 2008
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
December 31, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The Company also generates revenue from the sale of leads to third parties. Such revenues are recognized when the Company delivers the leads and bills the purchaser of the leads.
The Company also generates revenue from the sub-lease of our leased New York City office and a portion of our leased Deerfield Beach Florida office, which are both leased under operating leases. The terms of the Company’s sub-lease of our New York City office is under similar terms as our lease. The Company sub-leases portions of our Deerfield Beach office to two unaffiliated parties through January 31, 2010. Sub-lease revenue includes base rent, additional rent representing a portion of occupancy expenses under the terms of the sub-leases and certain technology and facility services provided. We recognize sub-lease revenue when lease rent payments are due in accordance with the sub-lease agreements in accordance with SFAS No. 13 “Accounting for Leases.” Recognition of sub-lease revenue commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the Company’s receivables.
See Note 14 — Subsequent Events.
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
December 31, 2008
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
Deferred compensation advances
The Company regularly advanced commissions to independent sales agents and sales employees, which are accounted for as deferred compensation advances. If the Company does not ultimately receive its revenue pertaining to the underlying product sales for which the Company has advanced commissions, the Company deducts such advanced commissions from the sales agent’s or sales employee’s current or future commissions. Deferred compensation advances are charged to expense when earned by the sales agent or sales employee, which approximates the Company’s recognition of earned revenue for the underlying product sales. The recoverability of deferred compensation advances is periodically reviewed by management and is net of management’s estimate for uncollectability. Management believes deferred compensation advances as reported are fully realizable.
Lead, advertising and other marketing expense
Lead expenses, which are costs incurred in Telesales, are paid referrals from third-party lead aggregators of individuals who have expressed an interest in purchasing insurance products. Advertising expense pertains to direct response advertising. Other marketing consists of professional marketing services. Lead, advertising and other marketing are expensed as incurred. See Note 14 — Subsequent Events.
Concentrations of credit risk
The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits of $250,000 per account as of December 31, 2008. At December 31, 2008, the Company had approximately $1,209,000 in United States bank deposits, which exceeded federally insured limits. Effective October 3, 2008 through December 31, 2009, federally insured limits have been increased from $100,000 to $250,000 per account. The Company has not experienced any losses in such accounts through December 31, 2008.
During the year ended December 31, 2008, approximately 36% and 16% of the Company’s revenue was earned from each of the Company’s two largest insurance carriers. During the years ended December 31, 2007, approximately 50% and 16% of the Company’s revenue was earned from each of the Company’s two largest insurance carriers. See Note 14 — Subsequent Events.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
At December 31, 2008, the Company does not believe that it is probable that the Company will incur a penalty in connection with the registration rights agreement, which we entered into on March 31, 2008 in connection with the 2008 private placement. Accordingly, no liability was recorded as of December 31, 2008.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent accounting pronouncements
The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. The adoption did not result in the recording of a liability for unrecognized tax benefits. The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and local jurisdictions. While the Company’s past tax returns are not currently under examination, generally all past returns are subject to examination by the relevant taxing authorities. The Company has not recorded any liability for uncertain tax positions since management believes the tax return position taken reflects the most likely outcome upon audit and that any audit adjustment would not result in any additional tax liability as a result of the Company’s material tax losses.
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
December 31, 2008
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
In March 2008, the FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands the disclosure requirements of FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities,” with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity sues derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this statement has no impact on the consolidated financial statements of the Company.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and retrospective application is required for all periods presented. Management believes FSP 03-6-1 has no impact on the consolidated financial statements of the Company.
On September 12, 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 (1) amends Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument; (2) amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee and (3) clarifies the FASB’s intent about the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). FSP FAS 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008. Management believes FSP FAS 133-1 and FIN 45-4 have no impact on the consolidated financial statements of the Company.
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
December 31, 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
On December 11, 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation (“FIN”) 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). This FSP requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in VIEs. FSP FAS 140-4 and FIN 46(R)-8 was effective for reporting periods ending after December 15, 2008. Management believes FSP FAS 140-4 and FIN 46(R)-8 have no material impact on the consolidated financial statements of the Company.
On January 12, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). This FSP amends EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by eliminating the requirement that a holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, FSP EITF 99-20-1 eliminates the use of market participant assumptions and requires the use of management’s judgment in the determination of whether it is probable there has been an adverse change in estimated cash flow. This FSP was effective for reporting periods ending after December 15, 2008. Management believes FSP EITF 99-20-1 has no material impact on the consolidated financial statements of the Company.
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
December 31, 2008
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

$5,154,329

Intangible assets acquired from ISG were assigned the following values: value of purchased commission override revenue with an assigned value of $1,411,594 amortized over five years in proportion to expected future value; value of acquired carrier contracts and agent relationships with an assigned value of $2,752,143 amortized over five years in proportion to expected future value; and value of an employment and non-compete agreement acquired with an assigned value of $800,593 amortized straight line over the contractual period, which is a weighted average expected useful life of 3.1 years. Intangible assets acquired from ISG had the following unamortized values as of December 31, 2008: value of purchased commission override revenue of $227,779 and value of acquired carrier contracts and agent relationships of $1,032,294. As a result of Ivan Spinner’s termination of employment the Company has determined the value of an employment and non-compete agreement acquired pertaining to Mr. Spinner impaired as of December 31, 2008 and recorded an impairment charge of $85,078 in depreciation and amortization expense.
See Note 14 — Subsequent Events.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
The aggregate amount paid by HBDC Sub to the Bilenia Partners for the Atiam partnership interests under the Bilenia Agreement was $1,000,000, consisting of $500,000 in cash and 224,216 shares of the Company’s common stock, which shares had an aggregate value of $500,000 based on the average closing price per share ($2.23) of Company Common Stock on The Over the Counter Bulletin Board (“OTCBB”) on the five consecutive trading days preceding the Closing Date.
On September 21, 2007, the Company entered into an Agreement and Plan of Merger (the “Atiam Merger Agreement”) by and among the Company, HBDC, System Consulting Associates, Inc., a Pennsylvania corporation (“SCA”), and the shareholders of SCA party thereto (the “Shareholders”). SCA owned approximately 60% of Atiam Technologies, L.P. The Company and SCA closed on the Merger on October 1, 2007.
The Atiam Merger Agreement provided for a business combination whereby SCA would be merged with and into HBDC Sub, with HBDC Sub continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Atiam Merger”). The aggregate amount paid by the Company with respect to all outstanding shares of capital stock of SCA (such amount, the “Atiam Merger Consideration”) was $2,000,000, consisting of (a) $850,000 in cash and (b) 515,697 unregistered shares of the Company’s common stock, which number of shares had a value of $1,150,000 based on the average closing price per share ($2.23) of Common Stock on OTCBB on the five consecutive trading days preceding the closing date. Upon the effectiveness of the Atiam Merger, each share of SCA Common Stock issued and outstanding immediately prior to the closing date was converted into the right to receive a pro rata portion of the Atiam Merger Consideration. The Company placed certificates representing 134,529 shares, or an amount equal to $300,000, of the Company’s common stock that otherwise would be payable to the Shareholders as Atiam Merger Consideration into an escrow account, which shares will be held in escrow for a period of one year to satisfy any indemnification claims by the Company or HBDC Sub under the Atiam Merger Agreement.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note 3 — ACQUISITION OF ATIAM (continued)
The Company accounted for the acquisition of Atiam using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”. Our calculation for the consideration paid for Atiam in connection with the Bilenia Agreement and the Atiam Merger Agreement in the aggregate was $3,080,744 and consisted of the following:

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

$3,080,744

Intangible assets acquired from Atiam were assigned the following values: value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years; value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years; and employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years. Intangible assets acquired from Atiam had the following unamortized values as of December 31, 2008: value of client contracts and relationships other than licensing of $816,916; value of purchased software for sale and licensing value of $483,337; and employment and non-compete agreements acquired of $212,319.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note 3 — ACQUISITION OF ATIAM (continued)
The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition of Atiam occurred at January 1, 2007.

For the Year
Ended
December 31,
2007

Revenues, net	$23,710,061
Net loss	(14,042,239)
Net loss per common share — basic and diluted	$(0.42)
In connection with the Atiam acquisition, Atiam entered into three-year employment agreements with four key employees of Atiam effective October 1, 2007. These employment agreements provide that these four key employees will be compensated at an aggregate annual base salary of $700,000 with bonus compensation at the discretion of the Company’s board. These agreements may be terminated by the Company for “cause” (as such term is defined in the agreements) and without “cause” upon 30 days notice. These agreements may be terminated by the Company without “cause”, in which case the terminated employee will be entitled to their base salary for a period ranging from six to twelve months. These agreements also contain non-competition and non-solicitation provisions for the duration of the agreements plus a period ranging from six to twelve months after termination of employment.
NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful Life	At December 31,	At December 31,
	(Years)	2008	2007
Computer equipment and software	3	$1,326,541	$967,347
Phone equipment and software	3	726,535	726,535
Office equipment	4.6	57,066	89,485
Office furniture and fixtures	6.7	388,934	575,450
Leasehold improvements	9.8	232,411	349,225

		2,731,487	2,708,042

Less accumulated depreciation		(1,567,539)	(1,115,562)

		$1,163,947	$1,592,480

For the years ended December 31, 2008 and 2007, depreciation expense was $759,457 and $605,536, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consisted of the following:

	Useful Life (Years)	At December 31,	At December 31,
	Weighted average	2008	2007

ISG intangible assets acquired	4.7	$4,964,338	$4,964,338
Atiam intangible assets acquired	4.7	2,097,672	2,097,672
Software development costs for internal use	2.6	660,680	981,521
Software development costs for external marketing	2.0	174,296	—
Internet domain	3.0	161,200	161,200
(www.healthbenefitsdirect.com)

		8,058,186	8,204,731
Less: accumulated amortization		(4,859,779)	(3,108,771)

		$3,198,407	$5,095,960

For the years ended December 31, 2008 and 2007, amortization expense was $1,808,688 and $1,681,231 respectively.
Amortization expense subsequent to the period ended December 31, 2008 is as follows:

2009	$1,456,453
2010	1,028,646
2011	453,258
2012	260,050

$3,198,407

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
The Company’s advance agreement with Golden Rule Insurance Company (“Golden Rule”) is contractually limited to a maximum of $9,000,000, can be terminated by either party at any time, and in the event of termination the Company’s outstanding advance balance (including interest, if any) can be called by Golden Rule with seven days written notice. The Company’s advance agreement with Golden Rule expired on December 31, 2008 and thereafter Golden Rule will no longer advance first year premium commissions to the Company. As of December 31, 2008 the Company’s outstanding advance balance with Golden Rule was $2,317,003. Subsequent to December 31, 2008 in connection with the Company’s execution of a client transition agreement with eHealthInsurance Services, Inc. (“eHealth”), eHealth paid Golden Rule $966,097, which represented a partial repayment of the Company’s outstanding advance balance owed to Golden Rule, from amounts that otherwise would have been due the Company from eHealth. In addition eHealth assumed approximately $794,000 of the Company’s outstanding advance balance with Golden Rule as of the date of the eHealth transaction.
The Company’s advance agreement with Humana, Inc. (“Humana”) allows the insurance carrier to terminate future advances and convert the outstanding advance balance into a promissory note, which if not repaid within 30 days, would incur interest expense. As of December 31, 2008 the Company’s outstanding advance balance with Humana was $353,808. Subsequent to December 31, 2008 in connection with the eHealth transaction eHealth assumed $370,794 of the Company’s outstanding advance balance with Humana as of the date of the eHealth transaction. Effective January 31, 2009 Humana notified the Company that it will no longer advance first year premium commissions and charged back to the Company the remaining unearned commission advance as of January 31, 2009.
As of December 31, 2008 the Company’s outstanding advance balance with Time Insurance Company (marketed under the name Assurant Health) (“Assurant”) was $236,064. Subsequent to December 31, 2008 in connection with the eHealth transactions eHealth assumed approximately $220,000 of the Company’s outstanding advance balance with Assurant as of the date of the eHealth transactions.
See Note 14 — Subsequent Events.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 7 — RELATED PARTY TRANSACTIONS (continued)
On March 30, 2007, Co-Investment Trust II, L.P., designee of Cross Atlantic Capital Partners, Inc.; participated in a private placement along with other accredited and institutional investors wherein it purchased 5.0 million investment units for a purchase price of $5,000,000. Mr. Tecce, who is one of our directors effective August 2, 2007, is a managing director and counsel to Cross Atlantic Capital Partners, Inc. Mr. Caldwell, who is also one of our directors effective April 1, 2008, is a shareholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of The Co-Investment Fund II, L.P and is the Chairman and Chief Executive Officer of Cross Atlantic Capital Partners, Inc.
On March 31, 2008, Co-Investment Trust II, L.P., designee of Cross Atlantic Capital Partners, Inc. participated in a private placement along with other accredited and institutional investors wherein it purchased 5.0 million investment units for a purchase price of $4,000,000.
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
As of December 31, 2008, the Company recorded $4,315 due to related parties, which consisted of director travel expense reimbursement to Cross Atlantic Capital Partners for Messrs. Caldwell and Tecce’s travel expense to board of director meetings.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
On March 30, 2007, the Company entered into Securities Purchase Agreements (“Purchase Agreements”) and completed a private placement with certain institutional and individual accredited investors and issued 5,000,000 shares of its Common Stock and warrants to purchase 2,500,000 shares of its Common Stock. Pursuant to the Purchase Agreements, the Company sold investment units (each, a “2007 Unit”) in the 2007 Private Placement at a per unit purchase price equal to $2.25. Each 2007 Unit sold in the 2007 Private Placement consisted of one share of Common Stock and a Warrant to purchase one-half (1/2) of one share of Common Stock at an initial exercise price of $3.00 per share, subject to adjustment. The gross proceeds from the 2007 Private Placement were $11,250,000. Alvin H. Clemens purchased 1,000,000 2007 Units in the 2007 Private Placement.
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
The Purchase Agreements also provide a customary participation right, subject to exceptions and limitations, which provides for a designated investor to be able to participate in future financings for capital raising purposes occurring within two years of March 30, 2007 at a level based on such investor’s ownership percentage of the Company on a fully-diluted basis prior to such financing.
On October 1, 2007 the Company issued 739,913 shares of its Common Stock in connection with the Company’s acquisition of Atiam. See Note 3 —Acquisition of Atiam.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
On December 15, 2007 the Company issued 75,000 unrestricted shares of its Common Stock to certain directors of the Company in accordance with the Company’s Non Employee Director Compensation Plan, which were valued at $161,250 based on the $2.15 closing price of our Common Stock on the OTCBB on December 14, 2007.
2008
On January 3, 2008, the Company issued 75,000 shares of unrestricted Common Stock to certain directors in accordance with the Company’s Non Employee Director Compensation Plan, which was valued in aggregate at $129,000 based on the closing price per share ($1.72) of Common Stock on the OTCBB on January 3, 2008.
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
On March 31, 2008, the Company entered into Securities Purchase Agreements (the “2008 Purchase Agreements”) with certain institutional and individual accredited investors (collectively, the “2008 Investors”) and completed a private placement (the “2008 Private Placement”) of an aggregate of 6,250,000 shares of our Common Stock and warrants to purchase 6,250,000 shares of our Common Stock. Pursuant to the 2008 Purchase Agreement, the Company sold investment units (each, a “2008 Unit”) at a per unit purchase price equal to $0.80. Each 2008 Unit sold in the 2008 Private Placement consisted of one share of Common Stock and a Warrant to purchase one share of Common Stock at an initial exercise price of $0.80 per share, subject to adjustment (the “2008 Warrant”). The gross proceeds from the 2008 Private Placement were $5,000,000 and we incurred $70,238 of legal and other expenses in connection with the 2008 Private Placement.
On March 31, 2008, 75,000 restricted shares of Common Stock issued to Ivan M. Spinner, the Company’s former Senior Vice President, were forfeited in accordance with the terms restricted stock grant. The forfeiture was accounted for as retirement of 75,000 shares valued at $225,000 based on the fair market value on the date of grant and recorded as a reduction to salaries, commission and related taxes, net effects are included in amortization of deferred compensation.
On April 1, 2008, the Company issued 99,010 restricted shares of its Common Stock to Mr. Edmond Walters upon the effective date of his becoming a director of the Company in accordance with the Company’s Non Employee Director Compensation Plan and the Company’s 2006 Omnibus Equity Compensation Plan. Mr. Walters was granted shares valued at $100,000 in aggregate based on the $1.01 closing price of our Common Stock on the OTCBB on April 1, 2008, and will vest as follows: 33,003 shares on April 1, 2008; 33,003 additional shares on April 1, 2009; 33,004 shares on April 1, 2010. Pursuant to the Company’s 2006 Omnibus Equity Compensation Plan, Mr. Walters has voting, dividend and distribution rights pertaining to his unvested shares, but he is restricted from selling or otherwise disposing of his restricted shares until vesting occurs.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
Stock Options
2007
On February 15, 2007, the Company and Daniel Brauser, the Company’s former Senior Vice President, entered into Amendment No. 1 (the “Amendment”) to Mr. Brauser’s option, dated November 10, 2005 (the “Brauser Option”). The Brauser Amendment was approved by the Company’s board of directors on February 15, 2007. Under the terms of the Brauser Option, Mr. Brauser has the right to purchase, at an exercise price of $2.50 per share, 500,000 fully-paid and non-assessable shares (the “Option Shares”) of the Company’s Common Stock.
Under the terms of the Brauser Option, the vesting schedule of the Option Shares was as follows: (a) 25% of the Option Shares on or after the first anniversary of the Brauser Option’s grant date; (b) 10,416 Option Shares on or after the last day of each month thereafter; and (c) 10,440 Option Shares on or after November 30, 2009. As of February 15, 2007, the Brauser Option was vested with respect to 145,832 Option Shares and remained unvested with respect to the remaining 354,168 Option Shares. The Amendment accelerates the vesting schedule of the Option Shares as follows: 25% of the Option Shares subject to the Brauser Option on the first anniversary of the Brauser Option’s date of grant; an additional 10,416 Option Shares on December 31, 2006; an additional 10,416 Option Shares on January 31, 2007; an additional 19,966 Option Shares on February 15, 2007; and an additional 30,382 Option Shares on the last day of each month thereafter beginning on February 28, 2007 through December 31, 2007.
The Amendment also provided that, in the event Mr. Brauser was removed as an officer or employee of the Company at any time on or before December 31, 2007, 100% of the Option Shares that are unexercisable as of the removal date will become fully vested upon such removal. Alternatively, in the event Mr. Brauser resigned as an employee of the Company at any time after June 30, 2007 but before December 31, 2007, 50% of the Option Shares that are unexercisable as of the resignation date would become exercisable upon such resignation.
Finally, the Amendment provides that, upon the termination of Mr. Brauser’s employment with the Company for any reason, the vested portion of the Option Shares as of the date of such termination will remain exercisable by Mr. Brauser for one year following such termination.
On September 10, 2007, the Company and Mr. Brauser entered into a Separation and Transitional Services Agreement, which, among other things, extended the exercisable period of Mr. Brauser’s exercisable options for an additional year. The Company recorded $106,925 of compensation expense as a result of the modification of the Brauser Option, which was valued as of September 10, 2007 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 50%, risk free interest rate of 4.77%, expected life of 2 years and 0% assumed dividend yield.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
On December 7, 2007, the Company and Mr. Frohman entered into an Amendment to the Separation Agreement, which, among other things, extended the exercisable period of Mr. Frohman’s exercisable options for an additional year and terminated all future severance payments from the Company to Mr. Frohman. The Company recorded $105,501 of compensation expense as a result of the modification of Mr. Frohman’s options, which was valued as of December 7, 2007 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 48%, risk free interest rate of 3.32%, expected life of 1 year and 0% assumed dividend yield.
During 2007, the Company issued options to purchase 190,550 shares of Common Stock to various employees at prices ranging from $2.13 to $3.00. These options vest one third on the first anniversary and an additional one third on each anniversary thereafter.
During 2007, 239,918 options were forfeited as a result of the termination of the employment of various employees in accordance with the terms of the stock options.
2008
On March 31, 2008, the board of directors of the Company adopted the Company’s 2008 Equity Compensation Plan (the “2008 Plan”), which plan was not subject to shareholder approval. An aggregate of 1,000,000 shares of the Company’s common stock was reserved for issuance under the 2008 Plan in addition to any authorized and unissued shares of common stock available for issuance under the Company’s 2006 Omnibus Equity Compensation Plan. The purpose of the 2008 Plan is to provide a comprehensive compensation program to attract and retain qualified individuals to serve as directors. The Company is authorized to award cash fees and issue non-qualified stock options under the 2008 Plan. The 2008 Plan is administered by the Company’s board of directors or the compensation committee established by the board.
Effective October 2, 2008, our shareholders approved an amendment and restatement of the 2008 Plan to (i) permit the grant of incentive stock options, (ii) provide our compensation committee with the flexibility to make grants that qualify as “qualified performance-based compensation” within the meaning of section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), (iii) reflect the merger of the Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan (the “2006 Plan”) with and into the 2008 Plan, (iv) amend the adjustment provision to make clarifying changes and (v) specify the maximum number of shares authorized for issuance under the 2008 Plan.
The 2008 Plan provides that the maximum aggregate number of shares of common stock that may be made with respect to grants, other than dividend equivalents, to any individual during any calendar year is 1,000,000 shares, subject to adjustment as described below. Grantees may not accrue dividend equivalents during any calendar year in excess of $1,000,000.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
On March 31, 2008, the Board approved the grant of 550,000 incentive stock options to Alvin H. Clemens, the Company’s former Chief Executive Officer and current Co-Chairman, under the Health Benefits Direct Corporation 2006 Plan, in consideration of Mr. Clemens’ resignation as Chief Executive Officer and the termination of his existing Amended and Restated Employment Agreement, effective on April 1, 2008. This option has a term of ten years, an exercise per share of $1.01 and will vest as follows: 300,000 shares on April 1, 2008; 20,833 on the first calendar day of each month from May 1, 2008 through March 1, 2009 and 20,837 shares on April 1, 2009. The Company recorded the entire fair value of this option as compensation expense as of June 30, 2008.
Also during 2008, the Company issued options under the 2006 Plan and 2008 Plan in aggregate to purchase 35,000 shares of Common Stock to employees at a weighted average option exercise price of $0.72. These options will vest one third on the first anniversary and an additional one third on each anniversary thereafter.
During 2008, a total of 1,125,700 options granted under the 2006 Plan and 2008 Plan were forfeited as a result of the resignation of a director and the termination of the employment of various employees in accordance with the terms of the stock options.
The Company recorded $1,387,686 and $1,377,880 in salaries, commission and related taxes pertaining to director and employee stock options and restricted and unrestricted stock grants in the year ended December 31, 2008 and 2007, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2008 and 2007 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

Outstanding at December 31, 2006	4,881,268	$2.22	$0.83
For the year ended December 31, 2007
Granted	190,550	2.83	1.41
Exercised	—	—	—
Forfeited	239,918	2.50	0.03

Outstanding at December 31, 2007	4,831,900	2.23	0.89
For the year ended December 31, 2008
Granted	585,000	0.99	0.56
Exercised	—	—	—
Forfeited	1,125,700	2.49	0.84

Outstanding at December 31, 2008	4,291,200	1.99	0.86

Outstanding and exercisable at December 31, 2008	3,867,245	$1.98	$0.80

The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions for options granted during the years ended December 31, 2008 and 2007:

	For the Year Ended	For the Year Ended
	December 31, 2008	December 31, 2007

Expected volatility	68%	60%
Risk-free interest rate	1.41%	4.67%
Expected life in years	5	5.0
Assumed dividend yield	0%	0%

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
The following information applies to options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of Shares	Contractual	Exercise		Exercise
Price	Underlying Options	Life	Price	Number Exercisable	Price

$0.24	15,000	4.9	$0.24	—	$—
0.78	10,000	4.3	0.78	—	—
1.00	1,300,000	6.9	1.00	1,300,000	1.00
1.01	550,000	9.3	1.01	466,664	1.01
1.05	10,000	3.2	1.05	—	—
2.13	15,000	3.9	2.13	4,950	2.13
2.30	5,000	3.6	2.30	1,650	2.30
2.50	1,268,500	4.5	2.50	1,092,440	2.50
2.55	25,000	2.5	2.55	16,500	2.55
2.62	20,000	3.0	2.62	13,200	2.62
2.70	475,000	2.3	2.70	441,500	2.70
2.95	45,000	2.3	2.95	29,700	2.95
3.00	77,700	3.4	3.00	25,641	3.00
3.50	75,000	7.3	3.50	75,000	3.50
3.60	400,000	2.3	3.60	400,000	3.60

	4,291,200			3,867,245

As of December 31, 2008, there were 7,000,000 shares of our common stock authorized to be issued under the 2008 Plan, of which 1,969,790 shares of our common stock remain available for future stock option grants.
The total intrinsic value of stock options granted during 2008 and 2007 was $0 and $0, respectively. The total intrinsic value of stock options outstanding and exercisable as of December 31, 2008 and December 31, 2007 was $0 and $0, respectively.
The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $412,478 as of December 31, 2008, which will be recognized over a weighted average 0.6 years in the future.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
Common Stock warrants
2007
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
2008
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
Effective March 31, 2008, in connection with the 2008 Private Placement, the Company adjusted the 2007 Warrants pursuant to the weighted average anti-dilution adjustment provisions of the 2007 Warrants. The exercise price of the 2007 Warrants was adjusted from $3.00 to $2.48 and the number of issued, exercisable and outstanding 2007 Warrants was adjusted from 2,500,000 to 3,024,186.
During 2008, warrants to purchase 3,887,500 shares of its Common Stock at an exercise price of $1.50 per share expired in accordance with the terms of the Warrants.
A summary of the status of the Company’s outstanding stock warrants granted as of December 31, 2008 and changes during the period is as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding at December 31, 2006	8,200,000	$1.50

For the year ended December 31, 2007
Granted	2,850,000	2.98
Exercised	(300,000)	1.50

Outstanding at December 31, 2007	10,750,000	1.89

For the year ended December 31, 2008
Granted	6,250,000	0.80
Adjustment to warrants issued in 2007 for the issuance of warrants in 2008	524,186	2.48
Exercised	—	—
Expired	(3,887,500)	1.50

Outstanding at December 31, 2008	13,636,686	$1.43

Exercisable at December 31, 2008	13,636,686	$1.43

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
The following information applies to warrants outstanding at December 31, 2008:

	Common
	Stock	Exercise
Year of Expiration	Warrants	Price

2009	2,762,500	$1.50
2010	75,000	1.50
2010	350,000	2.80
2011	1,175,000	1.50
2012	3,024,186	2.48
2013	6,250,000	$0.80

	13,636,686

Outstanding warrants at December 31, 2008 have a weighted average remaining contractual life of 2.9 years.
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
December 31, 2008
NOTE 8 — SHAREHOLDERS’ EQUITY (continued)
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
December 31, 2008
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
Property and equipment includes the following amounts for leases that have been capitalized as of December 31, 2008 and 2007:

	Useful Life (Years)	December 31, 2008	December 31, 2007

Computer equipment and software	3	$328,074	$60,815
Phone System	3	15,011	—

		343,085	60,815

Less accumulated depreciation		(68,090)	(4,125)

		$274,995	$56,690

Future minimum payments required under capital leases at December 31, 2008 are as follows:

2009	$115,973
2010	119,325
2011	99,705
2012	23,078

Total future payments	358,081
Less amount representing interest	59,272

Present value of future minimum payments	298,808
Less current portion	89,297

Long-term portion	$209,511

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 10 — DEFINED CONTRIBUTION 401(k) PLAN
The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $57,556 and $73,236 for the years ended December 31, 2008 and 2007.
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES
Employment and Separation Agreements
On March 31, 2008, in connection with our 2008 Private Placement and Mr. Clemens’ resignation as our Chief Executive Officer and appointment as Co-Chairman of our board of directors, Mr. Clemens’ amended and restated employment agreement was terminated effective upon his resignation on April 1, 2008. Also in connection with our 2008 Private Placement, the Company and Mr. Clemens agreed to enter into a new employment agreement within 15 days of the effective date of Mr. Clemens’ resignation as Chief Executive Officer, which agreement will provide for a one year term and a salary of $300,000, which salary shall be effective as of the date of Mr. Clemens’ resignation.
On March 31, 2008, following Mr. Clemens’ resignation as our Chief Executive Officer, Anthony R. Verdi, our Chief Financial Officer, was also appointed to the position of Chief Operating Officer, effective April 8, 2008. Mr. Verdi shall have the authority, as our Chief Operating Officer, to lead the Company as the principal executive officer in the absence of a Chief Executive Officer and Mr. Verdi shall have such authority until we appoint a new Chief Executive Officer or until such time as our board of directors determines otherwise.
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
December 31, 2008
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
Restricted Cash and Operating Leases
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
On February 21, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 5,200 square feet of our Deerfield Beach office space beginning March 1, 2008 through February 28, 2009. This sub-lease agreement was amended and restated on October 3, 2008 to increase the sub-leased square footage to 13,900 and extend the lease term through January 31, 2010.
On October 1, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 8,000 square feet of our Deerfield Beach office space beginning October 15, 2008 through January 31, 2010. In accordance with this sub-lease agreement the Company recognizes base rent, additional rent representing a portion of certain actual occupancy expenses for our Deerfield Beach office and certain telephony, technology and facility services provided to our sub-tenant.
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
December 31, 2008
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
Effective during the first quarter of 2007, the letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account, which as of December 31, 2008 and December 31, 2007 had a balance of $1,150,000. This money market account is on deposit with the issuer of the letters of credit and is classified as restricted cash on the Company’s balance sheet. The terms of the money market account allow the Company to receive interest on the principal but prohibits the Company from withdrawing the principal for the life of the letters of credit.
On March 7, 2006, the Company entered into a sublease for approximately 13,773 square feet of office space located on the 7th floor at 1120 Avenue of the Americas, New York, New York (“Sublease Agreement”). The initial term of the Sublease Agreement commences in March 2006, and terminates on December 31, 2010. The monthly rent increases every 12 months, starting at approximately $303,000 per annum plus a proportionate share of landlord’s building expenses and ending at approximately $341,000 per annum plus a proportionate share of landlord’s building expenses. In connection with the Sublease Agreement, the Company provided a $151,503 letter of credit to the landlord as a security deposit for the Company’s obligations under the sublease. On May 15, 2006 the Company received the landlord’s consent, dated April 18, 2006, to the Sublease Agreement. In March 2008, the Company closed its sales office located in New York. On April 17, 2008 the Company entered into a sub-lease agreement with a third party (“2008 Sublease Agreement”) whereby the third party will sub-lease the Company’s New York office space for the balance of the Company’s Sublease Agreement and pay the Company sub-lease payments essentially equal to the Company’s costs under the Sublease Agreement. The terms of the 2008 Sublease Agreement required the Company to make certain leasehold improvements. The third party commenced paying sub-sublease payments to the Company in September 2008 however the third party failed to pay their December 2008, January and February 2009 rent when due. The Company is a beneficiary to a letter of credit in the amount of $151,503, which is available for the Company to draw against in the event of the third party’s failure to pay their rent when due. Effective December 31, 2008, the Company has accrued $629,396 related to the non-cancelable lease for the abandoned facilities, which is net present value of the Company’s future lease payments due under the remaining Sublease Agreement term plus management’s estimate of utility payments, which is estimated to be $773,311, less management’s estimate of future sub-lease revenue under the 2008 Sublease Agreement secured by the letter of credit, which is estimated to be $120,023.
The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $2,482,008 and $1,710,010 for the years ended December 31, 2008 and 2007, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
Future minimum payments required under operating leases, severance and employment agreements and service agreements at December 31, 2008 are as follows:

2009	$2,114,929
2010	1,934,411
2011	1,602,323
2012	1,418,744
2013	1,191,826
thereafter	2,920,264

Total	$11,182,497

Litigation
On August 7, 2008, a former employee of the Company (the “Plaintiff”) filed a putative collective action in the United States District Court for the Southern District of Florida, case no. 08-CV-61254-Ungaro-Simonton, alleging that the Company and a co-defendant, who is an officer of the Company, unlawfully failed to pay overtime to its insurance sales agents in violation of the Fair Labor Standards Act (“FLSA”). Plaintiff purported to bring claims on behalf of a class of current and former insurance sales agents who were classified as non-exempt by the Company and compensated at an hourly rate, plus commissions (“Agents”). On October 16, 2008, the Court conditionally certified a collective action under the FLSA covering all Agents who worked for the Company within the last three years. Plaintiff and all Agents who opt to participate in the collective action seek payment from the Company of compensation for all overtime hours worked at the rate of one and one-half times their regular rate of pay, liquidated damages, attorneys’ fees, costs, and interest. On March 2, 2009, the parties reached an agreement to settle this case. That settlement will be submitted to the court for necessary approval. As of December 31, 2008 the Company recorded $200,000 of expense in other general and administrative expense, which represents the estimated cost of the settlement.
On August 28, 2008, a former employee of the Company (the “Plaintiff”) filed a national class action complaint in the Seventeenth Judicial Circuit of Florida, Broward County, case no. 062008 CA 042798 XXX CE, alleging that the Company breached a contract with employees by failing to provide certain commissions and/or bonuses. The complaint also contains claims for an accounting and for declaratory relief relating to the alleged compensation agreement. Plaintiff purports to bring these claims on behalf of a class of current and former insurance sales agents. Plaintiff seeks payment from the Company of all commissions allegedly owed to him and the putative class, triple damages, attorneys’ fees, costs, and interest. The Company filed a motion to dismiss the complaint, which is set for hearing on November 13, 2008. The Company filed a motion to dismiss the complaint, which has not yet been heard by the court. The Company believes that these claims are without merit and intends to vigorously defend the litigation.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
Guarantee of Indebtedness by the Company to Third Parties Pertaining to Unearned Commission Advances Paid to Non-employee ISG Agents
The Company is a party to sales and marketing agreements whereby the Company has guaranteed the repayment of unearned commission advances paid directly from third parties including certain of the Company’s insurance carriers to the Company’s non-employee ISG agents. Under these agreements certain third parties pay commissions directly to the Company’s non-employee ISG agents and such payments include advances of first year premium commissions before the commissions are earned. Unearned commission advances from the Company’s insurance carriers to the Company’s non-employee ISG agents are earned after the insurance company has received payment of the related premium. In the event that the insurance company does not receive payment of the related premium pertaining to an unearned commission advance the third parties generally deduct the unearned commission advance from its commission payments to the Company’s non-employee ISG agents in the form of charge-backs. In the event that commission payments from these third parties to the Company’s non-employee ISG agents do not exceed the charge-backs these third parties may deduct the unearned commission advance to non-employee ISG agents from their payments to the Company or demand repayment of the non-employee ISG agents’ unearned commission balance from the Company. The current amount of the unearned commission advances these third parties to the Company’s non-employee ISG agents, which is the maximum potential amount of future payments the Company could be required to make to these third parties, is estimated to be approximately $643,000 as of December 31, 2008. As of December 31, 2008 the Company has recorded a liability of $76,651 in accrued expenses for the estimated amount the Company anticipates it will pay pertaining to these guarantees. Unearned commission advances from these third parties are collateralized by the future commission payments to the non-employee ISG agents and to the Company. The Company has recourse against certain non-employee ISG agents in the event the Company must pay the unearned commission advances.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 11 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
As of December 31, 2008 the Company has not taken delivery of the STP software or issued Common Stock in connection with the License Agreement.
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
We acquired Atiam on October 1, 2007. The results of Atiam’s operations prior to our October 1, 2007 acquisition have been excluded from our financial statements. The results of our Atiam business segment have been included in the Company’s statement of operations as of October 1, 2007. Thus Atiam segment’s results from operations for years ended December 31, 2008 and 2007 are not comparable.
Selected operating results and total asset information for each business segment was as follows:

	For the Twelve Months			For the Twelve Months
	Ended December 31, 2008			Ended December 31, 2007
	Telesales	Atiam	Total	Telesales	Atiam	Total
Revenue	$18,549,515	$5,578,512	$24,128,027	$19,568,722	1,141,028	$20,709,750

Gain (loss) from operations	$(8,231,905)	$(731,806)	$(8,963,711)	$(14,650,531)	197,490	$(14,453,041)

	December 31, 2008				December 31, 2007
Total assets	$4,817,971	$3,891,082	$8,709,053	$12,492,533	3,802,121	$16,294,654

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 13 — INCOME TAXES
The Company has net operating losses carry-forwards for federal income tax purposes of approximately $25,000,000 at December 31, 2008, the unused portion of which, if any, expires in years 2025 through 2028. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” “SFAS 109”. SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).
The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2008 and 2007:

	2008	2007
Computed “expected” benefit	$(3,141,629)	$(4,953,699)
State tax benefit, net of federal effect	(269,283)	(424,603)
Amortization of acquisition related assets	724,266	489,211
Other permanent differences	57,489	13,737
Increase in valuation allowance	2,629,157	4,875,354

	$—	$—

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Deferred tax assets:
Net operating loss carry forward	$9,589,320	$5,668,883
Unearned commission advances	1,148,421	3,211,222
Stock option and other compensation expense	2,036,038	1,431,623
Depreciation	41,011	—
All Other	444,645	411,434

Total deferred tax asset	13,259,435	10,723,162
Deferred tax liabilities:
Depreciation	0	(37,196)
Software development costs	(317,291)	(372,979)

Net deferred tax asset	12,942,144	10,312,987

Less: Valuation allowance	(12,942,144)	(10,312,987)

	$—	$—

The Company fully reserved the net deferred tax asset due to the substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance was increased by $2,629,157 from the prior year.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 14 — SUBSEQUENT EVENTS
Expiration of Warrants
On January 10, 2009, warrants to purchase 2,762,500 shares of the Company’s Common Stock at an exercise price of $1.50 per share expired in accordance with the terms of the warrants.
Issuance of Stock, Amendments to Articles of Incorporation or Bylaws
On January 14, 2009, the Company entered into and, on January 15, 2009 completed, a private placement (the “2009 Private Placement”) with Co-Investment Fund II, L.P., a Delaware limited partnership (“Co-Investment” or the “Investor”), for an aggregate of 1,000,000 shares (each, a “Preferred Share”) of its Series A Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), and warrants (“2009 Warrants”) to purchase 1,000,000 shares of its Preferred Stock (each, a “Preferred Warrant Share”), pursuant to the terms of the Securities Purchase Agreement (the “2009 Purchase Agreement”). The gross proceeds from the closing were $4 million and the Company intends to use the net proceeds of the Private Placement for working capital purposes.
Pursuant to the Purchase Agreement, the Company agreed to sell to Co-Investment 1,000,000 investment units (each, a “2009 Unit”) in the 2009 Private Placement at a per 2009 Unit purchase price equal to $4.00. Each 2009 Unit sold in the 2009 Private Placement consisted of one share of Preferred Stock and a Warrant to purchase one share of Preferred Stock at an initial exercise price of $4.00 per share, subject to adjustment (the “2009 Warrant”).
The Preferred Stock is entitled to vote as a single class with the holders of the Company’s common stock, with each Share of Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each Share of Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Preferred Stock original issue price, subject to certain customary adjustments, or (B) the amount such Share of Preferred Stock would receive if it participated pari passu with the holders of Common Stock on an as-converted basis. Each Share of Preferred Stock becomes convertible into 20 shares of Common Stock (the “Shares”), subject to adjustment and at the option of the holder of the Preferred Stock, immediately after stockholder approval of the Charter Amendment (as defined below). For so long as any shares of Preferred Stocks are outstanding, the vote or consent of the Holders of at least two-thirds of the Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 Share of Preferred Stocks are outstanding, the vote or consent of the holders of at least two-thirds of the Share of Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Preferred Stock with an amount per share equal to two and a half (2.5) times the Preferred Stock original issue price.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 14 — SUBSEQUENT EVENTS (continued)
The Company is also required, under the terms of the 2009 Purchase Agreement, to file a proxy statement (the “Proxy Statement”) and hold a special meeting of the Company’s stockholders (the “Special Meeting”) within 75 days of the effective date of the Purchase Agreement for the purpose of approving a certificate of amendment to the Company’s certificate of incorporation to increase the total number of the Company’s authorized shares of Common Stock from 90,000,000 to 250,000,000 (the “Charter Amendment”). Under the terms of the 2009 Purchase Agreement, Co-Investment has agreed to vote all Preferred Shares and shares of Common Stock beneficially owned by it in favor of the Charter Amendment at the Special Meeting.
The 2009 Warrants provide that the holder thereof shall have the right (A) at any time after the Stockholder Approval Deadline, but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below), (ii) the date on which the Company’s stockholders approve the Charter Amendment (the “Stockholder Approval Date”) and (iii) January 14, 2014, to acquire 1,000,000 shares of Preferred Stock upon the payment of $4.00 per Preferred Warrant Share and (B) at any time after the Stockholder Approval Date, but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below) and (ii) January 14, 2014, to acquire up to a total of 20,000,000 shares of Common Stock of the Company (each a “Warrant Share”) upon the payment of $0.20 per Warrant Share (the “Exercise Price”). The Company also has the right, at any point after the Stockholder Approval Date and after which the volume weighted average trading price per share of the Preferred Stock for a minimum of 20 consecutive trading days is equal to at least eight times the Exercise Price per share, provided that certain other conditions have been satisfied, to call the outstanding 2009 Warrants (a “Call Event”), in which case such 2009 Warrants will expire if not exercised within ten business days thereafter. The 2009 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.20 per share of Common Stock during the first two years following the date of issuance of the 2009 Warrants, subject to customary exceptions.
Upon shareholder approval of the Charter Amendment at the Special Meeting and the filing of the Certificate of Amendment, all outstanding shares of Series A Preferred Stock will become immediately convertible, at the election of each holder of Preferred Shares, into twenty shares of the Company’s common stock and the 2009 Warrants issued in the 2009 Private Placement will automatically become exercisable for twenty shares of Common Stock.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 14 — SUBSEQUENT EVENTS (continued)
In connection with the signing of the 2009 Purchase Agreement, the Company and the Investor also entered into a Registration Rights Agreement (the “2009 Registration Rights Agreement”). Under the terms of the 2009 Registration Rights Agreement, the Company agreed to prepare and file with the SEC, within 30 days following the receipt of a demand notice of a holder of Registrable Securities, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the Shares and the Warrant Shares (collectively, the “Registrable Securities”). Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as soon as practicable but, in any event, no later than 60 days following the date of the 2009 Registration Rights Agreement (or 120 days following the date of the 2009 Registration Rights Agreement in the event the Registration Statement is subject to review by the SEC), and agreed to use its reasonable best efforts to keep the Registration Statement effective under the Securities Act until the date that all of the Registrable Securities covered by the Registration Statement have been sold or may be sold without volume restrictions pursuant to Rule 144(b)(i) promulgated under the Securities Act. In addition, if the Company proposes to register any of its securities under the Securities Act in connection with the offering of such securities for cash, the Company shall, at such time, promptly give each holder of Registrable Securities notice of such intent, and such holders shall have the option to register their Registrable Securities on such additional registration statement. The 2009 Registration Rights Agreement also provides for payment of partial damages to the Investor under certain circumstances relating to failure to file or obtain or maintain effectiveness of the Registration Statement, subject to adjustment.
The Company also agreed, pursuant to the terms of the 2009 Purchase Agreement, that, except for the Follow-on Financing, for a period of 90 days after the effective date (the “Initial Standstill”) of the 2009 Purchase Agreement, the Company shall not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company (any such issuance, offer, sale, grant, disposition or announcement being referred to as a “Subsequent Placement”). Additionally, the Company has agreed with Co-Investment that, for an additional 90 day period following the Initial Standstill, it shall not engage in any Subsequent Placement without the prior written consent of Co-Investment, if such Subsequent Placement seeks to raise less than $15 million.
The 2009 Purchase Agreement also provides for a customary participation right for Co-Investment, subject to certain exceptions and limitations, which grants Co-Investment the right to participate in any future capital raising financings of the Company occurring prior to January 14, 2011. Co-Investment may participate in such financings at a level based on Co-Investment’s ownership percentage of the Company on a fully-diluted basis prior to such financing.
On January 14, 2009, the Company filed the Certificate of Designation with the Secretary of State of the State of Delaware. The Certificate of Designation was approved by the Company’s Board of Directors on January 12, 2009 and became effective upon filing. The Certificate of Designation provides for the terms of the Preferred Stock issued pursuant to the 2009 Purchase Agreement.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 14 — SUBSEQUENT EVENTS (continued)
Cessation of Direct Marketing and Sales in the Telesales Call Center, Transactions with eHealth and Reduction in Staffing
During the first quarter of 2009, the Company ceased the direct marketing and sale of health and life insurance and related products to individuals and families in its Telesales call center. The Company continues to sell health and life insurance and related products to individuals and families through its non employee ISG agents. The Company’s Telesales business segment eliminated 43 positions including all of its licensed employee sales agents along with other Telesales service and support personnel and eliminated another 20 positions in Telesales through attrition.
On February 20, 2009 (the “Closing Date”), the Company entered into and completed the sale of the Company’s Telesales call center produced agency business (the “Agency Business”) to eHealth, an unaffiliated third party, pursuant to the terms of a Client Transition Agreement (the “Agreement”).
Pursuant to the Agreement the Company transferred to eHealth broker of record status and the right to receive commissions on certain of the in-force individual and family major medial health insurance policies and ancillary dental, life and vision insurance policies issued by Aetna, Inc., Golden Rule, Humana, PacifiCare, Inc., Assurant and United Healthcare Insurance Co. (collectively, the “Specified Carriers”) on which the Company was designated as broker of record as of the Closing Date (collectively, the “Transferred Policies” and each, a “Transferred Policy”). Certain policies and products were excluded from the transaction, including the Company’s agency business generated through its ISG agents, all short term medical products and all business produced through carriers other than the Specified Carriers. In addition, the Agreement also provides for the transfer to eHealth of certain lead information relating to health insurance prospects (the “Lead Database”). The estimated aggregate initial amount of consideration paid by eHealth pursuant to the Agreement is approximately $1,280,000. In addition, on the Closing Date, eHealth agreed to assume from the Company certain liabilities relating to historical commission advances on the Transferred Policies made by the Specified Carriers in an aggregate amount of approximately $1,385,000. In addition, eHealth has agreed to pay to HBDC II a portion of each commission payment received by eHealth and reported by the Specified Carrier relating to a Transferred Policy for the duration of the policy, provided that eHealth remains broker of record on such Transferred Policy.
Simultaneous with the execution of the Agreement, the Company and eHealth also entered into a Marketing and Referral Agreement, dated as of February 20, 2009 (the “Referral Agreement”). Pursuant to the terms of the Referral Agreement, eHealth agreed to construct one or more websites for the purpose of selling health insurance products (the “Referral Sites”) and to pay to HBDC II a portion of all first year and renewal commissions received by eHealth from policies sold through the Referral Sites that result from marketing to prospects using the Lead Database or other leads delivered by the Company to eHealth. The Referral Agreement is scheduled to terminate 18 months following the Closing Date and is terminable by the Company or eHealth upon material breach by the other party.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 14 — SUBSEQUENT EVENTS (continued)
As a result of above, management anticipates a significant decline in future Telesales revenues as a result of the cessation of direct marketing and sales in Telesales and the eHealth transaction. Revenue from the five insurance carriers subject to the eHealth transactions accounted for 66% and 75% of the Company’s total revenue for the years ended December 31, 2008 and 2007. Management believes the reduction in future revenues will be mitigated if not more than offset by significant reductions in future expenses. During the year ended December 31, 2008, the Company incurred approximately $12,697,000 of expense in Telesales’ call center, which will be eliminated as a result of the cessation of direct marketing and sales activities, including approximately $7,668,000 of salaries, commissions and related taxes, approximately $4,013,000 of lead, advertising and other marketing, approximately $848,000 rent and other occupancy costs and approximately $168,000 of other general and administrative expense.
We have not completed a determination of the impairment of long term assets as a result of the cessation of direct marketing and sales and the Agreement. The long term assets, which may be impaired, and their net book value as of December 31, 2008 include property and equipment net of depreciation of approximately $434,000, intangible assets net of accumulated amortization acquired from ISG including value of purchased commission override revenue of $227,779 and value of acquired carrier contracts and agent relationships of $1,032,294. We anticipate completing an impairment determination during the first quarter of 2009.
Results of March 25, 2009 Special Shareholder Meeting
Effective March 25, 2009, our shareholders approved an amendment to our certificate of incorporation, as amended, to increase the number of authorized Common Shares from 90,000,000 shares to 200,000,000.
Amendments to Articles of Incorporation Pertaining to the Convertibility of Preferred Shares into Common Shares
As a result of shareholder approval of an amendment to our certificate of incorporation, as amended, to increase the number of authorized shares of Common Stock from 90,000,000 shares to 200,000,000 on March 25, 2009, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware. The Certificate of Amendment was approved by the Company’s board of directors on January 12, 2009 and became effective upon filing on March 25, 2009. Upon the filing of the Certificate of Amendment, all outstanding shares of Series A Preferred Stock became immediately convertible, at the election of each holder of Preferred Shares, into twenty shares of the Company’s common stock and the 2009 Warrants issued in the 2009 Private Placement automatically became exercisable for twenty shares of Common Stock.
Anti-dilution Adjustment to 2007 Warrants and 2008 Warrants
Effective March 25, 2009, in connection with our shareholders’ approval of an amendment to our certificate of incorporation, the Company adjusted the 2007 Warrants pursuant to the weighted average anti-dilution adjustment provisions of the 2007 Warrants. The exercise price of the 2007 Warrants was adjusted from $2.48 to $1.51 and the number of issued, exercisable and outstanding 2007 Warrants were adjusted from 3,024,186 to 4,968,491.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 14 — SUBSEQUENT EVENTS (continued)
Also effective March 25, 2009, in connection with our shareholders’ approval of an amendment to our certificate of incorporation, the Company adjusted the 2008 Warrants pursuant to the full ratchet anti-dilution adjustment provisions of the 2008 Warrants. The exercise price of the 2008 Warrants was adjusted from $0.80 to $0.20 and the number of issued, exercisable and outstanding 2008 Warrants were adjusted from 6,250,000 to 25,000,000.
Action of the Compensation Committee on February 5, 2009
On February 5, 2009, the Compensation Committee (the “Committee”) of the Company’s board of directors authorized and issued stock option grants and bonuses to each of Anthony R. Verdi, the Company’s Chief Financial Officer, Chief Operating Officer and acting principal executive officer, and Robert Oakes, a director of the Company and President of the Company’s Atiam Technologies LLC subsidiary.
The Committee approved a $100,000 cash bonus payable to Mr. Verdi in four equal monthly installments beginning in April 2009 and a $50,000 cash bonus payable to Mr. Oakes in February 2009. The Committee also authorized and issued to Mr. Verdi a stock option grant to purchase a total of 650,000 shares of the Company’s common stock, which vests as follows: 130,000 shares of Common Stock on each of May 31, 2009, September 30, 2009, May 31, 2010 and September 30, 2010; 65,000 shares of Common Stock on May 31, 2011; and 32,500 shares of Common Stock on each of September 30, 2011 and May 31, 2012.
The Committee authorized and issued to Mr. Oakes a stock option grant to purchase a total of 1,000,000 shares of the Company’s common stock, which vests as follows: 200,000 shares of Common Stock on each of May 31, 2009, September 30, 2009, May 31, 2010 and September 30, 2010; 100,000 shares of Common Stock on May 31, 2011; and 50,000 shares of Common Stock on each of September 30, 2011 and May 31, 2012.
Each of the options issued to Messrs. Verdi and Oakes have a five year term and an exercise price of $0.101, which is equal to closing price of one share of the Company’s common stock as quoted on the OTCBB on February 5, 2009.
Separation of Employment Agreement and General Release With Charles Eissa
On March 31, 2009, Charles Eissa, the Company’s President, and the Company agreed to a Separation of Employment and General Release Agreement whereby Mr. Eissa and the Company mutually agreed that Mr. Eissa’s employment terminated effective March 31, 2009 (“Separation Date”). Under the terms of the agreement the Company will continue to pay Mr. Eissa his current base salary for a period of fourteen (14) months after the Separation Date, less applicable tax withholding, which will be paid in equal installments in accordance with the Company’s normal payroll practices. The Company will provide Mr. Eissa with continued medical, dental and vision coverage at the level in effect as of the Separation Date until the end of the twelve (12)-month period following the Separation Date. In addition the Company agreed to vest effective with the Separation Date all remaining restricted common stock granted to Mr. Eissa on February 15, 2007 subject to the payment in cash of any withholding taxes to the Company, which would have vested between March 15, 2009 and February 15, 2010. Any stock option grants held by Mr. Eissa that are not vested as of the Separation Date shall be forfeited as of the Separation Date.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
NOTE 14 — SUBSEQUENT EVENTS (continued)
As of March 31, 2009 the Company and Mr. Eissa entered into a consulting agreement that outlines certain advisory services to be provided by Mr. Eissa to the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE
NONE.

ITEM 9A(T).	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the results of such assessment, management have concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting.
     There have not been any changes in the Company’s internal control over financial reporting during the Company’s last fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Management’s report on internal control over financial reporting is included in Item 8, Financial Statements, of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.
On March 31, 2009, Charles Eissa, the Company’s President, and the Company agreed to a Separation of Employment and General Release Agreement whereby Mr. Eissa and the Company mutually agreed that Mr. Eissa’s employment terminated effective March 31, 2009 (“Separation Date”). Under the terms of the agreement the Company will continue to pay Mr. Eissa his current base salary for a period of fourteen (14) months after the effective date, less applicable tax withholding, which will be paid in equal installments in accordance with the Company’s normal payroll practices, beginning within thirty (30) days following the Separation Date. The Company will provide Mr. Eissa with continued medical, dental and vision coverage at the level in effect as of the Separation Date (or generally comparable coverage) for Employee, on the same terms as such coverage is available to employees of the Company generally, at the same premium rates and cost sharing as may be charged from time to time for employees of the Company generally, as if Employee had continued in employment until the end of the twelve (12)-month period following the Separation Date. In addition the Company agreed to vest effective on the Separation Date all remaining restricted common stock granted to Mr. Eissa on February 15, 2007 subject to the payment in cash of any withholding taxes to the Company, which would have vested between March 15, 2009 and February 15, 2010. Any stock option grants held by Mr. Eissa that are not vested as of the Separation Date shall be forfeited as of the Separation Date and Employee shall have no further rights with respect thereto.
As of March 31, 2009 the Company and Mr. Eissa entered into a consulting agreement that outlines certain advisory services to be provided by Mr. Eissa to the Company.
As a result of shareholder approval of an amendment to our certificate of incorporation, as amended, to increase the number of authorized shares of Common Stock from 90,000,000 shares to 200,000,000 on March 25, 2009, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware. The Certificate of Amendment was approved by the Company’s board of directors on January 12, 2009 and became effective upon filing on March 25, 2009. Upon the filing of the Certificate of Amendment, all outstanding shares of Series A Preferred Stock became immediately convertible, at the election of each holder of Preferred Shares, into twenty shares of the Company’s common stock and the 2009 Warrants issued in the 2009 Private Placement automatically became exercisable for twenty shares of Common Stock.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors, Executive Officers and Corporate Governance
     Donald R. Caldwell, 61, has served as one of our directors and as one of the Co-Chairmen of our board of directors since April 2008. Mr. Caldwell founded Cross Atlantic Capital Partners, Inc. in 1999, and presently serves as its Chairman and Chief Executive Officer. He has served as a Director at Rubicon Technology, Inc. since 2001, and at Diamond Management & Technology Consultants, Inc. (NASDAQ) since 1994. Mr. Caldwell is a Director and a member of the Compensation Committees of Quaker Chemical Corporation (NYSE), a provider of process chemicals and chemical specialties, and Voxware, Inc. (NASDAQ), a supplier of voice driven solutions. From 1996 to 1999, Mr. Caldwell was President and Chief Operating Officer and a Director of Safeguard Scientifics, Inc. Mr. Caldwell is a Certified Public Accountant in the State of New York.
     Alvin H. Clemens, 71, has served as one of our directors since November 2005 and has served as one of the Co-Chairmen since April 2008. Mr. Clemens has previously served as Executive Chairman of our board of directors from January 2006 to March 2008 and as our Chief Executive Officer from December 2006 to March 2008. Since 2001, Mr. Clemens has performed business and insurance industry consulting services in addition to managing his private investments. In 1998, he founded HealthAxis Inc., a publicly-traded company specializing in direct sales of insurance products utilizing the Internet, as a subsidiary of Provident American Corporation. In 1989, Mr. Clemens acquired a controlling interest in Provident American Corporation, an insurance holding company, and he served as its Chairman and Chief Executive Officer until 2001. In 1970, Mr. Clemens founded Academy Insurance Group, a company specializing in direct marketing of life and health insurance products. He currently serves on the board of trustees and the Building, Finance, and Executive Committees of The Pennsylvania State University.
     John Harrison, 65, has served as one of our directors since November 2005. He is a founding Partner and Executive Director of The Keystone Equities Group, Inc., a full service investment banking group and a registered NASD broker-dealer founded in 2003. Mr. Harrison also is a Managing Director of Covenant Partners, a hedge fund that invests in direct marketing services companies. In 1999, Mr. Harrison became a founding Partner of Emerging Growth Equities, Ltd., a full service investment banking and brokerage firm focused on raising capital for emerging technology companies addressing high-growth industry sectors. From 1985 to 2000, Mr. Harrison served as President of DiMark, a direct marketing agency that was subsequently acquired by Harte-Hanks in 1996. He also has held senior management positions with CUNA Mutual, RLI Insurance and CNA Insurance where he directed their direct marketing practice. Mr. Harrison was Chairman of the board of Professional Insurance Marketing Association (PIMA) and is on the advisory board of DePaul University’s Interactive and Direct Marketing Institute. He serves as a director of IXI Corporation, a database marketing company that uses proprietary wealth and asset information, and Solutionary, Inc., a full-service provider of managed security services.
     Warren V. Musser, 81, has served as one of our directors since January 2006 and as the Vice Chairman of our board of directors since March 2006. He also has served as President of The Musser Group, a financial consulting company, since 2001. Mr. Musser served as Chairman and Chief Executive Officer of Safeguard Scientifics, Inc. from 1953 until 2001. Mr. Musser is a director of Internet Capital Group, Inc. and Chairman of the board of directors of Telkonet, Inc. Mr. Musser serves on a variety of civic, educational and charitable boards of directors.
     Robert J. Oakes, 50, has served as one of our directors since August 2008. He has served as the President and CEO of our Atiam Technologies LLC subsidiary since our acquisition of the subsidiary on

October 1, 2007. From 1986 until 2007 Mr. Oakes was President and Chief Executive Officer of the general partner of Atiam Technologies L.P., a software development and servicing company that developed, expanded and serviced products to serve the insurance and financial services markets. Mr. Oakes founded Atiam in 1986 and led the company’s effort to design and develop its flagship product, InsPro. InsPro is a state-of-the-art Insurance, Marketing, Administration, and Claim System that provides end-to-end insurance processing, technology and support, for a broad range of life, health, and disability products.
     Sanford Rich, 50, has served as one of our directors since April 2006. He is currently the Managing Director, Investment Banking for Matrix USA LLC and has held this position since May 2008. From 1995 to May 2008 Mr. Rich was Director, Senior Vice President and Portfolio Manager at GEM Capital Management Inc. From 1993 to 1995, Mr. Rich was a Managing Director of High Yield Finance, Capital Markets & North American Loan Syndicate, Sales and Trading at Citicorp Securities. From 1985 to 1993, he served as Managing Director of Debt Capital Markets at Merrill Lynch. From 1978 to 1985, Mr. Rich held various Analyst positions in numerous companies, including Cypress Capital Management, Inc. (Vice President and Analyst from 1983 to 1985), FIAMCO (Distressed/High Yield Bond Analyst from 1981 to 1983), Progressive Corporation (Financial Analyst from 1980 to 1981) and Prescott, Ball and Turben (Distressed/High Yield Bond Analyst from 1978 to 1980).
     L.J. Rowell, 76, has served as one of our directors since April 2006. He is a past President (1984-1996), Chief Executive Officer (1991-1996) and Chairman of the Board (1993-1996) of Provident Mutual Life Insurance Company, where he also held various other executive and committee positions from 1980 until his retirement in 1996. Mr. Rowell currently serves on the boards of directors of the Southeast Pennsylvania Chapter of the American Red Cross, The PMA Group, the American College, The Foundation at Paoli, and The Milton S. Hershey Medical Center. Mr. Rowell also has served on the Board of Trustees of The Pennsylvania State University as a business and industry trustee since 1992. In 1991, he served as the Chairman of the Major Business Division for the United Way of Southeastern Pennsylvania. Mr. Rowell also has served as chairman of The American Red Cross Ad Blood Campaign and has previously served on its Major Contributions Donor Campaign.
     Paul Soltoff, 54, has served as one of our directors since November 2005. He also has served as Chairman and Chief Executive Officer of SendTec, Inc. since its inception in February 2000. From 1997 until February 2000, Mr. Soltoff served as Chief Executive Officer of Soltoff Direct Corporation, a specialized direct marketing consulting company. From September 2004 until October 2005, Mr. Soltoff served as a director of theglobe.com.
     Frederick C. Tecce, 73, has served as one of our directors since August 2007. He currently serves as of counsel with Buchanan Ingersoll & Rooney. He was an attorney with Klett Rooney Lieber & Schorling when it joined Buchanan in 2006. Mr. Tecce also serves as counsel to Cross Atlantic Capital Partners and has served on the investment committees of three of the funds managed by Cross Atlantic Partners. Mr. Tecce previously served as Senior Vice President and General Counsel of Academy Life Insurance Company. Mr. Tecce served on the transition team for Pennsylvania Governor Tom Ridge and was appointed by Governor Ridge to serve as a member of the board of the $50 billion Public School Employees Retirement System (PSERS), where he served as chairman of the Finance Committee until his retirement in September of 2001. He was appointed by U.S. Senator Rick Santorum to the Federal Judicial Nominating Committee where he served for several terms and also served on Dr. Robert Gallo’s Board of Visitors at the University of Maryland Institute for Human Virology. He has also served on the board of directors of several listed companies.

     Anthony R. Verdi, 60, has served as one of our directors since June 2008, as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008 and from June 20, 2008 as Acting Principal Executive Officer. From 2001 until November 2005, Mr. Verdi has provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. Mr. Verdi served as Chief Operating Officer of Provident and Chief Financial Officer of HealthAxis. From January 1990 until December 1998 Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller.
     Edmond J. Walters, 47, has served as one of our directors since April 2008. Mr. Walters is Founder and Chief Executive Officer of eMoney Advisor, a wealth planning and management solutions provider for financial advisors that was founded in 2000 and is now a wholly-owned subsidiary of Commerce Bancorp. Prior to forming eMoney Advisor in 2000, Mr. Walters spent more than 20 years in the financial services industry, advising high net worth clients. From 1983 to 1992 he was associated with Kistler, Tiffany & Company in Wayne, PA. In 1992, Walters helped found the Wharton Business Group, a financial advising firm, in Malvern, PA.
Code of Business Conduct and Ethics
     We adopted an amended and restated Code of Business Conduct and Ethics on January 29, 2008. Our Code of Business Conduct and Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, applies globally to our corporate directors, executive officers, senior financial officers, and other employees. Our Code of Business Conduct and Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A printed copy of our Code of Business Conduct and Ethics may be obtained free of charge by writing to us at Health Benefits Direct Corporation, 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087.
Corporate Governance and Committees
     Our board of directors currently is composed of Messrs. Caldwell, Clemens, Harrison, Musser, Oakes, Rich, Rowell, Soltoff, Tecce, Verdi and Waters. Mr. Clemens and Mr. Caldwell are the Co-Chairmen of our board of directors. Directors serve until the next annual meeting of stockholders, until their successors are elected or appointed or qualified, or until their prior resignation or removal. Our executive officers are appointed by, and serve at the discretion of, our board of directors. Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. Pursuant to our bylaws, our board of directors may from time to time establish other committees to facilitate the management of our business and operations.
Audit Committee
     The members of our audit committee are Messrs. Caldwell, Rich and Rowell. Mr. Rich chaired the committee during 2007 through March 31, 2008. Mr. Caldwell became chairman of the committee effective upon his appointment to the board on April 1, 2008. Our board of directors has determined that Mr. Caldwell is an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission. Although our common stock is not listed on NASDAQ and, as a result, we are not subject to NASDAQ’s listing standards, we voluntarily strive to comply with such standards. Our board of directors, in applying the above-

referenced standards, has affirmatively determined that each of Messrs. Rich and Rowell are “independent”.
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
     Based solely on our review of the copies of Forms 3, 4, and 5 furnished to us, or representations from certain reporting persons that no Forms 3, 4 or 5 were required to be filed by such persons, we believe that all of our executive officers, directors, and persons who own more than ten percent of our common stock complied with all Section 16(a) filing requirements applicable to them during 2008 with the exception of: Robert Oakes, who inadvertently filed a late Form 3 to report his appointment to the board of directors on August 25, 2008; Edmond Walters, who inadvertently filed a late Form 3 to report his appointment to the board of directors on April 1, 2008 and a late Form 4 to report the purchase of 62,623 shares on July 15, 2008; and Charles Eissa, who inadvertently filed a late Form 4 to report the sale of 62,623 shares on July 15, 2008.

ITEM 11.	EXECUTIVE COMPENSATION
Summary Compensation Table
The following table summarizes the compensation paid to, awarded to or earned during the fiscal years ended December 31, 2008 and 2007 by our Chief Executive Officer and each of our two other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered to us in all capacities during 2008. The executive officers listed in the table below are referred to in this report as our “named executive officers”. There were no non-equity incentive plan compensation or non-qualified deferred compensation earnings for any of the named executive officers for the fiscal years ended December 31, 2008 and December 31, 2007.

								All Other
					Stock Awards		Option Awards	Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		($)		($) (8)	($) (9)	Total ($)

Alvin H. Clemens (1)	2008	343,269	—		—		313,542	32,649	689,460
Co-Chairman & fomer Chief Executive	2007	360,577	—		—		41,250	39,301	441,127
Officer

Charles Eissa (2)	2008	264,423	—		150,000	(7)	7,188	20,408	442,018
President	2007	278,846	50,000	(10)	131,250	(7)	3,750	10,189	474,035

Richard Arenschield (3)	2008	18,500	—		—		—	—	18,500
Fomer Interim Chief Executive Officer	2007	—	—		—		—	—	—

Anthony R. Verdi (4)	2008	232,211	—		—		—	14,556	246,767
Principal Executive Officer, Chief	2007	235,577	25,000	(10)	—		35,700	13,842	310,119
Financial Officer & Chief Operating Officer

Robert J. Oakes (5)	2008	250,000	—		—		—	23,075	273,075
President Atiam Technologies LLC	2007	—	—		—		—	—	—

Ivan M. Spinner (6)	2008	106,609	—		37,500	(7)	189,436	235,879	569,425
Senior Vice President	2007	356,731	—		131,250	(7)	156,186	13,727	657,893

(1)	Mr. Clemens has served as Co-Chairman of our board since April 1, 2008. Mr. Clemens served as Executive Chairman of our board of directors from January 2006 to March 2008 and as our Chief Executive Officer from December 2006 to March 2008.

(2)	Mr. Eissa was appointed as our President on November 18, 2005. Mr. Eissa served as Chief Operating Officer from November 18, 2005 to March 31, 2008.

(3)	Mr. Arenschield was appointed as our interim Chief Executive Officer on April 1, 2008 and resigned on April 3, 2008.

(4)	Mr. Verdi was appointed as our Chief Financial Officer on November 10, 2005, Chief Operating Officer on April 1, 2008 and Acting Principal Executive Officer on June 20, 2008.

(5)	Mr. Oakes was appointed as President of our subsidiary Atiam Technologies, LLC on October 1, 2007 concurrently with the closing of our acquisition of Atiam.

(6)	Mr. Spinner was appointed as our Senior Vice President on April 3, 2006 concurrently with the closing of our acquisition of ISG. Mr. Spinner’s employment terminated on March 31, 2008.

(7)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the applicable fiscal year in accordance with SFAS 123(R), under the modified prospective method. On February 15, 2007, we made restricted stock grants of 125,000 shares of our common stock to each of Mr. Eissa and Mr. Spinner in accordance with the terms of our 2006 Omnibus Equity Compensation Plan. These grants are subject to certain restrictions, including a restriction on transfer prior to the shares becoming fully vested. Mr. Eissa’s shares will vest as follows: 50,000 shares on the first anniversary of the grant date; 50,000 additional shares of the second anniversary of the grant date; 2,083 shares per month on the 15th day of each month beginning on March 15, 2009 through January 15, 2009; and 2,087 on the third anniversary of the grant date. Mr. Spinner’s shares vested as follows: 50,000 shares on the first anniversary of the grant date. Mr. Spinner’s remaining 75,000 unvested shares were forfeited effective with his termination. The value of the restricted stock grants were based on the closing price per share ($3.00) of our common stock on the OTCBB on the date of the grant. Stock award expense for the most recently completed two fiscal years pertaining to named executive officers is based on the value of the restricted stock grants amortized straight line over their vesting period.

(8)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the applicable fiscal year in accordance with SFAS 123(R) under the modified prospective method. Stock option expense for the two most recently completed fiscal years pertaining to the named executive officers is based on the estimated fair value of the stock option as of the date of grant using the Black-Scholes option-pricing model amortized over the vesting period of the option or the duration of employment, whichever is shorter. Fair value is estimated based on an expected life of five years, an assumed dividend yield of 0% and the assumptions below.

			% of Fair
			Value
		Amount	Expensed in
		Expensed in	Financial				Closing
		Financial	Statements	Fair Value at	Number of	Option	Stock Price
		Statements	Based on	Date of Grant	Options	Exercise	on the Date	Date of	Expected	Risk Free
Name	Fiscal Year	$	Vesting	($)	Granted (#)	Price ($)	of Grant ($)	Grant	Volatility	Interest Rate

Alvin H. Clemens	2008	313,542	100%	313,542	550,000	1.01	1.01	4/1/2008	67.35%	1.42%
	2007	41,250	27.5%

Richard Arenschield	2008	—	—	—	—	—	—	—	—	—

Charles Eissa	2008	7,188	47.9%
	2007	3,750	25.0%
	2006	3,889	25.9%
	2005	173	1.2%	15,000	500,000	2.50	1.00	11/10/2005	25%	3.75%

Anthony R. Verdi	2008	—	—
	2007	35,700	34.0%
	2006	67,959	64.7%
	2005	1,341	1.3%	105,000	350,000	1.00	1.00	11/10/2005	25%	3.75%

Ivan M. Spinner	2008	189,436	44.5%
	2007	156,186	36.7%
	2006	79,759	18.8%	425,381	150,000	3.50	3.50	4/3/2006	111%	4.55%
     Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R) under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, we are required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions initially are applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations. Expense in 2006 pertaining to employee stock options for all named executive officers other than Mr. Spinner is recorded in salaries, commissions and related taxes. Expense pertaining to Mr. Spinner’s stock option is recorded in depreciation and amortization expense as part of the value of the employment and non-compete agreement acquired as a result of our acquisition of ISG.

(9)	All other compensation paid to our named executive officers in the fiscal year ended December 31, 2008 consisted of the following:

	Payments for	Company Paid		Company	Company Paid
	Personal Use of	Health, Life and		Matching of	Entertainment
	Auto and	Disabilitly		Employee 401(k)	and Meals ($)
Name	Equipment ($) (a)	Insurance ($) (b)	Severance ($) (c)	Contributions (d)	(e)	Total ($)

Alvin H. Clemens	13,200	19,449	—	—	—	32,649

Charles Eissa	9,150	7,850	—	2,172	1,236	20,408

Anthony R. Verdi	10,500	1,915	—	2,142	—	14,556

Robert J. Oakes	—	20,970	—	2,104	—	23,075

Ivan M. Spinner	3,554	4,406	226,385	1,294	240	235,879

(a)	Payments for personal use of auto and equipment represent the taxable portion of monthly auto allowances and company payments for cell phones and other equipment for the portion of our named executive officers’ personal use of automobiles, cell phones and other equipment. The portion of the $12,000 pertaining to business travel was considered a reimbursement for business expenses and excluded from compensation.

(b)	Company-paid health, life and disability insurance represents the cost of company-paid insurance premiums covering the named executive officers and, in the case of health insurance premiums, their dependents. We pay 100% of these insurance premiums for the named executive officers. Health insurance premiums vary based on several factors, including the age of the named executive officer and the number of their covered dependents.

(c)	Severance represents payments to Mr. Spinner for salary, auto and equipment allowances paid subsequent to his termination.

(d)	The Company implemented a 401(k) plan on January 1, 2007 and implemented an elective contribution to the Plan of 25% of the employee’s contribution up to 4% of the employee’s compensation, which were fully vested for the above named Executive Officers.

(e)	Company-paid lunches for the named executive officers.

(10)	Messrs. Eissa and Verdi each received a one time bonus in 2007.

Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth information for the outstanding equity awards held by our named executive officers for the year ended December 31, 2008. The information below pertains to stock options, which were granted under the 2005 Incentive Stock Plan and the 2006 Omnibus Equity Compensation Plan, and restricted stock grants, which were granted in accordance with the terms of our 2006 Omnibus Equity Compensation Plan. The number of shares of stock that have not vested pertains to the February 15, 2007 restricted stock grant to the named executive officers below. The market value of the number of shares of stock that have not vested was based on the closing price per share ($0.08) of our common stock on the OTCBB on December 31, 2008.

	Option Awards					Stock Awards
Equity
Incentive
			Plan Awards:				Market
	Number of	Number of	Number of			Number of	Value of
	Securities	Securities	Securities			Shares or	Shares or
	Underlying	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)

Richard Arenschield	—	—	—	—	—	—	—

Alvin H. Clemens	466,664 (1)	83,336		1.01	4/1/2018	—	—
	300,000 (2)	—	—	1.00	11/22/2015	—	—

Charles Eissa	385,400 (3)	114,600	—	2.50	11/9/2015	75,000	6,000

Anthony R. Verdi	350,000 (4)	—	—	1.00	11/09/2015	—	—

Robert J. Oakes	—	—	—	—	—	—	—

Ivan M. Spinner	—	—	—	—	—	—	—

(1)	Vesting occurs as follows; 300,000 shares were vested on April 1, 2008, 20,833 vested on May 1, 2008 and 20,833 shares vested or will vest on the first of each month thereafter through March 1, 2009, and 20,837 shares will vest on April 1, 2009.

(2)	Vesting occurs as follows; 200,000 shares vested on May 23, 2006, 150,000 shares on November 23, 2006, 12,500 shares on December 31, 2006 and on the last day of each month thereafter until November 30, 2007.

(3)	Vesting occurs as follows; 125,000 shares vested on November 10, 2006, 10,416 shares on December 31, 2006 and on the last day of each month thereafter until October 31, 2007, and 10,440 shares on December 31, 2008(?).

(4)	Vesting occurs as follows; 100,000 shares vested on May 10, 2006, 125,000 shares on November 10, 2006, 10,416 shares on December 31, 2006 and on the last day of each month thereafter until October 31, 2007, and 10,424 shares on December 31, 2008(?).

Employment, Severance and Other Agreements
Richard Arenschield
     On March 31, 2008, Mr. Clemens resigned as Chief Executive Officer, effective upon the later of April 1, 2008 and the business day immediately following the date on which we filed our Annual Report on Form 10-KSB with the SEC for the fiscal year ended December 31, 2007. Richard Arenschield was approved and appointed by our board of directors to serve as the interim Chief Executive Officer, effective immediately upon the April 2, 2008 effective date of Mr. Clemens’ resignation. Under the terms of a verbal agreement, Mr. Arenschield will be entitled to receive compensation for his services as interim Chief Executive Officer in the amount of $150,000 for a term of six months, payable in accordance with our ordinary payroll procedures, and an additional amount of $50,000 for living expenses, payable in accordance with a schedule to be determined by the board of directors. Mr. Arenschield resigned from the position of interim Chief Executive Officer on April 3, 2008.
Alvin H. Clemens and Ivan M. Spinner
     On November 27, 2007 we entered into amended and restated employment agreements with each of Alvin H. Clemens and Ivan M. Spinner. The employment agreements replaced and superseded the executives’ existing employment agreements. On March 28, 2008, Mr. Spinners’ employment as our Executive Vice President was terminated without cause. In accordance with Mr. Spinner’s amended and restated employment agreement Mr. Spinner is entitled to continue to receive his salary and benefits for a period of 18 months after his termination.
     On March 31, 2008, in connection with our March 31, 2008 private placement and Mr. Clemens’ resignation as our Chief Executive Officer and appointment as Co-Chairman of our Board of Directors, Mr. Clemens’ amended and restated employment agreement was terminated effective upon his resignation on April 1, 2008. In consideration of Mr. Clemens’ resignation as Chief Executive Officer and the termination of his existing Amended and Restated Employment Agreement, Mr. Clemens received incentive stock options to purchase 550,000 shares of our common stock. These options have a term of ten years and have an exercise per share equal to $1.01. The Company and Mr. Clemens had attempted to negotiate a new employment agreement governing the terms of Mr. Clemens’ position as Co-Chairman of the Board, which would provide Mr. Clemens with a one year term and a salary of $300,000 effective as of the date of Mr. Clemens’ resignation. The Company continues to pay Mr. Clemens a salary at an annualized rate of $300,000, together with employee benefits through March 31, 2009. Mr. Clemens employment, salary and benefits cease on March 31, 2009, after which point he will be compensated under our Non Employee Director Compensation Plan.

Charles A. Eissa
     Pursuant to a written employment agreement, Mr. Eissa serves as our President and Chief Operating Officer. Pursuant to his employment agreement, his annual base salary was $214,200 per year through April, 1, 2006, was then increased to $250,000 through March 19, 2007 and then increased to $300,000 thereafter. He is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time. Mr. Eissa’s employment agreement automatically renewed on November 18, 2007.
     In connection with the March 31, 2008 private placement, Mr. Eissa’s employment agreement was amended effective March 31, 2008 to revise Mr. Eissa’s annual base salary to $250,000 and to amend the term of his employment agreement to a one year term commencing March 31, 2008.
     On February 2, 2009, Mr. Eissa’s employment agreement was amended to amend the term of his employment agreement to a term of 13 months commencing on March 31, 2008 and ending on April 30, 2009.
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
Anthony R. Verdi
     Pursuant to an amended and restated employment agreement Mr. Verdi serves as our Chief Financial Officer and Chief Operating Officer. Pursuant to his amended and restated employment agreement, his annual base salary was $225,000 per year through April, 1, 2006, was then increased to $250,000 through March 31, 2009 and, if not terminated, will automatically renew for one year periods. He is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time.
     In connection with the March 31, 2008 private placement, Mr. Verdi’s employment agreement was amended effective March 31, 2008 to revise Mr. Verdi’s annual base salary to $225,000 and to amend the term of his employment agreement to a one year term commencing March 31, 2008.
     In the event of Mr. Verdi’s termination without cause or for good reason, he or his estate would receive his then current base annual salary, plus unpaid accrued employee benefits, which is primarily accrued vacation, plus the continuation of his employee benefits for a period of 18 months, less all applicable taxes. In the event of his voluntary termination, death or disability, he or his estate would receive unpaid accrued employee benefits, plus the continuation of his employee benefits for a period of 1 month, less all applicable taxes.
Robert J. Oakes
     Pursuant to a written employment agreement with Atiam Technologies, LLC Mr. Oakes serves as Atiam Technologies LLC’s President and Chief Executive Officer. Pursuant to his employment agreement, his annual base salary is $250,000 per year through October 1, 2010. He is entitled to receive such bonus compensation as may be determined by the Compensation Committee of the board of directors and such fringe benefits as are available to other executives of Health Benefits Direct Corporation. Mr. Oakes employment agreement shall be automatically extended for an additional one year term on October 1, 2010 and annually thereafter unless either party provides written notification to the other party of non-renewal no later than 60 days prior to the termination date of the agreement.
     In the event of Mr. Oakes’s termination without cause or for good reason, he or his estate would receive his then current base annual salary, plus unpaid accrued employee benefits, which is primarily accrued vacation, plus the continuation of his employee benefits for a period of 12 months, less all applicable taxes. In the event of his voluntary termination, death or disability, he or his estate would receive unpaid accrued employee benefits, plus the continuation of his employee benefits for a period of one month, less all applicable taxes.
     Pursuant to Mr. Oakes employment agreement, he is subject to a non competition and non-solicitation provision for a period of three years after October 1, 2007 or a period of one year following his termination, whichever is shorter.

Compensation of Directors
     The following table sets forth information concerning the compensation of all individuals who served on our board of directors during the fiscal year ended December 31, 2008. There were no non-equity incentive plan compensation or nonqualified deferred compensation earnings to any of our directors for the year ended December 31, 2008. Directors who are employees receive no additional or special compensation for serving as directors. All director compensation for Messrs. Clemens, Oakes and Verdi is included in the Summary Compensation Table.

	Fees Earned
	or		Option	All Other
	Paid in Cash	Stock Awards	Awards	Compensation	Total
Name	($)(1)	($)(2)	($)(3)	($)(4)	($)

Donald Caldwell	—	—	—	—	—

John Harrison	11,500	25,800	23,250	11,538	72,088

C. James Jensen	6,000	17,200	258,423	—	281,623

Warren V. Musser	9,000	17,200	—	—	26,200

Sanford Rich	15,000	25,800	176,197	13,644	230,641

L.J. Rowell	13,500	25,800	176,197	—	215,497

Paul Soltoff	10,500	17,200	23,250	—	50,950

Frederick Tecce	—	—	—	—	—

Edmond Walters	9,000	33,333	—	—	42,333

(1)	Represents board and committee meeting and retainer fees paid to our directors under our Non-Employee Director Compensation Plan.

(2)	Represents the dollar amount recognized for financial statement reporting purposed with respect to the applicable fiscal year n accordance with SFAS 123(R). Stock award expense paid to our directors under our Non Employee director Compensation Plan for the most recently completed fiscal year pertaining to directors, which is detailed by director in the following tables, was based on the closing price per share ($1.72) of our common stock on the OTCBB on the date of the grant.

	Date of	Number of Shares of		Aggregate Value of
	Stock Grant	Common Stock Granted	Value Per Share	Stock Granted

Donald Caldwell	—	—	—	—

John Harrison	1/3/2008	15,000	$1.72	$25,800

C. James Jensen (5)	1/3/2008	10,000	1.72	17,200

Warren V. Musser	1/3/2008	10,000	1.72	17,200

Sanford Rich	1/3/2008	15,000	1.72	25,800

L.J. Rowell	1/3/2008	15,000	1.72	25,800

Paul Soltoff	1/3/2008	10,000	1.72	17,200

Frederick C. Tecce	—	—	—	—

Edmond Walters	4/1/2008	99,010	1.01	100,000

(3)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the applicable fiscal year in accordance with SFAS 123(R). Stock option expense for the most recently completed fiscal year pertaining to directors is based on the estimated fair value as of the date of grant using the Black-Scholes option-pricing model based on the terms of each option amortized over the vesting period of the option or the duration of board membership, whichever is shorter. Fair value was estimated based on an assumed dividend yield of 0% and the assumptions below.

		Fair Value
	Amount	Expensed in
	Expensed in	Financial
	Financial	Statements	Fair Value	Number of	Option	Stock Price			Risk Free	Expected	Assumed
	Statements	Based on	of Option	Options	Exercise	on the Date	Date of	Expected	Interest	Life in	Dividend
Name	($)	Vesting	Award ($)	Granted (#)	Price ($)	of Grant ($)	Grant	Volatility	Rate	years	Yield

John Harrison	23,250	31%	75,000	250,000	1.00	1.00	11/22/2005	25%	3.75%	4.5	0%

C. James Jensen	258,423	44%	587,324	200,000	3.60	3.60	04/27/2006	113%	4.66%	5	0%

Warren V. Musser	—	0%	193,264	250,000	1.00	1.00	01/11/2006	103%	3.75%	5	0%
	—	0%	896,542	425,000	2.70	2.90	03/14/2006	105%	3.75%	5	0%

L. J. Rowell	176,197	30%	587,324	200,000	3.60	3.60	04/27/2006	113%	4.66%	5	0%

Sanford Rich	176,197	30%	587,324	200,000	3.60	3.60	04/27/2006	113%	4.66%	5	0%

Paul Soltoff	23,250	31%	75,000	250,000	1.00	1.00	11/23/2005	25%	3.75%	4.5	0%

(4)	Mr. Harrison provided marketing consulting services to the Company pursuant to a verbal agreement from January 29, 2007 through March 31, 2008. Mr. Rich provided management consulting services from January 28, 2008 through March 6, 2008.

(5)	Mr. Jensen resigned from the board effective March 26, 2008.
The following table sets forth information concerning the aggregate number of options available for non-employee directors as of December 31, 2008.

Aggregate Number of
Options Available as of
December 31, 2008

Donald Caldwell	—

John Harrison	250,000

C. James Jensen	—

Warren V. Musser	675,000

Sanford Rich	200,000

L.J. Rowell	200,000

Paul Soltoff	150,000

Frederick C. Tecce	—

Edmond Walters	—
Director Compensation Plan.
     Directors who are employees receive no additional or special compensation for serving as directors. Non employee directors receive the following compensation under the terms of our Non Employee Director Compensation Plan:
•	Each non employee director will receive the following cash compensation
•	$5,000 annual retainer for each director

•	$2,000 annual retainer for the Audit Committee Chairperson

•	$1,000 annual retainer for the Compensation Committee Chairperson

•	$1,000 annual retainer for the Nominating and Governance Committee Chairperson

•	$1,000 meeting fee for each board meeting attending in person

•	$500 meeting fee for each committee meeting attending in person or via teleconference.

•	Each non employee director will receive the following equity compensation:
•	Upon election to the Board a newly elected director will receive a grant of restricted shares of Common stock under the 2008 Equity Compensation Plan with an aggregate fair market value of $100,000, as determined by the closing market price of the Company’s Common Stock on the date of the directors election to the Board., which shall vest in the following increments: (i) one-third on the date of the director’s election to the Board; (ii) one-third on the date of the first anniversary of the director’s election to the Board; (iii) one-third on the date of the second anniversary of the director’s election to the Board.

•	On a date specified by the Compensation Committee of the Board each director who serves as a director on that specified date will receive an annual grant of 10,000 fully vested shares of Common Stock granted under the 2008 Equity Compensation Plan.

•	On a date specified by the Compensation Committee of the Board each director who serves as a chairperson of a committee of the Board on that specified date will receive an annual grant of 5,000 fully vested shares of Common Stock granted under the 2008 Equity Compensation Plan.
     We also purchase directors and officers liability insurance for the benefit of our directors and officers as a group. We also reimburse our directors for their reasonable out-of-pocket expenses incurred in attending meetings of our board of directors or its committees. No fees are payable to directors for attendance at specially called meetings of the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
     The following table shows information known by us with respect to the beneficial ownership of our Shares as of March 20, 2009, for each of the following persons:
•	each of our directors;

•	our named executive officers;

•	all of our directors, director nominees and executive officers as a group; and

•	each person or group of affiliated persons or entities known by us to beneficially own 5% or more of our Shares.
     The number of Shares beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”). Under these rules, beneficial ownership includes any Shares as to which the individual or entity has sole or shared voting power or investment power and includes any Shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 20, 2009 through the exercise of any warrant, stock option or other right. In computing the number of Shares beneficially owned by a person and the percentage ownership of that person, Shares underlying options and warrants that are exercisable within 60 days of March 20, 2009 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws, where applicable, the persons named in this table have sole voting and investment power with respect to all Shares shown as beneficially owned by them. The following table is based on 41,279,645 Common Shares and 1,000,000 Preferred Shares outstanding as of March 20, 2009. Unless otherwise indicated, the address of all individuals and entities listed below is Health Benefits Direct Corporation, 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087.

	Number of			Percent
	Shares			of Shares
	Beneficially			Beneficially
Name of Beneficial Owner	Owned		Title of Class	Owned
Directors and Executive Officers:

Alvin H. Clemens	5,083,918	(1)	Common Stock	11.5%
Donald R. Caldwell	11,955,715	(2)	Common Stock	25.5%
	2,000,000	(3)	Series A Preferred Stock	100%
Charles A. Eissa	1,633,570	(4)	Common Stock	3.9%
Warren V. Musser	1,135,000	(5)	Common Stock	2.7%
Robert J. Oakes	398,899	(6)	Common Stock	1.0%
John Harrison	466,750	(7)	Common Stock	1.1%
L.J. Rowell	400,600	(8)	Common Stock	1.0%
Paul Soltoff	355,000	(9)	Common Stock	*
Sanford Rich	305,000	(8)	Common Stock	*
Frederick C. Tecce	12,105,715	(11)	Common Stock	25.8%
	2,000,000	(3)	Series A Preferred Stock	100%

	Number of			Percent
	Shares			of Shares
	Beneficially			Beneficially
Name of Beneficial Owner	Owned		Title of Class	Owned
Anthony R. Verdi	435,000	(11)	Common Stock	1.0%
Edmond Walters	161,633		Common Stock	*

All directors and executive officers as a group (12 persons)	22,471,085	(1)(2)(4)(5)(6)(7)(8)(9)(10)(11)(12)	Common Stock	43.1%
	2,000,000	(3)	Series A Preferred Stock	100%

Holders of More than Five Percent of Our Common Stock:

The Co-Investment Fund II, L. P.	11,955,715	(12)	Common Stock	25.5%
	2,000,000	(3)	Series A Preferred Stock	100%
Cumberland Associates LLC	3,339,113	(13)	Common Stock	7.8%
Gerald Unterman	3,104,838	(14)	Common Stock	7.3%

*	Less than 1%

(1)	Includes 1,000,000 shares held by The Clemens-Beaver Creek Limited Partnership, of which Alvin H. Clemens is the general partner. Mr. Clemens disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. Also includes 100,000 shares held by Mr. Clemens’s minor children. Also includes 850,000 shares underlying options and 804,838 shares underlying warrants, all of which are exercisable within 60 days of March 20, 2009. Also includes 500,000 shares underlying warrants held by the Clemens-Beaver Creek Limited Partnership.

(2)	Includes 6,350,877 shares and 5,604,838 shares underlying warrants that are exercisable within 60 days of March 20, 2009 and are beneficially owned by Co-Investment Trust II, L. P. (the “Fund”), designee of Cross Atlantic Capital Partners, Inc. Mr. Caldwell is a managing partner of Cross Atlantic Capital Partners, Inc. Mr. Caldwell is also a shareholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of the Fund. Mr. Caldwell disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(3)	Includes 1,000,000 Preferred Shares underlying warrants, all of which are exercisable within 60 days of March 20, 2009. Represents securities owned by the Fund, the designee of Cross Atlantic Capital Partners, Inc., of which Frederick C. Tecce is the managing director and of which Donald R. Caldwell is managing partner. Mr. Caldwell is also a shareholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of the Fund. Mr. Tecce and Mr. Caldwell disclaim beneficial ownership of these securities, except to the extent of their pecuniary interest therein.

(4)	Includes 437,480 shares underlying options, all of which are exercisable within 60 days of March 20, 2009. Excludes 62,250 shares underlying options that are not exercisable within 60 days of March 20, 2009.

(5)	Includes 440,000 shares underlying warrants and 675,000 shares underlying options, all of which are exercisable within 60 days of March 20, 2009.

(6)	Excludes 1,000,000 shares of underlying options that are not exercisable within 60 days of March 20, 2009.

(6)	Includes 250,000 shares underlying options and 86,750 shares underlying warrants, all of which are exercisable within 60 days of March 20, 2009.

(7)	Includes 200,000 shares underlying options that are exercisable within 60 days of March 20, 2009.

(8)	Includes 150,000 shares underlying options and 25,000 shares underlying warrants, all of which are exercisable within 60 days of March 20, 2009.

(9)	Includes 25,000 shares underlying warrants that are exercisable within 60 days of March 20, 2009.

(10)	Includes 50,000 shares underlying warrants that are exercisable within 60 days of March 20, 2009. Also includes 6,450,877 shares and 5,604,838 shares underlying warrants that are exercisable within 60 days of March 20, 2009 and are beneficially owned by the Fund, designee of Cross Atlantic Capital Partners, Inc. Mr. Tecce is a managing partner of Cross Atlantic Capital Partners, Inc. Mr. Tecce disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(11)	Includes 350,000 shares underlying options and 25,000 shares underlying warrants, all of which are exercisable within 60 days of March 20, 2009.

(12)	Includes 5,604,838 shares underlying warrants that are exercisable within 60 days of March 20, 2009. Excludes 650,000 shares of underlying options that are not exercisable within 60 days of March 20, 2009.

(13	Includes 1,522,352 shares underlying warrants that are exercisable within 60 days of March 20, 2009.

(14)	According to Schedule 13G filed with the Commission by Mr. Unterman on April 18, 2007. Includes 1,104,839 shares underlying warrants that are exercisable within 60 days of March 20, 2009.

Equity Compensation Plan Information
     The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2008:
EQUITY COMPENSATION PLAN

Number of
	Number of		Securities Remaining
	Securities to be	Weighted-	Available for Future
	Issued upon	Average Exercise	Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options,	Options,	(Excluding Securities
	Warrants	Warrants and	Reflected in the first
Plan Category	and Rights	Rights	Column)

Equity compensation plans approved by security holders	17,927,886	$1.42	1,969,790

Equity compensation plans not approved by security holders	0	0	0

Total	17,927,886	$1.42	1,969,790
     A description of the material terms of our equity compensation plans can be found in Note 8 — Shareholders Equity — Stock Options in the notes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Transactions With Related Persons
     From the beginning of our last fiscal year until the date of this annual report on Form 10-K, there has been no transaction, nor is there any transaction currently proposed, to which we were, are, or would be a participant, in which the amount involved exceeded or would exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors or executive officers, any holder of more than 5% of our common stock or any member of the immediate family of any of these persons or entities had or will have a direct or indirect material interest, other than the compensation and compensation arrangements (including with respect to equity compensation and board compensation) described below.

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
     We have engaged in the following transactions regarding sales of our common stock with our executive officers and directors, and with the beneficial holders of 5% or more of our common stock:
•	On March 31, 2008, we completed a private placement of an aggregate of 6,250,000 shares of our common stock and warrants exercisable for 5,000,000 shares of our common stock. We sold 6,250,000 investment units in the private placement, each investment unit consisting of one share of our common stock and a warrant to purchase one share of common stock for an aggregate purchase price of $5,000,000. In connection with this private placement:
•	Co-Investment Trust II, L.P., designee of Cross Atlantic Capital Partners, Inc., purchased 5.0 million investment units for a purchase price of $4,000,000. Mr. Tecce, who is one of our directors, is a managing partner of Cross Atlantic Partners, Inc. Mr. Caldwell, who is also one of our directors, is a shareholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of The Co-Investment Fund II, L.P.

•	Cumberland Associates LLC, a holder of more than 5% of our shares of common stock, purchased 1.25 million investment units in the private placement for a purchase price of $1,000,000.
•	On January 15, 2009, we completed a private placement with Co-Investment Fund II, L.P., for an aggregate of 1,000,000 shares of our Series A Convertible Preferred Stock and warrants to purchase 1,000,000 shares of our Series A Convertible Preferred Stock.
•	The preferred stock is entitled to vote as a single class with the holders of the Company’s common stock with each share of preferred stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each share of preferred stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the preferred stock original issue price, subject to certain customary adjustments, or (B) the amount such share of preferred stock would receive if it participated pari passu with the holders of Common Stock on an as-converted basis. Each Share of preferred stock becomes convertible into 20 shares of common stock (the “Shares”), subject to adjustment and at the option of the holder of the preferred stock, immediately after stockholder approval of the amendment to our company’s charter. For so long as any shares of preferred stocks are outstanding, the vote or consent of the holders of at least two-thirds of the preferred stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the preferred stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the preferred stock. In addition to the voting rights described above, for so long as 1,000,000 Share of preferred stocks are outstanding, the vote or consent of the holders of at least two-thirds of the share of preferred stocks is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of preferred stock with an amount per share equal to two and a half (2.5) times the preferred stock original issue price.
•	The warrants provide that the holder thereof shall have the right (A) at any time after the Stockholder Approval Deadline, but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below), (ii) the date on which the Company’s stockholders approve the Charter Amendment (the “Stockholder Approval Date”) and (iii) January 14, 2014, to acquire 1,000,000 shares of Preferred Stock upon the payment of $4.00 per Preferred Warrant Share and (B) at any time after the Stockholder Approval Date, but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below) and (ii) January 14, 2014, to acquire up to a total of 20,000,000 shares of Common Stock of the Company (each a “Warrant Share”) upon the payment of $0.20 per Warrant Share (the “Exercise Price”). The Company also has the right, at any point after the Stockholder Approval Date and after which the volume weighted average trading price per share of the Preferred Stock for a minimum of 20 consecutive trading days is equal to at least eight times the Exercise Price per share, provided that certain other conditions have been satisfied, to call the outstanding Warrants (a “Call Event”), in which case such Warrants will expire if not exercised within ten business days thereafter. The Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.20 per share of Common Stock during the first two years following the date of issuance of the Warrants, subject to customary exceptions.
Director Independence
     Although our common stock is not listed on NASDAQ and, as a result, we are not subject to NASDAQ’s listing standards, we voluntarily strive to comply with such standards. As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by a company’s board of directors. Our board of directors, in applying the standards for independence as defined by Rule 4200(a)(15) of the NASDAQ listing standards and Rule 10A-3(b)(1)(ii) promulgated by the Securities and Exchange Commission, has affirmatively determined that Messrs. Harrison, Rich, Rowell, Tecce and Soltoff are “independent” directors.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     A summary of the fees of Sherb & Co., LLP for the years ended December 31, 2008 and 2007 are set forth below:

	2008 Fees	2007 Fees
Audit Fees(1)	$96,285	$79,000
Audit-Related Fees(2)	15,000	730
Tax Fees(3)	15,000	—
All Other Fees	—	—
Total Fees	$126,285	$79,730

(1)	Audit fees for the fiscal years ended December 31, 2008 and 2007 were for professional services rendered for the audits and interim quarterly reviews of our consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees for the fiscal year ended December 31, 2008 were for professional services rendered for the audit of the Company’s 401(k) plan. Audit-related fees for the fiscal year ended December 31, 2007 were for out of pocket expenses incurred for the audit of our consolidated financial statements.

(3)	Tax fees were for tax compliance, tax advice and tax planning.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
     The audit committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The following documents are filed as part of this Form 10-K:
     1. Financial Statements. See Financial Statements on page 43 of this Annual Report on Form 10-K.
     2. Financial Statement Schedules. None, as all information required in these schedules is included in the consolidated financial statements or the notes thereto.
     3. Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated below.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

2.2	Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference from Exhibit 2.1 to the Company’s current report on From 8-K, filed with the Commission on September 26, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.4	Certificate of Merger of HBDC II, Inc. with and into Health Benefits Direct Corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2, filed with the Commission on February 1, 2008).

3.6	Certificate of Designation with respect to shares of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2009).

3.7**	Certificate of Amendment to Certificate of Incorporation.

Exhibit
Number	Description

4.1	Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

4.2	Warrant to Purchase Common Stock issued to Alvin H. Clemens (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on March 31, 2006).

4.3	Securities Purchase Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.4	Registration Rights Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.7	Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Company’s current report on From 8-K, filed with the Commission on October 4, 2007).

4.8	Registration Rights Agreement, dated October 1, 2007, by and among Health Benefits Direct Corporation and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Company’s current report on From 8-K, filed with the Commission on October 4, 2007).

4.9	Securities Purchase Agreement, dated March 31, 2008, by and between Health Benefits Direct Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10	Securities Purchase Agreement, dated March 31, 2008, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.11	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.12	Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Company’s current report on From 8-K, filed with the Commission on March 31, 2008).

Exhibit
Number	Description

4.13	Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Company’s current report on From 8-K, filed with the Commission on March 31, 2008).

4.14	Board Representation Agreement, date March 31, 2008, between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

10.1	Health Benefits Direct Corporation 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.2	Health Benefits Direct Corporation 2005 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 22, 2005).

10.3	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.4	Lease Agreement, dated February 9, 2004, between Case Holding Co. and Platinum Partners, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005).

10.5	Lease between Health Benefits Direct Corporation and FG2200, LLC, effective March 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 6, 2006).

10.6	Employment Agreement, dated November 18, 2005, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.7	Amendment 2008-1 to Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.9	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

Exhibit
Number	Description

10.12	Merger Agreement, dated April 3, 2006, among Health Benefits Direct Corporation, ISG Merger Acquisition Corp., Insurance Specialist Group Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2006).

10.13	Employment Agreement, dated April 3, 2006, between HBDC II, Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2006).

10.14	Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 2, 2006).

10.15	Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 2, 2006).

10.16	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.17	Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.18	Sublease, dated March 7, 2006, between Health Benefits Direct Corporation and World Travel Partners I, LLC Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.19	First Amendment to Sublease, dated April 18, 2006, between Health Benefits Direct Corporation ad World Travel Partners I, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.20	Letter Agreement, dated April 18, 2006, among World Travel Partners I, LLC, Health Benefits Direct Corporation, and 1120 Avenue of the Americas, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.21	Software and Services Agreement, dated May 31, 2006, among Health Benefits Direct Corporation, Insurint Corporation, and Realtime Solutions Group, L.L.C. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

10.22	Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006).

10.23	Separation Agreement, dated December 7, 2006, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

Exhibit
Number	Description

10.24	Amendment No. 1 to Option, dated as of February 15, 2007, delivered by Health Benefits Direct Corporation to Daniel Brauser (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 16, 2007).

10.25	Consent and Lock-Up Agreement, dated April 5, 2007, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2007).

10.26	Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s current report on From 8-K, filed with the Commission on October 4, 2007).

10.27	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Alvin H. Clemens (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.28	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.29	Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.30	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Ivan M. Spinner (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.31**	Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc.

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of Health Benefits Direct Corporation.

23.1**	Consent of Sherb & Co., LLP.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

Exhibit
Number	Description

32.1**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

**	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH BENEFITS DIRECT CORPORATION
By:	/s/ Anthony R. Verdi
Anthony R. Verdi
Principal Executive Officer, Chief Financial Officer and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANTHONY R. VERDI Anthony R. Verdi	Chief Financial Officer, Chief Operating Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)	March 31, 2009

	Co-Chairman	March 31, 2009
Alvin H. Clemens

/s/ DONALD R. CALDWELL	Co-Chairman	March 31, 2009
Donald R. Caldwell

/s/ WARREN V. MUSSER	Director	March 31, 2009
Warren V. Musser

/s/ JOHN HARRISON	Director	March 31, 2009
John Harrison

/s/ ROBERT J. OAKES	Director	March 31, 2009
Robert J. Oakes

/s/ PAUL SOLTOFF	Director	March 31, 2009
Paul Soltoff

/s/ SANFORD RICH	Director	March 31, 2009
Sanford Rich

	Director	March 31, 2009
L.J. Rowell

/s/ FREDERICK C. TECCE	Director	March 31, 2009
Frederick C. Tecce

/s/ EDMOND WALTERS	Director	March 31, 2009
Edmond Walters

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

2.2	Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference from Exhibit 2.1 to the Company’s current report on From 8-K, filed with the Commission on September 26, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.4	Certificate of Merger of HBDC II, Inc. with and into Health Benefits Direct Corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2, filed with the Commission on February 1, 2008).

3.6	Certificate of Designation with respect to shares of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2009).

3.7**	Certificate of Amendment to Certificate of Incorporation.

4.1	Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

4.2	Warrant to Purchase Common Stock issued to Alvin H. Clemens (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on March 31, 2006).

Exhibit
Number	Description

4.3	Securities Purchase Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.4	Registration Rights Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.7	Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Company’s current report on From 8-K, filed with the Commission on October 4, 2007).

4.8	Registration Rights Agreement, dated October 1, 2007, by and among Health Benefits Direct Corporation and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Company’s current report on From 8-K, filed with the Commission on October 4, 2007).

4.9	Securities Purchase Agreement, dated March 31, 2008, by and between Health Benefits Direct Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10	Securities Purchase Agreement, dated March 31, 2008, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.11	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.12	Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Company’s current report on From 8-K, filed with the Commission on March 31, 2008).

4.13	Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Company’s current report on From 8-K, filed with the Commission on March 31, 2008).

Exhibit
Number	Description

4.14	Board Representation Agreement, date March 31, 2008, between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

10.1	Health Benefits Direct Corporation 2005 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.2	Health Benefits Direct Corporation 2005 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 22, 2005).

10.3	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.4	Lease Agreement, dated February 9, 2004, between Case Holding Co. and Platinum Partners, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005).

10.5	Lease between Health Benefits Direct Corporation and FG2200, LLC, effective March 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 6, 2006).

10.6	Employment Agreement, dated November 18, 2005, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.7	Amendment 2008-1 to Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.9	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

Exhibit
Number	Description

10.12	Merger Agreement, dated April 3, 2006, among Health Benefits Direct Corporation, ISG Merger Acquisition Corp., Insurance Specialist Group Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2006).

10.13	Employment Agreement, dated April 3, 2006, between HBDC II, Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2006).

10.14	Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 2, 2006).

10.15	Health Benefits Direct Corporation 2006 Omnibus Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 2, 2006).

10.16	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.17	Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.18	Sublease, dated March 7, 2006, between Health Benefits Direct Corporation and World Travel Partners I, LLC Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.19	First Amendment to Sublease, dated April 18, 2006, between Health Benefits Direct Corporation ad World Travel Partners I, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.20	Letter Agreement, dated April 18, 2006, among World Travel Partners I, LLC, Health Benefits Direct Corporation, and 1120 Avenue of the Americas, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.21	Software and Services Agreement, dated May 31, 2006, among Health Benefits Direct Corporation, Insurint Corporation, and Realtime Solutions Group, L.L.C. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

10.22	Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006).

Exhibit
Number	Description

10.23	Separation Agreement, dated December 7, 2006, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.24	Amendment No. 1 to Option, dated as of February 15, 2007, delivered by Health Benefits Direct Corporation to Daniel Brauser (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 16, 2007).

10.25	Consent and Lock-Up Agreement, dated April 5, 2007, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2007).

10.26	Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s current report on From 8-K, filed with the Commission on October 4, 2007).

10.27	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Alvin H. Clemens (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.28	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.29	Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.30	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Ivan M. Spinner (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.31**	Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc.

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of Health Benefits Direct Corporation.

23.1**	Consent of Sherb & Co., LLP.

Exhibit
Number	Description

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

**	Filed herewith