Form 10-Q
period 2009-03-31
HEALTH BENEFITS DIRECT CORP
filed 2009-05-15
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑   No ☐
     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☑
      As of May 14, 2009, there were 41,279,645 outstanding shares of common stock, par value $0.001 per share, of the registrant.

HEALTH BENEFITS DIRECT CORPORATION
Form 10-Q Quarterly Report
INDEX

PART I
FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets as of March 31, 2009 (UNAUDITED) and December 31, 2008	3
Consolidated Statements of Operations (UNAUDITED) for the three months ended March 31, 2009 and 2008	4
Consolidated Statements of Changes in Shareholders’ Equity (UNAUDITED) for the three months ended March 31, 2009	5
Consolidated Statements of Cash Flows (UNAUDITED) for the three months ended March 31, 2009 and 2008	6

Notes to Consolidated UNAUDITED Financial Statements	7

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 4T Controls and Procedures	51

PART II
OTHER INFORMATION

Item 1 Legal Proceedings	52

Item 4 Submission of Matters to a Vote of Security Holders	53

Item 6 Exhibits	53

Signatures	54

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,022,251	$1,842,419
Accounts receivable, less allowance for doubtful accounts $1,069 and $0	754,007	461,875
Tax receivable	26,290	31,290
Prepaid expenses	105,553	126,804
Other current assets	6,073	8,461

Total current assets	4,914,174	2,470,849

Restricted cash	1,150,000	1,150,000
Property and equipment, net of accumulated depreciation $ 296,114 and $267,384	837,710	729,881
Intangibles, net of accumulated amortization $1,204,646 and $1,911,461	1,705,612	1,911,461
Other assets	116,914	110,607

Total assets	$8,724,410	$6,372,798

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$516,099	$733,128
Accrued expenses	1,029,435	697,255
Current portion of capital lease obligations	109,763	89,297
Due to related parties	—	4,315
Deferred revenue	611,194	457,500
Liabilities of discontinued operations	1,247,951	2,238,315

Total current liabilities	3,514,442	4,219,810

LONG TERM LIABILITIES:
Capital lease obligations	250,440	209,511

Total long term liabilities	250,440	209,511

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock; 3,437,500 shares authorized, 1,000,000 shares issued and outstanding (liquidation value $10,000,000))	2,038,944	—
Common stock ($.001 par value; 200,000,000 shares authorized; 41,279,645 shares issued and outstanding)	41,279	41,279
Additional paid-in capital	45,511,515	43,281,139
Accumulated deficit	(42,632,210)	(41,378,941)

Total shareholders’ equity	4,959,528	1,943,477

Total liabilities and shareholders’ equity	$8,724,410	$6,372,798

See accompanying notes to consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$1,722,439	$1,285,323

Operating Expenses:
Salaries, employee benefits and related taxes	2,525,957	1,785,963
Advertising and other marketing	103,725	3,030
Depreciation and amortization	278,362	284,485
Rent, utilities, telephone and communications	205,470	162,995
Professional fees	696,479	484,328
Other general and administrative	334,619	441,792

	4,144,612	3,162,593

Loss from operations	(2,422,173)	(1,877,270)

Gain (loss) from discontinued operations	1,176,844	(2,469,858)

Other income (expense):
Interest income	12,111	30,506
Interest expense	(20,051)	(4,610)

Total other income (expense)	(7,940)	25,896

Net loss	$(1,253,269)	$(4,321,232)

Net loss per common share — basic and diluted:
Loss from operations	$(0.06)	$(0.05)
Gain (loss) from discontinued operations	0.03	(0.07)

Net loss per common share	$(0.03)	$(0.12)

Weighted average common shares outstanding — basic and diluted	41,279,645	35,335,465

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THREE MONTHS ENDED MARCH 31, 2009

	Preferred Stock, $.001		Common Stock, $.001
	Par Value		Par Value
							Total
	Number of		Number of		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance — December 31, 2008	—	$—	41,279,645	$41,279	$43,281,139	$(41,378,941)	$1,943,477

Preferred stock issued in private placement	1,000,000	2,038,944	—	—	1,945,439	—	3,984,383

Amortization of deferred compensation					284,937	—	284,937

Net loss for the period			—	—	—	(1,253,269)	(1,253,269)

Balance — March 31, 2009	1,000,000	$2,038,944	41,279,645	$41,279	$45,511,515	$(42,632,210)	$4,959,528

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(1,253,269)	$(4,321,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278,362	307,378
Stock-based compensation and consulting	220,376	854,688
Loss on impairment of property and equipment of discontinued operations	416,764	88,922
Loss on impairment of intangible assets of discontinued operations	1,222,817	295,633
Gain on the disposal of property and equipment of discontinued operations	(1,562)	—
Provision for bad debt	—	(22,029)
Changes in assets and liabilities:
Accounts receivable	(292,132)	(91,817)
Tax receivable	5,000	(36,212)
Prepaid expenses	21,251	(81,958)
Other current assets	2,388	10,092
Other assets	(6,306)	1,874
Accounts payable	(217,029)	(271,177)
Accrued expenses	332,180	(504,079)
Due to related parties	(4,315)	(28,500)
Deferred revenue	153,694	(80,250)
Income tax payable	—	(157,288)
Liabilities of discontinued operations	(2,628,381)	889,619

Net cash used in operating activities	(1,750,162)	(3,146,336)

Cash Flows From Investing Activities:
Purchase of property and equipment	(117,344)	(90,595)
Proceeds from the sale of property and equipment of discontinued operations	1,562	—
Purchase of intangible assets and capitalization of software development	—	(92,993)

Net cash used in investing activities	(115,782)	(183,588)

Cash Flows From Financing Activities:
Gross proceeds from capital leases	85,790	37,411
Payments on capital leases	(24,397)	(4,340)
Gross proceeds from sales of preferred stock	4,000,000	—
Gross proceeds from sales of common stock	—	5,000,000
Fees paid in connection with offering	(15,617)	(70,238)

Net cash provided by financing activities	4,045,776	4,962,833

Net increase in cash	2,179,832	1,632,909

Cash — beginning of the year	1,842,419	5,787,585

Cash — end of the period	$4,022,251	$7,420,494

Supplemental Disclosures of Cash Flow Information
Cash payments for income taxes	$—	$193,500

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 and notes thereto and other pertinent information contained in Form 10-K of Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) as filed with the Securities and Exchange Commission (the “Commission”).
The consolidated financial statements of the Company include the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.
For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2009 presentation.
The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009.
Organization
Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) was formed in January 2004 for the purpose of acquiring, owning and operating businesses engaged in direct marketing and sale of health and life insurance products, primarily utilizing the Internet and our former call center. Our current operations consist of Atiam Technologies LLC and Insurint Corporation.
Atiam is a provider of comprehensive, web-based insurance administration software applications. Atiam’s flagship software product is InsPro, which was introduced 2004. Atiam offers InsPro on a licensed and an ASP (Application Service Provider) basis. InsPro is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business. Atiam’s clients include insurance carriers and third party administrators. Atiam realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and consulting and implementation services. We acquired Atiam on October 1, 2007.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
During the first quarter of 2009 we ceased marketing and selling activities in Telesales and sold the majority of our call center-produced agency business to eHealth Insurance Services, Inc. (“eHealth”). Telesales specialized in the direct marketing of health and life insurance and related products to individuals and families. Telesales receives commission and other fees from the insurance companies on behalf of which it sells insurance products for the sale of such products. See Note 2 — Discontinued Operations.
Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2009 and 2008 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, accrued expenses pertaining to abandoned facilities, fair value of financial and equity instruments, and revenue recognition.
Cash and cash equivalents
The Company considers all liquid debt instruments with original maturities of 3 months or less to be cash equivalents.
Restricted cash
The Company considers all cash and cash equivalents held in restricted accounts pertaining to the Company’s letters of credit as restricted cash.
Accounts receivable
The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2009, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $1,069.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Accounts receivable from the Company’s two largest Atiam clients as measured by receivable balance accounted for 34% and 24% of the Company’s total accounts receivable balance at March 31, 2009.
Fair value of financial instruments
The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of March 31, 2009 and December 31, 2008, because of the relatively short-term maturity of these instruments and their market interest rates.
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
Intangible assets
Intangible assets consist of assets acquired in connection with the acquisition of Atiam and costs incurred in connection with the development of the Company’s software. See Note 4 — Intangible Assets.
The Company’s Insurint subsidiary capitalized certain costs valued in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs, which consist of direct technology labor costs, are capitalized and amortized using the straight-line method over expected useful lives. Costs that the Company has incurred in connection with developing the Company’s websites and purchasing domain names are capitalized and amortized using the straight-line method over an expected useful life.
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
March 31, 2009
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The Company’s Atiam subsidiary capitalized certain costs valued in connection with developing or obtaining software for external use in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. These costs, which consist of direct technology labor costs, are capitalized subsequent to the establishment of technological feasibility and until the product is available for general release. Both prior and subsequent costs relating to the establishment of technological feasibility are expensed as incurred. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a straight-line basis over the estimated useful lives of the products not to exceed two years, beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of the capitalized software development costs should be revised or the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of its software products, as defined by the estimated future revenue from the products less the estimated future costs of completing and disposing of the products, compared to the unamortized capitalized costs of the products. As of March 31, 2009, management believes no revisions to the remaining useful life or additional write-downs of capitalized software development costs are required because the net realizable value of its software products exceeds the unamortized capitalized costs. Management’s estimates about future revenue and costs associated with its software products are subject to risks and uncertainties related to, among other things, market and industry conditions, technological changes, and regulatory factors. A change in estimates could result in an impairment charge related to capitalized software costs.
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
See Note 2 — Discontinued Operations.
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
March 31, 2009
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Loss per common share
In accordance with SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents at March 31, 2009 include the following:

Convertible preferred stock	20,000,000
Options	5,746,148
Warrants	51,566,887

57,313,035

Revenue recognition
We follow the guidance of the Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.
Atiam offers InsPro on a licensed and an application service provider (“ASP”) basis. An InsPro software license entitles the purchaser a perpetual license to a copy of the InsPro software installed at a single client location. Alternatively, ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access InsPro installed on Atiam owned servers located at Atiam’s offices or at a third party’s site.
Atiam’s software maintenance fees apply to both licensed and ASP clients. Maintenance fees cover periodic updates to the application and the InsPro help desk.
Atiam’s consulting and implementation services are generally associated with the implementation of an InsPro instance for either an ASP or licensed client, and cover such activity as InsPro installation, configuration, modification of InsPro functionality, client insurance plan set-up, client insurance document design and system documentation.
Insurint Corporation offers Insurint™, which is a proprietary, professional-grade, web-based agent portal that aggregates real-time quotes and underwriting information from multiple highly-rated carriers of health and life insurance and related products. Insurint typically charges its clients a one time account set up fee, which is recognized as earned when collected and the service has been provided, and recurring access fees, which are typically monthly in frequency and are recognized as the service is provided.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
The unearned portion of Atiam’s and Insurint’s revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.
See Note 2 — Discontinued Operations for revenue recognition for discontinued operations.
Advertising and other marketing expense
Advertising expense pertains to the development and distribution of brand and product advertising. Other marketing includes professional marketing services. Advertising and other marketing are expensed as incurred.
Concentrations of credit risk
The Company maintains its cash and restricted cash in bank deposit accounts, which, at times, exceed the federally insured limits of $250,000 per account as of March 31, 2009. At March 31, 2009, the Company had approximately $4,410,000 in United States bank deposits, which exceeded federally insured limits. Effective October 3, 2008 through December 31, 2009, federally insured limits have been increased from $100,000 to $250,000 per account. The Company has not experienced any losses in such accounts through March 31, 2009.
During the three months ended March 31, 2009, approximately 57% and 17% of the Company’s revenue was earned from each of the Company’s two largest Atiam clients.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
At March 31, 2009, the Company does not believe that it is probable that the Company will incur a penalty in connection with registration rights agreements, which we entered into on March 31, 2008 in connection with the 2008 private placement and which we entered into on January 14, 2009 in connection with the 2009 private placement. Accordingly no liability was recorded as of March 31, 2009.
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
March 31, 2009
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
March 31, 2009
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 2 — DISCONTINUED OPERATIONS
During the first quarter of 2009, the Company ceased the direct marketing and sale of health and life insurance and related products to individuals and families in its Telesales call center. The Company also determined to discontinue selling health and life insurance and related products to individuals and families through its non employee ISG agents. During the first quarter of 2009 the Company’s Telesales business segment eliminated 43 positions including all of its licensed employee sales agents along with other Telesales service and support personnel and eliminated another 20 positions in Telesales through attrition.
On February 20, 2009 (the “Closing Date”), the Company entered into and completed the sale of the Company’s Telesales call center produced agency business (the “Agency Business”) to eHealth, an unaffiliated third party, pursuant to the terms of a Client Transition Agreement (the “Agreement”).
Pursuant to the Agreement the Company transferred to eHealth the broker of record status and the right to receive commissions on certain of the in-force individual and family major medial health insurance policies and ancillary dental, life and vision insurance policies issued by Aetna, Inc., Golden Rule, Humana, PacifiCare, Inc., Assurant and United Healthcare Insurance Co. (collectively, the “Specified Carriers”) on which the Company was designated as broker of record as of the Closing Date (collectively, the “Transferred Policies” and each, a “Transferred Policy”). Certain policies and products were excluded from the transaction, including the Company’s agency business generated through its ISG agents, all short term medical products and all business produced through carriers other than the Specified Carriers. In addition, the Agreement also provides for the transfer to eHealth of certain lead information relating to health insurance prospects (the “Lead Database”).
The aggregate initial amount of consideration paid by eHealth to the Company pursuant to the Agreement during the first quarter of 2009 was approximately $1,280,000. In addition, on the Closing Date, eHealth agreed to assume from the Company certain liabilities relating to historical commission advances on the Transferred Policies made by the Specified Carriers in an aggregate amount of approximately $1,385,000. In addition, eHealth has agreed to pay to HBDC II, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“HBDC II”) a portion of each commission payment received by eHealth and reported by the Specified Carrier relating to a Transferred Policy for the duration of the policy, provided that eHealth remains broker of record on such Transferred Policy.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 2 — DISCONTINUED OPERATIONS (continued)
Revenue Recognition for Discontinued Operations
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
The Company received bonuses based upon individual criteria set by insurance companies, which we recognize when we receive notification from the insurance company of the bonus due to us.
The Company receives fees for the placement and issuance of insurance policies that are in addition to, and separate from, any sales commissions paid by insurance companies. As these policy fees are not refundable and the Company has no continuing obligation, all such revenues are recognized on the effective date of the policies or, in certain cases, the billing date, whichever is later.
During the first quarter of 2009 the Company recognized a gain upon the execution of the Agreement of $2,664,794, which is the sum of the aggregate initial amount of consideration paid by eHealth to the Company and eHealth’s assumption of certain liabilities relating to historical commission advances on the Transferred Policies.
The Company recognizes as revenue commission payments received from eHealth in connection with the Agreement upon the Company’s notification by eHealth of such amounts.
The Company generated revenue from the sale of leads to third parties. Such revenues are recognized when the Company delivers the leads and bills the purchaser of the leads.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 2 — DISCONTINUED OPERATIONS (continued)
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
Impairment of Long Lived Assets
During the first quarter of 2009 we determined certain long term assets were impaired as a result of the cessation of direct marketing and sales in the Telesales call center. The Company recorded expense in 2009 to write-off the value of these long term assets in the results from discontinued operations in the amount of $1,716,535, which included property and equipment net of depreciation of $416,764, intangible assets net of accumulated amortization acquired from ISG of $1,200,428 and the value of internet domain name www.healthbenefitsdirect.com net of accumulated amortization of $22,389.
The Company recorded a liability for severance payments due to employees of discontinued operations of $198,976 and $266,740 at March 31, 2009 and December 31, 2008, respectively.
The financial position of discontinued operations was as follows:

	March 31, 2009	December 31, 2008
Accounts receivable, less allowance for doubtful accounts $0 and $2,173	$(343,201)	$(457,994)
Deferred compensation advances	(17,244)	(36,186)
Prepaid expenses	(8,769)	(51,029)
Other current assets	(1,683)	—
Property and equipment, net of accumulated depreciation of $0 and $1,300,155	—	(434,067)
Intangibles, net of accumulated amortization of $0 and $3,858,592	—	(1,286,946)
Other assets	(70,033)	(70,033)
Accounts payable	272,977	179,623
Accrued expenses	1,249,176	1,333,693
Sub-tenant security deposit	39,093	39,093
Unearned commission advances	102,507	3,022,161
Deferred revenue	25,128	—

Net current liabilities of discontinued operations	$1,247,951	$2,238,315

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 2 — DISCONTINUED OPERATIONS (continued)
The gain on the execution of the Agreement together with the results of the Telesales call center, ISG and real estate sub-leasing of the Company’s former New York and Florida sales offices are all classified as discontinued operations for all periods presented. The results of discontinued operations do not include any allocated or common overhead expenses except for a portion of expenses pertaining to our Florida office. The results of operations of discontinued operations were as follows:

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Commission and other revenue from carriers	$1,351,966	$4,905,877
Gain recognized upon the execution of the Agreement	2,664,794	—
Transition policy commission pursuant to the Agreement	224,338	—
Lead sale revenue	2,391	184,319
Sub-lease revenue	357,927	12,502

	4,601,416	5,102,698

Operating expenses:
Salaries, commission and related taxes	693,159	3,991,023
Lead, advertising and other marketing	120,128	1,995,703
Depreciation and amortization	95,619	431,231
Rent, utilities, telephone and communications	561,926	648,993
Professional fees	248,384	44,399
Loss on impairment of property and equipment	416,764	88,922
Loss on impairment of intangible assets	1,222,817	295,633
Other general and administrative	67,337	76,652
(Gain) on disposal of property and equipment	(1,562)	—

	3,424,572	7,572,556

Gain (loss) from discontinued operations	$1,176,844	$(2,469,858)

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful
	Life	At March 31,	At December 31,
	(Years)	2009	2008
Computer equipment and software	3	$734,535	$657,205
Office equipment	4.6	11,998	11,998
Office furniture and fixtures	6.7	353,258	294,029
Leasehold improvements	9.8	34,033	34,033

		1,133,824	997,265

Less accumulated depreciation		(296,114)	(267,384)

		$837,710	$729,881

For the three months ended March 31, 2009 and 2008, depreciation expense was $72,513 and $130,424, respectively.
NOTE 4 — INTANGIBLE ASSETS
Intangible assets consisted of the following:

	Useful
	Life	At March 31,	At December 31,
	(Years)	2009	2008
Atiam intangible assets acquired	4.7	$2,097,671	$2,097,672
Software development costs for internal use	2.6	638,291	660,680
Software development costs for external marketing	2	174,296	174,296

		2,910,258	2,932,648

Less: accumulated amortization		(1,204,646)	(1,021,187)

		$1,705,612	$1,911,461

Intangible assets acquired from Atiam had the following unamortized values as of March 31, 2009: value of client contracts and relationships other than license of $762,455; value of purchased software for sale and licensing value of $451,114; and employment and non-compete agreements acquired of $181,983. Software development costs for internal use and external marketing had unamortized values as of March 31, 2009 of $201,126 and $108,935, respectively.
For the three months ended March 31, 2009 and 2008, amortization expense was $205,849 and $154,061, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 4 — INTANGIBLE ASSETS (continued)
Amortization expense subsequent to the period ended March 31, 2009 is as follows:

2009	$617,546
2010	481,283
2011	346,734
2012	260,050

$1,705,613

NOTE 5 — RELATED PARTY TRANSACTIONS
As of December 31, 2008, the Company recorded $4,315 due to related parties, which consisted of director travel expense reimbursement to Cross Atlantic Capital Partners for Messrs. Caldwell and Tecce’s travel expense to board of director meetings.
NOTE 6 — SHAREHOLDERS’ EQUITY
Common Stock
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
March 31, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
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
On March 31, 2008, 75,000 restricted shares of Common Stock issued to Ivan M. Spinner, the Company’s former Senior Vice President, were forfeited in accordance with the terms of the restricted stock grant. The forfeiture was accounted for as retirement of 75,000 shares valued at $225,000 based on the fair market value on the date of grant and recorded as a reduction to salaries, commission and related taxes, net effects are included in amortization of deferred compensation.
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
2009
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
Preferred Stock
On January 14, 2009, a Company filed the Certificate of Designation with the Secretary of State of the State of Delaware. The Certificate of Designation was approved by the Company’s Board of Directors on January 12, 2009 and became effective upon filing. The Certificate of Designation provides for the terms of the Preferred Stock issued pursuant to the 2009 Purchase Agreement (as defined below).
On January 14, 2009, the Company entered into and, on January 15, 2009 completed, a private placement (the “2009 Private Placement”) with Co-Investment Fund II, L.P., a Delaware limited partnership (“Co-Investment” or the “Investor”), for an aggregate of 1,000,000 shares (each, a “Preferred Share”) of its Series A Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), and warrants (“2009 Warrants”) to purchase 1,000,000 shares of its Preferred Stock (each, a “Preferred Warrant Share”), pursuant to the terms of the Securities Purchase Agreement (the “2009 Purchase Agreement”). The gross proceeds from the closing were $4 million and the Company intends to use the net proceeds of the 2009 Private Placement for working capital purposes.
Pursuant to the 2009 Purchase Agreement, the Company agreed to sell to Co-Investment 1,000,000 investment units (each, a “2009 Unit”) in the 2009 Private Placement at a per 2009 Unit purchase price equal to $4.00. Each 2009 Unit sold in the 2009 Private Placement consisted of one share of Preferred Stock and a Warrant to purchase one share of Preferred Stock at an initial exercise price of $4.00 per share, subject to adjustment (the “2009 Warrant”).
The Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock, with each Share of Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each Share of Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Preferred Stock original issue price or $10,000,000, subject to certain customary adjustments, or (B) the amount such Share of Preferred Stock would receive if it participated pari passu with the holders of Common Stock on an as-converted basis. Each Share of Preferred Stock becomes convertible into 20 shares of Common Stock (the “Shares”), subject to adjustment and at the option of the holder of the Preferred Stock, immediately after stockholder approval of the Charter Amendment (as defined below). For so long as any shares of Preferred Stocks are outstanding, the vote or consent of the Holders of at least two-thirds of the Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 Shares of Preferred Stocks are outstanding, the vote or consent of the holders of at least two-thirds of the Shares of Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Preferred Stock with an amount per share equal to two and a half (2.5) times the Preferred Stock original issue price or $10,000,000 in aggregate for all issued and outstanding Preferred Stock.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
The Company was required, under the terms of the 2009 Purchase Agreement, to file a proxy statement (the “Proxy Statement”) and hold a special meeting of the Company’s stockholders (the “Special Meeting”) within 75 days of the effective date of the Purchase Agreement for the purpose of approving a certificate of amendment to the Company’s certificate of incorporation to increase the total number of the Company’s authorized shares of Common Stock from 90,000,000 to 200,000,000 (the “Charter Amendment”). Under the terms of the 2009 Purchase Agreement, Co-Investment agreed to vote all Preferred Shares and shares of Common Stock beneficially owned by it in favor of the Charter Amendment at the Special Meeting. The Company filed a Proxy Statement and on March 25, 2009 held a Special Meeting of shareholders whereby shareholders voted and approved the Charter Amendment.
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
The Company allocated the $4,000,000 proceeds received from the 2009 Private Placement net of $15,617 of costs incurred to complete 2009 Private Placement to the Preferred Shares and 2009 Warrants based on their relative fair values. The Company determined the 2009 Warrants are properly classified as an equity instrument. The Company recorded the value of the Preferred Shares as $2,038,944 and the value of the 2009 Warrants as $1,945,439 in additional paid in capital. The Company determined the fair value of the preferred shares to be $1,900,000 based on the closing price of the Company’s Common Stock on January 15, 2009 and the 20 to 1 conversion ratio of the Preferred Shares into Common Shares. The Company determined the fair value of the 2009 Warrants to be $1,812,867 using a Black-Scholes option pricing model with the following assumptions: expected volatility of 192%, a risk-free interest rate of 0.12%, an expected term of 5 years and 0% dividend yield.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
Stock Options
On February 5, 2009 the Company issued to Mr. Verdi a stock option grant to purchase a total of 650,000 shares of the Company’s Common Stock, which vests as follows: 130,000 shares of Common Stock on each of May 31, 2009, September 30, 2009, May 31, 2010 and September 30, 2010; 65,000 shares of Common Stock on May 31, 2011; and 32,500 shares of Common Stock on each of September 30, 2011 and May 31, 2012.
Also on February 5, 2009 the Company issued to Mr. Oakes a stock option grant to purchase a total of 1,000,000 shares of the Company’s Common Stock, which vests as follows: 200,000 shares of Common Stock on each of May 31, 2009, September 30, 2009, May 31, 2010 and September 30, 2010; 100,000 shares of Common Stock on May 31, 2011; and 50,000 shares of Common Stock on each of September 30, 2011 and May 31, 2012.
Each of the options issued to Messrs. Verdi and Oakes have a five year term and an exercise price of $0.101, which is equal to closing price of one share of the Company’s Common Stock as quoted on the OTCBB on February 5, 2009.
During the three months ended March 31, 2009 the Company also issued options under the 2008 Plan in aggregate to purchase 155,000 shares of Common Stock to employees at a weighted average option exercise price of $0.06. These options will vest one third on the first anniversary and an additional one third on each anniversary thereafter.
During the three months ended March 31, 2009 a total of 350,052 options previously granted were forfeited as a result of the termination of the employment of various employees in accordance with the terms of the stock options.
The Company recorded $284,936 and $725,688 in salaries, commission and related taxes pertaining to director and employee stock options and restricted and unrestricted stock grants in three months ended March 31, 2009 and 2008, respectively.
The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions for options granted during the three months ended March 31, 2009:

Expected volatility	200%
Risk-free interest rate	0.28%
Expected life in years	5
Assumed dividend yield	0%

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
A summary of the Company’s outstanding stock options as of and for the three months ended March 31, 2009 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value
Outstanding at December 31, 2008	4,291,200	$1.99	$0.86

For the period ended March 31, 2009
Granted	1,805,000	0.10	0.10
Exercised	—	—	—
Forfeited	350,052	2.53	0.22

Outstanding at March 31, 2009	5,746,148	1.37	0.66

Outstanding and exercisable at March 31, 2009	3,720,131	$1.96	$0.83

The following information applies to stock options outstanding at March 31, 2009:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of Shares	Contractual	Exercise		Exercise
Price	Underlying Options	Life	Price	Number Exercisable	Price
$0.06	155,000	5.0	$0.06	—	$—
0.10	1,650,000	4.9	0.10	—	—
0.24	15,000	4.6	0.24	—	—
0.78	10,000	4.1	0.78	—	—
1.00	1,300,000	6.7	1.00	1,300,000	1.00
1.01	550,000	9.0	1.01	466,664	1.01
1.05	10,000	2.9	1.05	—	—
2.50	972,648	3.5	2.50	963,212	2.50
2.55	25,000	2.3	2.55	16,500	2.55
2.62	20,000	2.7	2.62	13,200	2.62
2.70	475,000	2.1	2.70	441,500	2.70
2.95	45,000	2.1	2.95	29,700	2.95
3.00	43,500	3.1	3.00	14,355	3.00
3.50	75,000	7.0	3.50	75,000	3.50
3.60	400,000	2.1	3.60	400,000	3.60

	5,746,148			3,720,131

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
As of March 31, 2009, there were 7,000,000 shares of our Common Stock authorized to be issued under the 2008 Plan, of which 514,842 shares of our Common Stock remain available for future stock option grants.
The total intrinsic value of stock options granted during the three months ended March 31, 2009 was $0. The total intrinsic value of stock options outstanding and exercisable as of March 31, 2009 was $0.
The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $301,333 as of March 31, 2009, which will be recognized over a weighted average 1.0 years in the future.
Common Stock warrants
On January 10, 2009, warrants to purchase 2,762,500 shares of the Company’s Common Stock at an exercise price of $1.50 per share expired in accordance with the terms of the warrants.
The 2009 Warrants provide that the holder thereof shall have the right (A) at any time after the Stockholder Approval Deadline, but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below), (ii) the date on which the Company’s stockholders approve the Charter Amendment (the “Stockholder Approval Date”) and (iii) January 14, 2014, to acquire 1,000,000 shares of Preferred Stock upon the payment of $4.00 per Preferred Warrant Share and (B) at any time after the Stockholder Approval Date, but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below) and (ii) January 14, 2014, to acquire up to a total of 20,000,000 shares of Common Stock of the Company (each a “Warrant Share”) upon the payment of $0.20 per Warrant Share (the “Exercise Price”). The Company also has the right, at any point after the Stockholder Approval Date and after which the volume weighted average trading price per share of the Preferred Stock for a minimum of 20 consecutive trading days is equal to at least eight times the Exercise Price per share, provided that certain other conditions have been satisfied, to call the outstanding 2009 Warrants (a “Call Event”), in which case such 2009 Warrants will expire if not exercised within ten business days thereafter. The 2009 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.20 per share of Common Stock during the first two years following the date of issuance of the 2009 Warrants, subject to customary exceptions. Effective March 25, 2009, the 2009 Warrants became exercisable for 20,000,000 shares of Common Stock.
Effective March 25, 2009, in connection with our shareholders’ approval of an amendment to our certificate of incorporation, the Company adjusted the 2007 Warrants pursuant to the weighted average anti-dilution adjustment provisions of the 2007 Warrants. The exercise price of the 2007 Warrants was adjusted from $2.48 to $1.51 and the number of issued, exercisable and outstanding 2007 Warrants were adjusted from 3,024,186 to 4,966,887.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
A summary of the status of the Company’s outstanding stock warrants granted as of March 31, 2009 and changes during the period is as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding at December 31, 2008	13,636,686	$0.38

For the period ended March 31, 2009
Granted	20,000,000	0.20
Adjustment to warrants issued in 2007 for Preferred Stock and 2009 Warrants	1,942,701	1.51
Adjustment to warrants issued in 2008 for Preferred Stock and 2009 Warrants	18,750,000	0.20
Exercised	—	—
Expired	(2,762,500)	1.50

Outstanding at March 31, 2009	51,566,887	$0.38

Exercisable at March 31, 2009	51,566,887	$0.38

The following information applies to warrants outstanding at March 31, 2009:

	Common
Year of	Stock	Exercise
Expiration	Warrants	Price
2010	75,000	$1.50
2010	350,000	2.80
2011	1,175,000	1.50
2012	4,966,887	1.51
2013	25,000,000	0.20
2014	20,000,000	$0.20

	51,566,887

Outstanding warrants at March 31, 2009 have a weighted average remaining contractual life of 4.1 years.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
Registration Rights
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
NOTE 7 — CAPITAL LEASE OBLIGATIONS
The Company’s Atiam Business Segment has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.
Property and equipment includes the following amounts for leases that have been capitalized:

	Useful Life (Years)	March 31, 2009	December 31, 2008
Computer equipment and software	3	$413,865	$328,074

Phone System	3	15,011	15,011

		428,876	343,085

Less accumulated depreciation		(101,447)	(68,090)

		$327,429	$274,995

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 7 — CAPITAL LEASE OBLIGATIONS (continued)
Future minimum payments required under capital leases at March 31, 2009 are as follows:

2009	$105,752
2010	146,457
2011	126,837
2012	50,211
2013	2,261

Total future payments	431,518
Less amount representing interest	71,315

Present value of future minimum payments	360,203
Less current portion	109,763

Long-term portion	$250,440

NOTE 8 — DEFINED CONTRIBUTION 401(k) PLAN
The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $5,809 and $19,577 for the three months ended March 31, 2009 and 2008.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 9 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES
Employment and Separation Agreements
On March 27, 2009, Charles Eissa, the Company’s President, and the Company agreed to a Separation of Employment and General Release Agreement whereby Mr. Eissa and the Company mutually agreed that Mr. Eissa’s employment terminated effective March 27, 2009 (“Separation Date”). Under the terms of the agreement the Company will continue to pay Mr. Eissa his current base salary for a period of fourteen (14) months after the Separation Date, less applicable tax withholding, which will be paid in equal installments in accordance with the Company’s normal payroll practices. The Company will provide Mr. Eissa with continued medical, dental and vision coverage at the level in effect as of the Separation Date until the end of the twelve (12)-month period following the Separation Date. In addition the Company agreed to vest effective with the Separation Date all remaining restricted common stock granted to Mr. Eissa on February 15, 2007 subject to the payment in cash of any withholding taxes to the Company, which would have vested between March 15, 2009 and February 15, 2010. Any stock option grants held by Mr. Eissa that are not vested as of the Separation Date shall be forfeited as of the Separation Date.
Restricted Cash and Operating Leases
On March 7, 2006, the Company entered into a sublease for approximately 13,773 square feet of office space located on the 7th floor at 1120 Avenue of the Americas, New York, New York (the “Sublease Agreement”). The initial term of the Sublease Agreement commences in March 2006, and terminates on December 31, 2010. The monthly rent increases every 12 months, starting at approximately $303,000 per annum plus a proportionate share of landlord’s building expenses and ending at approximately $341,000 per annum plus a proportionate share of landlord’s building expenses. In connection with the Sublease Agreement, the Company provided a $151,503 letter of credit to the landlord as a security deposit for the Company’s obligations under the sublease. On May 15, 2006 the Company received the landlord’s consent, dated April 18, 2006, to the Sublease Agreement. In March 2008, the Company closed its sales office located in New York. On April 17, 2008 the Company entered into a sub-lease agreement with a third party (“2008 Sublease Agreement”) whereby the third party will sub-lease the Company’s New York office space for the balance of the Company’s Sublease Agreement and pay the Company sub-lease payments essentially equal to the Company’s costs under the Sublease Agreement. The terms of the 2008 Sublease Agreement required the Company to make certain leasehold improvements. The third party commenced paying sub-sublease payments to the Company in September 2008; however the third party failed to pay their December 2008, January and February 2009 rent when due. The Company is a beneficiary to a letter of credit in the amount of $151,503, which is available for the Company to draw against in the event of the third party’s failure to pay their rent when due. Effective March 31, 2009, the Company has accrued $634,286 related to the non-cancelable lease for the abandoned facilities, which is net present value of the Company’s future lease payments due under the remaining Sublease Agreement term plus management’s estimate of utility payments, which is estimated to be $678,872, less management’s estimate of future sub-lease revenue under the 2008 Sublease Agreement secured by the letter of credit, which is estimated to be $25,585.
The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $475,121 and $541,483 for the three months ended March 31, 2009 and 2008, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 9 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
Guarantee of Indebtedness by the Company to Third Parties Pertaining to Unearned Commission Advances Paid to Non-employee ISG Agents
The Company is a party to sales and marketing agreements whereby the Company has guaranteed the repayment of unearned commission advances paid directly from third parties including certain of the Company’s insurance carriers to the Company’s non-employee ISG agents. Under these agreements certain third parties pay commissions directly to the Company’s non-employee ISG agents and such payments include advances of first year premium commissions before the commissions are earned. Unearned commission advances from the Company’s insurance carriers to the Company’s non-employee ISG agents are earned after the insurance company has received payment of the related premium. In the event that the insurance company does not receive payment of the related premium pertaining to an unearned commission advance the third parties generally deduct the unearned commission advance from its commission payments to the Company’s non-employee ISG agents in the form of charge-backs. In the event that commission payments from these third parties to the Company’s non-employee ISG agents do not exceed the charge-backs; these third parties may deduct the unearned commission advance to non-employee ISG agents from their payments to the Company or demand repayment of the non-employee ISG agents’ unearned commission balance from the Company. The current amount of the unearned commission advances these third parties to the Company’s non-employee ISG agents, which is the maximum potential amount of future payments the Company could be required to make to these third parties, is estimated to be approximately $643,000 as of March 31, 2009. As of March 31, 2009 the Company has recorded a liability of $69,409 in accrued expenses for the estimated amount the Company anticipates it will pay pertaining to these guarantees. Unearned commission advances from these third parties are collateralized by the future commission payments to the non-employee ISG agents and to the Company. The Company has recourse against certain non-employee ISG agents in the event the Company must pay the unearned commission advances.
Litigation
On August 7, 2008, a former employee of the Company (the “Plaintiff”) filed a putative collective action in the United States District Court for the Southern District of Florida, case no. 08-CV-61254-Ungaro-Simonton. The case alleges that the Company and three co-defendants, who are former officers of the Company, unlawfully failed to pay overtime to its insurance sales agents in violation of the Fair Labor Standards Act (“FLSA”). Plaintiff purported to bring claims on behalf of a class of current and former insurance sales agents who were classified as non-exempt by the Company and compensated at an hourly rate, plus commissions (“Agents”). On October 16, 2008, the Court conditionally certified a collective action under the FLSA covering all Agents who worked for the Company within the last three years. Plaintiff and all Agents who opt to participate in the collective action seek payment from the Company of compensation for all overtime hours worked at the rate of one and one-half times their regular rate of pay, liquidated damages, attorneys’ fees, costs, and interest. On March 2, 2009, the parties reached an agreement to settle this case. On April 21, 2009, the Court entered an Order of Final Dismissal with Prejudice. As of December 31, 2008 the Company recorded $200,000 of expense in other general and administrative expense, which represented the estimated cost of the settlement. As of March 31, 2009 the Company recorded an additional $6,676 of expense in other general and administrative expense, which represents the estimated cost of the settlement.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
NOTE 9 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
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
On March 24, 2009, certain shareholders of the Company (the “Plaintiffs”) filed an action in the Supreme Court of the State of New York, County of New York, Index No. 650174/2009, against the Company, the board of directors, two investors in the Company and the investors’ affiliates relating to alleged offers the Company purportedly received in 2008 and a private placement transaction conducted in January 2009. The Plaintiffs allege that the members of the board of directors of the Company breached their fiduciary duties in responding to the offers received in 2008 and in connection with the private placement transaction conducted in January 2009. The complaint also contains claims for unjust enrichment against certain directors whom Plaintiffs claim are “interested” and claims for aiding and abetting breach of fiduciary duty and unjust enrichment against Company shareholder Cross Atlantic Capital Partners, Inc. and its affiliates. The Plaintiffs seek to rescind and cancel the private placement, enjoin the board of directors from undertaking certain measures and remove certain directors from the board. The Plaintiffs also seek money judgments in an amount not less than $10,000,000, plus interest, attorneys’ fees, and accounts and experts’ fees. The Company believes that these claims are without merit and intends to vigorously defend the litigation.
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
As consideration for the grant of the rights and licenses under the License Agreement, the Company paid to Realtime a $10,000 nonrefundable cash deposit and upon delivery of the STP software and other materials the Company will pay a license fee in the form of 216,612 unregistered shares of our Common Stock. Concurrent with entering into the License Agreement, HBDC and Realtime entered into a Registration Rights Agreement that provides for piggyback registration rights for the to be issued shares. The Company may unilaterally terminate the License Agreement, with or without cause, at any time on 30 calendar days prior written notice to Realtime. The license rights in the software granted under the License Agreement survive any termination of the License Agreement in perpetuity.
As of March 31, 2009 the Company has not taken delivery of the STP software or issued Common Stock in connection with the License Agreement.

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
The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. While we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors, including general business and economic conditions and the risks and uncertainties described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, affect our ability to achieve our objectives. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. In addition, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. We may not update these forward-looking statements, even though our situation may change in the future.
We qualify all the forward-looking statements contained in this Form 10-Q by the foregoing cautionary statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The current operations of Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) consist of Atiam Technologies LLC and Insurint Corporation.
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
Use of Estimates — Management’s Discussion and Analysis or Plan of Operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets such as intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates in 2009 and 2008 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, accrued expenses pertaining to abandoned facilities and revenue recognition. Actual results may differ from these estimates under different assumptions or conditions.

Atiam offers InsPro on a licensed and an application service provider (“ASP”) basis. An InsPro software license entitles the purchaser a perpetual license to a copy of the InsPro software installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP Hosting Service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access an instance of InsPro installed on Atiam owned servers located at Atiam’s offices or at a third party’s site.
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
Insurint Corporation offers Insurint™, which is a proprietary, professional-grade, web-based agent portal that aggregates real-time quotes and underwriting information from multiple highly-rated carriers of health and life insurance and related products. Insurint typically charges its clients a one time account set up fee, which is recognized as earned when collected and the service has been provided, and recurring access fees, which are typically monthly in frequency and are recognized as the service is provided.
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
The unearned portion of Atiam’s and Insurint’s revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.
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
RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008
Revenues
For the three months ended March 31, 2009 (“First Quarter 2009”), we earned revenues of $1,722,439 compared to $1,285,323 for the three months ended March 31, 2008 (“First Quarter 2008”), an increase of $437,116 or 34%. The increase in consulting and implementation services is attributable to an increase in work modification enhancements and data conversion required for additional clients. The increase in ASP revenue is due to the implementation of two new ASP agreements. Revenues include the following:

	For the Three Months Ended March 31,
	2009	2008
Consulting and implementation services	$1,183,357	$831,648
ASP revenue	351,854	248,675
Sales of software licenses	—	115,000
Maintenance revenue	144,500	90,000
Insurint technology fees	39,728	—
Sub-leasing revenue	3,000	—

Total	$1,722,439	$1,285,323

•	Consulting and implementation services are from seven InsPro clients. Implementation services provided to these clients included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•	In First Quarter 2009 we earned ASP revenue from seven InsPro clients. ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access InsPro installed on Atiam owned servers located at Atiam’s offices or at a third party’s site.

•	In First Quarter 2009 we earned maintenance revenues from four clients.

•	In First Quarter 2009 we earned revenue of $39,728 relating to Insurint technology fees. The Company’s Insurint subsidiary provides a proprietary, professional-grade, web based agent portal to support and assist insurance agents in the business of marketing and selling health insurance and related products. Insurint’s technology fees commenced in the second quarter of 2008.

•	In First Quarter 2009 we earned Sub-leasing revenue of $3,000 from the sub leasing of space in our Radnor office.
Total Operating Expenses
Our total operating expenses for First Quarter 2009 was $4,144,612 as compared to $3,162,593 for First Quarter 2008 for an increase of $982,019 or 31% as compared to First Quarter 2008. The primary reason for the increase in operating expenses is attributable to an increase in Atiam’s staffing and technology consultants needed to support additional client requirements. Total operating expenses consisted of the following:

	For the Three Months Ended March 31,
	2009	2008
Salaries, employee benefits and related taxes	$2,525,957	$1,785,963
Advertising and other marketing	103,725	3,030
Depreciation and amortization	278,362	284,485
Rent, utilities, telephone and communications	205,470	162,995
Professional fees	696,479	484,328
Other general and administrative	334,619	441,792

Total	$4,144,612	$3,162,593

In First Quarter 2009 we incurred salaries, employee benefits and related taxes of $2,525,957 as compared to $1,785,963 for First Quarter 2008, an increase of $739,994 or 41%. Salaries, commission and related taxes consisted of the following:

	For the Three Months Ended March 31,
	2009	2008
Salaries, wages and bonuses	$1,694,208	$951,955
Share based employee and director compensation	220,376	611,371
Commissions to employees	20,450	—
Employee benefits	94,008	41,541
Payroll taxes	146,645	140,581
Severance and other compensation	341,939	25,230
Directors’ compensation	8,331	15,285

Total	$2,525,957	$1,785,963

Salaries, wages and bonuses were $1,694,208 in First Quarter 2009 as compared to $951,955 in First Quarter 2008, an increase of $742,253 or 78%. The increase is the result of the hiring of additional staff in Atiam’s sales and technology departments and Insurint’s sales departments to promote the growth in revenue and to service an expanding client base and $150,000 of bonuses to certain executives.
Share based employee and director compensation expense was $220,376 in First Quarter 2009 as compared to $611,371 in First Quarter 2008, a decrease of $390,955 or 64%. The decrease is attributable to the First Quarter 2009 not having an accelerated vesting expense for certain terminated employees as in First Quarter 2008.
Share based employee and director compensation consist of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.
Commissions to employees of $20,450 in First Quarter 2009 represents commissions paid to Atiam and Insurint sales personnel.
Employee benefits expense was $94,008 in First Quarter 2009 as compared to $41,541 in First Quarter 2008, an increase of $52,467 or 126%. The increase is the result of the hiring of additional staff in Atiam and Insurint. The Company’s employee benefit cost consists of the company paid portion of group medical, dental and life insurance coverage and partial Company matching of employee contributions to a 401(k) plan. The increase was the result of an increase in Atiam’s and Insurint’s staffing.
Payroll taxes expense was $146,645 in First Quarter 2009 as compared to $140,581 in First Quarter 2008, a decrease of $11,919 or 8%. The increase is the result of the hiring of additional staff in Atiam and Insurint partially offset by a greater number of salaries exceeding the maximum FICA contribution limit.

Severance and other compensation was $341,939 in First Quarter 2009 as compared to $25,230 in First Quarter 2008, an increase of $316,709. The increase was the result of severance expense as a result of the Separation of Employment and General Release Agreement with Mr. Eissa.
Advertising and other marketing in First Quarter 2009 was $103,725 as compared to $3,030 in First Quarter 2008. The increase of $100,695 or 332% was due to the use of outside agencies for services rendered in connection with the development of Atiam’s marketing strategy including creating the corporate brand and message and redesign of all sales and marketing material, company web site, brochures and sales presentation.
Depreciation and amortization expense consisted of the following:

	For the Three Months Ended March 31,
	2009	2008
Amortization of intangibles acquired as a result of the Atiam acquisition	$117,020	$117,020
Amortization of software and website development for external marketing	21,787	—
Amortization of software and website development for internal use	67,042	37,041
Depreciation expense	72,513	130,424

Total	$278,362	$284,485

•	In First Quarter 2009 we incurred amortization expense of $117,020 for the intangible assets acquired from Atiam on October 1, 2007. Intangible assets acquired from Atiam were assigned the following values:
•	value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years

•	value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years

•	employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.
•	In First Quarter 2009 we incurred amortization expense of $21,787 for software development cost for external marketing pertaining to Atiam’s InsPro system.

•	In First Quarter 2009 we incurred amortization expense of $67,042 as compared to $37,041 in First Quarter 2008 for software and website development for internal use pertaining to Insurint.

•	In First Quarter 2009 we incurred depreciation expense of $72,513 as compared to $130,424 in First Quarter 2008. The decrease was due to the impairment of assets on discontinued operations.

In First Quarter 2009 we incurred rent, utilities, telephone and communications expense of $205,470 as compared to $162,995 in First Quarter 2008, an increase of $42,475 or 26%. Rent, utilities, telephone and communications expenses consisted of the following:

	For the Three Months Ended March 31,
	2009	2008
Rent, utilities and other occupancy	$152,287	$127,453
Telephone and communications	53,182	35,542

Total	$205,470	$162,995

•	In First Quarter 2009 we had an increase in rent, utilities and other occupancy due to the leasing of additional space to accommodate the increase in staffing in Atiam’s Eddystone office.
In First Quarter 2009 we incurred professional fees of $696,479 as compared to $484,328 in First Quarter 2008, an increase of $212,151 or 44%. Professional fees consisted of the following:

	For the Three Months Ended March 31,
	2009	2008
Accounting and auditing	$41,817	$109,035
Legal	13,211	59,452
Technology	563,520	184,054
All other	77,931	131,787

	$696,479	$484,328

•	In First Quarter 2009 we had an increase of $379,466 in technology fees as compared to First Quarter 2008. The increase was attributable mainly to an increase in technology consultants needed to support additional InsPro client requirements.

In First Quarter 2009 we incurred other general and administrative expenses of $334,619 as compared to $441,792 in First Quarter 2008, a decrease of $107,173 or 24%. Other general and administrative expenses consisted of the following:

	For the Three Months Ended March 31,
	2009	2008
Office expenses	$45,956	$120,256
Travel and entertainment	56,935	77,095
Insurance	41,191	42,341
Computer processing, hardware and software	149,390	116,577
Other	41,147	85,523

Total	$334,619	$441,792

•	In First Quarter 2009 office expense decreased $74,300 as compared to First Quarter 2008 due to the reduction in staff in our Florida office.

•	We incur travel and entertainment expense in connection with marketing, sales and implementation of InsPro at client locations.

•	We incur computer processing fees associated with ASP hosting services. Atiam has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee. This third party provides Atiam with hosting services for our client’s ASP production and test environments. In First Quarter 2009 computer processing fees increased $32,813 as compared to First Quarter 2008 due to the implementation of two additional ASP hosting agreements.
Loss from operations
As a result of the aforementioned factors, we reported a loss from operations of $2,422,173 or $0.06 loss from operations per share in First Quarter 2009 as compared to a loss from operations of $1,877,270 or $0.05 loss per share in First Quarter 2008.

Gain (loss) on discontinued operations
Results from discontinued operations were as follows:

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Commission and other revenue from carriers	$1,351,966	$4,905,877
Gain recognized upon the execution of the Agreement	2,664,794	—
Transition policy commission pursuant to the Agreement	224,338	—
Lead sale revenue	2,391	184,319
Sub-lease revenue	357,927	12,502

	4,601,416	5,102,698

Operating expenses:
Salaries, commission and related taxes	693,159	3,991,023
Lead, advertising and other marketing	120,128	1,995,703
Depreciation and amortization	95,619	431,231
Rent, utilities, telephone and communications	561,926	648,993
Professional fees	248,384	44,399
Loss on impairment of property and equipment	416,764	88,922
Loss on impairment of intangible assets	1,222,817	295,633
Other general and administrative	67,337	76,652
(Gain) on disposal of property and equipment	(1,562)	—

	3,424,572	7,572,556

Gain (loss) from discontinued operations	$1,176,844	$(2,469,858)

During the first quarter of 2009, the Company ceased the direct marketing and sale of health and life insurance and related products to individuals and families in its Telesales call center. The Company also determined to discontinue selling health and life insurance and related products to individuals and families through its non employee ISG agents. During the first quarter of 2009 the Company’s Telesales business segment eliminated 43 positions including all of its licensed employee sales agents along with other Telesales service and support personnel and eliminated another 20 positions in Telesales through attrition.
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
The aggregate initial amount of consideration paid by eHealth to the Company pursuant to the Agreement during the first quarter of 2009 was approximately $1,280,000. In addition, on the Closing Date, eHealth agreed to assume from the Company certain liabilities relating to historical commission advances on the Transferred Policies made by the Specified Carriers in an aggregate amount of approximately $1,385,000. In addition, eHealth has agreed to pay to HBDC II, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“HBDC II”) a portion of each commission payment received by eHealth and reported by the Specified Carrier relating to a Transferred Policy for the duration of the policy, provided that eHealth remains broker of record on such Transferred Policy.
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
Revenue Recognition for Discontinued Operations
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
The Company recorded a liability for severance payments due to employees of discontinued operations of $198,976 and $266,740 at March 31, 2009 and December 31, 2008, respectively.
For First Quarter 2009 we earned revenues in discontinued operations of $4,601,416 compared to $5,102,698 in the First Quarter 2008, an decrease of $501,282 or 10%. Revenues include the following:
•	During the first quarter of 2009 the Company recognized commission and other revenue from carriers of $1,351,967 as compared to $4,905,877 in First Quarter 2008. The decrease is primarily the result of the execution of the Agreement whereby the Company no longer receives commission revenue on Transferred Policies effective on or about February 1, 2009. The Company continues to receive commissions from carriers other than Specified Carriers and commissions on policies other than Transferred Policies.

•	During the first quarter of 2009 the Company recognized a gain upon the execution of the Agreement of $2,664,794, which is the sum of the aggregate initial amount of consideration paid by eHealth to the Company and eHealth’s assumption of certain liabilities relating to historical commission advances on the Transferred Policies.

•	During the first quarter of 2009 the Company recognized $224,338 from commission payments from eHealth subsequent to the sale of the Agency Business. The Company recognizes as revenue commission payments received from eHealth upon the Company’s notification by eHealth of such amounts.

•	During the first quarter of 2009 the Company earned lead sale-revenue of $2,391 as compared to $184,319 in First Quarter 2008. We re-sold certain Telesales leads that we purchase in order to recoup a portion of our lead cost. The decrease in lead sales revenue is a result of the cessation of direct marketing in the first quarter of 2009.

•	During the first quarter of 2009 the Company earned sub-lease revenue of $357,927 as compared to $12,502 in First Quarter 2008 relating to the sub-lease of a portion of our Florida office and our former New York sales office. Sub-lease revenue includes base rent, additional rent pertaining to utilities and occupancy costs and certain telephony, technology and facility services provided by us to certain of our sub-tenants.
o	On February 21, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 5,200 square feet of our Deerfield Beach office space beginning March 1, 2008 through February 28, 2009. This sub-lease agreement was amended and restated on October 3, 2008 to increase the sub-leased square footage to 13,900 and extend the lease term through January 31, 2010.

o	On October 1, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 8,000 square feet of our Deerfield Beach office space beginning October 15, 2008 through January 31, 2010. In accordance with this sub-lease agreement the Company recognizes base rent, additional rent representing a portion of certain actual occupancy expenses for our Deerfield Beach office and certain telephony, technology and facility services provided to our sub-tenant.

o	On April 17, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party will sub-lease our New York office space for the balance of the Company’s Sublease Agreement and pay the Company sub-lease payments essentially equal to the Company’s costs under the Sublease Agreement. The third party commenced paying sub-sublease payments to the Company in September 2008; however the third party failed to pay their December 2008 and subsequent rent when due. The Company is a beneficiary to a letter of credit in the amount of $151,503, which is available for the Company to draw against in the event of the third party’s failure to pay their rent when due. We have notified the third party that they have breached their lease, that we have made draws against the letter of credit for amounts past due, cancelled the sub-lease as a result of their breach and demanded their surrender of the sub-leased premises.
Total operating expenses of discontinued operations for First Quarter 2009 was $3,424,572 as compared to $7,572,556 for First Quarter 2008 for a decrease of $4,1147,984 or 54% as compared to First Quarter 2008.
•	The primary reason for the decrease in operating expenses of discontinued operations is attributable to the cessation of direct marketing and selling activities in the first quarter of 2009.

•	During the first quarter of 2009 we determined certain long term assets were impaired as a result of the cessation of direct marketing and sales in the Telesales call center. The Company recorded expense in 2009 to write-off the value of these long term assets, which included property and equipment net of depreciation of $416,764, intangible assets net of accumulated amortization acquired from ISG of $1,200,428 and the value of internet domain name www.healthbenefitsdirect.com net of accumulated amortization of $22,389.
Gain (loss) from discontinued operations
As a result of the aforementioned factors, we reported a gain from discontinued operations of $1,176,844 or $0.03 gain from discontinued operations per share in First Quarter 2009 as compared to a loss from discontinued operations of $2,469,858 or $0.07 loss from discontinued operations per share in First Quarter 2008.

Other income (expenses)
Interest income was attributable to interest-bearing cash deposits resulting from the capital raised in private placements. The decrease in interest income is the result of a decline in interest rates and to a lesser extent a decline in cash balances.
Interest expense pertains to imputed interest on certain employee obligations.
Net loss
As a result of these factors discussed above, we reported a net loss of $1,253,269 or $0.03 loss per share in First Quarter 2009 as compared to a net loss of $4,321,232 or $0.12 loss per share in First Quarter 2008.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2009, we had a cash balance of $4,022,251 and working capital of $1,399,732.
At March 31, 2009, we had a restricted cash balance of $1,150,000, which represents money market account balances with a restricted balance pertaining to two letters of credit for the benefit of the landlords of the Company’s Florida and New York offices. The money market accounts are on deposit with the issuer of the letters of credit. The Company receives the interest on the money market accounts.
On January 14, 2009, the Company entered into and, on January 15, 2009 completed, a private placement (the “2009 Private Placement”) with Co-Investment Fund II, L.P., a Delaware limited partnership (“Co-Investment” or the “Investor”), for an aggregate of 1,000,000 shares (each, a “Preferred Share”) of its Series A Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), and warrants (“2009 Warrants”) to purchase 1,000,000 shares of its Preferred Stock (each, a “Preferred Warrant Share”), pursuant to the terms of the Securities Purchase Agreement (the “2009 Purchase Agreement”). The gross proceeds from the closing were $4 million and the Company intends to use the net proceeds of the 2009 Private Placement for working capital purposes.
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
Net cash used by operations was $1,750,162 in 2009 as compared to net cash used by operations of $3,146,336 in 2008. In 2009 we used cash to fund our net loss of $1,253,269 and:
•	Increases in accounts receivable of $292,132 in 2009, which is primarily the result of increased billings to certain of Atiam’s clients.

•	Decreases in accounts payable of $217,029 in 2008, which is primarily the result of the payment of lead and marketing costs.

•	Increases in accrued expenses of $332,180, which is the result of accrued severance as a result of the Separation of Employment and General Release Agreement with Mr. Eissa.

•	Decreases in liabilities of discontinued operations of $2,628,383, which is primarily the result of the repayment and assumption of certain unearned commission advances as a result of the sale of the Company’s Telesales call center produced agency business (the “Agency Business”).
In addition to cash used in operating activities we incurred $2,138,319 of non cash expenses and impairments in 2008, which were included in our net loss, including:
•	Recorded stock-based compensation and consulting expense of $220,376 and $854,688 in 2009 and 2008, respectively.

•	Recorded depreciation and amortization expense of $278,362 and $307,378 in 2009 and 2008, respectively.

•	We recorded $1,639,581 and $384,555 pertaining to the impairment of certain long lived assets of our discontinued operations in 2009 and 2008, respectively.
Net cash used by investing activities in 2009 was $115,782 as compared to $183,588 in 2008. Investing activities pertain to internal development of software for internal and external use in 2008 and the purchase of property and equipment supporting current and future operations in 2009 and 2008.
Net cash provided by financing activities in 2009 was $4,045,776 as compared to $4,962,833 in 2008.
•	In first quarter 2009 we completed a private placement with an institutional accredited investor and issued 1,000,000 shares of our Series A Preferred Stock and warrants to purchase 1,000,000 shares of our Series A Preferred Stock. Our gross proceeds were $4,000,000 and we incurred $15,617 of legal and other expenses in connection with the 2009 Private Placement.

•	In first quarter 2008 we completed a private placement with certain institutional accredited investors and issued 6,250,000 shares of our Common Stock and warrants to purchase 6,250,000 shares of our Common Stock. Our gross proceeds were $5,000,000 and we incurred $70,238 of legal and other expenses in connection with the 2008 Private Placement.

•	The Company’s Atiam business segment has entered into several capital lease obligations to purchase equipment used for operations.
Off-Balance Sheet Arrangements
We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

The letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account, which as of March 31, 2009, had a balance of $1,150,000. This money market account is on deposit with the issuer of the letters of credit and is classified as restricted cash on our balance sheet. The terms of the money market account allow us to receive interest on the principal but prohibits us from withdrawing the principal for the life of the letters of credit.
Guarantee of Indebtedness by the Company to Third Parties Pertaining to Unearned Commission Advances Paid to Non-employee ISG Agents
The Company is a party to sales and marketing agreements whereby the Company has guaranteed the repayment of unearned commission advances paid directly from third parties including certain of the Company’s insurance carriers to the Company’s non-employee ISG agents. Under these agreements certain third parties pay commissions directly to the Company’s non-employee ISG agents and such payments include advances of first year premium commissions before the commissions are earned. Unearned commission advances from the Company’s insurance carriers to the Company’s non-employee ISG agents are earned after the insurance company has received payment of the related premium. In the event that the insurance company does not receive payment of the related premium pertaining to an unearned commission advance the third parties generally deduct the unearned commission advance from its commission payments to the Company’s non-employee ISG agents in the form of charge-backs. In the event that commission payments from these third parties to the Company’s non-employee ISG agents do not exceed the charge-backs these third parties may deduct the unearned commission advance to non-employee ISG agents from their payments to the Company or demand repayment of the non-employee ISG agents’ unearned commission balance from the Company. The current amount of the unearned commission advances these third parties to the Company’s non-employee ISG agents, which is the maximum potential amount of future payments the Company could be required to make to these third parties, is estimated to be approximately $643,000 as of March 31, 2009. As of March 31, 2009 the Company has recorded a liability of $69,409 in accrued expenses for the estimated amount the Company anticipates it will pay pertaining to these guarantees. Unearned commission advances from these third parties are collateralized by the future commission payments to the non-employee ISG agents and to the Company. The Company has recourse against certain non-employee ISG agents in the event the Company must pay the unearned commission advances.
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

As of March 31, 2009 the Company has not taken delivery of the STP software or issued Common Stock in connection with the License Agreement.

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
On August 7, 2008, a former employee of the Company (the “Plaintiff”) filed a putative collective action in the United States District Court for the Southern District of Florida, case no. 08-CV-61254-Ungaro-Simonton. The case alleges that the Company and three co-defendants, who are former officers of the Company, unlawfully failed to pay overtime to its insurance sales agents in violation of the Fair Labor Standards Act (“FLSA”). Plaintiff purported to bring claims on behalf of a class of current and former insurance sales agents who were classified as non-exempt by the Company and compensated at an hourly rate, plus commissions (“Agents”). On October 16, 2008, the Court conditionally certified a collective action under the FLSA covering all Agents who worked for the Company within the last three years. Plaintiff and all Agents who opt to participate in the collective action seek payment from the Company of compensation for all overtime hours worked at the rate of one and one-half times their regular rate of pay, liquidated damages, attorneys’ fees, costs, and interest. On March 2, 2009, the parties reached an agreement to settle this case. On April 21, 2009, the Court entered an Order of Final Dismissal with Prejudice. As of December 31, 2008 the Company recorded $200,000 of expense in other general and administrative expense, which represented the estimated cost of the settlement. As of March 31, 2009 the Company recorded an additional $6,676 of expense in other general and administrative expense, which represents the estimated cost of the settlement.
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
On March 24, 2009, certain shareholders of the Company (the “Plaintiffs”) filed an action in the Supreme Court of the State of New York, County of New York, Index No. 650174/2009, against the Company, the board of directors, two investors in the Company and the investors’ affiliates relating to alleged offers the Company purportedly received in 2008 and a private placement transaction conducted in January 2009. The Plaintiffs allege that the members of the board of directors of the Company breached their fiduciary duties in responding to the offers received in 2008 and in connection with the private placement transaction conducted in January 2009. The complaint also contains claims for unjust enrichment against certain directors whom Plaintiffs claim are “interested” and claims for aiding and abetting breach of fiduciary duty and unjust enrichment against Company shareholder Cross Atlantic Capital Partners, Inc. and its affiliates. The Plaintiffs seek to rescind and cancel the private placement, enjoin the board of directors from undertaking certain measures and remove certain directors from the board. The Plaintiffs also seek money judgments in an amount not less than $10,000,000, plus interest, attorneys’ fees, and accounts and experts’ fees. The Company believes that these claims are without merit and intends to vigorously defend the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held a special meeting of shareholders on March 25, 2009.
The vote for the proposal to amend the Company’s certificate of incorporation, as amended, to increase the number of authorized Common Shares from 90,000,000 shares to 200,000,000 was as follows:

	FOR	AGAINST	ABSTAIN	Broker Non Votes	NOT VOTED	TOTAL
Common shareholders	21,002,818	6,943,021	234,234	0	13,099,572	41,279,645
Preferred shareholders	20,000,000	0	0	0	0	20,000,000

Total	41,002,818	6,943,021	234,234	0	13,099,572	61,279,645

The vote for the proposal to approve any motion to adjourn the special meeting of shareholders to a later date, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to approve the proposal to amend the Company’s certificate of incorporation, as amended, to increase the number of authorized Common Shares from 90,000,000 shares to 200,000,000 was as follows:

	FOR	AGAINST	ABSTAIN	Broker Non Votes	NOT VOTED	TOTAL
Common shareholders	21,048,220	7,079,853	2,431	0	13,149,141	41,279,645
Preferred shareholders	20,000,000	0	0	0	0	20,000,000

Total	41,048,220	7,079,853	2,431	0	13,149,141	61,279,645

Item 6. Exhibits

Exhibit
No.	Description

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer’s Section 1350 Certification †

32.2	Chief Financial Officer’s Section 1350 Certification †

*	Filed herewith.

†	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2009	HEALTH BENEFITS DIRECT CORPORATION
	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
Chief Financial Officer and Chief Operating Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Principal Executive Officer’s Section 1350 Certification †

32.2	Chief Financial Officer’s Section 1350 Certification †

*	Filed herewith.

†	Furnished herewith.