Form 10-Q
period 2009-06-30
HEALTH BENEFITS DIRECT CORP
filed 2009-08-14
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of August 14, 2009, there were 41,279,645 outstanding shares of common stock, par value $0.001 per share, of the registrant.

HEALTH BENEFITS DIRECT CORPORATION
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,084,769	$1,842,419
Accounts receivable, less allowance for doubtful accounts $1,069 and $0	683,628	461,875
Tax receivable	26,290	31,290
Prepaid expenses	123,433	126,804
Other current assets	885	8,461

Total current assets	2,919,005	2,470,849

Restricted cash	1,150,000	1,150,000
Property and equipment, net of accumulated depreciation $377,144 and $267,384	918,167	729,881
Intangibles, net of accumulated amortization $1,410,496 and $1,021,187	1,499,763	1,911,461
Other assets	110,608	110,607

Total assets	$6,597,543	$6,372,798

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable	$29,351	$—
Accounts payable	482,830	733,128
Accrued expenses	994,752	697,255
Current portion of capital lease obligations	128,524	89,297
Due to related parties	—	4,315
Deferred revenue	524,223	457,500
Liabilities of discontinued operations	2,699,450	2,238,315

Total current liabilities	4,859,130	4,219,810

LONG TERM LIABILITIES:
Capital lease obligations	270,350	209,511

Total long term liabilities	270,350	209,511

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock; 3,437,500 shares authorized, 1,000,000 shares issued and outstanding (liquidation value $10,000,000)	2,038,944	—
Common stock ($.001 par value; 200,000,000 shares authorized; 41,279,645 shares issued and outstanding)	41,279	41,279
Additional paid-in capital	45,601,829	43,281,139
Accumulated deficit	(46,213,989)	(41,378,941)

Total shareholders’ equity	1,468,063	1,943,477

Total liabilities and shareholders’ equity	$6,597,543	$6,372,798

See accompanying notes to consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,535,271	$1,409,467	$3,257,710	$2,694,790

Operating Expenses:
Salaries, employee benefits and related taxes	1,820,438	1,782,906	4,346,395	3,568,869
Advertising and other marketing	37,384	20,770	141,109	23,800
Depreciation and amortization	287,045	221,030	565,407	505,515
Rent, utilities, telephone and communications	205,847	157,247	411,317	320,242
Professional fees	811,066	573,944	1,507,545	1,058,272
Other general and administrative	381,614	349,465	716,233	791,257

	3,543,394	3,105,362	7,688,006	6,267,955

Loss from operations	(2,008,123)	(1,695,895)	(4,430,296)	(3,573,165)

Gain (loss) from discontinued operations	(1,559,871)	342,814	(383,027)	(2,127,044)

Other income (expense):
Interest income	10,200	22,229	22,311	52,735
Interest expense	(23,985)	(11,605)	(44,036)	(16,215)

Total other income (expense)	(13,785)	10,624	(21,725)	36,520

Net loss	$(3,581,779)	$(1,342,457)	$(4,835,048)	$(5,663,689)

Net loss per common share — basic and diluted:
Loss from operations	$(0.05)	$(0.04)	$(0.11)	$(0.09)
Gain (loss) from discontinued operations	(0.04)	0.01	(0.01)	(0.06)

Net loss per common share — basic and diluted	$(0.09)	$(0.03)	$(0.12)	$(0.15)

Weighted average common shares outstanding — basic and diluted	41,279,645	41,808,004	41,279,645	38,410,827

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR SIX MONTHS ENDED JUNE 30, 2009

	Preferred Stock, $.001		Common Stock, $.001
	Par Value		Par Value				Total
	Number of		Number of		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance — December 31, 2008	—	$—	41,279,645	$41,279	$43,281,139	$(41,378,941)	$1,943,477

Preferred stock issued in private placement	1,000,000	2,038,944	—	—	1,945,439	—	3,984,383

Amortization of deferred compensation	—	—	—	—	375,251	—	375,251

Net loss for the period	—	—	—	—	—	(4,835,048)	(4,835,048)

Balance — June 30, 2009	1,000,000	$2,038,944	41,279,645	$41,279	$45,601,829	$(46,213,989)	$1,468,063

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(4,835,048)	$(5,663,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565,407	505,784
Stock-based compensation and consulting	310,691	1,371,631
Loss on impairment of property and equipment of discontinued operations	416,764	88,922
Loss on impairment of intangible assets of discontinued operations	1,222,817	295,633
Gain on the disposal of property and equipment of discontinued operations	(10,228)	—
Provision for bad debt	16,048	63,850
Changes in assets and liabilities:
Accounts receivable	(237,801)	(433,388)
Tax receivable	5,000	(36,212)
Prepaid expenses	3,371	(143,720)
Other current assets	7,576	9,477
Other assets	—	1,729
Accounts payable	(250,298)	96,925
Accrued expenses	297,497	(320,644)
Due to related parties	(4,315)	(28,500)
Deferred revenue	66,723	(149,125)
Income tax payable	—	(157,288)
Liabilities of discontinued operations	(1,168,218)	(49,410)

Net cash used in operating activities	(3,594,014)	(4,548,025)

Cash Flows From Investing Activities:
Purchase of property and equipment	(288,930)	(234,945)
Proceeds from the sale of property and equipment of discontinued operations	11,495	—
Purchase of intangible assets and capitalization of software development	—	(267,202)

Net cash used in investing activities	(277,435)	(502,147)

Cash Flows From Financing Activities:
Gross proceeds from note	32,831	—
Payments on note	(3,481)	—
Gross proceeds from capital leases	154,025	126,097
Payments on capital leases	(53,959)	(12,207)
Gross proceeds from sales of preferred stock	4,000,000	—
Gross proceeds from sales of common stock	—	5,000,000
Fees paid in connection with offering	(15,617)	(70,238)

Net cash provided by financing activities	4,113,799	5,043,652

Net increase (decrease) in cash	242,350	(6,520)

Cash — beginning of the year	1,842,419	5,787,585

Cash — end of the period	$2,084,769	$5,781,065

Supplemental Disclosures of Cash Flow Information
Cash payments for income taxes	$—	$193,500

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009.
Organization
Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) was formed in January 2004 for the purpose of acquiring, owning and operating businesses engaged in direct marketing and sale of health and life insurance products, primarily utilizing the Internet and our former call center. Our current operations consist of InsPro Technologies LLC and Insurint Corporation.
During the second quarter of 2009 Atiam Technologies LLC was renamed InsPro Technologies LLC (“InsPro Technologies”). InsPro Technologies is a provider of comprehensive, web-based insurance administration software applications. InsPro Technologies’ flagship software product is InsPro, which was introduced in 2004. InsPro Technologies offers InsPro on a licensed and an ASP (Application Service Provider) basis. InsPro is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business. InsPro Technologies’ clients include insurance carriers and third party administrators. InsPro Technologies realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and consulting and implementation services. We acquired InsPro Technologies on October 1, 2007.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
Accounts receivable
The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2009, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $1,069.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Accounts receivable from the Company’s two largest InsPro Technologies clients as measured by receivable balance accounted for 31% and 30% of the Company’s total accounts receivable balance at June 30, 2009.
Fair value of financial instruments
The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of June 30, 2009 and December 31, 2008, because of the relatively short-term maturity of these instruments and their market interest rates.
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
Intangible assets
Intangible assets consist of assets acquired in connection with the acquisition of InsPro Technologies and costs incurred in connection with the development of the Company’s software. See Note 4 — Intangible Assets.
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
June 30, 2009
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The Company’s InsPro Technologies subsidiary capitalized certain costs valued in connection with developing or obtaining software for external use in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. These costs, which consist of direct technology labor costs, are capitalized subsequent to the establishment of technological feasibility and until the product is available for general release. Both prior and subsequent costs relating to the establishment of technological feasibility are expensed as incurred. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a straight-line basis over the estimated useful lives of the products not to exceed two years, beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of the capitalized software development costs should be revised or the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of its software products, as defined by the estimated future revenue from the products less the estimated future costs of completing and disposing of the products, compared to the unamortized capitalized costs of the products. As of June 30, 2009, management believes no revisions to the remaining useful life or additional write-downs of capitalized software development costs are required because the net realizable value of its software products exceeds the unamortized capitalized costs. Management’s estimates about future revenue and costs associated with its software products are subject to risks and uncertainties related to, among other things, market and industry conditions, technological changes, and regulatory factors. A change in estimates could result in an impairment charge related to capitalized software costs.
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
June 30, 2009
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Loss per common share
In accordance with SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents at June 30, 2009 include the following:

Convertible preferred stock	20,000,000
Options	6,010,148
Warrants	51,566,887

77,577,035

Revenue recognition
We follow the guidance of the Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.
InsPro Technologies offers InsPro on a licensed and an application service provider (“ASP”) basis. An InsPro software license entitles the purchaser a perpetual license to a copy of the InsPro software installed at a single client location. Alternatively, ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access InsPro installed on InsPro Technologies owned servers located at InsPro Technologies’ offices or at a third party’s site.
InsPro Technologies’ software maintenance fees apply to both licensed and ASP clients. Maintenance fees cover periodic updates to the application and the InsPro help desk.
InsPro Technologies’ consulting and implementation services are generally associated with the implementation of an InsPro instance for either an ASP or licensed client, and cover such activity as InsPro installation, configuration, modification of InsPro functionality, client insurance plan set-up, client insurance document design and system documentation.
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
June 30, 2009
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
The unearned portion of InsPro Technologies’ and Insurint’s revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.
See Note 2 — Discontinued Operations for revenue recognition for discontinued operations.
Advertising and other marketing expense
Advertising expense pertains to the development and distribution of brand and product advertising. Other marketing includes professional marketing services. Advertising and other marketing are expensed as incurred.
Concentrations of credit risk
The Company maintains its cash and restricted cash in bank deposit accounts, which, at times, exceed the federally insured limits of $250,000 per account as of June 30, 2009. At June 30, 2009, the Company had approximately $2,523,570 in United States bank deposits, which exceeded federally insured limits. Effective October 3, 2008 through December 31, 2009, federally insured limits have been increased from $100,000 to $250,000 per account. The Company has not experienced any losses in such accounts through June 30, 2009.
During the six months ended June 30, 2009, approximately 51% and 20% of the Company’s revenue was earned from each of the Company’s two largest InsPro Technologies clients.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
At June 30, 2009, the Company does not believe that it is probable that the Company will incur a penalty in connection with registration rights agreements, which we entered into on June 30, 2008 in connection with the 2008 private placement and which we entered into on January 14, 2009 in connection with the 2009 private placement. Accordingly no liability was recorded as of June 30, 2009.
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
June 30, 2009
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
June 30, 2009
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
In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”) was issued. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management has adopted this new standard with the filing of the second quarter interim financial statements. The Company believes that the adoption of SFAS No. 159 will not have a material effect on the Company’s financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
June 30, 2009
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
June 30, 2009
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
Impairment of Long Lived Assets
During the first quarter of 2009 we determined certain long term assets were impaired as a result of the cessation of direct marketing and sales in the Telesales call center. The Company recorded expense in 2009 to write-off the value of these long term assets in the results from discontinued operations, which included property and equipment net of depreciation of $416,764, intangible assets net of accumulated amortization acquired from ISG of $1,200,428 and the value of internet domain name www.healthbenefitsdirect.com net of accumulated amortization of $22,389.
The Company recorded a liability for severance payments due to employees of discontinued operations of $382,053 and $266,740 at June 30, 2009 and December 31, 2008, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
NOTE 2 — DISCONTINUED OPERATIONS (continued)
The financial position of discontinued operations was as follows:

	June 30, 2009	December 31, 2008
Accounts receivable, less allowance for doubtful accounts $0 and $2,173	$(241,554)	$(457,994)
Deferred compensation advances	(1,139)	(36,186)
Prepaid expenses	(16,204)	(51,029)
Other current assets	(5,918)	—
Property and equipment, net of accumulated depreciation of $0 and $1,300,155	—	(434,067)
Intangibles, net of accumulated amortization of $0 and $3,858,592	—	(1,286,946)
Other assets	(70,033)	(70,033)
Accounts payable	141,856	179,623
Accrued expenses	2,804,298	1,333,693
Sub-tenant security deposit	39,093	39,093
Unearned commission advances	49,051	3,022,161
Deferred revenue	—	—

Net current liabilities of discontinued operations	$2,699,450	$2,238,315

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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
NOTE 2 — DISCONTINUED OPERATIONS (continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Commission and other revenue from carriers	$369,189	$4,841,258	$1,721,155	$9,747,135
Gain recognized upon the execution of the Agreement	—	—	2,664,794	—
Transition policy commission pursuant to the Agreement	552,517	—	776,855	—
Lead sale revenue	51	103,176	2,442	287,495
Sub-lease revenue	323,578	40,535	681,505	53,037

	1,245,335	4,984,969	5,846,751	10,087,667

Operating expenses:
Salaries, commission and related taxes	122,807	2,395,808	908,859	6,386,831
Lead, advertising and other marketing	5,223	1,049,995	125,351	3,045,698
Depreciation and amortization	—	386,684	95,619	817,915
Rent, utilities, telephone and communications	2,438,615	532,444	3,000,541	1,181,437
Professional fees	109,484	94,437	357,868	138,836
Loss on impairment of property and equipment	—	—	416,764	88,922
Loss on impairment of intangible assets	—	—	1,222,817	295,633
Other general and administrative	137,742	182,787	112,186	259,439
(Gain) on disposal of property and equipment	(8,665)	—	(10,227)	—

	2,805,206	4,642,155	6,229,778	12,214,711

Gain (loss) from discontinued operations	$(1,559,871)	$342,814	$(383,027)	$(2,127,044)

NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful
	Life		At December 31,
	(Years)	At June 30, 2009	2008
Computer equipment and software	3	$877,060	$657,205
Office equipment	4.6	194,360	11,998
Office furniture and fixtures	6.7	189,858	294,029
Leasehold improvements	9.8	34,033	34,033

		1,295,311	997,265

Less accumulated depreciation		(377,144)	(267,384)

		$918,167	$729,881

For the three months ended June 30, 2009 and 2008, depreciation expense was $81,197 and $53,777, respectively. For the six months ended June 30, 2009 and 2008, depreciation expense was $153,709 and $184,201, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
NOTE 4 — INTANGIBLE ASSETS
Intangible assets consisted of the following:

	Useful
	Life		At December 31,
	(Years)	At June 30, 2009	2008
InsPro intangible assets acquired	4.7	$2,097,672	$2,097,672
Software development costs for internal use	2.6	638,291	660,680
Software development costs for external marketing	2	174,296	174,296
Internet domain (www.healthbenefitsdirect.com)	3	—	—

		2,910,259	2,932,648

Less: accumulated amortization		(1,410,496)	(1,021,187)

		$1,499,763	$1,911,461

Intangible assets acquired from InsPro Technologies had the following unamortized values as of June 30, 2009: value of client contracts and relationships other than license of $707,992; value of purchased software for sale and licensing value of $418,892; and employment and non-compete agreements acquired of $151,647. Software development costs for internal use and external marketing had unamortized values as of June 30, 2009 of $134,084 and $87,148, respectively.
For the three months ended June 30, 2009 and 2008, amortization expense was $205,849 and $167,253, respectively. For the six months ended June 30, 2009 and 2008, amortization expense was $411,698 and $321,314, respectively.
Amortization expense subsequent to the period ended June 30, 2009 is as follows:

2009	$411,696
2010	481,283
2011	346,734
2012	260,050

$1,499,763

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
June 30, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
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
As a result of shareholder approval of an amendment to our certificate of incorporation, as amended, to increase the number of authorized shares of Common Stock from 90,000,000 shares to 200,000,000 on March 25, 2009, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware. The Certificate of Amendment was approved by the Company’s board of directors on January 12, 2009 and became effective upon filing on March 25, 2009. Upon the filing of the Certificate of Amendment, all outstanding shares of Series A Preferred Stock became immediately convertible, at the election of each holder of Preferred Shares, into twenty shares of the Company’s Common Stock and the 2009 Warrants issued in the 2009 Private Placement automatically became exercisable for twenty shares of Common Stock and are no longer exercisable into Preferred Shares.
Preferred Stock
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
June 30, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
The Company allocated the $4,000,000 proceeds received from the 2009 Private Placement net of $15,617 of costs incurred to complete 2009 Private Placement to the Preferred Shares and 2009 Warrants based on their relative fair values, which were determined to have a fair value in aggregate of $3,758,306. The Company determined the 2009 Warrants are properly classified as an equity instrument. The Company recorded the value of the Preferred Shares as $2,038,944 and the value of the 2009 Warrants as $1,945,439 in additional paid in capital. The Company determined the fair value of the Preferred Shares to be $1,900,000 based on the closing price of the Company’s Common Stock on January 15, 2009 and the 20 to 1 conversion ratio of the Preferred Shares into Common Shares. The Company determined the fair value of the 2009 Warrants to be $1,812,867 using a Black-Scholes option pricing model with the following assumptions: expected volatility of 192%, a risk-free interest rate of 0.12%, an expected term of 5 years and 0% dividend yield.
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
On May 20, 2009 the Company issued options under the 2008 Plan to purchase 250,000 shares of Common Stock to an outside consultant at an option exercise price of $0.10. These options have a term of 3 years and will vest 20,000 shares on June 20, 2009 and 10,000 shares vesting monthly starting July 20, 2009 through April 20, 2011.
During the six months ended June 30, 2009 the Company also issued options under the 2008 Plan in aggregate to purchase 225,000 shares of Common Stock to employees at a weighted average option exercise price of $0.07. These options have a term of 5 years and will vest one third on the first anniversary and an additional one third on each anniversary thereafter.
During the six months ended June 30, 2009 a total of 406,052 options previously granted were forfeited as a result of the termination of the employment of various employees in accordance with the terms of the stock options.
The Company recorded $375,252 and $1,118,062 in salaries, commission and related taxes pertaining to director and employee stock options and restricted and unrestricted stock grants in six months ended June 30, 2009 and 2008, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions for options granted during the six months ended June 30, 2009:

Expected volatility	201%
Risk-free interest rate	3.69%
Expected life in years	4.6
Assumed dividend yield	3%
A summary of the Company’s outstanding stock options as of and for the six months ended June 30, 2009 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value
Outstanding at December 31, 2008	4,291,200	$1.99	$0.86

For the period ended June 30, 2009
Granted	2,125,000	0.08	0.08
Exercised	—	—	—
Forfeited	406,052	2.55	0.26

Outstanding at June 30, 2009	6,010,148	1.28	0.63

Outstanding and exercisable at June 30, 2009	4,361,574	$1.69	$0.74

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
The following information applies to stock options outstanding at June 30, 2009:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of Shares	Contractual	Exercise		Exercise
Price	Underlying Options	Life	Price	Number Exercisable	Price
$0.06	155,000	4.7	$0.06	—	$—
0.10	1,970,000	4.6	0.10	550,000	0.10
0.24	15,000	4.4	0.24	—	—
0.78	10,000	3.8	0.78	—	—
1.00	1,300,000	6.4	1.00	1,300,000	1.00
1.01	550,000	8.8	1.01	550,000	1.01
1.05	10,000	2.7	1.05	3,333	—
2.50	936,648	3.1	2.50	934,544	2.50
2.55	25,000	2.0	2.55	16,500	2.55
2.62	20,000	2.5	2.62	13,200	2.62
2.70	475,000	1.8	2.70	458,333	2.70
2.95	45,000	1.8	2.95	45,000	2.95
3.00	23,500	2.9	3.00	15,664	3.00
3.50	75,000	6.8	3.50	75,000	3.50
3.60	400,000	1.8	3.60	400,000	3.60

	6,010,148			4,361,574

As of June 30, 2009, there were 7,000,000 shares of our Common Stock authorized to be issued under the 2008 Plan, of which 250,842 shares of our Common Stock remain available for future stock option grants.
The total intrinsic value of stock options granted during the six months ended June 30, 2009 as of June 30, 2009 was $133,700. The total intrinsic value of stock options outstanding and exercisable as of June 30, 2009 was $33,000.
The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $241,794 as of June 30, 2009, which will be recognized over a weighted average 1.0 years in the future.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
Common Stock warrants
On January 10, 2009, warrants to purchase 2,762,500 shares of the Company’s Common Stock at an exercise price of $1.50 per share expired in accordance with the terms of the warrants.
The 2009 Warrants provide that the holder thereof shall have the right (A) at any time after the Stockholder Approval Deadline, but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below), (ii) the date on which the Company’s stockholders approve the Charter Amendment (the “Stockholder Approval Date”) and (iii) January 14, 2014, to acquire 1,000,000 shares of Preferred Stock upon the payment of $4.00 per Preferred Warrant Share and (B) at any time after the Stockholder Approval Date, but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below) and (ii) January 14, 2014, to acquire up to a total of 20,000,000 shares of Common Stock of the Company (each a “Warrant Share”) upon the payment of $0.20 per Warrant Share (the “Exercise Price”). The Company also has the right, at any point after the Stockholder Approval Date and after which the volume weighted average trading price per share of the Preferred Stock for a minimum of 20 consecutive trading days is equal to at least eight times the Exercise Price per share, provided that certain other conditions have been satisfied, to call the outstanding 2009 Warrants (a “Call Event”), in which case such 2009 Warrants will expire if not exercised within ten business days thereafter. The 2009 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.20 per share of Common Stock during the first two years following the date of issuance of the 2009 Warrants, subject to customary exceptions. Effective March 25, 2009, the 2009 Warrants became exercisable for 20,000,000 shares of Common Stock and are no longer exercisable into Preferred Shares.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
A summary of the status of the Company’s outstanding stock warrants granted as of June 30, 2009 and changes during the period is as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding at December 31, 2008	13,636,686	$0.38

For the period ended June 30, 2009
Granted	20,000,000	0.20
Adjustment to warrants issued in 2007 for Preferred Stock and 2009 Warrants	1,942,701	1.51
Adjustment to warrants issued in 2008 for Preferred Stock and 2009 Warrants	18,750,000	0.20
Exercised	—	—
Expired	(2,762,500)	1.50

Outstanding at June 30, 2009	51,566,887	$0.38

Exercisable at June 30, 2009	51,566,887	$0.38

The following information applies to warrants outstanding at June 30, 2009:

	Common
Year of	Stock	Exercise
Expiration	Warrants	Price

2010	75,000	$1.50
2010	350,000	2.80
2011	1,175,000	1.50
2012	4,966,887	1.51
2013	25,000,000	0.20
2014	20,000,000	$0.20

	51,566,887

Outstanding warrants at June 30, 2009 have a weighted average remaining contractual life of 3.9 years.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
NOTE 7 — CAPITAL LEASE OBLIGATIONS
The Company’s InsPro Technologies Business Segment has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.
Property and equipment includes the following amounts for leases that have been capitalized:

	Useful Life (Years)	June 30, 2008	December 31, 2008
Computer equipment and software	3	$482,099	$328,074
Phone system	3	15,011	15,011

		497,110	343,085
Less accumulated depreciation		(139,082)	(68,090)

		$358,028	274,995

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
NOTE 7 — CAPITAL LEASE OBLIGATIONS (continued)
Future minimum payments required under capital leases at June 30, 2009 are as follows:

2009	$80,014
2010	169,789
2011	150,169
2012	70,203
2013	6,663

Total future payments	476,838
Less amount representing interest	77,964

Present value of future minimum payments	398,874
Less current portion	128,524

Long-term portion	$270,350

NOTE 8 — DEFINED CONTRIBUTION 401(k) PLAN
The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $22,806 and $42,480 for the six months ended June 30, 2009 and 2008.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
Restricted Cash and Operating Leases
On February 17, 2006, the Company entered into a lease agreement with FG2200, LLC, a Florida limited liability company, for approximately 50,000 square feet of office space at 2200 S.W. 10th Street, Deerfield Beach, Florida (the “Lease”). The initial term of the Lease commences on March 15, 2006 and terminates on March 31, 2016. The Company has the option to extend the term for two additional 36-month periods, as well as the right to terminate the Lease within the first five years. The monthly rent increases every 12 months, starting at $62,500 plus certain building expenses incurred by the landlord and ending at approximately $81,550 plus certain building expenses incurred by the landlord. In connection with the Lease, the Company provided a $1 million letter of credit to the landlord as a security deposit for the Company’s obligations under the Lease. The Company has a one time option to cancel the Lease effective March 31, 2011 provided the Company; a) is not in default of the Lease, b) no part of the Deerfield Beach office is sub-let beyond March 31, 2011, c) the Company and its sub-tenants vacate the Deerfield Beach office on or before March 31, 2011 and d) the Company gives written notice to FG2200, LLC on or before June 30, 2010 accompanied with a payment FG2200, LLC the sum of 9 months’ installments of base rent plus 9 months’ installments of additional rent for the Company’s share of operating costs under the Lease.
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
On October 1, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 8,000 square feet of our Deerfield Beach office space beginning October 15, 2008 through January 31, 2010. In accordance with this sub-lease agreement the Company recognizes base rent, additional rent representing a portion of certain actual occupancy expenses for our Deerfield Beach office and certain telephony, technology and facility services provided to our sub-tenant. This sub-lease agreement was terminated and replaced effective July 15, 2009 with a sub-lease whereby the same third party will sub-lease approximately 29,952 square feet. This sub-lease will terminate on February 28, 2011. See Note 10 — Subsequent Events.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
NOTE 9 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
Effective June 30, 2009, the Company uses 5,094 square feet of the approximate 50,000 square feet of the Deerfield Beach office for operations. Effective June 30, 2009, the Company has accrued $2,031,210 related to the non-cancelable lease for the abandoned portion of the Deerfield Beach office, which is net present value of the Company’s future lease payments through March 31, 2011 and consideration for early termination due under Lease plus management’s estimate of contractually required expenses pertaining to the Deerfield Beach office, which are estimated to be $3,565,126, less a portion of the Deerfield Beach office used in operations, which is estimated to be $143,546, less future sub-lease revenue, which is estimated to be $1,386,786.
On March 7, 2006, the Company entered into a sublease for approximately 13,773 square feet of office space located on the 7th floor at 1120 Avenue of the Americas, New York, New York (the “Sublease Agreement”). The initial term of the Sublease Agreement commences in March 2006, and terminates on December 31, 2010. The monthly rent increases every 12 months, starting at approximately $303,000 per annum plus a proportionate share of landlord’s building expenses and ending at approximately $341,000 per annum plus a proportionate share of landlord’s building expenses. In connection with the Sublease Agreement, the Company provided a $151,503 letter of credit to the landlord as a security deposit for the Company’s obligations under the sublease. On May 15, 2006 the Company received the landlord’s consent, dated April 18, 2006, to the Sublease Agreement. In March 2008, the Company closed its sales office located in New York. On April 17, 2008 the Company entered into a sub-lease agreement with a third party (“2008 Sublease Agreement”) whereby the third party will sub-lease the Company’s New York office space for the balance of the Company’s Sublease Agreement and pay the Company sub-lease payments essentially equal to the Company’s costs under the Sublease Agreement. The terms of the 2008 Sublease Agreement required the Company to make certain leasehold improvements. The third party commenced paying sub-sublease payments to the Company in September 2008; however the third party subsequently failed to pay their certain rent when due and on July 23, 2009 the Company and the third party entered into a settlement agreement whereby both parties agreed to terminate the 2008 Sublease Agreement. Effective June 30, 2009, the Company has accrued $570,249 related to the non-cancelable lease for the abandoned facilities, which is net present value of the Company’s future lease payments due under the remaining Sublease Agreement term plus management’s estimate of utility payments, which is estimated to be $584,433.
The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $2,932,446 and $1,015,328 for the six months ended June 30, 2009 and 2008, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
NOTE 9 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
Guarantee of Indebtedness by the Company to Third Parties Pertaining to Unearned Commission Advances Paid to Non-employee ISG Agents
The Company is a party to sales and marketing agreements whereby the Company has guaranteed the repayment of unearned commission advances paid directly from third parties including certain of the Company’s insurance carriers to the Company’s non-employee ISG agents. Under these agreements certain third parties pay commissions directly to the Company’s non-employee ISG agents and such payments include advances of first year premium commissions before the commissions are earned. Unearned commission advances from the Company’s insurance carriers to the Company’s non-employee ISG agents are earned after the insurance company has received payment of the related premium. In the event that the insurance company does not receive payment of the related premium pertaining to an unearned commission advance the third parties generally deduct the unearned commission advance from its commission payments to the Company’s non-employee ISG agents in the form of charge-backs. In the event that commission payments from these third parties to the Company’s non-employee ISG agents do not exceed the charge-backs; these third parties may deduct the unearned commission advance to non-employee ISG agents from their payments to the Company or demand repayment of the non-employee ISG agents’ unearned commission balance from the Company. The current amount of the unearned commission advances these third parties to the Company’s non-employee ISG agents, which is the maximum potential amount of future payments the Company could be required to make to these third parties, is estimated to be approximately $643,000 as of June 30, 2009. As of June 30, 2009 the Company has recorded a liability of $51,830 in accrued expenses for the estimated amount the Company anticipates it will pay pertaining to these guarantees. Unearned commission advances from these third parties are collateralized by the future commission payments to the non-employee ISG agents and to the Company. The Company has recourse against certain non-employee ISG agents in the event the Company must pay the unearned commission advances.
Litigation
On August 7, 2008, a former employee of the Company (the “Plaintiff”) filed a putative collective action in the United States District Court for the Southern District of Florida, case no. 08-CV-61254-Ungaro-Simonton. The case alleges that the Company and three co-defendants, who are former officers of the Company, unlawfully failed to pay overtime to its insurance sales agents in violation of the Fair Labor Standards Act (“FLSA”). Plaintiff purported to bring claims on behalf of a class of current and former insurance sales agents who were classified as non-exempt by the Company and compensated at an hourly rate, plus commissions (“Agents”). On October 16, 2008, the Court conditionally certified a collective action under the FLSA covering all Agents who worked for the Company within the last three years. Plaintiff and all Agents who opt to participate in the collective action seek payment from the Company of compensation for all overtime hours worked at the rate of one and one-half times their regular rate of pay, liquidated damages, attorneys’ fees, costs, and interest. On March 2, 2009, the parties reached an agreement to settle this case. On April 21, 2009, the Court entered an Order of Final Dismissal with Prejudice. As of December 31, 2008 the Company recorded $200,000 of expense in gain (loss) from discontinued operations, which represented the estimated cost of the settlement. As of June 30, 2009 the Company recorded an additional $9,073 of expense in gain (loss) from discontinued operations, which represents the estimated cost of the settlement.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
On March 24, 2009, certain shareholders of the Company (the “Plaintiffs”) filed an action in the Supreme Court of the State of New York, County of New York, Index No. 650174/2009, against the Company, the board of directors, two investors in the Company and the investors’ affiliates relating to alleged offers the Company purportedly received in 2008 and a private placement transaction conducted in January 2009. The Plaintiffs allege that the members of the board of directors of the Company breached their fiduciary duties in responding to the offers received in 2008 and in connection with the private placement transaction conducted in January 2009. The complaint also contains claims for unjust enrichment against certain directors whom Plaintiffs claim are “interested” and claims for aiding and abetting breach of fiduciary duty and unjust enrichment against Company shareholder Cross Atlantic Capital Partners, Inc. and its affiliates. The Plaintiffs seek to rescind and cancel the private placement, enjoin the board of directors from undertaking certain measures and remove certain directors from the board. The Plaintiffs also seek money judgments in an amount not less than $10,000,000, plus interest, attorneys’ fees, and accounts and experts’ fees. On May 29, 2009, the defendants moved to dismiss the complaint. Plaintiffs’ response to the motion to dismiss is due July 24, 2009, and defendants reply briefs are due August 4, 2009. The Company believes that these claims are without merit and intends to vigorously defend the litigation.
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
As of June 30, 2009 the Company has not taken delivery of the STP software or issued Common Stock in connection with the License Agreement.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
NOTE 10 — SUBSEQUENT EVENTS
On July 1, 2009 the Company entered into a sub-lease agreement with a third party effective July 15, 2009, which terminated an existing sub-lease agreement for approximately 8,000 square feet of the Company’s Deerfield Beach office and replaced it with a sub-lease agreement of approximately 29,952 square feet. This sub-lease terminates on February 28, 2011. As part of the sub-lease the Company agreed to lease certain personal property to the third party effective July 1, 2009 through February 28, 2011 whereby the third party will pay the Company 20 monthly payments of $10,890 and at the end of the lease the Company will deliver to the third party a bill of sale for the leased personal property.

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
The current operations of Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) consist of InsPro Technologies LLC and Insurint Corporation.
InsPro Technologies is a provider of comprehensive, web-based insurance administration software applications. InsPro Technologies’ flagship software product is InsPro, which was introduced in 2004. InsPro Technologies’ clients include insurance carriers and third party administrators. InsPro Technologies realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and consulting and implementation services. We acquired InsPro Technologies on October 1, 2007.
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

InsPro Technologies offers InsPro on a licensed and an application service provider (“ASP”) basis. An InsPro software license entitles the purchaser a perpetual license to a copy of the InsPro software installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP Hosting Service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access an instance of InsPro installed on InsPro Technologies owned servers located at InsPro Technologies’ offices or at a third party’s site.
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
The unearned portion of InsPro Technologies’ and Insurint’s revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.
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
RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008
Revenues
For the three months ended June 30, 2009 (“Second Quarter 2009”), we earned revenues of $1,535,271 compared to $1,409,467 for the three months ended June 30, 2008 (“Second Quarter 2008”), an increase of $125,804 or 9%. The increase in consulting and implementation services is attributable to an increase in work modification enhancements and data conversion required for additional clients. The increase in ASP revenue is due to the implementation of two new ASP agreements. The increase in maintenance fee revenue is due to two clients with maintenance agreements. Revenues include the following:

	For the Three Months Ended June 30,
	2009	2008
Consulting and implementation services	$985,534	$967,173
ASP revenue	349,469	293,294
Maintenance revenue	144,500	99,000
Insurint technology fees	46,768	50,000
Sub-leasing revenue	9,000	—

Total	$1,535,271	$1,409,467

•	Consulting and implementation services are from seven InsPro clients. Implementation services provided to these clients included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•	In Second Quarter 2009 we earned ASP revenue from seven InsPro clients. ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access InsPro installed on InsPro Technologies owned servers located at InsPro Technologies’ offices or at a third party’s site.

•	In Second Quarter 2009 we earned maintenance revenues from four clients compared to two clients in Second Quarter 2008.

•	In Second Quarter 2009 we earned revenue of $46,768 relating to Insurint technology fees. The Company’s Insurint subsidiary provides a proprietary, professional-grade, web based agent portal to support and assist insurance agents in the business of marketing and selling health insurance and related products. Insurint’s technology fees commenced in the second quarter of 2008.

•	In Second Quarter 2009 we earned Sub-leasing revenue of $9,000 from the sub leasing of space in our Radnor office, which commenced in the first quarter of 2009.
Total Operating Expenses
Our total operating expenses for Second Quarter 2009 was $3,543,394 as compared to $3,105,362 for Second Quarter 2008 for an increase of $438,032 or 14% as compared to Second Quarter 2008. The primary reason for the increase in operating expenses is attributable to an increase in InsPro Technologies’ staffing and technology consultants needed to support additional client requirements and planned growth. Total operating expenses consisted of the following:

	For the Three Months Ended June 30,
	2009	2008
Salaries, employee benefits and related taxes	$1,820,438	$1,782,906
Advertising and other marketing	37,384	20,770
Depreciation and amortization	287,045	221,030
Rent, utilities, telephone and communications	205,847	157,247
Professional fees	811,066	573,944
Other general and administrative	381,614	349,465

Total	$3,543,394	$3,105,362

In Second Quarter 2009 we incurred salaries, employee benefits and related taxes of $1,820,438 as compared to $1,782,906 for Second Quarter 2008, an increase of $37,532 or 2%. Salaries, commission and related taxes consisted of the following:

	For the Three Months Ended June 30,
	2009	2008
Salaries, wages and bonuses	1,497,163	$1,079,005
Share based employee and director compensation	90,315	506,691
Commissions to employees	17,095	—
Employee benefits	60,421	56,528
Payroll taxes	98,755	98,853
Severance and other compensation	20,191	13,329
Directors’ compensation	36,498	28,500

Total	$1,820,438	$1,782,906

•	Salaries, wages and bonuses were $1,497,163 in Second Quarter 2009 as compared to $1,079,005 in Second Quarter 2008, an increase of $418,158 or 39%. The increase is the result of the hiring of additional staff in InsPro Technologies’ sales and technology departments and Insurint’s sales departments to promote the growth in revenue and to service an expanding client base.

•	Share based employee and director compensation expense was $90,315 in Second Quarter 2009 as compared to $506,691 in Second Quarter 2008, a decrease of $416,376 or 82%. The decrease is primarily attributable to expense pertaining to an option grant to Mr. Alvin Clemens, who is the Company’s former CEO, in the Second Quarter 2008, and to a lesser extent the vesting of stock grants and options to directors and employees. Share based employee and director compensation consist of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.

•	Commissions to employees represents commissions paid to InsPro Technologies and Insurint sales personnel.

•	Employee benefits expense increased as a result of the hiring of additional staff in InsPro Technologies and Insurint. The Company’s employee benefit cost consists of the company paid portion of group medical, dental and life insurance coverage and partial Company matching of employee contributions to a 401(k) plan. The increase was the result of an increase in InsPro Technologies’ and Insurint’s staffing.
Advertising and other marketing in Second Quarter 2009 was $37,384 as compared to $20,770 in Second Quarter 2008. The increase was due to the use of outside agencies for services rendered in connection with the development of InsPro Technologies’ marketing strategy including creating the corporate brand and message and redesign of all sales and marketing material, company web site, brochures and sales presentation.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended June 30,
	2009	2008
Amortization of intangibles acquired as a result of the InsPro acquisition	$117,019	$117,021
Amortization of software and website development for external marketing	21,787	—
Amortization of software and website development for internal use	67,042	50,232
Depreciation expense	81,197	53,777

Total	$287,045	$221,030

•	In Second Quarter 2009 we incurred amortization expense of $117,019 for the intangible assets acquired from InsPro Technologies on October 1, 2007. Intangible assets acquired from InsPro Technologies were assigned the following values:
•	value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years

•	value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years

•	employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.
•	In Second Quarter 2009 we incurred amortization expense of $21,787 for software development cost for external marketing pertaining to InsPro Technologies’ InsPro system.

•	In Second Quarter 2009 we incurred amortization expense of $67,042 as compared to $50,232 in Second Quarter 2008 for software and website development for internal use pertaining to Insurint.

•	In Second Quarter 2009 we incurred depreciation expense of $81,197 as compared to $53,777 in Second Quarter 2008. The decrease was due to the impairment of assets on discontinued operations.

In Second Quarter 2009 we incurred rent, utilities, telephone and communications expense of $205,848 as compared to $157,247 in Second Quarter 2008, an increase of $48,600 or 31%. Rent, utilities, telephone and communications expenses consisted of the following:

	For the Three Months Ended June 30,
	2009	2008
Rent, utilities and other occupancy	$165,237	$124,976
Telephone and communications	40,611	32,271

Total	$205,848	$157,247

•	In Second Quarter 2009 we had an increase in rent, utilities and other occupancy due to the leasing of additional space to accommodate the increase in staffing in InsPro Technologies’ Eddystone office.
In Second Quarter 2009 we incurred professional fees of $811,066 as compared to $573,944 in Second Quarter 2008, an increase of $237,122 or 41%. Professional fees consisted of the following:

	For the Three Months Ended June 30,
	2009	2008
Accounting and auditing	$64,110	$64,237
Legal	196,069	114,931
Technology	494,507	273,924
All other	56,379	120,852

	$811,065	$573,944

•	In Second Quarter 2009 we had an increase in legal fees as compared to Second Quarter 2008, which was primarily due to increased external legal support in general corporate matters

•	In Second Quarter 2009 we had an increase in technology fees as compared to Second Quarter 2008, which was attributable to an increase in technology consultants needed to support additional InsPro client requirements.

•	All other consulting consists of recruiting, investor relations and general management consulting expense, which decreased as a result of expense reduction actions in all three areas.

In Second Quarter 2009 we incurred other general and administrative expenses of $381,614 as compared to $349,464 in Second Quarter 2008, an increase of $32,150 or 9%. Other general and administrative expenses consisted of the following:

	For the Three Months Ended June 30,
	2009	2008
Office expenses	$103,352	$93,986
Travel and entertainment	33,151	68,861
Insurance	22,799	21,367
Computer processing, hardware and software	161,442	117,225
Other	60,870	48,025

Total	$381,614	$349,464

•	In Second Quarter 2009 office expense increased compared to Second Quarter 2008 due to costs associated with additional leased space at InsPro Technologies’ Eddystone office.

•	We incur travel and entertainment expense in connection with marketing, sales and implementation of InsPro at client locations.

•	We incur computer processing fees associated with ASP hosting services. InsPro Technologies has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee. This third party provides InsPro Technologies with hosting services for our client’s ASP production and test environments. In Second Quarter 2009 computer processing fees increased compared to Second Quarter 2008 due to the implementation of two additional ASP hosting agreements.
Loss from operations
As a result of the aforementioned factors, we reported a loss from operations of $2,008,123 or $0.05 loss from operations per share in Second Quarter 2009 as compared to a loss from operations of $1,695,895 or $0.04 loss per share in Second Quarter 2008.

Gain (loss) on discontinued operations
Results from discontinued operations were as follows:

	For the Three Months Ended June 30,
	2009	2008
Revenues:
Commission and other revenue from carriers	$369,189	$4,841,258
Gain recognized upon the execution of the Agreement	—	—
Transition policy commission pursuant to the Agreement	552,517	—
Lead sale revenue	51	103,176
Sub-lease revenue	323,578	40,535

	1,245,335	4,984,969

Operating expenses:
Salaries, commission and related taxes	122,807	2,395,808
Lead, advertising and other marketing	5,223	1,049,995
Depreciation and amortization	—	386,684
Rent, utilities, telephone and communications	2,438,615	532,444
Professional fees	109,484	94,437
Loss on impairment of property and equipment	—	—
Loss on impairment of intangible assets	—	—
Other general and administrative	137,742	182,787
(Gain) on disposal of property and equipment	(8,665)	—

	2,805,206	4,642,155

Gain (loss) from discontinued operations	$(1,559,871)	$342,814

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
The Company recorded a liability for severance payments due to employees of discontinued operations of $382,053 and $266,740 at June 30, 2009 and December 31, 2008, respectively.
For Second Quarter 2009 we earned revenues in discontinued operations of $1,245,335 compared to $4,984,969 in the Second Quarter 2008, a decrease of $3,739,634 or 75%. Revenues include the following:
•	During the Second Quarter of 2009 the Company recognized commission and other revenue from carriers of $369,189 as compared to $4,841,258 in Second Quarter 2008. The decrease is primarily the result of the execution of the Agreement whereby the Company no longer receives commission revenue on Transferred Policies effective on or about February 1, 2009. The Company continues to receive commissions from carriers other than Specified Carriers and commissions on policies other than Transferred Policies.

•	During the Second Quarter of 2009 the Company recognized $552,517 from commission payments from eHealth subsequent to the sale of the Agency Business. The Company recognizes as revenue commission payments received from eHealth upon the Company’s notification by eHealth of such amounts.

•	During the Second Quarter of 2009 the Company earned lead sale-revenue of $51 as compared to $103,176 in Second Quarter 2008. We re-sold certain Telesales leads that we purchase in order to recoup a portion of our lead cost. The decrease in lead sales revenue is a result of the cessation of direct marketing in the Second Quarter of 2009.

•	During the Second Quarter of 2009 the Company earned sub-lease revenue of $323,578 as compared to $40,535 in Second Quarter 2008 relating to the sub-lease of a portion of our Florida office and our former New York sales office. Sub-lease revenue includes base rent, additional rent pertaining to utilities and occupancy costs and certain telephony, technology and facility services provided by us to certain of our sub-tenants.
o	On February 21, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 5,200 square feet of our Deerfield Beach office space beginning March 1, 2008 through February 28, 2009. This sub-lease agreement was amended and restated on October 3, 2008 to increase the sub-leased square footage to 13,900 and extend the lease term through January 31, 2010.

o	On October 1, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 8,000 square feet of our Deerfield Beach office space beginning October 15, 2008 through January 31, 2010. In accordance with this sub-lease agreement the Company recognizes base rent, additional rent representing a portion of certain actual occupancy expenses for our Deerfield Beach office and certain telephony, technology and facility services provided to our sub-tenant.

o	On April 17, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party agreed to sub-lease our New York office space for the balance of the Company’s Sublease Agreement and pay the Company sub-lease payments essentially equal to the Company’s costs under the Sublease Agreement. The third party commenced paying sub-sublease payments to the Company in September 2008; however the third party failed to pay their December 2008 and subsequent rent when due. The Company is a beneficiary to a letter of credit in the amount of $151,503, which the Company has drawn against as a result of the third party’s failure to pay their rent when due. We have notified the third party that they have breached their lease, that we have made draws against the letter of credit for amounts past due, cancelled the sub-lease as a result of their breach and demanded their surrender of the sub-leased premises.
Total operating expenses of discontinued operations for Second Quarter 2009 was $2,805,205 as compared to $4,642,156 for Second Quarter 2008 for a decrease of $1,836,950 or 40% as compared to Second Quarter 2008.
•	The primary reason for the decrease in operating expenses of discontinued operations is attributable to the cessation of direct marketing and selling activities in the first quarter of 2009.

•	Effective June 30, 2009, the Company accrued $2,031,210 related to the non-cancelable lease for the abandoned portion of the Deerfield Beach office, which is net present value of the Company’s future lease payments through March 31, 2011 and consideration for early termination due under Lease plus management’s estimate of contractually required expenses pertaining to the Deerfield Beach office, which are estimated to be $3,565,126, less a portion of the Deerfield Beach office used in operations, which is estimated to be $143,546, less future sub-lease revenue, which is estimated to be $1,386,786.
Gain (loss) from discontinued operations
As a result of the aforementioned factors, we reported a loss from discontinued operations of $1,559,871 or $0.04 loss from discontinued operations per share in Second Quarter 2009 as compared to a gain from discontinued operations of $342,814 or $0.01 gain from discontinued operations per share in Second Quarter 2008.

Other income (expenses)
Interest income was attributable to interest-bearing cash deposits resulting from the capital raised in private placements. The decrease in interest income is the result of a decline in interest rates and to a lesser extent a decline in cash balances.
Interest expense pertains to imputed interest on certain employee obligations.
Net loss
As a result of these factors discussed above, we reported a net loss of $3,581,779 or $0.09 loss per share in Second Quarter 2009 as compared to a net loss of $1,342,457 or $0.03 loss per share in Second Quarter 2008.
RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008
Revenues
For the six months ended June 30, 2009 (“2009 To Date”), we earned revenues of $3,257,710 compared to $2,694,790 for the six months ended June 30, 2008 (“2008 To Date”), an increase of $562,920 or 21%. The increase in consulting and implementation services is attributable to an increase in work modification enhancements and data conversion required for additional clients. The increase in ASP revenue is due to the implementation of two new ASP agreements. The increase in maintenance fee revenue is due to two clients with maintenance agreements. Revenues include the following:

	For the Six Months Ended June 30,
	2009	2008
Consulting and implementation services	$2,168,892	$1,798,821
ASP revenue	701,322	541,969
Sales of software licenses	—	115,000
Maintenance revenue	289,000	189,000
Insurint technology fees	86,496	50,000
Sub-leasing revenue	12,000	—

Total	$3,257,710	$2,694,790

•	Consulting and implementation services are from seven InsPro clients. Implementation services provided to these clients included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•	In 2008 To Date we earned $115,000 from sales of software licenses from a single InsPro client.

•	In 2009 to Date we earned ASP revenue from seven InsPro clients as compared to five in 2008 To Date. ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access InsPro installed on InsPro Technologies owned servers located at InsPro Technologies’ offices or at a third party’s site.

•	In Second Quarter 2009 we earned maintenance revenues from four clients compared to two clients in Second Quarter 2008.

•	In 2009 To Date we earned revenue of $86,496 relating to Insurint technology fees. The Company’s Insurint subsidiary provides a proprietary, professional-grade, web based agent portal to support and assist insurance agents in the business of marketing and selling health insurance and related products. Insurint’s technology fees commenced in the second quarter of 2008.

•	In 2009 To Date we earned Sub-leasing revenue of $12,000 from the sub leasing of space in our Radnor office.
Total Operating Expenses
Our total operating expenses for 2009 To Date was $7,688,006 as compared to $6,276,955 for 2008 To Date for an increase of $1,411,051 or 22% as compared to 2008 to Date. The primary reason for the increase in operating expenses is attributable to an increase in InsPro Technologies’ staffing and technology consultants needed to support additional client requirements. Total operating expenses consisted of the following:

	For the Six Months Ended June 30,
	2009	2008
Salaries, employee benefits and related taxes	$4,346,395	$3,568,869
Advertising and other marketing	141,109	23,800
Depreciation and amortization	565,407	505,515
Rent, utilities, telephone and communications	411,317	320,242
Professional fees	1,507,545	1,058,272
Other general and administrative	716,233	791,257

Total	$7,688,006	$6,267,955

In 2009 To Date we incurred salaries, employee benefits and related taxes of $4,346,395 as compared to $3,568,869 for 2008 To Date, an increase of $776,526 or 22%. Salaries, commission and related taxes consisted of the following:

	For the Six Months Ended June 30,
	2009	2008
Salaries, wages and bonuses	$3,191,371	$2,030,960
Share based employee and director compensation	310,691	1,118,062
Commissions to employees	37,545	—
Employee benefits	154,429	98,069
Payroll taxes	245,400	239,434
Severance and other compensation	362,130	38,559
Directors’ compensation	44,829	43,785

Total	$4,346,395	$3,568,869

•	Salaries, wages and bonuses were $3,191,371 in 2009 To Date as compared to $2,030,960 in 2008 To Date, an increase of $1,160,411 or 57%. The increase is the result of the hiring of additional staff in InsPro Technologies’ sales and technology departments and Insurint’s sales departments to promote the growth in revenue and to service an expanding client base and $150,000 of bonuses to certain executives.

•	Share based employee and director compensation expense was $310,691 in 2009 To Date as compared to $1,118,062 in 2008 To Date, a decrease of $807,371 or 72%. The decrease is attributable to expense pertaining to an option grant to Mr. Alvin Clemens, who is the Company’s former CEO, in the Second Quarter 2008, and due to the vesting of an option grant to a director and options to directors and employees. Share based employee and director compensation consist of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.

•	Commissions to employees represents commissions paid to InsPro Technologies and Insurint sales personnel.

•	Employee benefits expense increased as a result of the hiring of additional staff in InsPro Technologies and Insurint. The Company’s employee benefit cost consists of the company paid portion of group medical, dental and life insurance coverage and partial Company matching of employee contributions to a 401(k) plan. The increase was the result of an increase in InsPro Technologies’ and Insurint’s staffing.

•	Payroll taxes expense increased as a result of the hiring of additional staff in InsPro Technologies and Insurint partially offset by a greater number of salaries exceeding the maximum FICA contribution limit.

•	Severance and other compensation increased primarily as a result of the Separation of Employment and General Release Agreement with Mr. Eissa.

Advertising and other marketing in 2009 To Date was $141,109 as compared to $23,800 in 2008 To Date. The increase was due to the use of outside agencies for services rendered in connection with the development of InsPro Technologies’ marketing strategy including creating the corporate brand and message and redesign of all sales and marketing material, company web site, brochures and sales presentation.
Depreciation and amortization expense consisted of the following:

	For the Six Months Ended June 30,
	2009	2008
Amortization of intangibles acquired as a result of the InsPro acquisition	$234,039	$234,041
Amortization of software and website development for external marketing	43,574	—
Amortization of software and website development for internal use	134,084	87,273
Depreciation expense	153,710	184,201

Total	$565,407	$505,515

•	In 2009 To Date we incurred amortization expense of $234,039 for the intangible assets acquired from InsPro Technologies on October 1, 2007. Intangible assets acquired from InsPro Technologies were assigned the following values:
•	value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years

•	value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years

•	employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.
•	In 2009 To Date we incurred amortization expense of $43,574 for software development cost for external marketing pertaining to InsPro Technologies’ InsPro system.

•	In 2009 To Date we incurred amortization expense of $134,084 as compared to $87,273 in 2008 To Date for software and website development for internal use pertaining to Insurint.

•	In 2009 To Date we incurred depreciation expense of $153,710 as compared to $184,201 in 2008 To Date. The decrease was due to the impairment of assets on discontinued operations.

In 2009 To Date we incurred rent, utilities, telephone and communications expense of $411,317 as compared to $320,242 in 2008 To Date, an increase of $91,075 or 28%. Rent, utilities, telephone and communications expenses consisted of the following:

	For the Six Months Ended June 30,
	2009	2008
Rent, utilities and other occupancy	$317,524	$252,429
Telephone and communications	93,793	67,813

Total	$411,317	$320,242

•	In 2009 To Date we had an increase in rent, utilities and other occupancy due to the leasing of additional space to accommodate the increase in staffing in InsPro Technologies’ Eddystone office and annual rent increases in our Radnor office.
In 2009 To Date we incurred professional fees of $1,507,545 as compared to $1,058,272 in 2008 To Date, an increase of $449,272 or 42%. Professional fees consisted of the following:

	For the Six Months Ended June 30,
	2009	2008
Accounting and auditing	$133,910	$173,272
Legal	209,280	174,383
Technology	1,030,045	457,978
All other	134,310	252,639

	$1,507,545	$1,058,272

•	In 2009 To Date we had a decrease of $39,362 in accounting and auditing fees as compared to 2008 To Date, which was attributable to reduced consulting costs associated with Sarbanes Oxley.

•	In 2009 To Date we had an increase of $572,067 in technology fees as compared to 2008 To Date, which was attributable to an increase in technology consultants needed to support additional InsPro client requirements.

•	All other consulting consists of executive recruiting, investor relations and management consulting expense, which decreased as a result of expense reduction actions in all three areas.

In 2009 To Date we incurred other general and administrative expenses of $716,233 as compared to $791,256 in 2008 To Date, a decrease of $75,024 or 9%. Other general and administrative expenses consisted of the following:

	For the Six Months Ended June 30,
	2009	2008
Office expenses	$149,308	$214,242
Travel and entertainment	90,086	145,956
Insurance	63,990	63,708
Computer processing, hardware and software	310,832	233,802
Other	102,017	133,548

Total	$716,233	$791,256

•	In 2009 To Date office expense decreased due to the reduction in staff in our Florida office.

•	We incur travel and entertainment expense in connection with marketing, sales and implementation of InsPro at client locations.

•	In 2009 To Date computer processing, hardware and software expense increased due to an increase in InsPro ASP clients to seven in 2009 compared to five in 2008. We incur computer processing fees associated with ASP hosting services. InsPro Technologies has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee. This third party provides InsPro Technologies with hosting services for our client’s ASP production and test environments. In 2009 To Date computer processing fees increased compared to Second Quarter 2008 due to the implementation of two additional ASP hosting agreements.
Loss from operations
As a result of the aforementioned factors, we reported a loss from operations of $4,430,296 or $0.11 loss from operations per share in 2009 To Date as compared to a loss from operations of $3,573,165 or $0.09 loss per share in 2008 To Date.

Gain (loss) on discontinued operations
Results from discontinued operations were as follows:

	For the Six Months Ended June 30,
	2009	2008
Revenues:
Commission and other revenue from carriers	$1,721,155	$9,747,135
Gain recognized upon the execution of the Agreement	2,664,794	—
Transition policy commission pursuant to the Agreement	776,855	—
Lead sale revenue	2,442	287,495
Sub-lease revenue	681,505	53,037

	5,846,751	10,087,667

Operating expenses:
Salaries, commission and related taxes	908,859	6,386,831
Lead, advertising and other marketing	125,351	3,045,698
Depreciation and amortization	95,619	817,915
Rent, utilities, telephone and communications	3,000,541	1,181,437
Professional fees	357,868	138,836
Loss on impairment of property and equipment	416,764	88,922
Loss on impairment of intangible assets	1,222,817	295,633
Other general and administrative	112,186	259,439
(Gain) on disposal of property and equipment	(10,227)	—

	6,229,778	12,214,711

Gain (loss) from discontinued operations	$(383,027)	$(2,127,044)

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
For 2009 To Date we earned revenues in discontinued operations of $5,846,751 compared to $10,087,667 in the 2008 To Date, a decrease of $4,240,916 or 42%. Revenues include the following:
•	2009 To Date the Company recognized commission and other revenue from carriers of $1,721,155 as compared to $9,747,135 in 2008 To Date. The decrease is primarily the result of the execution of the Agreement whereby the Company no longer receives commission revenue on Transferred Policies effective on or about February 1, 2009. The Company continues to receive commissions from carriers other than Specified Carriers and commissions on policies other than Transferred Policies.

•	During 2009 To Date the Company recognized a gain upon the execution of the Agreement of $2,664,794, which is the sum of the aggregate initial amount of consideration paid by eHealth to the Company and eHealth’s assumption of certain liabilities relating to historical commission advances on the Transferred Policies.

•	During 2009 To Date the Company recognized $776,855 from commission payments from eHealth subsequent to the sale of the Agency Business. The Company recognizes as revenue commission payments received from eHealth upon the Company’s notification by eHealth of such amounts.

•	During 2009 To date the Company earned lead sale-revenue of $2,442 as compared to $287,495 in 2008 To Date. We re-sold certain Telesales leads that we purchase in order to recoup a portion of our lead cost. The decrease in lead sales revenue is a result of the cessation of direct marketing in the first quarter of 2009.

•	During 2009 To Date the Company earned sub-lease revenue of $681,505 as compared to $53,037 in 2008 To Date relating to the sub-lease of a portion of our Florida office and our former New York sales office. Sub-lease revenue includes base rent, additional rent pertaining to utilities and occupancy costs and certain telephony, technology and facility services provided by us to certain of our sub-tenants.
o	On February 21, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 5,200 square feet of our Deerfield Beach office space beginning March 1, 2008 through February 28, 2009. This sub-lease agreement was amended and restated on October 3, 2008 to increase the sub-leased square footage to 13,900 and extend the lease term through January 31, 2010.

o	On October 1, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 8,000 square feet of our Deerfield Beach office space beginning October 15, 2008 through January 31, 2010. In accordance with this sub-lease agreement the Company recognizes base rent, additional rent representing a portion of certain actual occupancy expenses for our Deerfield Beach office and certain telephony, technology and facility services provided to our sub-tenant.

o	On April 17, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party agreed to sub-lease our New York office space for the balance of the Company’s Sublease Agreement and pay the Company sub-lease payments essentially equal to the Company’s costs under the Sublease Agreement. The third party commenced paying sub-sublease payments to the Company in September 2008; however the third party failed to pay their December 2008 and subsequent rent when due. The Company is a beneficiary to a letter of credit in the amount of $151,503, which the Company has drawn against as a result of the third party’s failure to pay their rent when due. We have notified the third party that they have breached their lease, that we have made draws against the letter of credit for amounts past due, cancelled the sub-lease as a result of their breach and demanded their surrender of the sub-leased premises.
Total operating expenses of discontinued operations for 2009 To Date was $6,229,778 as compared to $12,214,711 for 2008 To Date for a decrease of $5,984,933 or 49% as compared to 2008 To Date.
•	The primary reason for the decrease in operating expenses of discontinued operations is attributable to the cessation of direct marketing and selling activities in the first quarter of 2009.

•	During the first quarter of 2009 we determined certain long term assets were impaired as a result of the cessation of direct marketing and sales in the Telesales call center. The Company recorded expense in 2009 to write-off the value of these long term assets, which included property and equipment net of depreciation of $416,764, intangible assets net of accumulated amortization acquired from ISG of $1,200,428 and the value of internet domain name www.healthbenefitsdirect.com net of accumulated amortization of $22,389.

•	Effective June 30, 2009, the Company accrued $2,031,210 related to the non-cancelable lease for the abandoned portion of the Deerfield Beach office, which is net present value of the Company’s future lease payments through March 31, 2011 and consideration for early termination due under Lease plus management’s estimate of contractually required expenses pertaining to the Deerfield Beach office, which are estimated to be $3,565,126, less a portion of the Deerfield Beach office used in operations, which is estimated to be $143,546, less future sub-lease revenue, which is estimated to be $1,386,786.

Gain (loss) from discontinued operations
As a result of the aforementioned factors, we reported a loss from discontinued operations of $383,027 or $0.01 loss from discontinued operations per share in 2009 To Date as compared to a loss from discontinued operations of $2,127,044 or $0.06 loss from discontinued operations per share in 2008 To Date.
Other income (expenses)
Interest income was attributable to interest-bearing cash deposits resulting from the capital raised in private placements. The decrease in interest income is the result of a decline in interest rates and to a lesser extent a decline in cash balances.
Interest expense pertains to imputed interest on certain employee obligations.
Net loss
As a result of these factors discussed above, we reported a net loss of $4,835,048 or $0.12 loss per share in 2009 To Date as compared to a net loss of $5,663,689 or $0.15 loss per share in 2008 To Date.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2009, we had a cash balance of $2,084,769 and working capital of ($1,940,125).
At June 30, 2009, we had a restricted cash balance of $1,150,000, which represents money market account balances with a restricted balance pertaining to two letters of credit for the benefit of the landlords of the Company’s Florida and New York offices. The money market accounts are on deposit with the issuer of the letters of credit. The Company receives the interest on the money market accounts.
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

Net cash used by operations was $3,594,014 in 2009 as compared to net cash used by operations of $4,548,025 in 2008. In 2009 we used cash to fund our net loss of $4,548,025 and:
•	Decreases in accounts receivable of $237,801 in 2009, which is primarily the result of decreased billings to certain of InsPro Technologies’ clients.

•	Decreases in accounts payable of $250,298 in 2008, which is primarily the result of the payment of lead and marketing costs.

•	Increases in accrued expenses of $297,497, which is the result of accrued severance as a result of the Separation of Employment and General Release Agreement with Mr. Eissa.

•	Increases in liabilities of discontinued operations of $1,168,218, which is primarily the result of the accrual of the non-cancelable lease for the abandoned portion of the Deerfield Beach office in the amount of $2,031,210 partially offset by the repayment and assumption of certain unearned commission advances as a result of the sale of the Company’s Telesales call center produced agency business (the “Agency Business”).
In addition to cash used in operating activities we incurred $2,515,679 of non cash expenses and impairments in 2008, which were included in our net loss, including:
•	Recorded stock-based compensation and consulting expense of $310,691 and $1,371,632 in 2009 and 2008, respectively.

•	Recorded depreciation and amortization expense of $565,407 and $505,784 in 2009 and 2008, respectively.

•	We recorded $1,639,581 and $384,555 pertaining to the impairment of certain long lived assets of our discontinued operations in 2009 and 2008, respectively.
Net cash used by investing activities in 2009 was $277,435 as compared to $502,147 in 2008. Investing activities pertain to internal development of software for internal and external use in 2008 and the purchase of property and equipment supporting current and future operations in 2009 and 2008.
Net cash provided by financing activities in 2009 was $4,113,799 as compared to $5,043,652 in 2008.
•	In first quarter 2009 we completed a private placement with an institutional accredited investor and issued 1,000,000 shares of our Series A Preferred Stock and warrants to purchase 1,000,000 shares of our Series A Preferred Stock. Our gross proceeds were $4,000,000 and we incurred $15,617 of legal and other expenses in connection with the 2009 Private Placement.

•	In first quarter 2008 we completed a private placement with certain institutional accredited investors and issued 6,250,000 shares of our Common Stock and warrants to purchase 6,250,000 shares of our Common Stock. Our gross proceeds were $5,000,000 and we incurred $70,238 of legal and other expenses in connection with the 2008 Private Placement.

•	The Company’s InsPro Technologies business segment has entered into several capital lease obligations to purchase equipment used for operations.

Off-Balance Sheet Arrangements
We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.
The letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account, which as of June 30, 2009, had a balance of $1,150,000. This money market account is on deposit with the issuer of the letters of credit and is classified as restricted cash on our balance sheet. The terms of the money market account allow us to receive interest on the principal but prohibits us from withdrawing the principal for the life of the letters of credit.
Guarantee of Indebtedness by the Company to Third Parties Pertaining to Unearned Commission Advances Paid to Non-employee ISG Agents
The Company is a party to sales and marketing agreements whereby the Company has guaranteed the repayment of unearned commission advances paid directly from third parties including certain of the Company’s insurance carriers to the Company’s non-employee ISG agents. Under these agreements certain third parties pay commissions directly to the Company’s non-employee ISG agents and such payments include advances of first year premium commissions before the commissions are earned. Unearned commission advances from the Company’s insurance carriers to the Company’s non-employee ISG agents are earned after the insurance company has received payment of the related premium. In the event that the insurance company does not receive payment of the related premium pertaining to an unearned commission advance the third parties generally deduct the unearned commission advance from its commission payments to the Company’s non-employee ISG agents in the form of charge-backs. In the event that commission payments from these third parties to the Company’s non-employee ISG agents do not exceed the charge-backs these third parties may deduct the unearned commission advance to non-employee ISG agents from their payments to the Company or demand repayment of the non-employee ISG agents’ unearned commission balance from the Company. The current amount of the unearned commission advances these third parties to the Company’s non-employee ISG agents, which is the maximum potential amount of future payments the Company could be required to make to these third parties, is estimated to be approximately $643,000 as of June 30, 2009. As of June 30, 2009 the Company has recorded a liability of $51,830 in accrued expenses for the estimated amount the Company anticipates it will pay pertaining to these guarantees. Unearned commission advances from these third parties are collateralized by the future commission payments to the non-employee ISG agents and to the Company. The Company has recourse against certain non-employee ISG agents in the event the Company must pay the unearned commission advances.
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
As of June 30, 2009 the Company has not taken delivery of the STP software or issued Common Stock in connection with the License Agreement.

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
On August 7, 2008, a former employee of the Company (the “Plaintiff”) filed a putative collective action in the United States District Court for the Southern District of Florida, case no. 08-CV-61254-Ungaro-Simonton. The case alleges that the Company and three co-defendants, who are former officers of the Company, unlawfully failed to pay overtime to its insurance sales agents in violation of the Fair Labor Standards Act (“FLSA”). Plaintiff purported to bring claims on behalf of a class of current and former insurance sales agents who were classified as non-exempt by the Company and compensated at an hourly rate, plus commissions (“Agents”). On October 16, 2008, the Court conditionally certified a collective action under the FLSA covering all Agents who worked for the Company within the last three years. Plaintiff and all Agents who opt to participate in the collective action seek payment from the Company of compensation for all overtime hours worked at the rate of one and one-half times their regular rate of pay, liquidated damages, attorneys’ fees, costs, and interest. On March 2, 2009, the parties reached an agreement to settle this case. On April 21, 2009, the Court entered an Order of Final Dismissal with Prejudice. As of December 31, 2008 the Company recorded $200,000 of expense in other general and administrative expense, which represented the estimated cost of the settlement. As of June 30, 2009 the Company recorded an additional $6,676 of expense in other general and administrative expense, which represents the estimated cost of the settlement.
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

Date: August 14, 2009	HEALTH BENEFITS DIRECT CORPORATION
	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
Chief Financial Officer and Chief Operating Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1	Principal Executive Officer’s Section 1350 Certification †

32.2	Chief Financial Officer’s Section 1350 Certification †

*	Filed herewith.

†	Furnished herewith.