Form 10-Q
period 2009-09-30
HEALTH BENEFITS DIRECT CORP
filed 2009-11-16
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of November 16, 2009, there were 41,279,645 outstanding shares of common stock, par value $0.001 per share, of the registrant.

HEALTH BENEFITS DIRECT CORPORATION
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash	$641,666	$1,842,419
Accounts receivable, less allowance for doubtful accounts $3,034 and $0	899,797	461,875
Tax receivable	5,615	31,290
Prepaid expenses	104,819	126,804
Other current assets	11,820	8,461

Total current assets	1,663,717	2,470,849

Restricted cash	1,150,000	1,150,000
Property and equipment, net of accumulated depreciation of $467,624 and $267,384	846,054	729,881
Intangibles, net of accumulated amortization of $1,616,345 and $1,021,187	1,293,914	1,911,461
Other assets	110,608	110,608

Total assets	$5,064,293	$6,372,799

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable	$15,016	$—
Accounts payable	780,011	733,128
Accrued expenses	1,062,364	697,256
Current portion of capital lease obligations	123,004	89,297
Due to related parties	40,000	4,315
Deferred revenue	436,128	457,500
Liabilities of discontinued operations	2,305,272	2,238,315

Total current liabilities	4,761,795	4,219,811

LONG TERM LIABILITIES:
Capital lease obligations	246,057	209,511

Total long term liabilities	246,057	209,511

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock; 3,437,500 shares authorized, 1,000,000 shares issued and outstanding (liquidation value $10,000,000))	1,983,984	—
Common stock ($.001 par value; 200,000,000 shares authorized; 41,279,645 shares issued and outstanding)	41,279	41,279
Additional paid-in capital	45,691,766	43,281,139
Accumulated deficit	(47,660,588)	(41,378,941)

Total shareholders’ equity	56,441	1,943,477

Total liabilities and shareholders’ equity	$5,064,293	$6,372,799

See accompanying notes to unaudited consolidated financial statements.

(1)	Derived from audited financial statements

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,475,696	$1,426,160	$4,733,406	$4,120,950

Operating Expenses:
Salaries, employee benefits and related taxes	1,805,213	1,587,203	6,151,608	5,156,072
Advertising and other marketing	90,814	6,171	231,923	29,971
Depreciation and amortization	293,696	253,770	859,103	759,285
Rent, utilities, telephone and communications	201,700	149,299	613,017	469,541
Professional fees	942,010	715,080	2,449,555	1,773,352
Other general and administrative	372,011	337,786	1,088,244	1,129,043

	3,705,444	3,049,309	11,393,450	9,317,264

Loss from operations	(2,229,748)	(1,623,149)	(6,660,044)	(5,196,314)

Gain (loss) from discontinued operations	806,791	(118,548)	423,764	(2,245,592)

Other income (expense):
Interest income	4,771	14,384	27,082	67,119
Interest expense	(28,413)	(11,695)	(72,449)	(27,910)

Total other income (expense)	(23,642)	2,689	(45,367)	39,209

Net loss	$(1,446,599)	$(1,739,008)	$(6,281,647)	$(7,402,697)

Net loss per common share — basic and diluted:
Loss from operations	$(0.05)	$(0.04)	$(0.16)	$(0.13)
Gain (loss) from discontinued operations	0.02	(0.00)	0.01	(0.06)

Net loss per common share — basic and diluted	$(0.03)	$(0.04)	$(0.15)	$(0.19)

Weighted average common shares outstanding — basic and diluted	41,279,645	41,354,645	41,279,645	39,248,333

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR NINE MONTHS ENDED SEPTEMBER 30, 2009

	Preferred Stock, $.001		Common Stock, $.001
	Par Value		Par Value				Total
	Number of		Number of		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance — December 31, 2008	—	$—	41,279,645	$41,279	$43,281,139	$(41,378,941)	$1,943,477

Preferred stock and warrants issued in private placement	1,000,000	1,983,984	—	—	1,960,399	—	3,944,383

Amortization of deferred compensation					450,228	—	450,228

Net loss for the period			—	—	—	(6,281,647)	(6,281,647)

Balance — September 30, 2009	1,000,000	$1,983,984	41,279,645	$41,279	$45,691,766	$(47,660,588)	$56,441

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(6,281,647)	$(7,402,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	859,103	759,285
Stock-based compensation and consulting	450,227	1,571,243
Loss on impairment of property and equipment of discontinued operations	416,764	88,922
Loss on impairment of intangible assets of discontinued operations	1,222,817	295,633
Gain on the disposal of property and equipment of discontinued operations	(227,763)	92,374
Provision for bad debt	2,489	63,851
Changes in assets and liabilities:
Accounts receivable	(440,411)	(212,914)
Tax receivable	25,675	(31,290)
Prepaid expenses	21,985	(55,822)
Other current assets	(3,359)	11,841
Other assets	—	1,722
Accounts payable	46,883	22,462
Accrued expenses	365,109	(397,953)
Due to related parties	(4,315)	(28,500)
Deferred revenue	(21,372)	(149,125)
Income tax payable	—	(157,288)
Liabilities of discontinued operations	(1,409,421)	(2,355,205)

Net cash used in operating activities	(4,977,236)	(7,883,461)

Cash Flows From Investing Activities:
Purchase of property and equipment	(304,664)	(409,352)
Proceeds from the sale of property and equipment of discontinued operations	11,495	27,000
Purchase of intangible assets and capitalization of software development	—	(291,847)

Net cash used in investing activities	(293,169)	(674,199)

Cash Flows From Financing Activities:
Gross proceeds from note	32,831	—
Payments on note payable	(17,816)	—
Gross proceeds from capital leases	155,055	193,498
Payments on capital leases	(84,801)	(23,979)
Gross proceeds from sales of preferred stock	4,000,000	—
Gross proceeds from sales of common stock	—	5,000,000
Fees paid in connection with offering	(15,617)	(70,238)

Net cash provided by financing activities	4,069,652	5,099,281

Net decrease in cash	(1,200,753)	(3,458,379)

Cash — beginning of the year	1,842,419	5,787,585

Cash — end of the period	$641,666	$2,329,206

Supplemental Disclosures of Cash Flow Information Cash payments for income taxes	$—	$188,578

Non cash financing activities:
Fees payable to a related party in connection with offering	$40,000	$—

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009.
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
September 30, 2009
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
Accounts receivable
The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2009, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $3,034.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Accounts receivable from the Company’s two largest InsPro Technologies clients as measured by receivable balance accounted for 36% and 9% of the Company’s total accounts receivable balance at September 30, 2009.
Fair value of financial instruments
The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of September 30, 2009 and December 31, 2008, because of the relatively short-term maturity of these instruments and their market interest rates.
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
The Company’s Insurint subsidiary capitalized certain costs valued in connection with developing or obtaining internal use software. These costs, which consist of direct technology labor costs, are capitalized and amortized using the straight-line method over expected useful lives. Costs that the Company has incurred in connection with developing the Company’s websites and purchasing domain names are capitalized and amortized using the straight-line method over an expected useful life.
The Company’s capitalization of software development costs for software used internally begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. We regularly review the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The Company’s InsPro Technologies subsidiary capitalized certain costs valued in connection with developing or obtaining software for external use. These costs, which consist of direct technology labor costs, are capitalized subsequent to the establishment of technological feasibility and until the product is available for general release. Both prior and subsequent costs relating to the establishment of technological feasibility are expensed as incurred. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a straight-line basis over the estimated useful lives of the products not to exceed two years, beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of the capitalized software development costs should be revised or the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of its software products, as defined by the estimated future revenue from the products less the estimated future costs of completing and disposing of the products, compared to the unamortized capitalized costs of the products. As of September 30, 2009, management believes no revisions to the remaining useful life or additional write-downs of capitalized software development costs are required because the net realizable value of its software products exceeds the unamortized capitalized costs. Management’s estimates about future revenue and costs associated with its software products are subject to risks and uncertainties related to, among other things, market and industry conditions, technological changes, and regulatory factors. A change in estimates could result in an impairment charge related to capitalized software costs.
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
See Note 2 — Discontinued Operations.
Income taxes
The Company accounts for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Loss per common share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents at September 30, 2009 include the following:

Convertible preferred stock	20,000,000
Options	5,439,148
Warrants	51,566,887

77,006,035

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
September 30, 2009
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The Company recognizes revenue from software license agreements when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. The Company considers fees relating to arrangements with payment terms extending beyond one year to not be fixed or determinable and revenue for these arrangements is recognized as payments become due from the customer. In software arrangements that include more than one InsPro module, the Company allocates the total arrangement fee among the modules based on the relative fair value of each of the modules.
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
Concentrations of credit risk
The Company maintains its cash and restricted cash in bank deposit accounts, which, at times, exceed the federally insured limits of $250,000 per account. At September 30, 2009, the Company had approximately $1,241,290 in United States bank deposits, which exceeded federally insured limits. Federally insured limits have been increased from $100,000 to $250,000 per account through December 31, 2013. The Company has not experienced any losses in such accounts through September 30, 2009.
During the nine months ended September 30, 2009, approximately 46% and 22% of the Company’s revenue was earned from each of the Company’s two largest InsPro Technologies clients.
Stock-based compensation
The Company accounts for stock based compensation transactions using a fair-value-based method and recognizes compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Non-employee stock based compensation
The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied.
Registration rights agreements
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
At September 30, 2009, the Company does not believe that it is probable that the Company will incur a penalty in connection with registration rights agreements, which we entered into in connection with the 2008 and 2009 private placements. Accordingly no liability was recorded as of September 30, 2009.
Recent accounting pronouncements
In September 2006, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date of this guidance for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the guidance effective January 1, 2008 for all financial assets and liabilities. As of January 1, 2009, we adopted the guidance for all non-financial assets and all non-financial liabilities. There is no impact on our financial statements as of September 30, 2009. In December 2007, the FASB issued guidance in the Business Combinations Topic of the Codification. This guidance requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values including contingent consideration. In addition, this guidance changes the recognition of assets acquired and liabilities assumed arising from preacquisition contingencies and requires the expensing of acquisition-related costs as incurred. The guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We adopted this guidance effective January 1, 2009. Any impact would be on future acquisitions.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In December 2007, the FASB issued guidance in the Consolidation Topic of the Codification on the accounting for noncontrolling interests in consolidated financial statements. This guidance clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. This guidance is effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008 and is required to be adopted prospectively, except for the reclassification of noncontrolling interests to equity and the recasting of net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. We adopted this guidance effective January 1, 2009. There is no impact on our financial statements as of September 30, 2009.
In April 2008, the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification on the determination of the useful life of an intangible asset. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted this guidance effective January 1, 2009. There is no impact on our financial statements as of September 30, 2009.
In June 2008, FASB issued guidance in the Earnings Per Share Topic of the Codification on determining whether instruments granted in share-based payment transactions are participating securities. The guidance clarified that all unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and provides guidance on how to compute basic EPS under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted this guidance effective January 1, 2009 and it had no impact on our financial statements.
In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted this guidance effective for the quarter ending June 30, 2009. There is no impact of the adoption on our financial statements as of September 30, 2009.
In April 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments. The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods. The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance had no impact on our financial statements as of September 30, 2009.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In May 2009, FASB issued guidance in the Subsequent Events Topic of the Codification. The guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and is required to be adopted prospectively. We adopted this guidance effective for the quarter ending June 30, 2009. The adoption of this guidance had no impact on our financial statements as of September 30, 2009, other than the additional disclosure.
In June 2009, the FASB issued guidance which will amend the Consolidation Topic of the Codification. The guidance addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept and responds to concerns over the transparency of enterprises’ involvement with variable interest entities (VIEs). The guidance is effective beginning on January 1, 2010. We do not expect the adoption of this guidance to have an impact on our financial statements.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 is effective for us for the reporting period ending December 31, 2009. We do not expect the adoption of ASU 2009-05 to have an impact on our financial statements.
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
September 30, 2009
NOTE 2 — DISCONTINUED OPERATIONS (continued)
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
September 30, 2009
NOTE 2 — DISCONTINUED OPERATIONS (continued)
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
The Company also generated revenue from the sub-lease of our leased New York City office and a portion of our leased Deerfield Beach Florida office, which are both leased under operating leases. The terms of the Company’s sub-lease of our New York City office is under similar terms as our lease. The Company sub-leases portions of our Deerfield Beach office to two unaffiliated parties through January 31, 2010. Sub-lease revenue includes base rent, additional rent representing a portion of occupancy expenses under the terms of the sub-leases and certain technology and facility services provided. We recognize sub-lease revenue when lease rent payments are due in accordance with the sub-lease agreements. Recognition of sub-lease revenue commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the Company’s receivables.
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
On July 1, 2009 the Company entered into a sub-lease agreement with a third party, effective July 15, 2009 which terminated an existing sub-lease agreement for approximately 8,000 square feet of the Company’s Deerfield Beach office and replaced it with a sub-lease agreement for approximately 29,952 square feet. This new sub-lease terminates on February 28, 2011. As part of the sub-lease agreement, the Company also agreed to lease certain personal property to the sub-lessee for the term of the lease. The sub-lessee agreed to pay the Company 20 monthly payments of $10,890 for such personal property and the Company has agreed to deliver to the sub-lessee a bill of sale for the leased personal property at the end of the term. The Company has accounted for this personal property sub-lease arrangement as a sale and recorded a gain of $217,501.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 2 — DISCONTINUED OPERATIONS (continued)
The Company recorded a liability for severance payments due to employees of discontinued operations of $278,030 and $266,740 at September 30, 2009 and December 31, 2008, respectively.
The financial position of discontinued operations was as follows:

	September 30, 2009	December 31, 2008
Accounts receivable, less allowance for doubtful accounts $0 and $2,173	$(340,658)	$(457,994)
Deferred compensation advances	(926)	(36,186)
Prepaid expenses	(10,375)	(51,029)
Other current assets	(5,943)	—
Property and equipment, net of accumulated depreciation of $0 and $1,300,155	—	(434,067)
Intangibles, net of accumulated amortization of $0 and $3,858,592	—	(1,286,946)
Other assets	(124,463)	(70,033)
Accounts payable	103,515	179,623
Accrued expenses	2,544,129	1,333,693
Sub-tenant security deposit	121,007	39,093
Unearned commission advances	18,986	3,022,161

Net current liabilities of discontinued operations	$2,305,272	$2,238,315

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Commission and other revenue from carriers	$251,023	$4,100,158	$1,972,178	$13,847,293
Gain recognized upon the execution of the Agreement	—	—	2,664,794	—
Transition policy commission pursuant to the Agreement	606,424	—	1,383,279	—
Gain on disposal of property and equipment	217,501	—	227,728	—
Lead sale revenue	—	103,798	2,442	391,293
Sub-lease revenue	326,393	85,903	1,007,898	138,940

	1,401,341	4,289,859	7,258,319	14,377,526

Operating expenses:
Salaries, commission and related taxes	125,329	2,461,203	1,034,188	8,848,034
Lead, advertising and other marketing	(27,001)	832,129	98,350	3,877,825
Depreciation and amortization	—	374,451	95,619	1,192,366
Rent, utilities, telephone and communications	348,001	486,758	3,348,542	1,668,196
Professional fees	35,222	47,813	393,090	186,648
Loss on impairment of property and equipment	—	—	416,764	88,922
Loss on impairment of intangible assets	—	—	1,222,817	295,633
Other general and administrative	112,999	113,679	225,185	373,120
Loss on disposal of property and equipment	—	92,374	—	92,374

	594,550	4,408,407	6,834,555	16,623,118

Gain (loss) from discontinued operations	$806,791	$(118,548)	$423,764	$(2,245,592)

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	Useful
	Life	At September 30,	At December 31,
	(Years)	2009	2008
Computer equipment and software	3	$895,427	$657,205
Office equipment	4.6	194,360	11,998
Office furniture and fixtures	6.7	189,857	294,029
Leasehold improvements	9.8	34,034	34,033

		1,313,678	997,265

Less accumulated depreciation		(467,624)	(267,384)

		$846,054	$729,881

For the three months ended September 30, 2009 and 2008, depreciation expense was $87,847 and $59,166, respectively. For the nine months ended September 30, 2009 and 2008, depreciation expense was $241,556 and $243,367, respectively.
NOTE 4 — INTANGIBLE ASSETS
Intangible assets consisted of the following:

	Useful
	Life	At September 30,	At December 31,
	(Years)	2009	2008
Atiam intangible assets acquired	4.7	$2,097,672	$2,097,672
Software development costs for internal use	2.6	638,291	660,680
Software development costs for external marketing	2	174,296	174,296

		2,910,259	2,932,648
Less: accumulated amortization		(1,616,345)	(1,021,187)

		$1,293,914	$1,911,461

Intangible assets acquired from InsPro Technologies had the following unamortized values as of September 30, 2009: value of client contracts and relationships other than license of $653,532; the value of purchased software for sale and licensing value of $386,668; and the employment and non-compete agreements acquired of $121,311. Software development costs for internal use and external marketing had unamortized values as of September 30, 2009 of $67,042 and $65,361, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 4 — INTANGIBLE ASSETS (continued)
For the three months ended September 30, 2009 and 2008, amortization expense was $205,849 and $194,604, respectively. For the nine months ended September 30, 2009 and 2008, amortization expense was $617,547 and $515,918, respectively.
Amortization expense subsequent to the period ended September 30, 2009 is as follows:

2009	$205,847
2010	481,283
2011	346,734
2012	260,050

$1,293,914

NOTE 5 — RELATED PARTY TRANSACTIONS
As of September 30, 2009, the Company recorded $40,000 due to related parties, which consisted of the reimbursement of legal expense to Cross Atlantic Capital Partners pursuant to the terms of a Securities Purchase Agreement, dated January 14, 2009. See Note 6 Shareholders’ Equity. As of December 31, 2008, the Company recorded $4,315 due to related parties, which consisted of director travel expense reimbursement to Cross Atlantic Capital Partners for Messrs. Caldwell’s and Tecce’s travel expense to board of director meetings.
NOTE 6 — SHAREHOLDERS’ EQUITY
Common Stock
2008
On January 3, 2008, the Company issued 75,000 shares of unrestricted common stock to certain directors in accordance with the Company’s Non Employee Director Compensation Plan, which was valued in aggregate at $129,000 based on the closing price per share ($1.72) of the Company’s common stock on the OTCBB on January 3, 2008.
On February 15, 2008, Mr. Eissa and Mr. Spinner returned to the Company in aggregate 20,749 shares of the 100,000 shares of the Company’s common stock that vested to them on this date as consideration for the Company paying their estimated tax liabilities pursuant to the terms of their February 15, 2007 restricted stock grants. The shares were valued at $1.32 per share based on closing price of the Company’s common stock on the OTCBB on February 15, 2008.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
On March 31, 2008, the Company entered into Securities Purchase Agreements (the “2008 Purchase Agreements”) with certain institutional and individual accredited investors (collectively, the “2008 Investors”) and completed a private placement (the “2008 Private Placement”) of an aggregate of 6,250,000 shares of the Company’s common stock and warrants to purchase 6,250,000 shares of the Company’s common stock. Pursuant to the 2008 Purchase Agreement, the Company sold investment units (each, a “2008 Unit”) at a per unit purchase price equal to $0.80. Each 2008 Unit sold in the 2008 Private Placement consisted of one share of common stock and a Warrant to purchase one share of common stock at an initial exercise price of $0.80 per share, subject to adjustment (the “2008 Warrant”). The gross proceeds from the 2008 Private Placement were $5,000,000 and we incurred $70,238 of legal and other expenses in connection with the 2008 Private Placement.
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
On April 1, 2008, the Company issued 99,010 restricted shares of its common stock to Mr. Edmond Walters upon the effective date of his becoming a director of the Company in accordance with the Company’s Non Employee Director Compensation Plan and the Company’s 2006 Omnibus Equity Compensation Plan. Mr. Walters was granted shares valued at $100,000 in aggregate based on the $1.01 closing price of the Company’s common stock on the OTCBB on April 1, 2008, and will vest as follows: 33,003 shares on April 1, 2008; 33,003 additional shares on April 1, 2009; 33,004 shares on April 1, 2010. Pursuant to the Company’s 2006 Omnibus Equity Compensation Plan, Mr. Walters has voting, dividend and distribution rights pertaining to his unvested shares, but he is restricted from selling or otherwise disposing of his restricted shares until vesting occurs.
2009
Effective March 25, 2009, our shareholders approved an amendment to our certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 90,000,000 shares to 200,000,000.
As a result, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware. The Certificate of Amendment was approved by the Company’s board of directors on January 12, 2009 and became effective upon filing on March 25, 2009. Upon the filing of the Certificate of Amendment, all outstanding shares of the Company’s Series A convertible preferred stock became immediately convertible, at the election of each holder, into twenty shares of the Company’s common stock and the 2009 Warrants (as defined below) issued in the 2009 Private Placement (as defined below) automatically became exercisable for twenty shares of common stock and are no longer exercisable into Preferred Shares (as defined below).

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
Preferred Stock
On January 14, 2009, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware. The Certificate of Designation was approved by the Company’s Board of Directors on January 12, 2009 and became effective upon filing. The Certificate of Designation provides for the terms of the Company’s Series A convertible preferred stock (the “Preferred Stock”) issued pursuant to the 2009 Purchase Agreement (as defined below).
On January 14, 2009, the Company entered into and, on January 15, 2009 completed, a private placement (the “2009 Private Placement”) with Co-Investment Fund II, L.P., a Delaware limited partnership (“Co-Investment” or the “Investor”), for an aggregate of 1,000,000 shares (each, a “Preferred Share”) of its Preferred Stock, par and warrants to purchase 1,000,000 shares of its Preferred Stock (each, a “Preferred Warrant Share”), pursuant to the terms of the Securities Purchase Agreement (the “2009 Purchase Agreement”). The gross proceeds from the closing were $4 million and the Company intends to use the net proceeds of the 2009 Private Placement for working capital purposes.
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
The Preferred Stock is entitled to vote as a single class with the holders of the Company’s common stock, with each Share of Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each Share of Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Preferred Stock original issue price or $10,000,000, subject to certain customary adjustments, or (B) the amount such Share of Preferred Stock would receive if it participated pari passu with the holders of common stock on an as-converted basis. Each Share of Preferred Stock becomes convertible into 20 shares of common stock (the “Shares”), subject to adjustment and at the option of the holder of the Preferred Stock, immediately after shareholder approval of the Charter Amendment (as defined below). For so long as any shares of Preferred Stocks are outstanding, the vote or consent of the Holders of at least two-thirds of the Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 Shares of Preferred Stocks are outstanding, the vote or consent of the holders of at least two-thirds of the Shares of Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Preferred Stock with an amount per share equal to two and a half (2.5) times the Preferred Stock original issue price or $10,000,000 in aggregate for all issued and outstanding Preferred Stock.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
The Company was required, under the terms of the 2009 Purchase Agreement, to file a proxy statement (the “Proxy Statement”) and hold a special meeting of the Company’s shareholders (the “Special Meeting”) within 75 days of the effective date of the 2009 Purchase Agreement for the purpose of approving a certificate of amendment to the Company’s certificate of incorporation to increase the total number of the Company’s authorized shares of common stock from 90,000,000 to 200,000,000 (the “Charter Amendment”). Under the terms of the 2009 Purchase Agreement, Co-Investment agreed to vote all Preferred Shares and shares of common stock beneficially owned by it in favor of the Charter Amendment at the Special Meeting. The Company filed a Proxy Statement and on March 25, 2009 held a Special Meeting of shareholders whereby shareholders voted and approved the Charter Amendment.
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
The Company allocated the $4,000,000 proceeds received from the 2009 Private Placement net of $45,617 of costs incurred to complete 2009 Private Placement to the Preferred Shares and 2009 Warrants based on their relative fair values, which were determined to have a fair value in aggregate of $3,758,306. The Company determined the 2009 Warrants are properly classified as an equity instrument. The Company recorded the value of the Preferred Shares as $1,983,984 and the value of the 2009 Warrants as $1,960,399 in additional paid in capital. The Company determined the fair value of the Preferred Shares to be $1,900,000 based on the closing price of the Company’s common stock on January 15, 2009 and the 20 to 1 conversion ratio of the Preferred Shares into Common Shares. The Company determined the fair value of the 2009 Warrants to be $1,812,867 using a Black-Scholes option pricing model with the following assumptions: expected volatility of 192%, a risk-free interest rate of 0.12%, an expected term of 5 years and 0% dividend yield.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
During the nine months ended September 30, 2009 the Company also issued options under the 2008 Plan in aggregate to purchase 225,000 shares of common stock to employees at a weighted average option exercise price of $0.07. These options have a term of 5 years and will vest one third on the first anniversary and an additional one third on each anniversary thereafter.
During the nine months ended September 30, 2009 a total of 977,052 options previously granted were forfeited as a result of the termination of the employment of various employees in accordance with the terms of the stock options.
The Company recorded $450,227 and $1,287,351 in salaries, commission and related taxes pertaining to director and employee stock options and restricted and unrestricted stock grants in nine months ended September 30, 2009 and 2008, respectively.
The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions for options granted during the nine months ended September 30, 2009:

Expected volatility	201%
Risk-free interest rate	3.69%
Expected life in years	4.6
Assumed dividend yield	0%

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
A summary of the Company’s outstanding stock options as of and for the nine months ended September 30, 2009 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value
Outstanding at December 31, 2008	4,291,200	$1.99	$0.86

For the period ended September 30, 2009
Granted	2,125,000	0.08	0.08
Exercised	—	—	—
Forfeited	977,052	2.52	0.35

Outstanding at September 30, 2009	5,439,148	1.15	0.65

Outstanding and exercisable at September 30, 2009	3,987,966	$1.51	$0.80

The following information applies to stock options outstanding at September 30, 2009:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of Shares	Contractual	Exercise		Exercise
Price	Underlying Options	Life	Price	Number Exercisable	Price
$0.06	155,000	4.5	$0.06	—	$—
0.10	1,970,000	4.4	0.10	720,000	0.10
0.24	15,000	4.1	0.24	—	—
0.78	10,000	3.6	0.78	3,333	—
1.00	1,300,000	6.2	1.00	1,300,000	1.00
1.01	550,000	8.5	1.01	550,000	1.01
2.50	421,648	6.1	2.50	421,434	2.50
2.62	20,000	2.2	2.62	13,200	2.62
2.70	475,000	1.6	2.70	458,333	2.70
2.95	45,000	1.6	2.95	45,000	2.95
3.00	2,500	2.6	3.00	1,666	3.00
3.50	75,000	6.5	3.50	75,000	3.50
3.60	400,000	1.6	3.60	400,000	3.60

	5,439,148			3,987,966

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
As of September 30, 2009, there were 7,000,000 shares of our common stock authorized to be issued under the 2008 Plan, of which 821,842 shares of our common stock remain available for future stock option grants.
The total intrinsic value of stock options granted during the nine months ended and as of September 30, 2009 was $0. The total intrinsic value of stock options outstanding and exercisable as of September 30, 2009 was $0.
The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $154,693 as of September 30, 2009, which will be recognized in the fourth quarter of 2009.
Common Stock Warrants
On January 10, 2009, warrants to purchase 2,762,500 shares of the Company’s common stock at an exercise price of $1.50 per share expired in accordance with the terms of the warrants.
The 2009 Warrants provide that the holder thereof shall have the right (A) at any time after the Stockholder Approval Date (as defined below), but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below), (ii) the date on which the Company’s shareholders approve the Charter Amendment (the “Stockholder Approval Date”) and (iii) January 14, 2014, to acquire 1,000,000 shares of Preferred Stock upon the payment of $4.00 per Preferred Warrant Share and (B) at any time after the Stockholder Approval Date, but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below) and (ii) January 14, 2014, to acquire up to a total of 20,000,000 shares of common stock of the Company (each a “Warrant Share”) upon the payment of $0.20 per Warrant Share (the “Exercise Price”). The Company also has the right, at any point after the Stockholder Approval Date and after which the volume weighted average trading price per share of the Preferred Stock for a minimum of 20 consecutive trading days is equal to at least eight times the Exercise Price per share, provided that certain other conditions have been satisfied, to call the outstanding 2009 Warrants (a “Call Event”), in which case such 2009 Warrants will expire if not exercised within ten business days thereafter. The 2009 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.20 per share of common stock during the first two years following the date of issuance of the 2009 Warrants, subject to customary exceptions. Effective March 25, 2009, the 2009 Warrants became exercisable for 20,000,000 shares of common stock and are no longer exercisable into Preferred Shares.
Effective March 25, 2009, in connection with our shareholders’ approval of an amendment to our certificate of incorporation, the Company adjusted the warrants issued in connection with the Company’s private placement completed in March 2007 (the “2007 Warrants”) pursuant to the weighted average anti-dilution adjustment provisions of the 2007 Warrants. The exercise price of the 2007 Warrants was adjusted from $2.48 to $1.51 and the number of issued, exercisable and outstanding 2007 Warrants were adjusted from 3,024,186 to 4,966,887.
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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 6 — SHAREHOLDERS’ EQUITY (continued)
A summary of the status of the Company’s outstanding stock warrants granted as of September 30, 2009 and changes during the period is as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding at December 31, 2008	13,636,686	$0.38

For the period ended September 30, 2009
Granted	20,000,000	0.20
Adjustment to warrants issued in 2007 for Preferred Stock and 2009 Warrants	1,942,701	1.51
Adjustment to warrants issued in 2008 for Preferred Stock and 2009 Warrants	18,750,000	0.20
Exercised	—	—
Expired	(2,762,500)	1.50

Outstanding at September 30, 2009	51,566,887	$0.38

Exercisable at September 30, 2009	51,566,887	$0.38

The following information applies to warrants outstanding at September 30, 2009:

	Common
Year of	Stock	Exercise
Expiration	Warrants	Price
2010	75,000	$1.50
2010	350,000	2.80
2011	1,175,000	1.50
2012	4,966,887	1.51
2013	25,000,000	0.20
2014	20,000,000	$0.20

	51,566,887

Outstanding warrants at September 30, 2009 have a weighted average remaining contractual life of 3.6 years.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
Property and equipment includes the following amounts for leases that have been capitalized:

		September 30, 2009	December 31, 2008
	Useful Life (Years)
Computer equipment and software	3	$483,130	328,074
Phone System	3	15,011	15,011

		498,141	343,085
Less accumulated depreciation		(180,623)	(68,091)

		$317,518	274,994

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 7 — CAPITAL LEASE OBLIGATIONS (continued)
Future minimum payments required under capital leases at September 30, 2009 are as follows:

2009	$37,313
2010	170,132
2011	150,512
2012	70,443
2013	6,663

Total future payments	435,063
Less amount representing interest	66,002

Present value of future minimum payments	369,061
Less current portion	123,004

Long-term portion	$246,057

NOTE 8 — DEFINED CONTRIBUTION 401(k) PLAN
The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $32,519 and $60,156 for the nine months ended September 30, 2009 and 2008.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 9 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES
Employment and Separation Agreements
On March 27, 2009, Charles Eissa, the Company’s President, and the Company agreed to a Separation of Employment and General Release Agreement whereby Mr. Eissa and the Company mutually agreed that Mr. Eissa’s employment terminated effective March 27, 2009 (the “Separation Date”). Under the terms of the agreement the Company will continue to pay Mr. Eissa his current base salary for a period of fourteen (14) months after the Separation Date, less applicable tax withholding, which will be paid in equal installments in accordance with the Company’s normal payroll practices. The Company will provide Mr. Eissa with continued medical, dental and vision coverage at the level in effect as of the Separation Date until the end of the twelve (12)-month period following the Separation Date. In addition the Company agreed to vest effective with the Separation Date all remaining restricted common stock granted to Mr. Eissa on February 15, 2007 subject to the payment in cash of any withholding taxes to the Company, which would have vested between March 15, 2009 and February 15, 2010. Stock option grants held by Mr. Eissa, which were not vested as of the Separation Date, were forfeited as of the Separation Date.
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
September 30, 2009
NOTE 9 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
Effective June 30, 2009, the Company uses 5,094 square feet of the approximate 50,000 square feet of the Deerfield Beach office for operations. Effective September 30, 2009, the Company has accrued $1,951,504 related to the non-cancelable lease for the abandoned portion of the Deerfield Beach office, which is net present value of the Company’s future lease payments through March 31, 2011 and consideration for early termination due under Lease plus management’s estimate of contractually required expenses pertaining to the Deerfield Beach office, which are estimated to be $3,210,938, less a portion of the Deerfield Beach office used in operations, which is estimated to be $107,971, less future sub-lease revenue, which is estimated to be $1,148,727.
On March 7, 2006, the Company entered into a sublease for approximately 13,773 square feet of office space located on the 7th floor at 1120 Avenue of the Americas, New York, New York (the “Sublease Agreement”). The initial term of the Sublease Agreement commences in March 2006, and terminates on December 31, 2010. The monthly rent increases every 12 months, starting at approximately $303,000 per annum plus a proportionate share of landlord’s building expenses and ending at approximately $341,000 per annum plus a proportionate share of landlord’s building expenses. In connection with the Sublease Agreement, the Company provided a $151,503 letter of credit to the landlord as a security deposit for the Company’s obligations under the sublease. On May 15, 2006 the Company received the landlord’s consent, dated April 18, 2006, to the Sublease Agreement. In March 2008, the Company closed its sales office located in New York. On April 17, 2008 the Company entered into a sub-lease agreement with a third party (“2008 Sublease Agreement”) whereby the third party will sub-lease the Company’s New York office space for the balance of the Company’s Sublease Agreement and pay the Company sub-lease payments essentially equal to the Company’s costs under the Sublease Agreement. The terms of the 2008 Sublease Agreement required the Company to make certain leasehold improvements. The third party commenced paying sub-sublease payments to the Company in September 2008; however the third party subsequently failed to pay their certain rent when due and on July 23, 2009 the Company and the third party entered into a settlement agreement whereby both parties agreed to terminate the 2008 Sublease Agreement. Effective September 30, 2009, the Company has accrued $478,388 related to the non-cancelable lease for the abandoned facilities, which is net present value of the Company’s future lease payments due under the remaining Sublease Agreement term plus management’s estimate of utility payments.
The letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a certificate of deposit and money market account, which as of September 30, 2009, had a balance of $1,150,000. This money market account is on deposit with the issuer of the letters of credit and is classified as restricted cash on our balance sheet. The terms of the money market account allow us to receive interest on the principal but prohibits us from withdrawing the principal for the life of the letters of credit.
The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $3,249,979 and $1,380,529 for the nine months ended September 30, 2009 and 2008, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 9 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
Guarantee of Indebtedness by the Company to Third Parties Pertaining to Unearned Commission Advances Paid to Non-employee ISG Agents
The Company is a party to sales and marketing agreements whereby the Company has guaranteed the repayment of unearned commission advances paid directly from third parties including certain of the Company’s insurance carriers to the Company’s non-employee ISG agents. Under these agreements certain third parties pay commissions directly to the Company’s non-employee ISG agents and such payments include advances of first year premium commissions before the commissions are earned. Unearned commission advances from the Company’s insurance carriers to the Company’s non-employee ISG agents are earned after the insurance company has received payment of the related premium. In the event that the insurance company does not receive payment of the related premium pertaining to an unearned commission advance the third parties generally deduct the unearned commission advance from its commission payments to the Company’s non-employee ISG agents in the form of charge-backs. In the event that commission payments from these third parties to the Company’s non-employee ISG agents do not exceed the charge-backs; these third parties may deduct the unearned commission advance to non-employee ISG agents from their payments to the Company or demand repayment of the non-employee ISG agents’ unearned commission balance from the Company. The current amount of the unearned commission advances these third parties to the Company’s non-employee ISG agents, which is the maximum potential amount of future payments the Company could be required to make to these third parties, is estimated to be approximately $643,000 as of September 30, 2009. As of September 30, 2009 the Company has recorded a liability of $53,677 in accrued expenses for the estimated amount the Company anticipates it will pay pertaining to these guarantees. Unearned commission advances from these third parties are collateralized by the future commission payments to the non-employee ISG agents and to the Company. The Company has recourse against certain non-employee ISG agents in the event the Company must pay the unearned commission advances.
Litigation
On August 7, 2008, a former employee of the Company (the “Plaintiff”) filed a putative collective action in the United States District Court for the Southern District of Florida, case no. 08-CV-61254-Ungaro-Simonton. The case alleges that the Company and three co-defendants, who are former officers of the Company, unlawfully failed to pay overtime to its insurance sales agents in violation of the Fair Labor Standards Act (“FLSA”). Plaintiff purported to bring claims on behalf of a class of current and former insurance sales agents who were classified as non-exempt by the Company and compensated at an hourly rate, plus commissions (“Agents”). On October 16, 2008, the Court conditionally certified a collective action under the FLSA covering all Agents who worked for the Company within the last three years. Plaintiff and all Agents who opt to participate in the collective action seek payment from the Company of compensation for all overtime hours worked at the rate of one and one-half times their regular rate of pay, liquidated damages, attorneys’ fees, costs, and interest. On March 2, 2009, the parties reached an agreement to settle this case. On April 21, 2009, the Court entered an Order of Final Dismissal with Prejudice. As of December 31, 2008 the Company recorded $200,000 of expense in gain (loss) from discontinued operations, which represented the estimated cost of the settlement. As of September 30, 2009 the Company recorded an additional $9,073 of expense in gain (loss) from discontinued operations, which represents the cost of the settlement.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 9 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
On August 28, 2008, one of the Company’s former employees, the plaintiff, filed a national class action complaint in the Seventeenth Judicial Circuit of Florida, Broward County, case no. 062008 CA 042798 XXX CE, alleging that the Company breached a contract with employees by failing to provide certain commissions and/or bonuses. The complaint also contained claims for an accounting and for declaratory relief relating to the alleged compensation agreement. The plaintiff purported to bring these claims on behalf of a class of current and former insurance sales agents. The Company filed a motion to dismiss the complaint. In response, at the hearing on the Company’s Motion to Dismiss, the plaintiff stated that he would amend the complaint. The amended complaint is no longer pled as a class action but, instead, includes 64 named plaintiffs. The plaintiffs seek payment from the Company of all commissions allegedly owed to them, triple damages, attorneys’ fees, costs, and interest. The Company has filed an answer to the amended complaint denying any breach of contract. The Company also asserted counterclaims for breach of contract and unjust enrichment against 50 of the plaintiffs, for recovery of overpaid commissions that were advanced to those plaintiffs but never earned. Presently, the parties are engaging in the exchange of discovery requests and responses. The Company believes that the plaintiffs’ claims are without merit and intends to vigorously defend against their claims and prosecute the Company’s counterclaims.
On March 24, 2009, certain of the Company’s shareholders filed an action in the Supreme Court of the State of New York, County of New York, Index No. 650174/2009, against the Company, its board of directors, two of the Company’s investors and the investors’ affiliates relating to alleged offers the Company purportedly received in 2008 and a private placement transaction conducted in January 2009. The plaintiffs alleged that the members of the Company’s board of directors breached their fiduciary duties in responding to the offers received in 2008 and in connection with the private placement transaction conducted in January 2009. The complaint also contained claims for unjust enrichment against certain directors whom plaintiffs claim are “interested” and claims for aiding and abetting breach of fiduciary duty and unjust enrichment against one of the Company’s shareholders, Cross Atlantic Capital Partners, Inc., and its affiliates. The plaintiffs sought to rescind and cancel the private placement, enjoin the board of directors from undertaking certain measures and remove certain directors from the board. The plaintiffs also sought money judgments in an amount not less than $10,000,000, plus interest, attorneys’ fees, and accounts and experts’ fees. On May 29, 2009, the defendants moved to dismiss the complaint. The motion was granted on August 13, 2009 on forum non conveniens grounds. On August 14, 2009, a writ of summons was filed in the Court of Common Pleas, Philadelphia County No. 090801764 against the Company, its board of directors, two of its investors and the investors’ affiliates by the same shareholders who brought the New York action and seven additional shareholders. On October 27, 2009, the Company entered into an agreement with the shareholders who brought the New York action in which they agreed to withdraw from the Philadelphia litigation and provided a general release of all claims against the Company, its board of directors and the other defendants. The terms of this settlement agreement required Co-Investment to purchase all of the shares of common stock held by the settling plaintiffs (which amounted to 6,108,997 shares). Since the settlement did not include all of the plaintiffs in the suit filed in Philadelphia County, that action has not been dismissed.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 9 — RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)
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
As consideration for the grant of the rights and licenses under the License Agreement, the Company paid to Realtime a $10,000 nonrefundable cash deposit and upon delivery of the STP software and other materials the Company will pay a license fee in the form of 216,612 unregistered shares of the Company’s common stock. Concurrent with entering into the License Agreement, HBDC and Realtime entered into a Registration Rights Agreement that provides for piggyback registration rights for the to be issued shares. The Company may unilaterally terminate the License Agreement, with or without cause, at any time on 30 calendar days prior written notice to Realtime. The license rights in the software granted under the License Agreement survive any termination of the License Agreement in perpetuity.
As of September 30, 2009 the Company has not taken delivery of the STP software or issued common stock in connection with the License Agreement.
NOTE 10 — SUBSEQUENT EVENTS
On October 27, 2009, the Company entered into a settlement agreement with certain shareholder plaintiffs who had filed an action against the Company, its board of directors, two of the Company’s investors and the investors’ affiliates relating to an alleged breach of fiduciary duties. Pursuant to the terms of this agreement, the plaintiffs agreed to withdraw from the pending litigation in Philadelphia County and provided a general release of all claims against the Company, its board of directors and the other defendants. The terms of this settlement agreement also required Co-Investment to purchase all of the shares of common stock held by the settling plaintiffs, which amounted to 6,108,997 shares. As a result of this purchase, Co-Investment now holds voting securities of the Company providing it with the right to cast approximately 53% of the votes on matters presented for a vote by the Company’s stockholders.
On October 28, 2009, the Company filed a registration statement on Form S-1 relating to a rights offering of up to $8 million in “units,” with each unit consisting of 625 shares of the Company’s common stock, 125 shares of Preferred Stock and warrants to purchase 5,000 shares of the Company’s common stock. These units are available, on a pro rata basis, to the Company’s existing shareholders for a subscription price of $1,000 per unit. The Company’s board of directors approved this rights offering for the purpose of raising capital to finance the Company’s operating activities while giving all holders of the Company’s common stock and Preferred Stock the opportunity to participate in an equity investment in the Company on the same economic terms as the Company’s last two private placements in March 2008 and January 2009.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
NOTE 10 — SUBSEQUENT EVENTS (continued)
Co-Investment, which as of October 29, 2009 was the owner of approximately 30.2% of the Company’s common stock and 100% of the Preferred Stock, has informed the Company that it will not initially exercise any of the subscription rights issued to it in the rights offering, but may exercise a portion of its subscription rights in the event shareholders other than Co-Investment subscribe for less than $3 million in units in the rights offering. Any such subscription by Co-Investment would be for no more than the number of units that would result in the issuance of $3 million in units in the rights offering. If shareholders other than Co-Investment Fund subscribe for at least $3 million in units, then Co-Investment will agree not to exercise any of its subscription rights in this offering.
There can be no assurance that any of the Company’s shareholders will subscribe for any units in the rights offering, nor that the Company will complete the rights offering, and the Company is unable, at this time, to ascertain the amount of proceeds it will generate in the rights offering.

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
     InsPro is a comprehensive, web-based insurance administration software application. InsPro was introduced by Atiam Technologies, L.P. (now our InsPro Technologies, LLC subsidiary) in 2004. InsPro clients include health insurance carriers and third party administrators. Unlike our Insurint platform, we market InsPro as a licensed software application, and we realize revenue from the sale of the software licenses, application service provider fees, software maintenance fees and consulting and implementation services.
     Insurint™ is a proprietary, professional-grade, web-based agent portal that aggregates real-time quotes and underwriting information from multiple highly-rated carriers of health and life insurance and related products. We market Insurint using a Software as a Service (SaaS) model instead of software licensing model, which offers easy web-based distribution and pay-as-you-go pricing. We market Insurint primarily to insurance agents, agencies, and other organizations selling health insurance products to families and individuals. Unlike existing health insurance quote engines, Insurint also enables an agent to input responses to a set of questions about the health of proposed insureds, which enables the agent to place an insurance policy faster and more accurately. In addition, Insurint offers a suite of sales tools that agents can use to increase their overall sales production.
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
The Company recognizes revenues from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. The Company considers fees relating to arrangements with payment terms extending beyond one year to not be fixed or determinable and revenue for these arrangements is recognized as payments become due from the customer. In software arrangements that include more than one InsPro module, the Company allocates the total arrangement fee among the modules based on the relative fair value of each of the modules.
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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008
Revenues
For the three months ended September 30, 2009 (“Third Quarter 2009”), we earned revenues of $1,475,696 compared to $1,426,160 for the three months ended September 30, 2008 (“Third Quarter 2008”), an increase of $49,536 or 3%. Revenues include the following:

	For the Three Months Ended September 30,
	2009	2008
Consulting and implementation services	$831,701	$988,564
ASP revenue	371,143	287,276
Maintenance revenue	144,500	117,000
License revenue	87,500	—
Other technology fees	31,526	33,320
Sub-leasing revenue	9,326	—

Total	$1,475,696	$1,426,160

•	The decrease in consulting and implementation services in Third Quarter 2009 as compared to Third Quarter 2008 is attributable to a decrease in work modification enhancements and data conversion required for clients. Consulting and implementation services are from seven InsPro clients. Implementation services provided to these clients included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•	In Third Quarter 2009 we earned ASP revenue from seven InsPro clients. The increase in ASP revenue in Third Quarter 2009 as compared to Third Quarter 2008 is due to the implementation of two new ASP agreements. ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access InsPro installed on InsPro Technologies owned servers located at InsPro Technologies’ offices or at a third party’s site.

•	In Third Quarter 2009 we earned maintenance revenues from four clients compared to two clients in Third Quarter 2008.

•	In Third Quarter 2009 we earned license revenue from a single existing client, which represent the delivery of contractually agreed to modifications to previously installed InsPro modules.

•	In Third Quarter 2009 we earned Sub-leasing revenue of $9,326 from the sub leasing of space in our Radnor office, which commenced in the first quarter of 2009.

Total Operating Expenses
Our total operating expenses for Third Quarter 2009 was $3,705,444 as compared to $3,049,309 for Third Quarter 2008 for an increase of $656,135 or 22% as compared to Third Quarter 2008. The primary reason for the increase in operating expenses is attributable to an increase in InsPro Technologies’ staffing and technology consultants needed to support additional client requirements and planned growth. Total operating expenses consisted of the following:

	For the Three Months Ended September 30,
	2009	2008
Salaries, employee benefits and related taxes	$1,805,213	$1,587,203
Advertising and other marketing	90,814	6,171
Depreciation and amortization	293,696	253,770
Rent, utilities, telephone and communications	201,700	149,299
Professional fees	942,010	715,080
Other general and administrative	372,011	337,786

Total	$3,705,444	$3,049,309

In Third Quarter 2009 we incurred salaries, employee benefits and related taxes of $1,805,213 as compared to $1,587,203 for Third Quarter 2008, an increase of $218,010 or 14%. Salaries, commission and related taxes consisted of the following:

	For the Three Months Ended
	September 30,
	2009	2008
Salaries, wages and bonuses	$1,516,573	$1,254,092
Share based employee and director compensation	74,976	169,290
Employee benefits	74,156	41,116
Payroll taxes	102,906	72,664
Severance and other compensation	12,061	33,576
Directors’ compensation	24,541	16,465

Total	$1,805,213	$1,587,203

•	Salaries, wages and bonuses were $1,516,573 in Third Quarter 2009 as compared to $1,254,092 in Third Quarter 2008, an increase of $262,481 or 21%. The increase is the result of the hiring of additional staff in InsPro Technologies’ sales and technology departments to promote the growth in revenue and to service an expanding client base.

•	Share based employee and director compensation expense was $74,976 in Third Quarter 2009 as compared to $169,290 in Third Quarter 2008, a decrease of $94,314 or 56%. The decrease is primarily attributable to the vesting of stock grants and options to directors and employees. Share based employee and director compensation consist of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.

•	Employee benefits and payroll taxes increased as a result of the hiring of additional staff in InsPro Technologies. Our employee benefit cost consists of the company paid portion of group medical, dental and life insurance coverage and partial company matching of employee contributions to a 401(k) plan. The increase was the result of an increase in InsPro Technologies’ and Insurint’s staffing.
Advertising and other marketing in Third Quarter 2009 was $90,814 as compared to $6,171 in Third Quarter 2008. The increase was due to the use of outside agencies for services rendered in connection with the development of InsPro Technologies’ marketing strategy including creating the corporate brand and message and redesign of all sales and marketing material, company web site, brochures and sales presentation.
Depreciation and amortization expense consisted of the following:

	For the Three Months Ended
	September 30,
	2009	2008
Amortization of intangibles acquired as a result of the InsPro acquisition	$117,020	$117,020
Amortization of software and website development for external marketing	21,787	21,787
Amortization of software and website development for internal use	67,042	55,797
Depreciation expense	87,847	59,166

Total	$293,696	$253,770

•	In Third Quarter 2009 we incurred amortization expense for the intangible assets acquired from InsPro Technologies on October 1, 2007. Intangible assets acquired from InsPro Technologies were assigned the following values:
o	value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years

o	value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years

o	employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.

o	In Third Quarter 2009 we incurred amortization expense for software development cost for external marketing pertaining to InsPro Technologies’ InsPro system.

•	In Third Quarter 2009 we incurred amortization expense of $67,042 as compared to $55,797 in Third Quarter 2008 for software and website development for internal use pertaining to Insurint.

•	In Third Quarter 2009 we incurred depreciation expense of $87,847 as compared to $59,166 in Third Quarter 2008. The increase was due to equipment acquired for use in InsPro Technologies’ operations.
In Third Quarter 2009 we incurred rent, utilities, telephone and communications expense of $201,700 as compared to $149,299 in Third Quarter 2008, an increase of $52,401 or 35%. Rent, utilities, telephone and communications expenses consisted of the following:

	For the Three Months Ended September 30,
	2009	2008
Rent, utilities and other occupancy	$166,012	$117,272
Telephone and communications	35,688	32,027

Total	$201,700	$149,299

•	In Third Quarter 2009 we had an increase in rent, utilities and other occupancy due to the leasing of additional space to accommodate the increase in staffing in InsPro Technologies’ Eddystone office.
In Third Quarter 2009 we incurred professional fees of $942,010 as compared to $715,080 in Third Quarter 2008, an increase of $226,930 or 32%. Professional fees consisted of the following:

	For the Three Months Ended September 30,
	2009	2008
Accounting and auditing	$67,708	$73,012
Legal	359,486	117,434
Technology	469,822	377,164
All other	44,994	147,470

	$942,010	$715,080

•	In Third Quarter 2009 we had an increase in legal fees as compared to Third Quarter 2008, which was primarily due to legal costs incurred in connection with the settlement of litigation with the shareholders who brought action against the Company in New York in which the plaintiffs agreed to withdraw from the litigation and provided a general release of all claims against the Company, its board of directors and the other defendants.

•	In Third Quarter 2009 we had an increase in technology fees as compared to Third Quarter 2008, which was attributable to an increase in technology consultants needed to support additional InsPro client requirements.

•	All other consulting consists of recruiting, investor relations and general management consulting expense, which decreased as a result of expense reduction actions in all three areas.
In Third Quarter 2009 we incurred other general and administrative expenses of $372,011 as compared to $337,786 in Third Quarter 2008, an increase of $34,225 or 10%. Other general and administrative expenses consisted of the following:

	For the Three Months Ended
	September 30,
	2009	2008
Office expenses	$103,513	$95,462
Travel and entertainment	70,571	43,548
Insurance	13,519	38,386
Computer processing, hardware and software	184,781	145,570
Other	(373)	14,820

Total	$372,011	$337,786

•	In Third Quarter 2009 office expense increased compared to Third Quarter 2008 due to costs associated with additional leased space at InsPro Technologies’ Eddystone office.

•	We incur travel and entertainment expense in connection with marketing, sales and implementation of InsPro at client locations.

•	We incur computer processing fees associated with ASP hosting services. InsPro Technologies has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee. This third party provides InsPro Technologies with hosting services for our client’s ASP production and test environments. In Third Quarter 2009 computer processing fees increased compared to Third Quarter 2008 due to the implementation of two additional ASP hosting agreements.
Loss from operations
As a result of the aforementioned factors, we reported a loss from operations of $2,229,748 or $0.05 loss from operations per share in Third Quarter 2009 as compared to a loss from operations of $1,623,149 or $0.04 loss per share in Third Quarter 2008.

Gain (loss) on discontinued operations
Results from discontinued operations were as follows:

	For the Three Months Ended September 30,
	2009	2008
Revenues:
Commission and other revenue from carriers	$251,023	$4,100,158
Transition policy commission pursuant to the Agreement	606,424	—
Gain on disposal of property and equipment	217,501	—
Lead sale revenue	—	103,798
Sub-lease revenue	326,393	85,903

	1,401,341	4,289,859

Operating expenses:
Salaries, commission and related taxes	125,329	2,461,203
Lead, advertising and other marketing	(27,001)	832,129
Depreciation and amortization	—	374,451
Rent, utilities, telephone and communications	348,001	486,758
Professional fees	35,222	47,813
Other general and administrative	112,999	113,679
(Gain) on disposal of property and equipment	—	92,374

	594,550	4,408,407

Gain (loss) from discontinued operations	$806,791	$(118,548)

During the first quarter of 2009, we ceased the direct marketing and sale of health and life insurance and related products to individuals and families in its Telesales call center. We also discontinued the sale of health and life insurance and related products to individuals and families through our non employee ISG agents. During the first quarter of 2009 our Telesales business segment eliminated 43 positions including all of its licensed employee sales agents along with other Telesales service and support personnel and eliminated another 20 positions in Telesales through attrition.
On February 20, 2009, we completed the sale of our Telesales call center produced agency business to eHealth, an unaffiliated third party.

Under the terms of our sale to eHealth, we transferred to eHealth broker of record status and the right to receive commissions on certain of the in-force individual and family major medical health insurance policies and ancillary dental, life and vision insurance policies issued by Aetna, Inc., Golden Rule, Humana, PacifiCare, Inc., Assurant and United Healthcare Insurance Co. on which we were designated as broker of record. Certain policies and products were excluded from the transaction, including our agency business generated through our ISG agents, all short term medical products and all business produced through carriers other than those noted above. In addition, we also transferred to eHealth certain lead information relating to health insurance prospects.
The aggregate initial amount of consideration paid by eHealth to us during the first quarter of 2009 was approximately $1,280,000. In addition, eHealth assumed from us certain liabilities relating to historical commission advances on the transferred policies made by the specified carriers in an aggregate amount of approximately $1,385,000. eHealth has also agreed to pay to HBDC II, Inc., a Delaware corporation and our wholly-owned subsidiary, a portion of each commission payment received by eHealth and reported by the specified carrier relating to a transferred policy for the duration of the policy, provided that eHealth remains broker of record on such transferred policy.
Simultaneous with the sale to eHealth, we also entered into a Marketing and Referral Agreement with eHealth. Pursuant to the terms of this agreement, eHealth agreed to construct one or more websites for the purpose of selling health insurance products and to pay to HBDC II a portion of all first year and renewal commissions received by eHealth from policies sold through the Referral Sites that result from marketing to prospects using the lead database or other leads delivered by us to eHealth. This agreement is scheduled to terminate in August 2010 and is terminable by us or eHealth upon material breach by the other party.
Revenue Recognition for Discontinued Operations
Our Telesales business segment generates revenue primarily from the receipt of commissions paid to us by insurance companies based upon the insurance policies we sell to consumers. These revenues are in the form of first year, bonus and renewal commissions that vary by company and product. We recognize commission revenue primarily from the sale of health insurance, after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. Insurance premium commission revenues are recognized pro-rata over the terms of the policies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company or with respect to certain types of products. The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances.
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
We receive bonuses based upon individual criteria set by insurance companies, which vary over time and generally do not extend beyond the current calendar year. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us.

We receive fees for the placement and issuance of insurance policies that are in addition to, and separate from, any sales commissions paid by insurance companies. As these policy fees are not refundable and we have no continuing obligation, all such revenues are recognized on the effective date of the policies or, in certain cases, the billing date, whichever is later.
We also generate revenue from the sub-lease of our leased New York City office and a portion of our leased Deerfield Beach Florida office, which are both leased under operating leases. The terms of the sub-lease of our New York City office is under similar terms as our lease. We sub-lease portions of our Deerfield Beach office to two unaffiliated parties through January 31, 2010. Sub-lease revenue includes base rent, additional rent representing a portion of occupancy expenses under the terms of the sub-leases and certain technology and facility services provided. We recognize sub-lease revenue when lease rent payments are due in accordance with the sub-lease agreements. Recognition of sub-lease revenue commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of our receivables.
We recorded a liability for severance payments due to employees of discontinued operations of $278,030 and $266,740 at September 30, 2009 and December 31, 2008, respectively.
For Third Quarter 2009 we earned revenues in discontinued operations of $1,401,341 compared to $4,289,859 in the Third Quarter 2008, a decrease of $2,888,518 or 67%. Revenues include the following:
•	During the Third Quarter 2009 we recognized commission and other revenue from carriers of $251,023 as compared to $4,100,158 in Third Quarter 2008. The decrease is primarily the result of the execution of the agreement with eHealth whereby we no longer receives commission revenue on transferred policies effective on or about February 1, 2009. We continue to receive commissions from carriers other than specified carriers and commissions on policies other than transferred policies.

•	During the Third Quarter 2009 we recognized $606,424 from commission payments from eHealth subsequent to the sale of our agency business. We recognize as revenue commission payments received from eHealth upon our notification by eHealth of such amounts.

•	During the Third Quarter 2009 we recognized a gain on disposal of property and equipment of $217,601. On July 1, 2009 we entered into a sub-lease agreement with a third party, effective July 15, 2009 which terminated an existing sub-lease agreement for approximately 8,000 square feet of our Deerfield Beach office and replaced it with a sub-lease agreement for approximately 29,952 square feet. This new sub-lease terminates on February 28, 2011. As part of the sub-lease agreement, we also agreed to lease certain personal property to the sub-lessee for the term of the lease. The sub-lessee agreed to pay us 20 monthly payments of $10,890 for such personal property and we have agreed to deliver to the sub-lessee a bill of sale for the leased personal property at the end of the term. We have accounted for this personal property sub-lease arrangement as a sale.

•	During the Third Quarter 2009 we earned no lead sale-revenue as compared to $103,798 in Third Quarter 2008. We re-sold certain Telesales leads that we purchase in order to recoup a portion of our lead cost. The decrease in lead sales revenue is a result of the cessation of direct marketing in the Second Quarter of 2009.

•	During the Third Quarter 2009 we earned sub-lease revenue of $326,393 as compared to $85,903 in Third Quarter 2008 relating to the sub-lease of a portion of our Florida office and our former New York sales office. Sub-lease revenue includes base rent, additional rent pertaining to utilities and occupancy costs and certain telephony, technology and facility services provided by us to certain of our sub-tenants.
o	On February 21, 2008 we entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 5,200 square feet of our Deerfield Beach office space beginning March 1, 2008 through February 28, 2009. This sub-lease agreement was amended and restated on October 3, 2008 to increase the sub-leased square footage to 13,900 and extend the lease term through January 31, 2010.

o	On October 1, 2008 we entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 8,000 square feet of our Deerfield Beach office space beginning October 15, 2008 through January 31, 2010. In accordance with this sub-lease agreement we recognize base rent, additional rent representing a portion of certain actual occupancy expenses for our Deerfield Beach office and certain telephony, technology and facility services provided to our sub-tenant. On July 1, 2009 we entered into a sub-lease agreement with a third party effective July 15, 2009, which terminated an existing sub-lease agreement for approximately 8,000 square feet of our Deerfield Beach office and replaced it with a sub-lease agreement of approximately 29,952 square feet.

o	On April 17, 2008 we entered into a sub-lease agreement with a third party whereby the third party agreed to sub-lease our New York office space for the balance of our sublease agreement and pay our sub-lease payments essentially equal to our costs under the sublease agreement. The third party commenced paying sub-sublease payments to us in September 2008; however the third party failed to pay its December 2008 and subsequent rent when due. We were a beneficiary to a letter of credit in the amount of $151,503, which we had drawn against as a result of the third party’s failure to pay its rent when due. On July 23, 2009 we entered into a settlement agreement with the third party whereby we cancelled the sub-lease, the third party surrendered the sub-leased premises back to us and we and the third party agreed to release each other from all claims.
Total operating expenses of discontinued operations for Third Quarter 2009 was $594,550 as compared to $4,408,407 for Third Quarter 2008 for a decrease of $3,813,857 or 87% as compared to Third Quarter 2008. The primary reason for the decrease in operating expenses of discontinued operations is attributable to the cessation of direct marketing and selling activities in the first quarter of 2009.
Gain (loss) from discontinued operations
As a result of the aforementioned factors, we reported a gain from discontinued operations of $806,791 or $0.02 loss from discontinued operations per share in Third Quarter 2009 as compared to a loss from discontinued operations of $118,548 or $0.00 loss from discontinued operations per share in Third Quarter 2008.

Other income (expenses)
Interest income was attributable to interest-bearing cash deposits resulting from the capital raised in private placements. The decrease in interest income is the result of a decline in interest rates and to a lesser extent a decline in cash balances.
Interest expense pertains to imputed interest on certain employee obligations.
Net loss
As a result of these factors discussed above, we reported a net loss of $1,446,599 or $0.03 loss per share in Third Quarter 2009 as compared to a net loss of $1,739,008 or $0.04 loss per share in Third Quarter 2008.
RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008
Revenues
For the nine months ended September 30, 2009 (“2009 To Date”), we earned revenues of $4,733,406 compared to $4,120,950 for the nine months ended September 30, 2008 (“2008 To Date”), an increase of $612,456 or 15%. Revenues include the following:

	For the Nine Months Ended September 30,
	2009	2008
Consulting and implementation services	$3,000,592	$2,787,385
ASP revenue	1,072,466	829,245
Sales of software licenses	87,500	115,000
Maintenance revenue	433,500	306,000
Other technology fees	118,022	83,320
Sub-leasing revenue	21,326	—

Total	$4,733,406	$4,120,950

•	Consulting and implementation services are from seven InsPro clients. The increase in consulting and implementation services in 2009 To Date as compared to 2008 To Date is attributable to an increase in work modification enhancements and data conversion required for additional clients. Implementation services provided to these clients included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•	In 2009 To Date and 2008 To Date we earned 87,500 and $115,000, respectively from sales of software licenses from a single InsPro client.

•	In 2009 To Date we earned ASP revenue from seven InsPro clients as compared to five in 2008 To Date. ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access InsPro installed on InsPro Technologies owned servers located at InsPro Technologies’ offices or at a third party’s site.

•	In 2009 To Date we earned maintenance revenues from four clients compared to two clients in 2008 To Date.

•	In 2009 To Date we earned Sub-leasing revenue of $21,326 from the sub leasing of space in our Radnor office.
Total Operating Expenses
Our total operating expenses for 2009 To Date was $11,393,450 as compared to $9,317,264 for 2008 To Date for an increase of $2,076,186 or 22% as compared to 2008 To Date. The primary reason for the increase in operating expenses is attributable to an increase in InsPro Technologies’ staffing and technology consultants needed to support additional client requirements. Total operating expenses consisted of the following:

	For the Nine Months Ended September 30,
	2009	2008
Salaries, employee benefits and related taxes	$6,151,608	$5,156,072
Advertising and other marketing	231,923	29,971
Depreciation and amortization	859,103	759,285
Rent, utilities, telephone and communications	613,017	469,541
Professional fees	2,449,555	1,773,352
Other general and administrative	1,088,244	1,129,043

Total	$11,393,450	$9,317,264

In 2009 To Date we incurred salaries, employee benefits and related taxes of $6,151,608 as compared to $5,156,072 for 2008 To Date, an increase of $995,536 or 19%. Salaries, commission and related taxes consisted of the following:

	For the Nine Months Ended September 30,
	2009	2008
Salaries, wages and bonuses	$4,707,944	$3,285,053
Share based employee and director compensation	385,667	1,287,351
Commissions to employees	37,545	—
Employee benefits	228,585	139,185
Payroll taxes	348,306	312,098
Severance and other compensation	374,191	72,135
Directors’ compensation	69,370	60,250

Total	$6,151,608	$5,156,072

•	Salaries, wages and bonuses were $4,707,944 in 2009 To Date as compared to $3,285,053 in 2008 To Date, an increase of $1,422,891 or 43%. The increase is the result of the hiring of additional staff in InsPro Technologies’ sales and technology departments and Insurint’s sales departments to promote the growth in revenue and to service an expanding client base and $150,000 of bonuses to certain executives.

•	Share based employee and director compensation expense was $385,667 in 2009 To Date as compared to $1,287,351 in 2008 To Date, a decrease of $901,684 or 70%. The decrease is attributable to expense pertaining to an option grant to Mr. Alvin Clemens, who is our former CEO, in the Second Quarter 2008, and due to the vesting of an option grant to a director and options to directors and employees. Share based employee and director compensation consist of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.

•	Commissions to employees represents commissions paid to InsPro Technologies and Insurint sales personnel.

•	Employee benefits expense increased as a result of the hiring of additional staff in InsPro Technologies and Insurint. Our employee benefit cost consists of the company paid portion of group medical, dental and life insurance coverage and partial company matching of employee contributions to a 401(k) plan. The increase was the result of an increase in InsPro Technologies’ and Insurint’s staffing.

•	Payroll taxes expense increased as a result of the hiring of additional staff in InsPro Technologies and Insurint partially offset by a greater number of salaries exceeding the maximum FICA contribution limit.

•	Severance and other compensation increased primarily as a result of the Separation of Employment and General Release Agreement with Mr. Eissa.

Advertising and other marketing in 2009 To Date was $231,923 as compared to $29,971 in 2008 To Date. The increase was due to the use of outside agencies for services rendered in connection with the development of InsPro Technologies’ marketing strategy including creating the corporate brand and message and redesign of all sales and marketing material, company web site, brochures and sales presentation.
Depreciation and amortization expense consisted of the following:

	For the Nine Months Ended September 30,
	2009	2008
Amortization of intangibles acquired as a result of the InsPro acquisition	$351,060	$351,061
Amortization of software and website development for external marketing	65,361	21,787
Amortization of software and website development for internal use	201,126	143,070
Depreciation expense	241,556	243,367

Total	$859,103	$759,285

•	In 2009 To Date we incurred amortization expense of $351,060 for the intangible assets acquired from InsPro Technologies on October 1, 2007. Intangible assets acquired from InsPro Technologies were assigned the following values:
o	value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years

o	value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years

o	employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.
•	In 2009 To Date we incurred amortization expense of $65,361 as compared to $21,787 in 2008 To Date for software development cost for external marketing pertaining to InsPro Technologies’ InsPro system.

•	In 2009 To Date we incurred amortization expense of $201,126 as compared to $143,070 in 2008 To Date for software and website development for internal use pertaining to Insurint.

•	In 2009 To Date we incurred depreciation expense of $241,556 as compared to $243,367 in 2008 To Date. The decrease was due to the impairment of assets on discontinued operations.

In 2009 To Date we incurred rent, utilities, telephone and communications expense of $613,017 as compared to $469,541 in 2008 To Date, an increase of $143,476 or 31%. Rent, utilities, telephone and communications expenses consisted of the following:

	For the Nine Months Ended September 30,
	2009	2008
Rent, utilities and other occupancy	$483,536	$369,702
Telephone and communications	129,481	99,839

Total	$613,017	$469,541

•	In 2009 To Date we had an increase in rent, utilities and other occupancy due to the leasing of additional space to accommodate the increase in staffing in InsPro Technologies’ Eddystone office and annual rent increases in our Radnor office.
In 2009 To Date we incurred professional fees of $2,449,555 as compared to $1,773,352 in 2008 To Date, an increase of $676,203 or 38%. Professional fees consisted of the following:

	For the Nine Months Ended September 30,
	2009	2008
Accounting and auditing	$201,618	246,284
Legal	568,766	291,818
Technology	1,499,866	835,141
All other	179,305	400,109

	$2,449,555	$1,773,352

•	In 2009 To Date we had an increase in legal fees as compared to 2008 To Date, which was primarily due to legal costs incurred in connection with the settlement of litigation with the shareholders who brought action against the Company in New York in which the plaintiffs agreed to withdraw from the litigation and provided a general release of all claims against the Company, its board of directors and the other defendants.

•	In 2009 To Date we had a decrease of $44,666 in accounting and auditing fees as compared to 2008 To Date, which was attributable to reduced consulting costs associated with Sarbanes Oxley.

•	In 2009 To Date we had an increase of $664,725 in technology fees as compared to 2008 To Date, which was attributable to an increase in technology consultants needed to support additional InsPro client requirements.

•	All other consulting consists of executive recruiting, investor relations and management consulting expense, which decreased as a result of expense reduction actions in all three areas.

In 2009 To Date we incurred other general and administrative expenses of $1,088,244 as compared to $1,129,044 in 2008 To Date, a decrease of $40,799 or 4%. Other general and administrative expenses consisted of the following:

	For the Nine Months Ended September 30,
	2009	2008
Office expenses	$252,821	$309,705
Travel and entertainment	160,657	189,504
Insurance	77,509	102,095
Computer processing, hardware and software	495,613	379,374
Other	101,644	148,367

Total	$1,088,244	$1,129,044

•	In 2009 To Date office expense decreased due to the reduction in staff in our Florida office.

•	We incur travel and entertainment expense in connection with marketing, sales and implementation of InsPro at client locations.

•	In 2009 To Date computer processing, hardware and software expense increased due to an increase in InsPro ASP clients to seven in 2009 compared to five in 2008. We incur computer processing fees associated with ASP hosting services. InsPro Technologies has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee. This third party provides InsPro Technologies with hosting services for our client’s ASP production and test environments. In 2009 To Date computer processing fees increased compared to 2008 To Date due to the implementation of two additional ASP hosting agreements.
Loss from operations
As a result of the aforementioned factors, we reported a loss from operations of $6,660,044 or $0.16 loss from operations per share in 2009 To Date as compared to a loss from operations of $5,196,314 or $0.13 loss per share in 2008 To Date.

Gain (loss) on discontinued operations
Results from discontinued operations were as follows:

	For the Nine Months Ended September 30,
	2009	2008
Revenues:
Commission and other revenue from carriers	$1,972,178	$13,847,293
Gain recognized upon the execution of the Agreement	2,664,794	—
Transition policy commission pursuant to the Agreement	1,383,279	—
Gain on disposal of property and equipment	227,728	—
Lead sale revenue	2,442	391,293
Sub-lease revenue	1,007,898	138,940

	7,258,319	14,377,526

Operating expenses:
Salaries, commission and related taxes	1,034,188	8,848,034
Lead, advertising and other marketing	98,350	3,877,825
Depreciation and amortization	95,619	1,192,366
Rent, utilities, telephone and communications	3,348,542	1,668,196
Professional fees	393,090	186,648
Loss on impairment of property and equipment	416,764	88,922
Loss on impairment of intangible assets	1,222,817	295,633
Other general and administrative	225,185	373,120
(Gain) on disposal of property and equipment	—	92,374

	6,834,555	16,623,118

Gain (loss) from discontinued operations	$423,764	$(2,245,592)

During the first quarter of 2009, we ceased the direct marketing and sale of health and life insurance and related products to individuals and families in its Telesales call center. We also discontinued the sale of health and life insurance and related products to individuals and families through our non employee ISG agents. During the first quarter of 2009 our Telesales business segment eliminated 43 positions including all of its licensed employee sales agents along with other Telesales service and support personnel and eliminated another 20 positions in Telesales through attrition.
On February 20, 2009, we completed the sale of our Telesales call center produced agency business to eHealth, an unaffiliated third party.

Under the terms of our sale to eHealth, we transferred to eHealth broker of record status and the right to receive commissions on certain of the in-force individual and family major medical health insurance policies and ancillary dental, life and vision insurance policies issued by Aetna, Inc., Golden Rule, Humana, PacifiCare, Inc., Assurant and United Healthcare Insurance Co. on which we were designated as broker of record. Certain policies and products were excluded from the transaction, including our agency business generated through our ISG agents, all short term medical products and all business produced through carriers other than those noted above. In addition, we also transferred to eHealth certain lead information relating to health insurance prospects.
The aggregate initial amount of consideration paid by eHealth to us during the first quarter of 2009 was approximately $1,280,000. In addition, eHealth assumed from us certain liabilities relating to historical commission advances on the transferred policies made by the specified carriers in an aggregate amount of approximately $1,385,000. eHealth has also agreed to pay to HBDC II, Inc., a Delaware corporation and our wholly-owned subsidiary, a portion of each commission payment received by eHealth and reported by the specified carrier relating to a transferred policy for the duration of the policy, provided that eHealth remains broker of record on such transferred policy.
Simultaneous with the our sale to eHealth, we also entered into a Marketing and Referral Agreement with eHealth. Pursuant to the terms of this agreement, eHealth agreed to construct one or more websites for the purpose of selling health insurance products and to pay to HBDC II a portion of all first year and renewal commissions received by eHealth from policies sold through the Referral Sites that result from marketing to prospects using the lead database or other leads delivered by us to eHealth. This agreement is scheduled to terminate in August 2010 and is terminable by us or eHealth upon material breach by the other party.
For 2009 To Date we earned revenues in discontinued operations of $7,258,319 compared to $14,377,526 in the 2008 To Date, a decrease of $7,119,207 or 50%. Revenues include the following:
•	During 2009 To Date we recognized commission and other revenue from carriers of $1,972,178 as compared to $13,847,293 in 2008 To Date. The decrease is primarily the result of the execution of the agreement with eHealth whereby we no longer receive commission revenue on transferred policies effective on or about February 1, 2009. We continue to receive commissions from carriers other than specified carriers and commissions on policies other than transferred policies.

•	During 2009 To Date we recognized a gain upon the execution of the Agreement of $2,664,794, which is the sum of the aggregate initial amount of consideration paid by eHealth to us and eHealth’s assumption of certain liabilities relating to historical commission advances on the transferred policies.

•	During 2009 To Date we recognized $1,383,279 from commission payments from eHealth subsequent to the sale of our agency business. We recognize as revenue commission payments received from eHealth upon our notification by eHealth of such amounts.

•	During 2009 To Date we recognized a gain on disposal of property and equipment of $227,728. On July 1, 2009 we entered into a sub-lease agreement with a third party, effective July 15, 2009 which terminated an existing sub-lease agreement for approximately 8,000 square feet of our Deerfield Beach office and replaced it with a sub-lease agreement for approximately 29,952 square feet. This new sub-lease terminates on February 28, 2011. As part of the sub-lease agreement, we also agreed to lease certain personal property to the sub-lessee for the term of the lease. The sub-lessee agreed to pay us 20 monthly payments of $10,890 for such personal property and we have agreed to deliver to the sub-lessee a bill of sale for the leased personal property at the end of the term. We have accounted for this personal property sub-lease arrangement as a sale. During 2009 To Date we earned lead sale-revenue of $2,442 as compared to $391,193 in 2008 To Date. We re-sold certain Telesales leads that we purchase in order to recoup a portion of our lead cost. The decrease in lead sales revenue is a result of the cessation of direct marketing in the first quarter of 2009.

•	During 2009 To Date we earned sub-lease revenue of $1,007,898 as compared to $138,940 in 2008 To Date relating to the sub-lease of a portion of our Florida office and our former New York sales office. Sub-lease revenue includes base rent, additional rent pertaining to utilities and occupancy costs and certain telephony, technology and facility services provided by us to certain of our sub-tenants.
o	On February 21, 2008 we entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 5,200 square feet of our Deerfield Beach office space beginning March 1, 2008 through February 28, 2009. This sub-lease agreement was amended and restated on October 3, 2008 to increase the sub-leased square footage to 13,900 and extend the lease term through January 31, 2010.

o	On October 1, 2008 we entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 8,000 square feet of our Deerfield Beach office space beginning October 15, 2008 through January 31, 2010. On July 1, 2009 we entered into a sub-lease agreement with a third party effective July 15, 2009, which terminated an existing sub-lease agreement for approximately 8,000 square feet of our Deerfield Beach office and replaced it with a sub-lease agreement of approximately 29,952 square feet. This sub-lease terminates on February 28, 2011. In accordance with this sub-lease agreement we recognize base rent, additional rent representing a portion of certain actual occupancy expenses for our Deerfield Beach office and certain telephony, technology and facility services provided to our sub-tenant.

o	On April 17, 2008 we entered into a sub-lease agreement with a third party whereby the third party agreed to sub-lease our New York office space for the balance of our sublease agreement and pay us sub-lease payments essentially equal to our costs under the sublease agreement. The third party commenced paying sub-sublease payments to us in September 2008; however the third party failed to pay its December 2008 and subsequent rent when due. We were a beneficiary to a letter of credit in the amount of $151,503, which we had drawn against as a result of the third party’s failure to pay its rent when due. On July 23, 2009 we entered into a settlement agreement with the third party whereby we cancelled the sub-lease, the third party surrendered the sub-leased premises back to us and we and the third party each released each other from all claims.
Total operating expenses of discontinued operations for 2009 To Date was $6,834,555 as compared to $16,623,118 for 2008 To Date for a decrease of $9,788,563 or 59% as compared to 2008 To Date.
•	The primary reason for the decrease in operating expenses of discontinued operations is attributable to the cessation of direct marketing and selling activities in the first quarter of 2009.

•	During the first quarter of 2009 we determined certain long term assets were impaired as a result of the cessation of direct marketing and sales in the Telesales call center. We recorded expense in 2009 to write-off the value of these long term assets, which included property and equipment net of depreciation of $416,764, intangible assets net of accumulated amortization acquired from ISG of $1,200,428 and the value of internet domain name www.healthbenefitsdirect.com net of accumulated amortization of $22,389.

•	During the second quarter we recorded $2,031,210 rent expense related to the non-cancelable lease for the abandoned portion of the Deerfield Beach office. Effective September 30, 2009, we have accrued $1,951,504 related to the non-cancelable lease for the abandoned portion of the Deerfield Beach office, which is net present value of our future lease payments through March 31, 2011 and consideration for early termination due under the lease plus management’s estimate of contractually required expenses pertaining to the Deerfield Beach office, which are estimated to be $3,210,938, less a portion of the Deerfield Beach office used in operations, which is estimated to be $107,971, less future sub-lease revenue, which is estimated to be $1,148,727.
Gain (loss) from discontinued operations
As a result of the aforementioned factors, we reported a gain from discontinued operations of $423,764 or $0.01 gain from discontinued operations per share in 2009 To Date as compared to a loss from discontinued operations of $2,245,592 or $0.06 loss from discontinued operations per share in 2008 To Date.
Other income (expenses)
Interest income was attributable to interest-bearing cash deposits resulting from the capital raised in private placements. The decrease in interest income is the result of a decline in interest rates and to a lesser extent a decline in cash balances.
Interest expense pertains to imputed interest on certain employee obligations.
Net loss
As a result of these factors discussed above, we reported a net loss of $6,281,647 or $0.15 loss per share in 2009 To Date as compared to a net loss of $7,402,697 or $0.19 loss per share in 2008 To Date.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2009, we had a cash balance of $641,666 and working capital of ($3,098,078).
At September 30, 2009, we had a restricted cash balance of $1,150,000, which represents money market account balances with a restricted balance pertaining to two letters of credit for the benefit of the landlords of our Florida and New York offices. The money market accounts are on deposit with the issuer of the letters of credit. The Company receives the interest on the money market accounts.

On January 14, 2009, we entered into and, on January 15, 2009 completed, a private placement with Co-Investment, for an aggregate of 1,000,000 shares of our Preferred Stock, and warrants to purchase 1,000,000 shares of our Preferred Stock. The gross proceeds from the closing were $4 million and we have used, and intend to continue to use, the net proceeds of this private placement for working capital purposes.
During the nine months ended September 30, 2008, we generated approximately $5 million in working capital from a private placement on March 31, 2008 of an aggregate of 6,250,000 shares of our common stock and warrants to purchase 6,250,000 shares of our common stock to certain institutional investors. The gross proceeds from this private placement were $5,000,000, net $70,238 of legal and other expenses.
Net cash used by operations was $4,977,236 in the nine months ended September 30, 2009 as compared to net cash used by operations of $7,833,461 in the nine months ended September 30, 2008. In the nine months ended September 30, 2009, we used cash to fund our net loss of $6,281,647 and:
•	Increases in accounts receivable of $440,411, which is primarily the result of increased billings to certain of InsPro Technologies’ clients.

•	Increases in accrued expenses of $365,109, which is the result of accrued severance as a result of the Separation of Employment and General Release Agreement with Mr. Eissa.

•	Decreases in liabilities of discontinued operations of $1,409,421, which is primarily the result of the repayment and assumption of certain unearned commission advances as a result of the sale of our Telesales call center produced agency business, which was partially offset by the accrual of the non-cancelable lease for the abandoned portion of the Deerfield Beach office.
In addition to cash used in operating activities we incurred $2,951,400 of non cash expenses and impairments in the nine months ended September 30, 2009, which were included in our net loss, including:
•	Recorded stock-based compensation and consulting expense of $450,227 (compared to $1,571,243 in the nine months ended September 30, 2008).

•	Recorded depreciation and amortization expense of $859,103 (compared to $759,285 in the nine months ended September 30, 2008).

•	We recorded $1,639,581 pertaining to the impairment of certain long lived assets of our discontinued operations (compared to $384,555 in the nine months ended September 30, 2008).

•	We recorded $2,489 pertaining to the provision for bad debts (compared to $63,851 in the nine months ended September 30, 2008).
Net cash used by investing activities in the nine months ended September 30, 2009 was $293,169 as compared to $674,199 in the nine months ended September 30, 2008. Investing activities pertain to the purchase of property and equipment supporting current and future operations and internal development of software for internal and external use.

Net cash provided by financing activities in the nine months ended September 30, 2009 was $4,069,652 as compared to $5,099,281 in the nine months ended September 30, 2008.
•	In first quarter 2009, we completed a private placement with Co-Investment and issued 1,000,000 shares of our Preferred Stock and warrants to purchase 1,000,000 shares of our Preferred Stock. Our gross proceeds were $4,000,000 and we incurred $15,617 of legal and other expenses paid in connection with this 2009 private placement.

•	In first quarter 2008, we completed a private placement with certain institutional accredited investors and issued 6,250,000 shares of our common stock and warrants to purchase 6,250,000 shares of our common stock. Our gross proceeds were $5,000,000 and we incurred $70,238 of legal and other expenses in connection with this private placement.

•	Our InsPro Technologies business segment has entered into several capital lease obligations to purchase equipment used for operations.
Liquidity Considerations
During the nine months ended September 30, 2009 we used $4,977,236 of cash to fund operations and $293,169 of cash to fund investing activities. As of September 30, 2009, we have funded our operating activities from the proceeds of the sale of shares of our common stock and Preferred Stock in our January 2009 private placement; however, based on our most recent financial projections, we believe that our current level of liquid assets and our expected cash flows from operations may not be sufficient to finance our operations and financial commitments in the future.
On October 28, 2009, we filed a registration statement on Form S-1 relating to a rights offering of up to $8 million in “units,” with each unit consisting of 625 shares of our common stock, 125 shares of Preferred Stock and warrants to purchase 5,000 shares of our common stock. These units will be available, on a pro rata basis, to our existing shareholders for a subscription price of $1,000 per unit. Our board of directors approved this rights offering for the purpose of raising capital to finance our operating activities while giving all holders of our common stock and Preferred Stock the opportunity to participate in an equity investment in the Company on the same economic terms as our last two private placements in March 2008 and January 2009.
Co-Investment, which as of October 29, 2009 was the owner of approximately 30.2% of our common stock and 100% of our Preferred Stock, has informed us that it will not initially exercise any of the subscription rights issued to it in the rights offering, but may exercise a portion of its subscription rights in the event shareholders other than Co-Investment subscribe for less than $3 million in units in the rights offering. Any such subscription by Co-Investment would be for no more than the number of units that would result in the issuance of $3 million in units in the rights offering. If shareholders other than Co-Investment Fund subscribe for at least $3 million in units, then Co-Investment will agree not to exercise any of its subscription rights in this offering.
There can be no assurance that any of our shareholders will subscribe for any units in the rights offering, or that we will complete the rights offering, and we are unable, at this time, to ascertain the amount of proceeds we will generate in the rights offering.
In addition, there can be no assurance that we will otherwise be able to raise sufficient capital to both fund working capital and repay our obligations as they become due. Should we prove unsuccessful in raising additional capital, we may be unable to fund our financial obligations, both short-term and long-term.

Off-Balance Sheet Arrangements
We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.
The letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account, which as of September 30, 2009, had a balance of $1,150,000. This money market account is on deposit with the issuer of the letters of credit and is classified as restricted cash on our balance sheet. The terms of the money market account allow us to receive interest on the principal but prohibits us from withdrawing the principal for the life of the letters of credit.
Guarantee of Indebtedness by the Company to Third Parties Pertaining to Unearned Commission Advances Paid to Non-employee ISG Agents
We are a party to sales and marketing agreements whereby we have guaranteed the repayment of unearned commission advances paid directly from third parties including certain of our insurance carriers to our non-employee ISG agents. Under these agreements certain third parties pay commissions directly to our non-employee ISG agents and such payments include advances of first year premium commissions before the commissions are earned. Unearned commission advances from our insurance carriers to our non-employee ISG agents are earned after the insurance company has received payment of the related premium. In the event that the insurance company does not receive payment of the related premium pertaining to an unearned commission advance the third parties generally deduct the unearned commission advance from its commission payments to our non-employee ISG agents in the form of charge-backs. In the event that commission payments from these third parties to our non-employee ISG agents do not exceed the charge-backs these third parties may deduct the unearned commission advance to non-employee ISG agents from their payments to us or demand repayment of the non-employee ISG agents’ unearned commission balance from us. The current amount of the unearned commission advances these third parties to our non-employee ISG agents, which is the maximum potential amount of future payments us could be required to make to these third parties, is estimated to be approximately $643,000 as of September 30, 2009. As of September 30, 2009 we had recorded a liability of $51,830 in accrued expenses for the estimated amount we anticipate we will pay pertaining to these guarantees. Unearned commission advances from these third parties are collateralized by the future commission payments to the non-employee ISG agents and to us. We have recourse against certain non-employee ISG agents in the event we must pay the unearned commission advances.
License Agreement With Realtime Solutions Group
On May 31, 2006, we entered into a Software and Services Agreement with Realtime Solutions Group, L.L.C., or Realtime, under which Realtime granted us a worldwide, transferable, non-exclusive, perpetual and irrevocable license to use, display, copy, modify, enhance, create derivate works within, and access Realtime Solutions Group’s Straight Through Processing software, or STP, and all associated documentation, source code and object code, for use in the marketing, promotion and sale of health benefits or insurance products.
As consideration for the grant of the rights and licenses under the agreement, we paid to Realtime a $10,000 nonrefundable cash deposit and, upon delivery of the STP software and other materials, we agreed to pay to Realtime a license fee in the form of 216,612 unregistered shares of our common stock.

We may unilaterally terminate the Realtime agreement, with or without cause, at any time on 30 calendar days prior written notice to Realtime. The license rights in the software granted under the Realtime agreement survive any termination of the agreement.
As of September 30, 2009 we had not taken delivery of the STP software or issued common stock in connection with the Realtime agreement.
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
          On August 7, 2008, one of our former employees, the plaintiff, filed a putative collective action in the United States District Court for the Southern District of Florida, case no. 08-CV-61254-Ungaro-Simonton. The case alleges that we and three co-defendants, who are former officers, unlawfully failed to pay overtime to its insurance sales agents in violation of the Fair Labor Standards Act (“FLSA”). Plaintiff purported to bring claims on behalf of a class of current and former insurance sales agents who were classified as non-exempt by us and compensated at an hourly rate, plus commissions (“Agents”). On October 16, 2008, the Court conditionally certified a collective action under the FLSA covering all Agents who worked for us within the last three years. Plaintiff and all Agents who opt to participate in the collective action seek payment from us of compensation for all overtime hours worked at the rate of one and one-half times their regular rate of pay, liquidated damages, attorneys’ fees, costs, and interest. On March 2, 2009, the parties reached an agreement to settle this case. On April 21, 2009, the Court entered an Order of Final Dismissal with Prejudice.
          On August 28, 2008, one of our former employees, the plaintiff, filed a national class action complaint in the Seventeenth Judicial Circuit of Florida, Broward County, case no. 062008 CA 042798 XXX CE, alleging that we breached a contract with employees by failing to provide certain commissions and/or bonuses. The complaint also contained claims for an accounting and for declaratory relief relating to the alleged compensation agreement. The plaintiff purported to bring these claims on behalf of a class of current and former insurance sales agents. We filed a motion to dismiss the complaint. In response, at the hearing on our Motion to Dismiss, the plaintiff stated that he would amend the complaint. The amended complaint is no longer pled as a class action but, instead, includes 64 named plaintiffs. The plaintiffs seek payment from us of all commissions allegedly owed to them, triple damages, attorneys’ fees, costs, and interest. We have filed an answer to the amended complaint denying any breach of contract. We also asserted counterclaims for breach of contract and unjust enrichment against 50 of the plaintiffs, for recovery of overpaid commissions that were advanced to those plaintiffs but never earned. Presently, the parties are engaging in the exchange of discovery requests and responses. We believe that the plaintiffs’ claims are without merit and intend to vigorously defend against their claims and prosecute our counterclaims.
          On March 24, 2009, certain of our shareholders filed an action in the Supreme Court of the State of New York, County of New York, Index No. 650174/2009, against us, our board of directors, two of our investors and the investors’ affiliates relating to alleged offers we purportedly received in 2008 and a private placement transaction conducted in January 2009. The plaintiffs alleged that the members of our board of directors breached their fiduciary duties in responding to the offers received in 2008 and in connection with the private placement transaction conducted in January 2009. The complaint also contained claims for unjust enrichment against certain directors whom plaintiffs claim are “interested” and claims for aiding and abetting breach of fiduciary duty and unjust enrichment against one of our shareholders, Cross Atlantic Capital Partners, Inc., and its affiliates. The plaintiffs sought to rescind and cancel the private placement, enjoin the board of directors from undertaking certain measures and remove certain directors from the board. The plaintiffs also sought money judgments in an amount not less than $10,000,000, plus interest, attorneys’ fees, and accounts and experts’ fees. On May 29, 2009, the defendants moved to dismiss the complaint. The motion was granted on August 13, 2009 on forum non conveniens grounds. On August 14, 2009, a writ of summons was filed in the Court of Common Pleas, Philadelphia County No. 090801764 against us, our board of directors, two of our investors and the investors’ affiliates by the same shareholders who brought the New York action and seven additional shareholders.

On October 27, 2009, we entered into an agreement with the shareholders who brought the New York action in which they agreed to withdraw from the Philadelphia litigation and provided a general release of all claims against us, our board of directors and the other defendants. The terms of this settlement agreement required Co-Investment to purchase all of the shares of common stock held by the settling plaintiffs (which amounted to 6,108,997 shares). Since the settlement did not include all of the plaintiffs in the suit filed in Philadelphia County, that action has not been dismissed.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2*	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1*	Chief Executive Officer’s Section 1350 Certification †

32.2*	Chief Financial Officer’s Section 1350 Certification †

*	Filed herewith.

†	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2009	HEALTH BENEFITS DIRECT CORPORATION
	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
Chief Financial Officer and Chief Operating Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *

31.2*	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *

32.1*	Principal Executive Officer’s Section 1350 Certification †

32.2*	Chief Financial Officer’s Section 1350 Certification †

*	Filed herewith.

†	Furnished herewith.