Form 10-K
period 2009-12-31
HEALTH BENEFITS DIRECT CORP
filed 2010-04-15
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

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
☐   Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐   Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐   No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates at June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,092,466.  Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 30, 2009.

As of March 31, 2010, there were 41,543,655 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K, including in the Business description, the “Management’s Discussion and Analysis of Financial Condition and Results” and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results and costs associated with the Company’s operations and other similar statements. Various factors, including competitive pressures, market interest rates, changes in insurance carrier mix, regulatory changes, customer and insurance carrier defaults or insolvencies, litigation, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers and insurance carriers, or the loss of one or more key insurance carrier relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements.

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

We are a technology company that provides software applications for use by insurance administrators in the insurance industry and insurance agents in the health insurance industry.  Our business focuses primarily on two primary software products: our InsPro software application and our Insurint™ product.

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

InsPro

We acquired Atiam Technologies, L.P. on October 1, 2007.  This entity, which changed its name to InsPro Technologies, LLC on May 14, 2009, sells and markets our InsPro software application.  InsPro Technologies and its predecessor, Systems Consulting Associates, Inc., or SCA, was founded in 1986 by Robert J. Oakes as a programming and consulting services company.  In 1988, SCA entered into a long-term contract with Provident Mutual Insurance Company to develop, maintain, install, support, and enhance IMACS, which was an insurance direct marketing and administration software system.  IMACS was the precursor of InsPro.  InsPro Technologies dedicated four years, from 2001 to 2005, to developing its principal product, InsPro, which is a comprehensive, scalable, and modular web-based insurance marketing, claims administration, and policy servicing platform.

Product and Services

We offer InsPro on a licensed and an ASP (Application Service Provider) basis. InsPro is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business.

During 2009, we earned $6,817,715 in revenue from InsPro.  We earned 37% and 28% of the Company’s revenue from InsPro Technologies’ two largest InsPro clients.

InsPro incorporates a modular design, which enables the customer to purchase only the functionality needed, thus minimizing the customer’s implementation cost and time necessary to implement InsPro. InsPro can be rapidly tailored to the requirements of a wide range of customers from the largest insurance companies and marketing organizations to the smallest third party administrators, operating in environments ranging from a single server environment to the mainframe installations. InsPro currently supports a wide range of distribution channels, including the Internet, traditional direct marketing, agent-booked, individual and group plans, worksite, and association-booked business, and supports underwritten as well as guaranteed products including long term care, Medicare supplement, critical illness, long and short term disability, whole and term life, comprehensive major, hospital indemnity and accidental death and dismemberment.

An InsPro software license entitles the purchaser to a perpetual license to a copy of the InsPro software installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP Hosting Service enables a client to lease the InsPro software, paying only for that capacity required to support their business. ASP clients access an instance of InsPro installed on our servers located at InsPro Technologies’ offices or at a third party’s site.

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

InsPro Technologies software arrangements often involve multiple elements. We allocate revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable.  Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.   If fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

Sales, Marketing and Operations

InsPro Technologies markets its products and services directly to prospective insurance carriers and third party administrators via trade shows, advertising in industry publications and direct mail.

InsPro Technologies delivers services to its clients, which include InsPro system implementation, legacy system migration to InsPro, InsPro application management, web development, InsPro help desk and 24x7 hosting service support.

Insurint

Product and Services

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

During 2009 we earned $163,947 in revenue from Insurint™.

There are more than one million independent insurance agents licensed to sell health and life insurance to individuals and groups in the United States. The vast majority of these agents use a combination of manual quoting methods (such as rating tables from different carriers), legacy software tools (such as stand-alone CRM software) and hard copies of underwriting guides to address their customers’ needs and manage their business. While Insurint™ is designed for the use of independent insurance agents, it may also be used by insurance companies’ direct sales departments, or captive agents. We believe there is a significant opportunity for Insurint™, based on this tool’s unique strengths as described below, to provide a large number of these agents with a comprehensive, end-to-end solution that meets all of their quoting, underwriting, CRM and marketing needs, allowing them to improve their efficiency and maximize their productivity:

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

Competition

InsPro

The market for insurance policy administration systems and services are very competitive, rapidly evolving, highly fragmented and subject to rapid technological change. Many of our competitors are more established than we are and have greater name recognition, a larger customer base and greater financial, technical and marketing resources than InsPro.

InsPro is focused on the senior health, disability, affinity and association segments. InsPro competes with such concerns as International Business Machines Corporation (Genelco Software), Computer Sciences Corporation (FutureFirst), LifePro and Fiserv Inc. (ID3), as well as with such smaller enterprises as Management Data, Inc. To compete we use best practice technologies and methods incorporated into InsPro, which provides customers with a user-friendly, flexible, modular and cost-effective insurance administrative software system. We also compete on price with a typical InsPro software license fee ranging from $500,000 to $750,000, compared to $800,000 to $900,000 from our competitors. InsPro’s modular design, scalability and ASP hosting service option makes it a compelling insurance administrative system from small third party administrators to the largest insurance carriers.

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

•
Indirect competitors who provide web based tools targeting insurance agents selling insurance products other than primarily health insurance, such as Agencyworks’ InsureSocket Brokerage, Connecture’s InsureConnect, and iPipeline, which all target life insurance agents, and Ebix (for Life and Property and casualty insurance agents) and iBommerang, which provide co-browsing for insurance agents.

Insurint’s major competitors in the agent quoting and sales software market for individual major medical products are Norvax, which was founded in 2001 and has created a recognized brand, and Quotit, which was founded in 1999 and has strong relationships with more than 120 insurance carriers in health, life, dental and vision insurance markets.

Sale of Insurint

On March 31, 2010, the Company entered into and completed an asset purchase agreement of sale for Insurint (“Insurint Sale Agreement”) with an unaffiliated third party.  Pursuant to the terms of the Insurint Sale Agreement the Company sold essentially all assets used in the Company’s Insurint’s business including the Insurint software, www.insurint.com web site, other intellectual property specific to Insurint including but not limited to the customer base and all future revenue pertaining to Insurint.  The buyer agrees to assume future Insurint commitments and expenses subsequent to March 31, 2010.

Pursuant to the Insurint Sale Agreement the Company will receive in aggregate $625,000 in cash from the buyer of Insurint, of which $312,500 was received on April 1, 2010 and the $312,500 balance will be received over twenty three equal monthly installments in the amount of $13,020.83, with the first monthly payment being due on May 1, 2010, and a last monthly payment being in the amount of $13,020.91 and being due on April 1, 2012.

As of December 31, 2009 the Company’s assets and liabilities pertaining to Insurint were $7,906 and $20,753 respectively.  As of December 31, 2009 the Company’s long lived assets pertaining to Insurint were fully depreciated or fully amortized. The Company’s revenue and expense pertaining to Insurint for the year ended December 31, 2009 was $163,783 and $1,557,901, respectively.  As of December 31, 2009 the Company had 3 full time employees devoted exclusively to Insurint.  The Company’s revenue and expense pertaining to Insurint will cease effective March 31, 2010.

The Company anticipates recording a gain on the sale of Insurint of approximately $625,000 on March 31, 2010.

Employees

As of December 31, 2009 we had 47 employees, which included 46 full-time and 1 part-time employee. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement. We believe that the relationship between our management and our employees is good.

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

Our principal executive offices are located at 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087. Our telephone number is (484) 654-2200. Our website address is www.healthbenefitsdirect.com.  The principal offices of our wholly-owned subsidiary, HBDC II, Inc., are located at 2200 S.W. 10th Street, Deerfield Beach, Florida 33442. The principal offices of our wholly-owned subsidiary, Insurint Corporation, are located at 2200 S.W. 10th Street, Deerfield Beach, Florida 33442 and its web site is www.insurint.com.  The principal offices of our wholly-owned subsidiary, InsPro Technologies, LLC, are located at 130 Baldwin Tower, Eddystone, PA 19022 and its web site is www.inspro.com.

Investor Information

All periodic and current reports, registration statements and other material that we are required to file with the Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, are available free of charge through our investor relations page at www.healthbenefitsdirect.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the Commission. Our Internet websites and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The public may also read and copy any materials filed by the Company with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Executive Officers of the Registrant

The following table sets forth the name, age, and title of persons currently serving as our executive officers.  Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position
Anthony R. Verdi	61	Acting Principal Executive Officer, Chief Financial Officer and Chief Operating Officer
Robert J. Oakes	52	President and Chief Executive Officer of InsPro Technologies, LLC

Anthony R. Verdi has served as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008 and from June 20, 2008 as acting Principal Executive Officer.  From 2001 until November 2005, Mr. Verdi has provided consulting services to life, health and property and casualty insurance company agency and venture capital clients.  From December 1998 until March 2001, Mr. Verdi served as Chief Operating Officer of Provident and Chief Financial Officer of HealthAxis.  From January 1990 until December 1998, Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer.  From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller.

Robert Oakes has served as the President and Chief Executive Officer of our InsPro Technologies, LLC subsidiary since our acquisition of the subsidiary on October 1, 2007.  From 1986 until 2007 Mr. Oakes was President and Chief Executive Officer of the general partner of Atiam Technologies, L.P., a software development and servicing company that developed, expanded and serviced products to serve the insurance and financial services markets.  Mr. Oakes founded Atiam in 1986 and led the company’s effort to design and develop its flagship product, InsPro.

ITEM 2.	PROPERTIES.

We do not own any real property. We currently lease approximately 50,000 square feet of office space in Deerfield Beach, Florida under a lease agreement with 2200 Deerfield Florida LLC. The lease expires on March 31, 2016 and we have the option to extend the term for two additional 36-month periods. The Company has a one time option to cancel the Lease effective March 31, 2011 provided the Company: a) is not in default of the Lease, b) no part of the Deerfield Beach office is sub-let beyond March 31, 2011, c) the Company and its sub-tenants vacate the Deerfield Beach office on or before March 31, 2011 and d) the Company gives written notice to FG2200, LLC on or before June 30, 2010 accompanied with a payment to FG2200, LLC equal to the sum of 9 months’ installments of base rent plus 9 months’ installments of additional rent for the Company’s share of operating costs under the Lease. The monthly rent increases every 12 months, starting at $62,500 and ending at approximately $81,550.

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

On August 28, 2008, one of our former employees, the plaintiff, filed a national class action complaint in the Seventeenth Judicial Circuit of Florida, Broward County, case no. 062008 CA 042798 XXX CE, alleging that we breached a contract with employees by failing to provide certain commissions and/or bonuses. The complaint also contained claims for an accounting and for declaratory relief relating to the alleged compensation agreement.  The plaintiff purported to bring these claims on behalf of a class of current and former insurance sales agents.  We filed a motion to dismiss the complaint.  In response, at the hearing on our Motion to Dismiss, the plaintiff stated that he would amend the complaint.  The amended complaint is no longer pled as a class action but, instead, includes 64 named plaintiffs.  The plaintiffs seek payment from us of all commissions allegedly owed to them, triple damages, attorneys’ fees, costs, and interest.  The parties are engaging in the exchange of discovery requests and responses.  We believe that the plaintiffs’ claims are without merit and intend to vigorously defend the litigation.

On March 24, 2009, certain of our stockholders filed an action in the Supreme Court of the State of New York, County of New York, Index No. 650174/2009, against us, our board of directors, two of our investors and the investors’ affiliates relating to alleged offers we purportedly received in 2008 and a private placement transaction conducted in January 2009. The plaintiffs alleged that the members of our board of directors breached their fiduciary duties in responding to the offers received in 2008 and in connection with the private placement transaction conducted in January 2009. The complaint also contained claims for unjust enrichment against certain directors whom plaintiffs claim are “interested” and claims for aiding and abetting breach of fiduciary duty and unjust enrichment against our stockholder, Cross Atlantic Capital Partners, Inc., and its affiliates. The plaintiffs sought to rescind and cancel the private placement, enjoin the board of directors from undertaking certain measures and remove certain directors from the board. The plaintiffs also sought money judgments in an amount not less than $10,000,000, plus interest, attorneys’ fees, and accounts and experts’ fees. On May 29, 2009, the defendants moved to dismiss the complaint. The motion was granted on August 13, 2009 on forum non conveniens grounds. On August 14, 2009, a writ of summons was filed in the Court of Common Pleas, Philadelphia County No. 090801764 against us, our board of directors, two of our investors and the investors’ affiliates by the same stockholders who brought the New York action and seven additional stockholders.

On October 27, 2009 we entered into an agreement with the stockholders who brought the New York action in which they agreed to withdraw from the Philadelphia litigation and provided a general release of all claims against us, our board of directors and the other defendants. These stockholders discontinued their claims against the defendants in the writ of summons filed in August.  The terms of this settlement agreement required Co-Investment Fund to purchase all of the shares of common stock held by the settling plaintiffs (which amounted to 6,108,997 shares).

On December 21, 2009, five of the remaining shareholders who filed the writ of summons discontinued their claims against the defendants named in the writ of summons.  Also on December 21, 2009, Alvin Clemens, a former officer and director of our company, Robert Kaul and Arthur Nagel (both of whom are shareholders of our company) filed a complaint in the Philadelphia action. The complaint brought claims for breach of fiduciary duty against the members of our board of directors for their alleged actions in responding to the offers received in 2008 and in connection with the private placement transaction conducted in January 2009. The complaint also contained claims for aiding and abetting the alleged breach of fiduciary duty and unjust enrichment against our stockholder, Cross Atlantic Capital Partners, Inc., and its affiliates. The plaintiffs sought to rescind and cancel the private placement, enjoin the board of directors from undertaking certain measures and remove certain directors from the board. The plaintiffs also sought money judgment against our board members in an amount in excess of $50,000 and against Cross Atlantic and its affiliates in an amount in excess of $10,000,000, plus interest, attorneys’ fees, and accounts and experts’ fees.  Defendants filed preliminary objections to the complaint on January 11, 2010, arguing that the claims should be dismissed and/or venue should be in Delaware County and not in Philadelphia County.  Plaintiffs filed an amended complaint on February 1, 2010 but then discontinued and ended their complaint on  February 22, 2010.

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

	High	Low
2008:
First quarter, ended March 31, 2008	$1.90	$0.70
Second quarter, ended June 30, 2008	$1.02	$0.41
Third quarter, ended September 30, 2008	$0.70	$0.21
Fourth quarter, ended December 31, 2008	$0.40	$0.06

2009:
First quarter, ended March 31, 2009	$0.16	$0.05
Second quarter, ended June 30, 2009	$0.16	$0.04
Third quarter, ended September 30, 2009	$0.16	$0.05
Fourth quarter, ended December 31, 2009	$0.13	$0.04

2010:
First quarter, ended March 31, 2010	$0.12	$0.04

Holders of Record

Our common stock has been quoted on the OTCBB since December 13, 2005 under the symbol HBDT.OB. Prior to that date, there was no active market for our common stock. Based on information furnished by our transfer agent, as of March 31, 2010, we had approximately 120 holders of record of our common stock.  We have not declared any cash dividends on our common stock during the last two fiscal years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The current operations of Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) consist of InsPro Technologies, LLC and Insurint Corporation.

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

Use of Estimates - Management's Discussion and Analysis or Plan of Operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets such as intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates in 2009 and 2008 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, accrued expenses pertaining to abandoned facilities, warrant liability and revenue recognition.  Actual results may differ from these estimates under different assumptions or conditions.

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

InsPro Technologies revenue is generally recognized under ASC 985-605.   For software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable.  Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.   Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

The Company recognizes revenues from software license agreements when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable.  The Company considers fees relating to arrangements with payment terms extending beyond one year to not be fixed or determinable and revenue for these arrangements is recognized as payments become due from the customer.  In software arrangements that include more than one InsPro module, the Company allocates the total arrangement fee among the modules based on the relative fair value of each of the modules.

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

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues

For the year ended December 31, 2009, or 2009, we earned revenues of $7,011,714 compared to $5,675,689 for the year ended December 31, 2008, or 2008, an increase of $1,336,025 or 24%.  Revenues include the following:

	For the Year Ended December 31,
	2009	2008

Consulting and implementation services	$3,596,894	$3,889,069
ASP revenue	1,480,323	1,123,943
Sales of software licenses	1,162,500	115,000
Maintenance revenue	578,000	450,500
Other technology fees	163,947	97,177
Sub-leasing revenue	30,050	-

Total	$7,011,714	$5,675,689

•
Consulting and implementation services are from seven InsPro clients.  The increase in consulting and implementation services in 2009 as compared to 2008 is attributable to an increase in work modification enhancements and data conversion required for additional clients.  Implementation services provided to these clients included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•	In 2009 and 2008 we earned $1,162,500 and $115,000, respectively, from sales of software licenses from 3 InsPro clients in 2009 and 1 client in 2008.

•
In 2009 we earned ASP revenue from seven InsPro clients as compared to five in 2008. ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business.  ASP clients access InsPro installed on InsPro Technologies owned servers located at InsPro Technologies’ offices or at a third party’s site.

•	In 2009 we earned maintenance revenues from four clients compared to two clients in 2008.

•
In 2009 we earned other technology fees of $163,947 relating to Insurint technology fees as compared to $97,177 in 2008.  The increase is due to an increase in the number of customers and the commencement of Insurint’s technology fees in the second quarter of 2008.  The Company’s Insurint subsidiary provides a proprietary, professional-grade, web based agent portal to support and assist insurance agents in the business of marketing and selling health insurance and related products.

•	In 2009 we earned sub-leasing revenue of $30,050 from the sub-leasing of space in our Radnor office, which commenced in the first quarter of 2009.

Total Operating Expenses

Our total operating expenses for 2009 was $14,776,273 as compared to $12,583,753 for 2008, for an increase of $2,192,520 or 17% as compared to 2008.  The primary reason for the increase in operating expenses is attributable to an increase in InsPro Technologies’ staffing and technology consultants needed to support additional client requirements.  Total operating expenses consisted of the following:

	For the Year Ended December 31,
	2009	2008

Salaries, employee benefits and related taxes	$7,849,401	$7,042,192
Advertising and other marketing	282,456	32,497
Depreciation and amortization	1,153,849	1,017,532
Rent, utilities, telephone and communications	817,947	648,208
Professional fees	3,244,018	2,407,073
Other general and administrative	1,428,602	1,436,251

Total	$14,776,273	$12,583,753

In 2009 we incurred salaries, employee benefits and related taxes of $7,849,401 as compared to $7,042,192 for 2008, an increase of $807,209 or 11%.  Salaries, commission and related taxes consisted of the following:

	For the Year Ended December 31,
	2009	2008

Salaries, wages and bonuses	$6,030,576	$4,800,916
Share based employee and director compensation	555,161	1,448,836
Commissions to employees	38,056	-
Employee benefits	315,517	230,441
Payroll taxes	418,435	396,657
Severance and other compensation	373,294	88,509
Directors’ compensation	118,362	76,833

Total	$7,849,401	$7,042,192

•
Salaries, wages and bonuses were $6,030,576 in 2009 as compared to $4,800,916 in 2008, an increase of $1,229,660 or 26%.  The increase is the result of the hiring of additional staff in InsPro Technologies’ sales and technology departments and Insurint’s sales departments to promote the growth in revenue and to service an expanding client base and $328,366 of bonuses in 2009.

•	Share based employee and director compensation expense was $555,161 in 2009 as compared to $1,448,836 in 2008, a decrease of $893,675 or 62%.

o
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

o
All issued, outstanding and unvested options and restricted stock grants as of October 29, 2009 became vested as a result of a change of control, which occurred on October 29, 2009, in accordance with the Company’s 2008 Equity Compensation Plan, which resulted in $121,160 of share based employee and director compensation expense in 2009.

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

Advertising and other marketing in 2009 was $282,456 as compared to $32,497 in 2008. The increase was due to the use of outside agencies for services rendered in connection with the development of InsPro Technologies’ marketing strategy including creating the corporate brand and message and redesign of all sales and marketing material, company web site, brochures and sales presentation.

Depreciation and amortization expense consisted of the following:

	For the Year Ended December 31,
	2009	2008

Amortization of intangibles acquired as a result of the InsPro acquisition	$468,080	$468,081
Amortization of software and website development for external marketing	87,148	43,574
Amortization of software and website development for internal use	268,168	198,181
Depreciation expense	330,453	307,696

Total	$1,153,849	$1,017,532

•
In 2009 we incurred amortization expense of $468,080 for the intangible assets acquired from InsPro Technologies on October 1, 2007.  Intangible assets acquired from InsPro Technologies were assigned the following values:

•	value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years

•	value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years

•	employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.

•	In 2009 we incurred amortization expense of $87,148 as compared to $43,574 in 2008 for software development cost for external marketing pertaining to InsPro Technologies’ InsPro system.

•	In 2009 we incurred amortization expense of $268,168 as compared to $198,181 in 2008 for software and website development for internal use pertaining to Insurint.

•	In 2009 we incurred depreciation expense of $330,453 as compared to $307,696 in 2008. The decrease was due to the impairment of assets on discontinued operations.

In 2009 we incurred rent, utilities, telephone and communications expense of $817,947 as compared to $648,208 in 2008, an increase of $169,739 or 26%. Rent, utilities, telephone and communications expenses consisted of the following:

	For the Year Ended December 31,
	2009	2008

Rent, utilities and other occupancy	$641,351	$505,191
Telephone and communications	176,596	143,017

Total	$817,947	$648,208

•	In 2009 we had an increase in rent, utilities and other occupancy due to the leasing of additional space to accommodate the increase in staffing in InsPro Technologies’ Eddystone office.

In 2009 we incurred professional fees of $3,244,018 as compared to $2,407,073 in 2008, an increase of $836,945 or 35%.  Professional fees consisted of the following:

	For the Year Ended December 31,
	2009	2008

Accounting and auditing	$270,594	293,462
Legal	796,133	345,800
Technology	1,925,070	1,393,365
All other	252,221	374,446

	$3,244,018	$2,407,073

•	In 2009 we had an increase in legal fees as compared to 2008, which was primarily due to legal costs incurred in connection with litigation with certain shareholders.

•	In 2009 we had a decrease in accounting and auditing fees as compared to 2008, which was attributable to reduced consulting costs associated with Sarbanes Oxley.

•	In 2009 we had an increase of $531,705 in technology fees as compared to 2008, which was attributable to an increase in technology consultants needed to support additional InsPro client requirements.

•	All other consulting consists of executive recruiting, investor relations and management consulting expense, which decreased as a result of expense reduction actions in all three areas.

In 2009 we incurred other general and administrative expenses of $1,428,602 as compared to $1,436,251 in 2008, a decrease of $7,649 or 1%.  Other general and administrative expenses consisted of the following:

	For the Year Ended December 31,
	2009	2008

Office expenses	$348,460	$376,886
Travel and entertainment	200,105	226,194
Insurance	89,351	140,493
Computer processing, hardware and software	684,906	530,160
Other	105,780	162,518

Total	$1,428,602	$1,436,251

•	In 2009 office expense decreased due to the reduction in staff in our Florida office.

•	We incur travel and entertainment expense in connection with marketing, sales and implementation of InsPro at client locations.

•
In 2009 computer processing, hardware and software expense increased due to an increase in InsPro ASP clients to seven in 2009 compared to five in 2008.  We incur computer processing fees associated with ASP hosting services.  InsPro Technologies has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee.  This third party provides InsPro Technologies with hosting services for our client’s ASP production and test environments. In 2009 computer processing fees increased compared to 2008 due to the implementation of two additional ASP hosting agreements.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $7,764,559 or $0.18 loss from operations per share in 2009 as compared to a loss from operations of $6,908,064 or $0.17 loss per share in 2008.

Gain (loss) on discontinued operations

Results from discontinued operations were as follows:

	For the Year Ended December 31,
	2009	2008
Revenues:
Commission and other revenue from carriers	$2,157,217	$17,583,578
Gain recognized upon the execution of the Agreement	2,664,794	-
Transition policy commission pursuant to the Agreement	1,786,480	-
Gain on disposal of property and equipment	233,228	-
Lead sale revenue	2,670	408,120
Sub-lease revenue	1,442,238	460,640

	8,286,627	18,452,338

Operating expenses:
Salaries, commission and related taxes	1,118,726	10,090,638
Lead, advertising and other marketing	98,350	4,357,986
Depreciation and amortization	95,619	1,550,613
Rent, utilities, telephone and communications	3,623,148	2,861,505
Professional fees	451,040	541,430
Loss on impairment of property and equipment	416,764	88,922
Loss on impairment of intangible assets	1,222,817	380,711
Other general and administrative	296,145	636,180
Loss on disposal of property and equipment	-	46,479

	7,322,609	20,554,464

Gain (loss) from discontinued operations	$964,018	$(2,102,126)

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

On February 20, 2009, we completed the sale of our Telesales call center produced agency business to eHealth Insurance Services, Inc., an unaffiliated third party.

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

Simultaneous with our sale to eHealth, we also entered into a Marketing and Referral Agreement with eHealth. Pursuant to the terms of this agreement, eHealth agreed to construct one or more websites for the purpose of selling health insurance products and to pay to HBDC II a portion of all first year and renewal commissions received by eHealth from policies sold through the Referral Sites that result from marketing to prospects using the lead database or other leads delivered by us to eHealth. This agreement is scheduled to terminate in August 2010 and is terminable by us or eHealth upon material breach by the other party.

For 2009 we earned revenues in discontinued operations of $8,286,627 compared to $18,452,338 in 2008, a decrease of $10,165,711 or 55%.  Revenues include the following:

•
During 2009 we recognized commission and other revenue from carriers of $2,157,217 as compared to $17,583,578 in 2008.  The decrease is primarily the result of the execution of the agreement with eHealth whereby we no longer receive commission revenue on transferred policies effective on or about February 1, 2009. We continue to receive commissions from carriers other than specified carriers and commissions on policies other than transferred policies.

•
During 2009 we recognized a gain upon the execution of the agreement of $2,664,794, which is the sum of the aggregate initial amount of consideration paid by eHealth to us and eHealth’s assumption of certain liabilities relating to historical commission advances on the transferred policies.

•
During 2009 we recognized $1,786,480 from commission payments from eHealth subsequent to the sale of our agency business.  We recognize as revenue commission payments received from eHealth upon our notification by eHealth of such amounts.

•
During 2009 we recognized a gain on disposal of property and equipment of $233,228.  On July 1, 2009 we entered into a sub-lease agreement with a third party, effective July 15, 2009, which terminated an existing sub-lease agreement for approximately 8,000 square feet of our Deerfield Beach office and replaced it with a sub-lease agreement for approximately 29,952 square feet.  This new sub-lease terminates on February 28, 2011.  As part of the sub-lease agreement, we also agreed to lease certain personal property to the sub-lessee for the term of the lease.   The sub-lessee agreed to pay us 20 monthly payments of $10,890 for such personal property and we have agreed to deliver to the sub-lessee a bill of sale for the leased personal property at the end of the term.  We have accounted for this personal property sub-lease arrangement as a sale. During 2009 we earned lead sale-revenue of $2,670 as compared to $391,193 in 2008.  We re-sold certain Telesales leads that we purchase in order to recoup a portion of our lead cost.  The decrease in lead sales revenue is a result of the cessation of direct marketing in the first quarter of 2009.

•
During 2009 we earned sub-lease revenue of $1,442,238 as compared to $460,640 in 2008 relating to the sub-lease of a portion of our Florida office and our former New York sales office. Sub-lease revenue includes base rent, additional rent pertaining to utilities and occupancy costs and certain telephony, technology and facility services provided by us to certain of our sub-tenants.

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

o
On December 8, 2009 we entered into a sub-lease agreement with a third party whereby the third party agreed to sub-lease our New York office space for a three month period with an option to extend the lease on a month to month basis through December 30, 2010.

Total operating expenses of discontinued operations for 2009 was $7,322,609 as compared to $20,554,464 for 2008, for a decrease of $13,231,855 or 64% as compared to 2008.

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

•
During the second quarter we recorded $2,031,210 of rent expense related to the non-cancelable lease for the abandoned portion of the Deerfield Beach office.  Effective December 31, 2009, we have accrued $1,848,674 related to the non-cancelable lease for the abandoned portion of the Deerfield Beach office, which is the net present value of our future lease payments through March 31, 2011 and consideration for early termination due under the lease plus management’s estimate of contractually required expenses pertaining to the Deerfield Beach office, which are estimated to be $2,861,749, less a portion of the Deerfield Beach office used in operations, which is estimated to be $62,396, less future sub-lease revenue, which is estimated to be $938,786.

Gain (loss) from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $964,018 or $0.02 gain from discontinued operations per share in 2009 as compared to a loss from discontinued operations of $2,102,126 or $0.05 loss from discontinued operations per share in 2008.

Other income (expenses)

Interest income was attributable to interest-bearing cash deposits resulting from the capital raised in private placements.  The decrease in interest income is the result of a decline in interest rates and to a lesser extent a decline in cash balances.

Interest expense pertains to imputed interest on certain employee obligations.

Gain on change in fair value of warrants liabilities of $534,391 in 2009, which we were not required to recognize in 2008, represents the mark to market adjustment for the increase in fair value of warrants issued on March 30, 2007, March 31, 2008 and January 15, 2009, which contain provisions that adjust the exercise price of these warrants in the event the Company issues Common Stock or other securities convertible into Common Stock at price lower than the exercise price of these warrants.

Net loss

As a result of these factors discussed above, we reported a net loss of $6,331,310 or $0.16 loss per share in 2009 as compared to a net loss of $8,976,084 or $0.23 loss per share in 2008.

Liquidity and Capital Resources

At December 31, 2009, we had a cash balance of $1,403,653 and negative working capital of ($3,277,394).

At December 31, 2009, we had a restricted cash balance of $1,154,044, which represents a bank certificate of deposit and a bank money market account with restricted balances pertaining to two letters of credit for the benefit of the landlords of our Florida and New York offices.  These bank accounts are on deposit with the issuer of the letters of credit.  The Company receives the interest on these bank accounts.

On December 22, 2009, the Company entered into a Loan Agreement (the “Loan Agreement”) and a $1,250,000 Secured Promissory Note, or the Note, with The Co-Investment Fund II, L.P., or Co-Investment,.  Co-Investment is the controlling stockholder of the Company and a designee of Cross Atlantic Capital Partners, Inc., of which Frederick C. Tecce, one of our directors, is a managing partner and of which Donald Caldwell, also one of our directors and Chairman of our board of directors, is Chairman and Chief Executive Officer.

Pursuant to the terms of the Loan Agreement and the Note, Co-Investment extended the principal sum of $1,250,000, or the Loan, to the Company and the Subsidiaries, or collectively, the Borrowers.  Pursuant to the Note, the Borrowers agreed to pay to the order of Co-Investment, the outstanding principal amount of the Note plus interest.  Interest will accrue on the unpaid principal balance of the Note at an annual rate of 8%, except in the case of an event of default as set forth in the Loan Agreement, in which case the rate of interest will increase to 11% until such event of default is cured.  All principal and accrued interest is due and payable on December 22, 2010.  Co-Investment may accelerate payment of the Loan in the event of default on the Loan as set forth in Loan Agreement.

Pursuant to the Loan Agreement, the Borrowers are prohibited from, among other things: (a) (i) entering into any merger, consolidation or reorganization with or acquiring all or substantially all of the assets or equity interests of any other entity, or (ii) selling, leasing, transferring or otherwise disposing of their properties or assets except in the ordinary course of business; (b) creating or suffering to exist any lien upon any of their property or assets, except as permitted; (c) becoming liable upon the obligations or liabilities of any person or entity; (d) purchasing or acquiring obligations or equity interests of, or any other interest in any person or entity; (e) making advances, loans or extensions of credit to any person or entity; (f) creating, incurring, assuming or suffering to exist any indebtedness or (g) violating any law, ordinance or regulation of any governmental entity.

The Note is secured by a perfected first-priority security interest in substantially all of the assets of the Borrowers, including all of the intellectual property assets of the Borrowers, and 100% of the stock of the Company’s Subsidiaries, pursuant to the terms of a Security Agreement, Intellectual Property Security Agreement and Pledge Agreement with Co-Investment, each of which were executed by the Borrowers and Co-Investment on December 22, 2009, concurrent with the execution of the Loan Agreement and the Note.

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

During the year ended December 31, 2008, we generated approximately $5 million in working capital from a private placement on March 31, 2008 of an aggregate of 6,250,000 shares of our common stock and warrants to purchase 6,250,000 shares of our common stock to certain institutional investors.  The gross proceeds from this private placement were $5,000,000, net of $70,238 of legal and other expenses.

Net cash used by operations was $5,327,683 in the year ended December 31, 2009 as compared to net cash used by operations of $8,354,232 in the year ended December 31, 2008.  In the year ended December 31, 2009, we used cash to fund our net loss of $6,331,310 and:

•	Decreases in accounts receivable of $557,515, which is primarily the result of decreased billings to certain of InsPro Technologies’ clients.

•
Increases in accounts payable of $536,755, which is primarily the result of the Company’s delay in paying its vendors due to delays in the Company’s collection of receivables from certain InsPro clients.

•	Increases in accrued expenses of $119,478, which is the result of accrued severance as a result of the Separation of Employment and General Release Agreement with Mr. Eissa.

•
Decreases in liabilities of discontinued operations of $1,577,445, which is primarily the result of the repayment and assumption of certain unearned commission advances as a result of the sale of our Telesales call center produced agency business, which was partially offset by the accrual of the non-cancelable lease for the abandoned portion of the Deerfield Beach office.

In addition to cash used in operating activities we incurred $2,652,743 of non cash expenses and impairments in the year ended December 31, 2009, which were included in our net loss, including:

•	Recorded stock-based compensation and consulting expense of $619,721 (compared to $1,516,686 in the year ended December 31, 2008).

•	Recorded depreciation and amortization expense of $1,153,849 (compared to $2,568,145 in the year ended December 31, 2008).

•	We recorded $534,391 pertaining to the gain on change in fair value of warrants liabilities, which we were not required to recognize in 2008.

•	We recorded $1,639,581 pertaining to the impairment of certain long lived assets of our discontinued operations (compared to $469,633 in the year ended December 31, 2008).

•	We recorded $7,211 pertaining to the provision for bad debts (compared to $46,748 in the year ended December 31, 2008).

Net cash used by investing activities in the year ended December 31, 2009 was $304,478 as compared to $760,558 in the year ended December 31, 2008.  Investing activities pertain to the purchase of property and equipment supporting current and future operations and internal development of software for internal and external use.

Net cash provided by financing activities in the year ended December 31, 2009 was $5,193,395 as compared to $5,169,624 in the year ended December 31, 2008.

•
On December 22, 2009, the Company entered into a Loan Agreement and a $1,250,000 Note with Co-Investment.  Pursuant to the terms of the Loan Agreement and the Note, Co-Investment loaned $1,250,000 to the Company and the Company agreed to pay to the order of Co-Investment, the outstanding principal amount of the Note plus interest.  Interest will accrue on the unpaid principal balance of the Note at an annual rate of 8%, except in the case of an event of default as set forth in the Loan Agreement, in which case the rate of interest will increase to 11% until such event of default is cured.  All principal and accrued interest is due and payable on December 22, 2010.  Co-Investment may accelerate payment of the Loan in the event of default on the Loan as set forth in Loan Agreement.  The Company paid $43,273 in legal fees in connection with entering into the Loan Agreement and Note.

•
In first quarter 2009, we completed a private placement with Co-Investment and issued 1,000,000 shares of our Preferred Stock and warrants to purchase 1,000,000 shares of our Preferred Stock.  Our gross proceeds were $4,000,000 and we incurred $55,617 of legal and other expenses paid in connection with this 2009 private placement.

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

Liquidity Considerations

During the year ended December 31, 2009 we used $5,327,683 of cash to fund operations and $304,478 of cash to fund investing activities.  As of December 31, 2009, we have funded our operating activities from the proceeds of the sale of shares of our equity securities and from the proceeds from a Secured Note. On March 31, 2010, we completed the sale for Insurint whereby we sold essentially all assets used in Insurint’s business for $625,000 of which $312,500 was received on April 1, 2010 and the $312,500 balance will be received in essentially 24 monthly installments commencing on May 1, 2010.  In addition to the sale proceeds we will eliminate Insurint’s revenue and expense, which for the year ended December 31, 2009, was $163,783 and $1,557,901, respectively.  On April 13, 2010 the Company and Co-Investment agreed to modify the terms of the Loan Agreement and the Note such that; i) the $1,250,000 Loan can be increased upon demand by the Board of Directors of Parent (with 10 days written notice) by an additional amount of up to $1,000,000 under the same terms and conditions as in the Loan Agreement and Note, and ii) the date the Loan and accrued interest will be due and payable was changed from December 22, 2010 to July 1, 2011.  Management believes that our cash on hand together with the net proceeds of the March 2010 issuance of equity securities through our rights offering, the recent sale of our Insurint business combined with the modification of the Loan Agreement and Note will be sufficient to meet our cash requirements through at least the next 12 months.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

The letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account, which as of December 31, 2009, had a balance of $1,154,044.  This money market account is on deposit with the issuer of the letters of credit and is classified as restricted cash on our balance sheet.  The terms of the money market account allow us to receive interest on the principal but prohibit us from withdrawing the principal for the life of the letters of credit.

Guarantee of Indebtedness by the Company to Third Parties Pertaining to Unearned Commission Advances Paid to Non-employee ISG Agents

We are a party to sales and marketing agreements whereby we have guaranteed the repayment of unearned commission advances paid directly from third parties including certain of our insurance carriers to our non-employee ISG agents.  Under these agreements certain third parties pay commissions directly to our non-employee ISG agents and such payments include advances of first year premium commissions before the commissions are earned.  Unearned commission advances from our insurance carriers to our non-employee ISG agents are earned after the insurance company has received payment of the related premium.  In the event that the insurance company does not receive payment of the related premium pertaining to an unearned commission advance the third parties generally deduct the unearned commission advance from its commission payments to our non-employee ISG agents in the form of charge-backs.  In the event that commission payments from these third parties to our non-employee ISG agents do not exceed the charge-backs these third parties may deduct the unearned commission advance to non-employee ISG agents from their payments to us or demand repayment of the non-employee ISG agents’ unearned commission balance from us.  The current amount of the unearned commission advances these third parties to our non-employee ISG agents, which is the maximum potential amount of future payments us could be required to make to these third parties, is estimated to be approximately $643,000 as of December 31, 2009.  As of December 31, 2009 we had recorded a liability of $33,070 in accrued expenses for the estimated amount we anticipate we will pay pertaining to these guarantees.  Unearned commission advances from these third parties are collateralized by the future commission payments to the non-employee ISG agents and to us.  We have recourse against certain non-employee ISG agents in the event we must pay the unearned commission advances.

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

As of December 31, 2009 we had not taken delivery of the STP software or issued common stock in connection with the Realtime agreement.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page Number

HEALTH BENEFITS DIRECT CORPORATION

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2009 and December 31, 2008	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2009 and December 31, 2008	F-4
Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Years Ended December 31, 2009 and December 31, 2008	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and December 31, 2008	F-6
Notes to Consolidated Financial Statements	F-7 to F46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Health Benefits Direct Corporation
Radnor, Pennsylvania

We have audited the accompanying consolidated balance sheets of Health Benefits Direct Corporation and Subsidiaries as of December 31, 2009 and December 31, 2008, the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years ended December 31, 2009 and December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Benefits Direct Corporation and Subsidiaries as of December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
April 12, 2010

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$1,403,653	$1,842,419
Accounts receivable, less allowance for doubtful accounts $4,736 and $0	1,015,199	461,875
Tax receivable	16,817	31,290
Prepaid expenses	91,610	126,804
Other current assets	43,227	8,461

Total current assets	2,570,506	2,470,849

Restricted cash	1,154,044	1,150,000
Property and equipment, net of accumulated depreciation of $550,495 and $267,384	768,184	729,881
Intangibles, net of accumulated amortization $1,822,194 and $1,021,187	1,088,065	1,911,461
Other assets	110,608	110,607

Total assets	$5,691,407	$6,372,798

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Note payable	$7,595	$-
Secured note from related party	1,252,740	-
Accounts payable	1,269,883	733,128
Accrued expenses	816,733	697,255
Current portion of capital lease obligations	135,913	89,297
Due to related parties	-	4,315
Deferred revenue	233,253	457,500
Liabilities of discontinued operations	2,131,783	2,238,315

Total current liabilities	5,847,900	4,219,810

LONG TERM LIABILITIES:
Warrant liability	2,021,912	-
Capital lease obligations	201,627	209,511

Total long term liabilities	2,223,539	209,511

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock ($.001 par value; 10,000,000 shares authorized; Series A
convertible preferred stock; 3,437,500 shares authorized, 1,000,000 and 0 shares issued and outstanding, respectively (liquidation value $10,000,000 and $0, respectively))	1,983,984	-
Common stock ($.001 par value; 200,000,000 shares authorized;
41,543,655 and 41,279,645 shares issued and outstanding, respectively)	41,543	41,279
Additional paid-in capital	36,380,493	43,281,139
Accumulated deficit	(40,786,052)	(41,378,941)

Total shareholders' equity (deficit)	(2,380,032)	1,943,477

Total liabilities and shareholders' equity (deficit)	$5,691,407	$6,372,798

See accompanying notes to consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2009	2008

Revenues	$7,011,714	$5,675,689

Operating Expenses:
Salaries, employee benefits and related taxes	7,849,401	7,042,192
Advertising and other marketing	282,456	32,497
Depreciation and amortization	1,153,849	1,017,532
Rent, utilities, telephone and communications	817,947	648,208
Professional fees	3,244,018	2,407,073
Other general and administrative	1,428,602	1,436,251

	14,776,273	12,583,753

Loss from operations	(7,764,559)	(6,908,064)

Gain (loss) from discontinued operations	964,018	(2,102,126)

Other income (expense):
Gain on change of fair value of warrant liability	534,391	-
Interest income	29,579	73,913
Interest expense	(94,739)	(39,807)

Total other income (expense)	469,231	34,106

Net loss	$(6,331,310)	$(8,976,084)

Net loss per common share - basic and diluted:
Loss from operations	$(0.19)	$(0.17)
Gain (loss) from discontinued operations	0.02	(0.05)
Net loss per common share - basic and diluted	$(0.17)	$(0.23)

Weighted average common shares outstanding - basic and diluted	41,286,898	39,734,505

See accompanying notes to consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred Stock, $.001		Common Stock, $.001
	Par Value		Par Value
							Total
	Number of		Number of		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance - December 31, 2007	-	-	$34,951,384	$34,951	$36,868,409	$(32,402,857)	$4,500,503

Common stock issued in private placement			6,250,000	6,250	4,923,512	-	4,929,762

Common stock issued to directors as compensation			174,010	174	167,814	-	167,988

Return of restricted stock from employees in payment of withholding tax			(20,749)	(21)	(27,368)	-	(27,389)

Forfeiture of restricted stock			(75,000)	(75)	75	-	-

Amortization of deferred compensation			-	-	1,348,697	-	1,348,697

Net loss for the period			-	-	-	(8,976,084)	(8,976,084)

Balance - December 31, 2008	-	-	41,279,645	41,279	43,281,139	(41,378,941)	1,943,477

Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009					(7,603,090)	6,924,199	(678,891)

Preferred stock and warrants issued in private placement	1,000,000	1,983,984	-	-	1,960,399	-	3,944,383

Record fair value of warrant liability pertaining to warrants issued in private placement during 2009					(1,877,412)	-	(1,877,412)

Common stock issued to directors as compensation			264,010	264	12,936	-	13,200

Amortization of deferred compensation					606,521	-	606,521

Net loss for the period			-	-	-	(6,331,310)	(6,331,310)

Balance - December 31, 2009	1,000,000	$1,983,984	41,543,655	$41,543	$36,380,493	$(40,786,052)	$(2,380,032)

See accompanying notes to consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(6,331,310)	$(8,976,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,153,849	2,568,145
Stock-based compensation and consulting	619,721	1,516,686
Gain on change of fair value of warrant liability	(534,391)
Loss on impairment of property and equipment of discontinued operations	416,764	88,922
Loss on impairment of intangible assets of discontinued operations	1,222,817	380,711
Gain on the disposal of property and equipment of discontinued operations	(233,228)	46,479
Provision for bad debt	7,211	46,748
Changes in assets and liabilities:
Accounts receivable	(557,515)	32,020
Tax receivable	14,473	(31,290)
Prepaid expenses	35,194	(10,477)
Other current assets	8,506	13,824
Other assets	-	4,222
Accounts payable	536,755	296,165
Accrued expenses	119,478	(734,392)
Due to related parties	(4,315)	(24,185)
Deferred revenue	(224,247)	248,375
Income tax payable	-	(157,288)
Liabilities of discontinued operations	(1,577,445)	(3,662,813)

Net cash used in operating activities	(5,327,683)	(8,354,232)

Cash Flows From Investing Activities:
Purchase of property and equipment	(315,973)	(533,661)
Proceeds from the sale of property and equipment of discontinued operations	11,495	64,950
Purchase of intangible assets and capitalization of software development	-	(291,847)

Net cash used in investing activities	(304,478)	(760,558)

Cash Flows From Financing Activities:
Gross proceeds from note payable	32,831	-
Payments on note payable	(25,236)	-
Gross proceeds from secured note from related party	1,250,000	-
Fees paid in connection with secured note from related party	(43,273)	-
Gross proceeds from capital leases	155,055	282,271
Payments on capital leases	(116,321)	(42,409)
Restricted cash in connection with letters of credit	(4,044)	-
Gross proceeds from sales of preferred stock	4,000,000	-
Gross proceeds from sales of common stock	-	5,000,000
Fees paid in connection with offering	(55,617)	(70,238)

Net cash provided by financing activities	5,193,395	5,169,624

Net decrease in cash	(438,766)	(3,945,166)

Cash - beginning of the year	1,842,419	5,787,585

Cash - end of the year	$1,403,653	$1,842,419

Supplemental Disclosures of Cash Flow Information
Cash payments for income taxes	$-	$188,578
Cash payments for interest	$94,737	$39,813

Non cash financing activities:
Accrued Interest on related party note	$2,740	$-

See accompanying notes to consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During the second quarter of 2009 Atiam Technologies, LLC was renamed InsPro Technologies, LLC (“InsPro Technologies”).  InsPro Technologies is a provider of comprehensive, web-based insurance administration software applications.  InsPro Technologies’ flagship software product is InsPro, which was introduced in 2004.  InsPro Technologies offers InsPro on a licensed and an ASP (Application Service Provider) basis.  InsPro is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business.  InsPro Technologies’ clients include insurance carriers and third party administrators.  InsPro Technologies realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and consulting and implementation services.  We acquired InsPro Technologies on October 1, 2007.

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
December 31, 2009

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

These financial statements have been restated to reflect discontinued operations.  During the first quarter of 2009 we ceased marketing and selling activities in Telesales and sold the majority of our call center-produced agency business to eHealth Insurance Services, Inc. (“eHealth”).  Telesales specialized in the direct marketing of health and life insurance and related products to individuals and families. Telesales receives commission and other fees from the insurance companies on behalf of which it sells insurance products for the sale of such products.  See Note 2 - Discontinued Operations.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2009 and 2008 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, warrant liability and revenue recognition.

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of 3 months or less to be cash equivalents.

Restricted cash

The Company considers all cash and cash equivalents held in restricted accounts pertaining to the Company’s letters of credit as restricted cash.

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2009, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $4,736.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s two largest InsPro clients.

	As of December 31,
	2009	2008

Largest InsPro client	56%	54%
Second largest InsPro client	23%	15%

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of December 31, 2009 and December 31, 2008, because of the relatively short-term maturity of these instruments and their market interest rates.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  In accordance with Statement of Financial Accounting Standards ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Intangible assets

Intangible assets consist of assets acquired in connection with the acquisition of InsPro Technologies, costs incurred in connection with the development of the Company’s software and the purchase of internet domain names.  See Note 3 – InsPro Technologies Acquisition and Note 5 – Intangible Assets.

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
December 31, 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s InsPro Technologies subsidiary capitalized certain costs valued in connection with developing or obtaining software for external use.  These costs, which consist of direct technology labor costs, are capitalized subsequent to the establishment of technological feasibility and until the product is available for general release.  Both prior and subsequent costs relating to the establishment of technological feasibility are expensed as incurred.  Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established.  Software development costs are amortized on a straight-line basis over the estimated useful lives of the products not to exceed two years, beginning with the initial release to customers.  The Company continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of the capitalized software development costs should be revised or the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the net realizable value of its software products, as defined by the estimated future revenue from the products less the estimated future costs of completing and disposing of the products, compared to the unamortized capitalized costs of the products.  As of December 31, 2009, management believes no revisions to the remaining useful life or additional write-downs of capitalized software development costs are required because the net realizable value of its software products exceeds the unamortized capitalized costs.  Management’s estimates about future revenue and costs associated with its software products are subject to risks and uncertainties related to, among other things, market and industry conditions, technological changes, and regulatory factors.  A change in estimates could result in an impairment charge related to capitalized software costs.

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

Warrant Liability

The Company issued warrants to purchase the Company’s Common Stock in connection securities purchase agreements dated March 30, 2007, March 31, 2008 and January 14, 2009 which contain certain anti-dilution provisions that reduce the exercise price of the warrants.  See Note 8 – Equity - Common Stock Warrants.

Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants with provisions that reduce the exercise price of the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  On January 1, 2009, the warrants, under ASC 815, were reclassified from equity to warrant liability for the then relative fair market value of $678,891.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company determined the fair value of the warrant liability at January 1, 2009 was $678,891 as the initial fair value at the adoption date of EITF No. 07-05.  The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: 0%; volatility: 231%, risk free rate: 0.2% and the following:

		Aggregate	Expected Term
Warrant Issue	Warrant Exercise	Number of	(Years) of
Date	Price	Warrants	Warrants	Fair Value

3/30/2007	$2.48	3,024,186	3.2	$203,376
3/31/2008	$0.80	6,250,000	4.2	475,515
				$678,891

The Company determined the fair value of the warrants issued on January 15, 2009 was $1,877,412 and recorded that amount in warrant liability.  See Note 8 – Equity – Preferred Stock.

For the year ended December 31, 2009, the Company recorded a gain on the change in fair value of derivative liability of $534,391 to mark to market for the increase in fair value of the warrants during the year ended December 31, 2009.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

The Company determined the fair value of the warrant liability at December 31, 2009 was $2,021,912. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%; volatility: 331%, risk free rate: 0.2% and the following:

		Aggregate	Expected Term
Warrant Issue	Warrant Exercise	Number of	(Years) of
Date	Price	Warrants	Warrants	Fair Value

3/31/2008	$0.20	25,000,000	3.2	$1,123,520
1/15/2009	$0.20	20,000,000	4.0	898,392
				$2,021,912

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
December 31, 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per common share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at December 31, 2009 include the following:

Convertible preferred stock	20,000,000
Options	5,676,648
Warrants	51,566,887
77,243,535

Revenue recognition

We follow the guidance of the Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

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

InsPro Technologies revenue is generally recognized under ASC 985-605.   For software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable.  Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.   Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

See Note 2 - Discontinued Operations for revenue recognition for discontinued operations.

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits of $250,000 per account as of December 31, 2009.  At December 31, 2009, the Company had approximately $1,994,263 in United States bank deposits, which exceeded federally insured limits.  Effective October 3, 2008 through December 31, 2013, federally insured limits have been increased from $100,000 to $250,000 per account.  The Company has not experienced any losses in such accounts through December 31, 2009.

The following table lists the percentage of the Company’s revenue was earned from the Company’s two largest InsPro clients.

	For the Year ended December 31,
	2009	2008

Largest InsPro client	37%	51%
Second largest InsPro client	28%	14%

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

At December 31, 2009, the Company does not believe that it is probable that the Company will incur a penalty in connection with registration rights agreements, which we entered into in connection with the 2008 and 2009 private placements.  Accordingly no liability was recorded as of December 31, 2009.

Recent accounting pronouncements

In September 2006, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date of this guidance for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted the guidance effective January 1, 2008 for all financial assets and liabilities.  As of January 1, 2009, we adopted the guidance for all non-financial assets and all non-financial liabilities.  There is no impact on our financial statements as of December 31, 2009.  In December 2007, the FASB issued guidance in the Business Combinations Topic of the Codification.  This guidance requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values including contingent consideration.  In addition, this guidance changes the recognition of assets acquired and liabilities assumed arising from preacquisition contingencies and requires the expensing of acquisition-related costs as incurred.  The guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We adopted this guidance effective January 1, 2009.  Any impact would be on future acquisitions.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued guidance in the Consolidation Topic of the Codification on the accounting for noncontrolling interests in consolidated financial statements.  This guidance clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests.  This guidance is effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008 and is required to be adopted prospectively, except for the reclassification of noncontrolling interests to equity and the recasting of net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.  We adopted this guidance effective January 1, 2009.  There is no impact on our financial statements as of December 31, 2009.

In April 2008, the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification on the determination of the useful life of an intangible asset.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We adopted this guidance effective January 1, 2009.  There is no impact on our financial statements as of December 31, 2009.

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

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  We adopted this guidance effective for the quarter ending June 30, 2009.  There is no impact of the adoption on our financial statements as of December 31, 2009.

In April 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments.  The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods.  The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.  The adoption of this guidance had no impact on our financial statements as of December 31, 2009.

In May 2009, FASB issued guidance in the Subsequent Events Topic of the Codification.  The guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and is required to be adopted prospectively.  We adopted this guidance effective for the quarter ending June 30, 2009.  The adoption of this guidance had no impact on our financial statements as of December 31, 2009, other than the additional disclosure.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below).

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09, which addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The ASU (1) exempts entities that file their financial statements with, or furnish them to, the SEC from disclosing the date through which subsequent events procedures have been performed and (2) clarifies the circumstances in which an entity’s financial statements would be considered restated and in which the entity would therefore be required to update its subsequent events evaluation since the originally issued or available to be issued financial statements. ASU 2010-09 became effective immediately upon issuance, and the Company has adopted its disclosure requirements within this Form 10-K for the year ended December 31, 2009.

NOTE 2 – DISCONTINUED OPERATIONS

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

On February 20, 2009 (the “Closing Date”), the Company entered into and completed the sale of the Company’s Telesales call center produced agency business (the “Agency Business”) to eHealth Insurance Services, Inc. (“eHealth”), an unaffiliated third party, pursuant to the terms of a Client Transition Agreement (the “Agreement”).

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
December 31, 2009

NOTE 2 – DISCONTINUED OPERATIONS (continued)

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

The length of time between when we submit a consumer's application for insurance to an insurance company and when we recognize revenue varies. The type of insurance product, the insurance company’s premium billing and collection process, and the insurance company's underwriting backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Any changes in the amount of time between submitted application and revenue recognition, which are influenced by many factors not under our control, create fluctuations in our operating results and could affect our business, operating results and financial condition.

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
December 31, 2009

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The Company recognizes as revenue commission payments received from eHealth in connection with the Agreement upon the Company’s notification by eHealth of such amounts.

The Company generated revenue from the sale of leads to third parties. Such revenues are recognized when the Company delivers the leads and bills the purchaser of the leads.

The Company also generated revenue from the sub-lease of our leased New York City office and a portion of our leased Deerfield Beach Florida office, which are both leased under operating leases.  The terms of the Company’s sub-lease of our New York City office is under similar terms as our lease.  The Company sub-leases portions of our Deerfield Beach office to two unaffiliated parties through January 31, 2010.  Sub-lease revenue includes base rent, additional rent representing a portion of occupancy expenses under the terms of the sub-leases and certain technology and facility services provided. We recognize sub-lease revenue when lease rent payments are due in accordance with the sub-lease agreements.  Recognition of sub-lease revenue commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the Company's receivables.

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

On July 1, 2009 the Company entered into a sub-lease agreement with a third party, effective July 15, 2009 which terminated an existing sub-lease agreement for approximately 8,000 square feet of the Company’s Deerfield Beach office and replaced it with a sub-lease agreement for approximately 29,952 square feet.  This new sub-lease terminates on February 28, 2011.  As part of the sub-lease agreement, the Company also agreed to lease certain personal property to the sub-lessee for the term of the lease.   The sub-lessee agreed to pay the Company 20 monthly payments of $10,890 for such personal property and the Company has agreed to deliver to the sub-lessee a bill of sale for the leased personal property at the end of the term.  The Company has accounted for this personal property sub-lease arrangement as a sale and recorded a gain of $217,601.

The Company recorded a liability for severance payments due to employees of discontinued operations of $0 and $266,739 at December 31, 2009 and 2008, respectively.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The financial position of discontinued operations was as follows:
	December 31, 2009	December 31, 2008

Accounts receivable, less allowance for doubtful accounts $0 and $2,173	$(322,489)	$(457,994)
Deferred compensation advances	(498)	(36,186)
Prepaid expenses	(9,156)	(51,029)
Other current assets	(5,477)	-
Property and equipment, net of accumulated depreciation of $0 and $1,300,155	-	(434,067)
Intangibles, net of accumulated amortization of $0 and $3,858,592	-	(1,286,946)
Other assets	(91,809)	(70,033)
Accounts payable	163,722	179,623
Accrued expenses	2,273,024	1,333,693
Sub-tenant security deposit	121,007	39,093
Unearned commission advances	3,461	3,022,161
Net current liabilities of discontinued operations	$2,131,785	$2,238,315

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

	For the Year Ended December 31,
	2009	2008
Revenues:
Commission and other revenue from carriers	$2,157,217	$17,583,578
Gain recognized upon the execution of the Agreement	2,664,794	-
Transition policy commission pursuant to the Agreement	1,786,480	-
Gain on disposal of property and equipment	227,728	-
Lead sale revenue	2,670	408,120
Sub-lease revenue	1,447,738	460,640

	8,286,627	18,452,338

Operating expenses:
Salaries, commission and related taxes	1,118,726	10,090,638
Lead, advertising and other marketing	98,350	4,357,986
Depreciation and amortization	95,619	1,550,613
Rent, utilities, telephone and communications	3,623,148	2,861,505
Professional fees	451,040	541,430
Loss on impairment of property and equipment	416,764	88,922
Loss on impairment of intangible assets	1,222,817	380,711
Other general and administrative	296,145	636,180
(Gain) on disposal of property and equipment	-	46,479

	7,322,609	20,554,464

Gain (loss) from discontinued operations	$964,018	$(2,102,126)

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 3 - ACQUISITION OF INSPRO TECHNOLOGIES

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

Through October 1, 2007, SCA operated through Atiam Technologies, L.P.  Subsequent to October 1, 2007, SCA was merged into HBDC Sub, which was subsequently renamed Atiam Technologies, LLC in 2007 and subsequently renamed InsPro Technologies, LLC in 2009 and operates as the Company’s InsPro Technologies business.  The results of InsPro Technologies have been included in the Company’s statement of operations as of October 1, 2007.  InsPro Technologies is a provider of comprehensive, web-based insurance administration software applications that support individual insurance products.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 3 – ACQUISITION OF INSPRO TECHNOLOGIES (continued)

The Company accounted for the acquisition of InsPro Technologies using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations”.  Our calculation for the consideration paid for InsPro Technologies in connection with the Bilenia Agreement and the Atiam Merger Agreement in the aggregate was $3,080,744 and consisted of the following:

Cash payments to sellers	$1,350,000
Fair value of common stock issued to sellers	1,650,006
Estimated direct transaction fees and expenses	80,738
Estimated purchase price	$3,080,744

We estimated the fair values of InsPro Technologies’ assets acquired and liabilities assumed at the date of acquisition as follows:

Cash	$608,534
Accounts receivable	643,017
Prepaid expenses & other assets	22,623
Property and equipment, net	158,819
Other assets	3,401
Intangible assets	2,097,672
Accounts payable	(34,278)
Accrued expenses	(122,675)
Income taxes payable	(157,288)
Deferred revenue	(120,000)
Long and short term capital lease obligations	(19,081)
$3,080,744

Intangible assets acquired from InsPro Technologies were assigned the following values: value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years; value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years; and employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.  Intangible assets acquired from InsPro Technologies had the following unamortized values as of December 31, 2009: value of client contracts and relationships other than licensing of $599,072; value of purchased software for sale and licensing value of $354,447; and employment and non-compete agreements acquired of $90,975.

In connection with the InsPro Technologies acquisition, InsPro Technologies entered into three-year employment agreements with four key employees of InsPro Technologies effective October 1, 2007.  These employment agreements provide that these four key employees will be compensated at an aggregate annual base salary of $700,000 with bonus compensation at the discretion of the Company’s board.  These agreements may be terminated by the Company for “cause” (as such term is defined in the agreements) and without “cause” upon 30 days notice.  These agreements may be terminated by the Company without “cause”, in which case the terminated employee will be entitled to their base salary for a period ranging from six to twelve months.  These agreements also contain non-competition and non-solicitation provisions for the duration of the agreements plus a period ranging from six to twelve months after termination of employment.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	Useful
	Life	At December 31,	At December 31,
	(Years)	2009	2008
Computer equipment and software	3	$900,428	$657,205
Office equipment	4.6	194,360	11,998
Office furniture and fixtures	6.7	189,857	294,029
Leasehold improvements	9.8	34,034	34,033
		1,318,679	997,265

Less accumulated depreciation		(550,495)	(267,384)

		$768,184	$729,881

For the years ended December 31, 2009 and 2008, depreciation expense was $330,453 and $307,696, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:
	Useful
	Life	At December 31,	At December 31,
	(Years)	2009	2008
Atiam intangible assets acquired	4.7	$2,097,672	$2,097,672
Software development costs for internal use	2.6	638,291	660,680
Software development costs for external marketing	2	174,296	174,296
		2,910,259	2,932,648

Less: accumulated amortization		(1,822,194)	(1,021,187)

		$1,088,065	$1,911,461

For the years ended December 31, 2009 and 2008, amortization expense was $823,396 and $709,836 respectively.

Amortization expense subsequent to the period ended December 31, 2009 is as follows:

2010	481,281
2011	346,734
2012	260,050

$1,088,065

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 6 – SECURED NOTE FROM RELATED PARTY

On December 22, 2009, the Company and its subsidiaries entered into a Loan Agreement (the “Loan Agreement”) and a $1,250,000 Secured Promissory Note (the “Note”) with The Co-Investment Fund II, L.P. (“Co-Investment”).  Co-Investment is the controlling stockholder of the Company and a designee of Cross Atlantic Capital Partners, Inc., of which Frederick C. Tecce, one of our directors, is a managing partner and of which Donald Caldwell, also one of our directors and Chairman of our board of directors, is Chairman and Chief Executive Officer.

Pursuant to the terms of the Loan Agreement and the Note, Co-Investment extended the principal sum of $1,250,000 (the “Loan”) to the Company and the Subsidiaries (collectively, the “Borrowers”).  Pursuant to the Note, the Borrowers agreed to pay to the order of Co-Investment, the outstanding principal amount of the Note plus interest.  Interest will accrue on the unpaid principal balance of the Note at an annual rate of 8%, except in the case of an event of default as set forth in the Loan Agreement, in which case the rate of interest will increase to 11% until such event of default is cured.  All principal and accrued interest is due and payable on December 22, 2010.  Co-Investment may accelerate payment of the Loan in the event of default on the Loan as set forth in Loan Agreement.

Pursuant to the Loan Agreement, the Borrowers are prohibited from, among other things: (a) (i) entering into any merger, consolidation or reorganization with or acquiring all or substantially all of the assets or equity interests of any other entity, or (ii) selling, leasing, transferring or otherwise disposing of their properties or assets except in the ordinary course of business; (b) creating or suffering to exist any lien upon any of their property or assets, except as permitted; (c) becoming liable upon the obligations or liabilities of any person or entity; (d) purchasing or acquiring obligations or equity interests of, or any other interest in any person or entity; (e) making advances, loans or extensions of credit to any person or entity; (f) creating, incurring, assuming or suffering to exist any indebtedness or (g) violating any law, ordinance or regulation of any governmental entity.

The Note is secured by a perfected first-priority security interest in substantially all of the assets of the Borrowers, including all of the intellectual property assets of the Borrowers, and 100% of the stock the Subsidiaries, pursuant to the terms of a Security Agreement, Intellectual Property Security Agreement and Pledge Agreement with Co-Investment, each of which were executed by the Borrowers and Co-Investment on December 22, 2009, concurrent with the execution of the Loan Agreement and the Note.

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 31, 2008, Co-Investment participated in a private placement along with other accredited and institutional investors wherein it purchased 5.0 million investment units for a purchase price of $4,000,000.

On January 14, 2009, Co-Investment purchased  1,000,000 shares (each, a “Preferred Share”) of our Preferred Stock, par and warrants to purchase 1,000,000 shares of our Preferred Stock (each, a “Preferred Warrant Share”), pursuant to the terms of the Securities Purchase Agreement (the “2009 Purchase Agreement”) for a purchase price of  $4,000,000.

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
December 31, 2009

See Note 8 - Shareholders’ Equity.

As of December 31, 2008, the Company recorded $4,315 due to related parties, which consisted of director travel expense reimbursement to Cross Atlantic Capital Partners for Messrs. Caldwell and Tecce’s travel expense to board of director meetings.

On December 22, 2009 the Company paid Co-Investment $290,541, which represented $240,041 reimbursement of Co-Investment’s legal expenses incurred in connection with the 2009 Purchase Agreement, the Company’s indemnification of Co-Investment in connection with certain litigation, and the Loan Agreement together with $50,500 of director fees pertaining to Messrs. Caldwell and Tecce.  Messrs. Caldwell and Tecce assigned their director fees to the Co-Investment Fund II, L.P.

See Note 6 – Secured Note from Related Party.

NOTE 8 – SHAREHOLDERS’ EQUITY

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
December 31, 2009

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

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

On December 21, 2009, the Company issued 264,010 shares of unrestricted Common Stock to certain directors in accordance with the Company’s Non Employee Director Compensation Plan, which was valued in aggregate at $13,200 based on the closing price per share ($0.05) of Common Stock on the OTCBB on December 21, 2009.

Preferred Stock

2009

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

On January 14, 2009, the Company entered into and, on January 15, 2009 completed, a private placement (the “2009 Private Placement”) with Co-Investment (“the “Investor”), for an aggregate of 1,000,000 shares (each, a “Preferred Share”) of its Preferred Stock, par and warrants to purchase 1,000,000 shares of its Preferred Stock (each, a “Preferred Warrant Share”), pursuant to the terms of the Securities Purchase Agreement (the “2009 Purchase Agreement”).  The gross proceeds from the closing were $4 million and the Company intends to use the net proceeds of the 2009 Private Placement for working capital purposes.

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
December 31, 2009

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

The Company allocated the $4,000,000 proceeds received from the 2009 Private Placement net of $55,617 of costs incurred to complete 2009 Private Placement to the Preferred Shares and 2009 Warrants based on their relative fair values, which were determined to have a fair value in aggregate of $3,758,306.  The Company determined the 2009 Warrants are properly classified as an equity instrument.  The Company recorded the value of the Preferred Shares as $1,983,984 and the value of the 2009 Warrants as $1,960,399 in additional paid in capital.  The Company determined the fair value of the Preferred Shares to be $1,900,000 based on the closing price of the Company’s common stock on January 15, 2009 and the 20 to 1 conversion ratio of the Preferred Shares into Common Shares. The Company determined the fair value of the 2009 Warrants to be $1,877,412 using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 236%, a risk-free interest rate of 0.12%, an expected term of 5 years and 0% dividend yield.

Stock Options

2008

On March 31, 2008, the board of directors of the Company adopted the Company's 2008 Equity Compensation Plan (the “2008 Plan”), which plan was not subject to shareholder approval.  An aggregate of 1,000,000 shares of the Company’s common stock was reserved for issuance under the 2008 Plan in addition to any authorized and unissued shares of common stock available for issuance under the Company's 2006 Omnibus Equity Compensation Plan.  The purpose of the 2008 Plan is to provide a comprehensive compensation program to attract and retain qualified individuals to serve as directors.  The Company is authorized to award cash fees and issue non-qualified stock options under the 2008 Plan. The 2008 Plan is administered by the Company’s board of directors or the compensation committee established by the board.

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
December 31, 2009

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

During 2008, a total of 1,125,700 options granted under the 2006 Plan and 2008 Plan were forfeited as a result of the resignation of a director and the termination of the employment of various employees in accordance with the terms of the stock options.

2009

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

As a result of the change of control all outstanding unvested options became vested and restrictions on restricted stock grants were lifted effective October 29, 2009.

On November 11, 2009 the Company issued to Mr. Louis Donofrio, who is InsPro’s COO, a stock option grant to purchase a total of 250,000 shares of the Company’s common stock, which vests as follows: 50,000 shares of common stock on each of April 30, 2010, October 31, 2010, April 30, 2011, October 31, 2011 and April 30, 2012. This option has a five year term and an exercise price of $0.10, which is equal to closing price of one share of the Company’s common stock as quoted on the OTCBB on November 11, 2009.

During 2009 the Company also issued options under the 2008 Plan in aggregate to purchase 225,000 shares of common stock to employees at a weighted average option exercise price of $0.07.  These options have a term of 5 years and will vest one third on the first anniversary and an additional one third on each anniversary thereafter.

During 2009 a total of 989,552 options previously granted were forfeited as a result of the termination of the employment of various employees in accordance with the terms of the stock options.

The Company recorded compensation expense pertaining to director and employee stock options and restricted and unrestricted stock grants as follows:
	For the Year ended December 31,
	2009	2008

Salaries, commission and related taxes	$569,068	$1,319,836
Loss from discontinued operations	37,453	67,850
	$606,521	$1,387,686

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

A summary of the Company's outstanding stock options as of and for the years ended December 31, 2009 and 2008 are as follows:
	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

Outstanding at December 31, 2007	4,831,900	$2.23	$0.89
For the year ended December 31, 2008
Granted	585,000	0.99	0.56
Exercised	-	-	-
Forfeited	(1,125,700)	2.49	0.84

Outstanding at December 31, 2008	4,291,200	1.99	0.86

For the year ended December 31, 2009
Granted	2,375,000	0.10	0.09
Exercised	-	-	-
Forfeited	(989,552)	2.50	0.36

Outstanding at December 31, 2009	5,676,648	$1.11	$0.63

Outstanding and exercisable at December 31, 2009	5,426,648	$1.12	$0.60

The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions for options granted during the years ended December 31, 2009 and 2008:

	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008

Expected volatility	214%	68%
Risk-free interest rate	3.30%	1.41%
Expected life in years	4.7	5.0
Assumed dividend yield	0%	0%

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

The following information applies to options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of Shares	Contractual	Exercise		Exercise
Price	Underlying Options	Life	Price	Number Exercisable	Price

$0.06	155,000	4.2	$0.06	155,000	$0.06
0.10	2,220,000	4.1	0.10	1,970,000	0.10
0.24	15,000	3.9	0.24	15,000	0.24
1.00	1,300,000	5.9	1.00	1,300,000	1.00
1.01	550,000	8.3	1.01	550,000	1.01
2.50	421,648	5.9	2.50	421,648	2.50
2.62	20,000	2.0	2.62	20,000	2.62
2.70	475,000	1.3	2.70	475,000	2.70
2.95	45,000	1.3	2.95	45,000	2.95
3.50	75,000	6.3	3.50	75,000	3.50
3.60	400,000	1.3	3.60	400,000	3.60
	5,676,648			5,426,648

As of December 31, 2009, there were 7,000,000 shares of our common stock authorized to be issued under the 2008 Plan, of which 320,332 shares of our common stock remain available for future stock option grants.

The total intrinsic value of stock options granted during 2009 and 2008 was $0 and $0, respectively.  The total intrinsic value of stock options outstanding and exercisable as of December 31, 2009 and December 31, 2008 was $0 and $0, respectively.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $22,394 as of December 31, 2009, which will be recognized over a weighted average 2.3 years in the future.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

Common Stock warrants

2007

In March 2007, in connection with the 2007 Private Placement, the Company issued warrants to purchase an aggregate of 2,500,000 shares of common stock at an exercise price of $3.00 per share to the participating investors in the 2007 Private Placement, which provides that the holder thereof shall have the right, at any time after March 30, 2007, but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below) or (ii) the fifth anniversary of the date of issuance of the warrant, to acquire shares of Common Stock upon the payment of the exercise price (“2007 Investor Warrants”).  The Company also has the right, at any point after which the volume weighted average trading price per share of the Common Stock for a minimum of 20 consecutive trading days is equal to at least two times the Exercise Price per share, provided that certain other conditions have been satisfied to call the outstanding 2007 Investor Warrants (a “Call Event”), in which case such 2007 Investor Warrants will expire if not exercised within ten business days thereafter.  The 2007 Investor Warrants also include a cashless exercise and weighted average anti-dilution adjustment provisions for issuances of securities below the exercise price during the first two years following the date of issuance of the warrants, subject to customary exceptions.

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

Effective March 31, 2008, in connection with the 2008 Private Placement, the Company adjusted the 2007 Investor Warrants pursuant to the weighted average anti-dilution adjustment provisions of the 2007 Investor Warrants.  The exercise price of the 2007 Investor Warrants was adjusted from $3.00 to $2.48 and the number of issued, exercisable and outstanding 2007 Warrants was adjusted from 2,500,000 to 3,024,186.

During 2008, warrants to purchase 3,887,500 shares of its Common Stock at an exercise price of $1.50 per share expired in accordance with the terms of the Warrants.

2009

On January 10, 2009, warrants to purchase 2,762,500 shares of the Company’s common stock at an exercise price of $1.50 per share expired in accordance with the terms of the warrants.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

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

Effective March 25, 2009, in connection with our shareholders’ approval of an amendment to our certificate of incorporation, the Company adjusted the warrants issued in connection with the Company’s private placement completed in March 2007 (the “2007 Investor Warrants”) pursuant to the weighted average anti-dilution adjustment provisions of the 2007 Warrants.  The exercise price of the 2007 Warrants was adjusted from $2.48 to $1.51 and the number of issued, exercisable and outstanding 2007 Warrants were adjusted from 3,024,186 to 4,966,887.

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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

A summary of the status of the Company's outstanding stock warrants as of and for the years ended December 31, 2009 and 2008 are as follows:
		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2007	10,750,000	$1.89

For the year ended December 31, 2008
Granted	6,250,000	0.80
Adjustment to warrants issued in 2007 for the issuance of warrants in 2008	524,186	2.48
Exercised	-	-
Expired	(3,887,500)	1.50
Outstanding at December 31, 2008	13,636,686	$0.38

For the year ended December 31, 2009
Granted	20,000,000	0.20
Adjustment to warrants issued in 2007 for Preferred Stock and 2009 Warrants	1,942,701	1.51
Adjustment to warrants issued in 2008 for Preferred Stock and 2009 Warrants	18,750,000	0.20
Exercised	-	-
Expired	(2,762,500)	1.50
Outstanding at December 31, 2009	51,566,887	$0.38

Exercisable at December 31, 2009	51,566,887	$0.38

The following information applies to warrants outstanding at December 31, 2009:

	Common
Year of	Stock	Exercise
Expiration	Warrants	Price

2010	75,000	$1.50
2010	350,000	2.80
2011	1,175,000	1.50
2012	4,966,887	1.51
2013	25,000,000	0.20
2014	20,000,000	$0.20
	51,566,887

Outstanding warrants at December 31, 2009 have a weighted average remaining contractual life of 3.4 years.

Upon the Company’s adoption of EITF No. 07-05 on January 1, 2009, the Company determined 2007 Investor Warrants, the 2008 Warrants and the 2009 Warrants did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On January 1, 2009, the 2007 Investor Warrants, the 2008 Warrants and the 2009 Warrants were reclassified from equity to warrant liability for their relative fair market values.  See Note 1 - Warrant Liability.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

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

In connection with the Bilenia Agreement, the Company and CCCC entered into the Bilenia Registration Rights Agreement.  In connection with the Atiam Merger Agreement, the Company and Shareholders also entered into a Registration Rights Agreement (the “Shareholder Registration Rights Agreement”).  See Note 3 – InsPro Technologies Acquisition.

On April 22, 2008, the Commission declared effective the Company’s Registration Statement on Form SB-2 filed with the Commission on February 1, 2008 as amended.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 9 – CAPITAL LEASE OBLIGATIONS

The Company’s InsPro Technologies subsidiary has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of December 31, 2009 and 2008:
		December 31, 2009	12/31/2008
	Useful Life (Years)
Computer equipment and software	3	$483,129	$328,074
Phone System	3	15,011	15,011
		498,140	343,085
Less accumulated depreciation		(222,134)	(68,091)
		$276,006	$274,994

Future minimum payments required under capital leases at December 31, 2009 are as follows:

2010	$165,029
2011	150,512
2012	70,443
2013	6,663
2014	-

Total future payments	392,647
Less amount representing interest	55,107

Present value of future minimum payments	337,540
Less current portion	135,913

Long-term portion	$201,627

NOTE 10 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”).  The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first.  The Company made contributions of $42,247 and $57,556 for the years ended December 31, 2009 and 2008.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 11 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES

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

Mr. Verdi’s amended and restated employment agreement, as amended on March 31, 2008, provides for an initial term of one year with automatic successive one-year renewals unless we or Mr. Verdi gives the other party 60 days’ written notice prior to the end of the then current term.  He is entitled to receive such employee benefits and bonus compensation as a majority of our board of directors may determine from time to time. Mr. Verdi’s base salary is $225,000 per year.

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
Mr. Verdi was appointed to the Board on June 20, 2008.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 11 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

Pursuant to a written employment agreement, which we amended on March 31, 2008, Mr. Charles Eissa served as our President through March 27, 2009.  Pursuant to his amended employment agreement, his annual base salary was $250,000 per year.  On March 27, 2009, Charles Eissa, the Company’s President, and the Company agreed to a Separation of Employment and General Release Agreement whereby Mr. Eissa and the Company mutually agreed that Mr. Eissa’s employment terminated effective March 27, 2009 (the “Separation Date”).  Under the terms of the agreement the Company will continue to pay Mr. Eissa his current base salary for a period of fourteen (14) months after the Separation Date, less applicable tax withholding, which will be paid in equal installments in accordance with the Company’s normal payroll practices.  The Company will provide Mr. Eissa with continued medical, dental and vision coverage at the level in effect as of the Separation Date until the end of the twelve (12)-month period following the Separation Date.  In addition the Company agreed to vest effective with the Separation Date all remaining restricted common stock granted to Mr. Eissa on February 15, 2007 subject to the payment in cash of any withholding taxes to the Company, which would have vested between March 15, 2009 and February 15, 2010.  Stock option grants held by Mr. Eissa, which were not vested as of the Separation Date, were forfeited as of the Separation Date.

Pursuant to a written employment agreement effective November 2, 2009, Mr. Louis Donofrio serves as our Chief Operating Officer of InsPro Technologies.  Pursuant to his employment agreement his annual base salary is $180,000 per year through November 2, 2011.  He is entitled to receive such employee benefits and bonus compensation as provided to executives of the Company.  Mr. Donofrio’s employment agreement may be terminated upon 60 days written notice and will otherwise automatically renew on November 2, 2011 for a 1 year term.

The Company may terminate Mr. Donofrio’s employment agreement without cause at any time with 30 days prior written notice.  In the event of Mr. Donofrio’s termination without cause or for good reason, he or his estate would receive his then current base annual salary for a period of 6 months, plus unpaid accrued employee benefits, which is primarily accrued vacation, less all applicable taxes.  In the event of his voluntary termination, death or disability, he or his estate would receive unpaid accrued employee benefits, less all applicable taxes.

Restricted Cash and Operating Leases

On February 17, 2006, the Company entered into a lease agreement with FG2200, LLC, a Florida limited liability company, for approximately 50,000 square feet of office space at 2200 S.W. 10th Street, Deerfield Beach, Florida (the "Lease"). The initial term of the Lease commences on March 15, 2006 and terminates on March 31, 2016. The Company has the option to extend the term for two additional 36-month periods. The Company has a one time option to cancel the Lease effective March 31, 2011 provided the Company; a) is not in default of the Lease, b) no part of the Deerfield Beach office is sub-let beyond March 31, 2011, c) the Company and its sub-tenants vacate the Deerfield Beach office on or before March 31, 2011 and d) the Company gives written notice to FG2200, LLC on or before June 30, 2010 accompanied with a payment FG2200, LLC the sum of 9 months’ installments of base rent plus 9 months’ installments of additional rent for the Company’s share of operating costs under the Lease. The monthly rent increases every 12 months, starting at $62,500 plus certain building expenses incurred by the landlord and ending at approximately $81,550 plus certain building expenses incurred by the landlord. In connection with the Lease, the Company provided a $1 million letter of credit to the landlord as a security deposit for the Company's obligations under the Lease.

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
December 31, 2009

NOTE 11 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

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

Effective June 30, 2009, the Company uses 5,094 square feet of the approximate 50,000 square feet of the Deerfield Beach office for operations.  Effective December 31, 2009, the Company has accrued $1,848,674 related to the non-cancelable lease for the abandoned portion of the Deerfield Beach office, which is the net present value of the Company’s future lease payments through March 31, 2011 and consideration for early termination due under Lease plus management’s estimate of contractually required expenses pertaining to the Deerfield Beach office, which are estimated to be $2,861,749, less a portion of the Deerfield Beach office used in operations, which is estimated to be $62,396, less future sub-lease revenue, which is estimated to be $948,786.

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania.  The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of landlord’s building expenses. Under the terms of the lease agreement, rent is waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet.  The Company recorded a liability for deferred rent in the amount of $135,028 as of December 31, 2009.

The Company paid to the Landlord a security deposit of $110,000 under the lease (the “Security Deposit”) during the third quarter of 2006, which is accounted for as a deposit in other assets.  The Company will not earn interest on the Security Deposit.  The Security Deposit will decrease and the Landlord will return to the Company $10,000 on the third anniversary of the commencement date of the lease and on each anniversary thereafter until the required Security Deposit has been reduced to $20,000.  The Security Deposit will be returned to the Company 30 days after the end of the lease provided the Company has complied with all provisions of the lease.

Effective during the first quarter of 2007, the letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account.  Effective February 12, 2009 the money market account, which collateralized the letter of credit pertaining to our New York Office, was transferred into a certificate of deposit (“CD”).  These bank deposits are on deposit with the issuer of the letters of credit and are classified as restricted cash on the Company’s balance sheet, which as of December 31, 2009 and December 31, 2008 had a balances of $1,154,044 and $1,150,000, respectively.   The terms of the money market account allow the Company to receive interest on the principal but prohibits the Company from withdrawing the principal for the life of the Deerfield Beach letter of credit. The terms of the CD allow the Company to receive interest upon the maturity of the CD, which matures on March 12, 2010.  The Company is prohibited from withdrawing the interest on the CD until the March 12, 2010 maturity of the CD and the CD’s principal for the life of the New York letter of credit.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 11 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

On March 7, 2006, the Company entered into a sublease for approximately 13,773 square feet of office space located on the 7th floor at 1120 Avenue of the Americas, New York, New York (“Sublease Agreement”).  The initial term of the Sublease Agreement commenced on March 2006, and terminates on December 31, 2010. The monthly rent increases every 12 months, starting at approximately $303,000 per annum plus a proportionate share of landlord’s building expenses and ending at approximately $341,000 per annum plus a proportionate share of landlord’s building expenses.  In connection with the Sublease Agreement, the Company provided a $151,503 letter of credit to the landlord as a security deposit for the Company’s obligations under the sublease.  On May 15, 2006 the Company received the landlord's consent, dated April 18, 2006, to the Sublease Agreement.

On March 7, 2006, the Company entered into a sublease for approximately 13,773 square feet of office space located on the 7th floor at 1120 Avenue of the Americas, New York, New York (the “Sublease Agreement”).  The initial term of the Sublease Agreement commences in March 2006, and terminates on December 31, 2010. The monthly rent increases every 12 months, starting at approximately $303,000 per annum plus a proportionate share of landlord’s building expenses and ending at approximately $341,000 per annum plus a proportionate share of landlord’s building expenses.  In connection with the Sublease Agreement, the Company provided a $151,503 letter of credit to the landlord as a security deposit for the Company’s obligations under the sublease.  On May 15, 2006 the Company received the landlord's consent, dated April 18, 2006, to the Sublease Agreement.  In March 2008, the Company closed its sales office located in New York.  On April 17, 2008 the Company entered into a sub-lease agreement with a third party (“2008 Sublease Agreement”) whereby the third party will sub-lease the Company’s New York office space for the balance of the Company’s Sublease Agreement and pay the Company sub-lease payments essentially equal to the Company’s costs under the Sublease Agreement.  The terms of the 2008 Sublease Agreement required the Company to make certain leasehold improvements. The third party commenced paying sub-sublease payments to the Company in September 2008; however the third party subsequently failed to pay their certain rent when due and on July 23, 2009 the Company and the third party entered into a settlement agreement whereby both parties agreed to terminate the 2008 Sublease Agreement.  Effective December 31, 2009, the Company has accrued $385,005 related to the non-cancelable lease for the abandoned facilities, which is net present value of the Company’s future lease payments due under the remaining Sublease Agreement term plus management’s estimate of utility payments.

The Company leases certain real and personal property under non-cancelable operating leases.  Rent expense was $3,583,972 and $2,482,008 for the years ended December 31, 2009 and 2008, respectively.

Future minimum payments required under operating leases, severance and employment agreements and service agreements at December 31, 2009 are as follows:

2010	$2,547,855
2011	1,841,595
2012	1,425,862
2013	1,195,111
2014	1,201,309
thereafter	1,721,054

Total	$9,932,786

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 11 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

Litigation

On August 28, 2008, one of our former employees, the plaintiff, filed a national class action complaint in the Seventeenth Judicial Circuit of Florida, Broward County, case no. 062008 CA 042798 XXX CE, alleging that we breached a contract with employees by failing to provide certain commissions and/or bonuses. The complaint also contained claims for an accounting and for declaratory relief relating to the alleged compensation agreement.  The plaintiff purported to bring these claims on behalf of a class of current and former insurance sales agents.  We filed a motion to dismiss the complaint.  In response, at the hearing on our Motion to Dismiss, the plaintiff stated that he would amend the complaint.  The amended complaint is no longer pled as a class action but, instead, includes 64 named plaintiffs.  The plaintiffs seek payment from us of all commissions allegedly owed to them, triple damages, attorneys’ fees, costs, and interest.  We are in the process of responding to the amended complaint.  In addition, the parties are engaging in the exchange of discovery requests and responses.  We believe that the plaintiffs’ claims are without merit and intend to vigorously defend the litigation.

On March 24, 2009, certain of our stockholders filed an action in the Supreme Court of the State of New York, County of New York, Index No. 650174/2009, against us, our board of directors, two of our investors and the investors’ affiliates relating to alleged offers we purportedly received in 2008 and a private placement transaction conducted in January 2009. The plaintiffs alleged that the members of our board of directors breached their fiduciary duties in responding to the offers received in 2008 and in connection with the private placement transaction conducted in January 2009. The complaint also contained claims for unjust enrichment against certain directors whom plaintiffs claim are “interested” and claims for aiding and abetting breach of fiduciary duty and unjust enrichment against our stockholder, Cross Atlantic Capital Partners, Inc., and its affiliates. The plaintiffs sought to rescind and cancel the private placement, enjoin the board of directors from undertaking certain measures and remove certain directors from the board. The plaintiffs also sought money judgments in an amount not less than $10,000,000, plus interest, attorneys’ fees, and accounts and experts’ fees. On May 29, 2009, the defendants moved to dismiss the complaint. The motion was granted on August 13, 2009 on forum non conveniens grounds. On August 14, 2009, a writ of summons was filed in the Court of Common Pleas, Philadelphia County No. 090801764 against us, our board of directors, two of our investors and the investors’ affiliates by the same stockholders who brought the New York action and seven additional stockholders.

On October 27, 2009 we entered into an agreement with the stockholders who brought the New York action in which they agreed to withdraw from the Philadelphia litigation and provided a general release of all claims against us, our board of directors and the other defendants. These stockholders discontinued their claims against the defendants in the writ of summons filed in August.  The terms of this settlement agreement required Co-Investment Fund to purchase all of the shares of common stock held by the settling plaintiffs (which amounted to 6,108,997 shares).

On December 21, 2009, five of the remaining shareholders who filed the writ of summons discontinued their claims against the defendants named in the writ of summons.  Also on December 21, 2009, Alvin Clemens, a former officer and director of our company, Robert Kaul and Arthur Nagel (both of whom are shareholders of our company) filed a complaint in the Philadelphia action. The complaint brought claims for breach of fiduciary duty against the members of our board of directors for their alleged actions in responding to the offers received in 2008 and in connection with the private placement transaction conducted in January 2009. The complaint also contained claims for aiding and abetting the alleged breach of fiduciary duty and unjust enrichment against our stockholder, Cross Atlantic Capital Partners, Inc., and its affiliates. The plaintiffs sought to rescind and cancel the private placement, enjoin the board of directors from undertaking certain measures and remove certain directors from the board. The plaintiffs also sought money judgment against our board members in an amount in excess of $50,000 and against Cross Atlantic and its affiliates in an amount in excess of $10,000,000, plus interest, attorneys’ fees, and accounts and experts’ fees.  Defendants filed preliminary objections to the complaint on January 11, 2010, arguing that the claims should be dismissed and/or venue should be in Delaware County and not in Philadelphia County.  Plaintiffs filed an amended complaint on February 1, 2010 but then discontinued and ended their complaint on  February 22, 2010.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 11 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

Guarantee of Indebtedness by the Company to Third Parties Pertaining to Unearned Commission Advances Paid to Non-employee ISG Agents

The Company is a party to sales and marketing agreements whereby the Company has guaranteed the repayment of unearned commission advances paid directly from third parties including certain of the Company’s insurance carriers to the Company’s non-employee ISG agents. Under these agreements certain third parties pay commissions directly to the Company’s non-employee ISG agents and such payments include advances of first year premium commissions before the commissions are earned. Unearned commission advances from the Company’s insurance carriers to the Company’s non-employee ISG agents are earned after the insurance company has received payment of the related premium. In the event that the insurance company does not receive payment of the related premium pertaining to an unearned commission advance the third parties generally deduct the unearned commission advance from its commission payments to the Company’s non-employee ISG agents in the form of charge-backs. In the event that commission payments from these third parties to the Company’s non-employee ISG agents do not exceed the charge-backs these third parties may deduct the unearned commission advance to non-employee ISG agents from their payments to the Company or demand repayment of the non-employee ISG agents’ unearned commission balance from the Company. The current amount of the unearned commission advances these third parties to the Company’s non-employee ISG agents, which is the maximum potential amount of future payments the Company could be required to make to these third parties, is estimated to be approximately $643,000 as of December 31, 2009. As of December 31, 2009 the Company has recorded a liability of $33,070 in accrued expenses in liabilities of discontinued operations for the estimated amount the Company anticipates it will pay pertaining to these guarantees. Unearned commission advances from these third parties are collateralized by the future commission payments to the non-employee ISG agents and to the Company. The Company has recourse against certain non-employee ISG agents in the event the Company must pay the unearned commission advances.

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

As of December 31, 2009 the Company has not taken delivery of the STP software or issued Common Stock in connection with the License Agreement.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 12 - INCOME TAXES

The Company has net operating loss carry forwards for federal income tax purposes of approximately $31,000,000 at December 31, 2009, the unused portion of which, if any, expires in years 2025 through 2029. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  The issuance of the Company’s Series A convertible preferred stock on January 15, 2009 resulted in a change of control as defined under IRC 382.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2009 and 2008:

	2009	2008
Computed “expected” benefit	$(2,215,959)	$(3,141,629)
State tax benefit, net of federal effect	(189,939)	(269,283)
Amortization/impairment of acquisition related assets	564,002	724,266
Stock based compensation	230,478	527,321
Gain on change in fair value of warrants	(203,069)	-
Other permanent differences	57,180	57,489
Increase in valuation allowance	1,757,307	2,101,836
	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets:
Net operating loss carry forward	$11,888,403	$9,589,320
Unearned commission advances	1,315	1,148,421
Compensation expense	90,125	77,094
Depreciation	0	41,011
Lease abandonment	848,798	0
All Other	121,889	444,645
Total deferred tax asset	12,950,530	11,300,491
Deferred tax liabilities:
Depreciation	(91,561)	0
Software development costs	(118,462)	(317,291)
Total deferred tax liabilities	(210,023)	(317,291)
Net deferred tax asset	12,740,507	10,983,200
Less: Valuation allowance	(12,740,507)	(10,983,200)
	$-	$-

Management re-evaluated its 2008 deferred tax assets and reduced such amounts as well as the corresponding valuation allowance by $1,958,944.  The adjustments had no effect on the Company’s financial position or net income (loss) for the year ended December 31, 2008.  The Company believes they will be able to utilize deferred tax assets equal to the total deferred tax liabilities.  The Company has fully reserved the deferred tax asset in excess of the deferred tax liabilities due to the substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance was increased by $1,757,307 from the prior year.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 13 – SUBSEQUENT EVENTS

Management evaluated the effects of all subsequent events through April 15, 2010.  Management’s evaluation has identified the matters noted below which require disclosure as significant events subsequent to December 31, 2009.

Expiration of Warrants

On March 30, 2010, warrants to purchase 350,000 shares of the Company’s Common Stock at an exercise price of $2.80 per share expired in accordance with the terms of the warrants.

Rights Offering - Issuance of Preferred Stock and Warrants

On January 14, 2010 the Company filed a prospectus for a rights offering on form S-1/A, which the Commission declared effective on January 22, 2010, to distribute to shareholders at no charge, one non-transferable subscription right for each 12,256 shares of our common stock and 613 shares of our preferred stock owned as of January 1, 2010, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares.  If the rights offering was fully subscribed the gross proceeds from the rights offering would have been $5 million. This rights offering was designed to give all of the holders of the Company’s common stock the opportunity to participate in an equity investment in the Company on the same economic terms as the 2009 Private Placement.

The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $1,000. A Subscription Unit consisted of 250 shares of Preferred Stock and a five-year warrant to purchase 5,000 shares of Common Stock at an exercise price of $0.20 per share.  In the event that a holder of a Subscription Unit purchased all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder had the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights.

Effective with the expiration of the subscription rights, which occurred on March 26, 2010, holders of subscription rights exercised in aggregate 1,061 basic subscription rights and 46 over subscription rights for a total 1,107 Subscription Units.  The Company received $1,107,000 in gross proceeds as a result of the exercise of Subscription Units.  As a result of the exercise of 1,107 Subscription Units the Company issued effective on March 26, 2010 in aggregate 276,750 shares of Preferred Stock and five-year warrants to purchase in aggregate 5,535,000 shares of Common Stock at an exercise price of $0.20 per share. Effective with the expiration of the subscription rights all unexercised subscription rights expired.

Sale of Insurint

On March 31, 2010, the Company entered into and completed an asset purchase agreement of sale for Insurint (“Insurint Sale Agreement”) with an unaffiliated third party.  Pursuant to the terms of the Insurint Sale Agreement the Company sold essentially all assets used in the Company’s Insurint’s business including the Insurint software, www.insurint.com web site, other intellectual property specific to Insurint including but not limited to the customer base and all future revenue pertaining to Insurint.  The buyer agrees to assume future Insurint commitments and expenses subsequent to March 31, 2010.

Pursuant to the Insurint Sale Agreement the Company will receive in aggregate $625,000 in cash from the buyer of Insurint, of which $312,500 was received on April 1, 2010 and the $312,500 balance will be received over twenty three equal monthly installments in the amount of $13,020.83, with the first monthly payment being due on May 1, 2010, and a last monthly payment being in the amount of $13,020.91 and being due on April 1, 2012.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 13 – SUBSEQUENT EVENTS (continued)

As of December 31, 2009 the Company’s assets and liabilities pertaining to Insurint were $7,906 and $20,753 respectively.  As of December 31, 2009 the Company’s long lived assets pertaining to Insurint were fully depreciated or fully amortized. The Company’s revenue and expense pertaining to Insurint for the year ended December 31, 2009 was $163,783 and $1,557,901, respectively.  The Company’s revenue and expense pertaining to Insurint will cease effective March 31, 2010.

The Company anticipates recording a gain on the sale of Insurint of approximately $625,000 on March 31, 2010.

Modification of Loan Agreement and Note

On April 13, 2010 the Company and Co-Investment agreed to modify the terms of the Loan Agreement and the Note such that; i) the $1,250,000 Loan can be increased upon demand by the Board of Directors of Parent (with 10 days written notice) by an additional amount of up to $1,000,000 under the same terms and conditions as in the Loan Agreement and Note, and ii) the date the Loan and accrued interest will be due and payable was changed from December 22, 2010 to July 1, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

NONE

ITEM 9A(T).        CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that assessment, the Chief Executive Officer and Chief Financial Officer has concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our internal controls and procedures were not effective as of December 31, 2009.

Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required recording and disclosure.

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

As of December 31, 2009 management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal controls over financial reporting were not effective as of December 31, 2009.  The material weakness is as follows:

We did not maintain effective controls over financial reporting to ensure timely and accurate recognition and disclosure of the Company’s warrant liability and the gain on the change in fair value of the warrant liability in 2009. The Company’s internal controls over financial reporting failed to timely determine that certain warrants issued by the Company with provisions that reduce the exercise price of certain warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.  This determination was made as a result of input from the Company’s external auditors in connection with their audit of the Company’s financial statements.  Due to the (1) materiality of the warrant liability and gain on the change in fair value of the warrant liability and (2) the failure of the Company’s internal controls over financial to timely identify that certain warrants did not qualify for a scope exception under ASC 815, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.

Management’s Remediation Actions

In 2009, Management implemented procedures to evaluate whether any or all of the Company’s warrants continued to qualify for a scope exception under ASC 815, identify those warrants that no longer qualify for a scope exception under ASC 815 based on the determination that such warrants were not indexed to the Company’s stock as prescribed by ASC 815, valuation of warrant liability based on fair value and determination of the gain on the change in fair value of the warrant liability, determine the accurate recording and appropriate disclosure of warrant liability and gain on the change in fair value of the warrant liability.

As a result of the implementation of the above procedures, Management has concluded that the material weakness described above has been remediated as of March 29, 2010.

Changes in internal control over financial reporting.

Except as noted above, there have not been any changes in the Company’s internal control over financial reporting during the Company’s last fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION.

We held our annual meeting of shareholders on December 17, 2009.  The following nominees were elected to our board of directors at our annual meeting.  The number of votes for each nominee is set forth below:

	Number of Shares Voted in Favor	Number of Shares Withheld
Donald R. Caldwell	37,719,951	881,658
John Harrison	37,929,531	663,078
Warren V. Musser	37,853,531	748,078
Robert J. Oakes	37,938,531	663,078
Sanford Rich	37,938,531	663,078
L.J. Rowell	37938,531	663,078
Paul Soltoff	37,937,531	664,078
Frederick C. Tecce	37,854,531	747,078
Anthony R. Verdi	37,938,531	663,078
Edmond Walters	37,938,531	663,078

In addition, the following proposal was approved at the annual meeting.  The number of votes for the proposal is set forth below:

	For	Against	Abstain
Proposal to ratify the appointment of Sherb & Co., LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009	38,006,831	585,728	9,050

There were no broker non-votes with respect to the election of directors and the proposal to ratify the appointment of Sherb & Co., LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Corporate Governance

Donald R. Caldwell, 63, has served as one of our directors and as one of the Co-Chairman of our board of directors from April 2008 through November 24, 2009 and as our Chairman since November 24, 2009. Mr. Caldwell founded Cross Atlantic Capital Partners, Inc. in 1999, and presently serves as its Chairman and Chief Executive Officer. He has serves as a Director at Rubicon Technology, Inc. since 2001, and at Diamond Management & Technology Consultants, Inc. (NASDAQ) since 1994, a member of their Compensation Committee, Audit Committee and as the lead director since 2006. Mr. Caldwell is a Director and a member of the Compensation and Audit Committees and chairman of the Executive Committee of Quaker Chemical Corporation (NYSE),  and a member of the Compensation Committee and the board of Voxware, Inc. (NASDAQ), a supplier of voice driven solutions. Mr. Caldwell is a director, chairman of the audit committee and member of the compensation committee of Lighting Gaming, Inc. since 2005.  Mr. Caldwell was a director of Kanbay International, Inc. from 1999 through 2007.  From 1996 to 1999, Mr. Caldwell was President and Chief Operating Officer and a Director of Safeguard Scientifics, Inc. Mr. Caldwell is a Certified Public Accountant in the State of New York.  Mr. Caldwell’s experience serving as a director and officer of numerous public companies qualifies him to be a member of our board of directors.

John Harrison, 66, has served as one of our directors since November 2005. He is a founding Partner and Executive Director of The Keystone Equities Group, Inc., a full service investment banking group and a registered NASD broker-dealer founded in 2003. Mr. Harrison also is a Managing Director of Covenant Partners, a hedge fund that invests in direct marketing services companies. In 1999, Mr. Harrison became a founding Partner of Emerging Growth Equities, Ltd., a full service investment banking and brokerage firm focused on raising capital for emerging technology companies addressing high-growth industry sectors. From 1985 to 2000, Mr. Harrison served as President of DiMark, a direct marketing agency that was subsequently acquired by Harte-Hanks in 1996. He also has held senior management positions with CUNA Mutual, RLI Insurance and CNA Insurance where he directed their direct marketing practice. Mr. Harrison was Chairman of the board of Professional Insurance Marketing Association (PIMA) and is on the advisory board of DePaul University’s Interactive and Direct Marketing Institute. He serves as a director of IXI Corporation, a database marketing company that uses proprietary wealth and asset information, and Solutionary, Inc., a full-service provider of managed security services.  Mr. Harrison’s extensive experience in the financial and insurance sectors qualifies him to be a member of our board of directors.

Warren V. Musser, 82, has served as one of our directors since January 2006 and as the Vice Chairman of our board of directors since March 2006. He also has served as President of The Musser Group, a financial consulting company, since 2001, a Director of NutriSystem, Inc. from February, 2003 to the present, Chairman of the Board of Directors of Telkonet, Inc. from 1996 to November, 2009, a Director of Telkonet, Inc. from November, 2009 to the present, Chairman of the Board of Directors of InfoLogix, Inc. from November,  2006 to November, 2009 and Chairman Emeritus from November, 2009 to the present and Director of MSTI Holdings, Inc. from May, 2007 to April, 2009. Mr. Musser is the Chairman Emeritus at Safeguard Scientifics, Inc., where he was the Chairman and Chief Executive Officer from 1953 until 2001.  Mr. Musser serves on a variety of civic, educational and charitable boards of directors.  Mr. Musser’s 50+ years of business experience and civic service qualifies him to be a member of our board of directors.

Robert J. Oakes, 52, has served as one of our directors since August 2008. He has served as the President and CEO of our InsPro Technologies, LLC subsidiary since our acquisition of the subsidiary on October 1, 2007. From 1986 until 2007 Mr. Oakes was President and Chief Executive Officer of the general partner of Atiam Technologies L.P. (now known as InsPro Technologies, LLC), a software development and servicing company that developed, expanded and serviced products to serve the insurance and financial services markets. Mr. Oakes founded InsPro Technologies under the name “Atiam” in 1986 and led the company’s effort to design and develop its flagship product, InsPro. InsPro is a state-of-the-art Insurance, Marketing, Administration, and Claim System that provides end-to-end insurance processing, technology and support, for a broad range of life, health, and disability products.  Mr. Oakes’ experience in the development of our flagship product and the management of InsPro Technologies, LLC qualifies him to be a member of our board of directors.

Sanford Rich, 52, has served as one of our directors since April 2006. Mr. Rich is currently a Managing Director with Whitemarsh Capital Advisors LLC, a broker-dealer since February 2009. He was the Managing Director, Investment Banking for Matrix USA LLC from May 2008 through February 2009. Mr. Rich served as a director and audit committee chairman of Interclick, Inc. from 2007 to 2010.  From 1995 to May 2008 Mr. Rich was Director, Senior Vice President and Portfolio Manager at GEM Capital Management Inc. From 1993 to 1995, Mr. Rich was a Managing Director of High Yield Finance, Capital Markets & North American Loan Syndicate, Sales and Trading at Citicorp Securities. From 1985 to 1993, he served as Managing Director of Debt Capital Markets at Merrill Lynch. From 1978 to 1985, Mr. Rich held various Analyst positions in numerous companies, including Cypress Capital Management, Inc. (Vice President and Analyst from 1983 to 1985), FIAMCO (Distressed/High Yield Bond Analyst from 1981 to 1983), Progressive Corporation (Financial Analyst from 1980 to 1981) and Prescott, Ball and Turben (Distressed/High Yield Bond Analyst from 1978 to 1980).  Mr. Rich’s 30+ years of experience in the financial sector qualifies him to be a member of our board of directors.

L.J. Rowell, 77, has served as one of our directors since April 2006. He is a past President (1984-1996), Chief Executive Officer (1991-1996) and Chairman of the Board (1993-1996) of Provident Mutual Life Insurance Company, where he also held various other executive and committee positions from 1980 until his retirement in 1996. Mr. Rowell served on the board of directors of the PMA Group from 1992 until 2009.  Mr. Rowell served on the board of directors of the Southeast Pennsylvania Chapter of the American Red Cross, the American College, The Foundation at Paoli, and The Milton S. Hershey Medical Center. Mr. Rowell also has served on the Board of Trustees of The Pennsylvania State University as a business and industry trustee since 1992. In 1991, he served as the Chairman of the Major Business Division for the United Way of Southeastern Pennsylvania. Mr. Rowell also has served as chairman of The American Red Cross Ad Blood Campaign and has previously served on its Major Contributions Donor Campaign.  Mr. Rowell’s extensive experience in the health insurance industry and his civic service for various health care organizations qualifies him to be a member of our board of directors.

Paul Soltoff, 55, has served as one of our directors since November 2005.  He also has served as Chairman and Chief Executive Officer of Acquirgy, Inc. since 2009.  He served as Chairman and Chief Executive Officer of SendTec, Inc. since its inception in February 2000 through 2009.  From 1997 until February 2000, Mr. Soltoff served as Chief Executive Officer of Soltoff Direct Corporation, a specialized direct marketing consulting company. From September 2004 until October 2005, Mr. Soltoff served as a director of theglobe.com.  Mr. Soltoff’s experience as an officer and director in the Internet marketing sector qualifies him to be a member of our board of directors.

Frederick C. Tecce, 74, has served as one of our directors since August 2007. He currently serves as of counsel with Buchanan Ingersoll & Rooney. He was an attorney with Klett Rooney Lieber & Schorling when it joined Buchanan in 2006. Mr. Tecce also serves as counsel to Cross Atlantic Capital Partners and has served on the investment committees of three of the funds managed by Cross Atlantic Partners. Mr. Tecce is a director of Lighting Gaming, Inc. since 2005.  Mr. Tecce previously served as Senior Vice President and General Counsel of Academy Life Insurance Company. Mr. Tecce served on the transition team for Pennsylvania Governor Tom Ridge and was appointed by Governor Ridge to serve as a member of the board of the $50 billion Public School Employees Retirement System (PSERS), where he served as chairman of the Finance Committee until his retirement in September of 2001. He was appointed by U.S. Senator Rick Santorum to the Federal Judicial Nominating Committee where he served for several terms and also served on Dr. Robert Gallo’s Board of Visitors at the University of Maryland Institute for Human Virology. He has also served on the board of directors of several listed companies.  Mr. Tecce’s numerous legal, business and government experiences qualify him to be a member of our board of directors.

Anthony R. Verdi, 61, has served as one of our directors since June 2008, as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008 and from June 20, 2008 as Acting Principal Executive Officer. From 2001 until November 2005, Mr. Verdi has provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. Mr. Verdi served as Chief Operating Officer of Provident and Chief Financial Officer of HealthAxis. From January 1990 until December 1998 Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller.  Mr. Verdi’s extensive experience in the health insurance industry and his financial and accounting background qualifies him to be a member of our board of directors.

Edmond J. Walters, 48, has served as one of our directors since April 2008. Mr. Walters is Founder and Chief Executive Officer of eMoney Advisor, a wealth planning and management solutions provider for financial advisors that Mr. Walters founded in 2000 and is now a wholly-owned subsidiary of Commerce Bancorp. Prior to forming eMoney Advisor in 2000, Mr. Walters spent more than 20 years in the financial services industry, advising high net worth clients. From 1983 to 1992 he was associated with Kistler, Tiffany & Company in Wayne, PA. In 1992, Walters helped found the Wharton Business Group, a financial advising firm, in Malvern, PA.  Mr. Walters’ 20+ years of experience in the financial sector qualify him to be a member of our board of directors.

The Board has determined that Messrs. Harrison, Musser, Rich, Rowell, Tecce, Soltoff and Walters are “independent” directors as defined by Rule 4200(a)(15) of the NASDAQ listing standards and as defined by Rule 10A-3(b)(1)(ii) promulgated by the Commission.

Board Leadership Structure and Risk Oversight

The role of chief executive officer and chairman of the board are separate positions. We believe it is the chief executive officer’s responsibility to oversee the Company’s operations and the chairman’s responsibility to coordinate the appropriate functioning of the board.   As directors continue to have more oversight responsibilities than ever before, we believe it is beneficial to have a chairman whose sole role with the Company is leading the board.

Mr. Caldwell is primarily responsible for overseeing the Company’s risk management processes on behalf of the full board. Mr. Caldwell receives reports from management at least quarterly regarding the Company’s assessment of risks. In addition, Mr. Caldwell is also Chairman of the Audit Committee and together with the other members of the Audit Committee meets with management to discuss the Company’s policies with respect to risk assessment and risk management, the Company’s major financial risk exposures and the steps management has taken to monitor and mitigate these exposures. Mr. Caldwell reports regularly to the full board of directors, which also considers the Company’s risk factors. While the board oversees the Company’s risk management, company management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach.

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

Corporate Governance and Committees

Our board of directors currently is composed of Messrs. Caldwell, Harrison, Musser, Oakes, Rich, Rowell, Soltoff, Tecce, Verdi and Waters. Mr. Caldwell is the Chairman of our board of directors. Directors serve until the next annual meeting of stockholders, until their successors are elected or appointed or qualified, or until their prior resignation or removal.  Our executive officers are appointed by, and serve at the discretion of, our board of directors.  Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. Pursuant to our bylaws, our board of directors may from time to time establish other committees to facilitate the management of our business and operations.

Audit Committee

The members of our audit committee are Messrs. Caldwell, Rich and Rowell. Mr. Caldwell became chairman of the committee effective upon his appointment to the board on April 1, 2008.  Our board of directors has determined that Mr. Caldwell is an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission.  Although our common stock is not listed on NASDAQ and, as a result, we are not subject to NASDAQ’s listing standards, we voluntarily strive to comply with such standards.  Our board of directors, in applying the above-referenced standards, has affirmatively determined that each of Messrs. Rich and Rowell are “independent”.

Compensation Committee

The members of our compensation committee are Messrs. Harrison, Rich and Tecce. Mr. Harrison chairs the committee.

Nominating and Governance Committee

The members of our nominating and governance committee are Messrs. Rowell, Harrison and Soltoff.  Mr. Rowell chairs the committee. This Committee is responsible for recommending qualified candidates to the board of directors for election as directors, including the slate of directors that the Board proposes for election by stockholders at Annual Meetings.  While the Committee does not have a formal diversity “policy,” the Committee recommends candidates based upon many factors, including the diversity of their business or professional experience, the diversity of their background and their array of talents and perspectives.  We believe that the Committee’s existing nominations process is designed to identify the best possible nominees for the Board, regardless of the nominee’s gender, racial background, religion, or ethnicity.  The Committee identifies candidates through a variety of means, including recommendations from members of the Board and suggestions from our management, including our Chairman and Chief Executive Officer.  In addition, the Committee considers candidates recommended by third parties, including stockholders. Stockholders wishing to recommend director candidates for consideration by the Committee may do so by writing our Secretary and giving the recommended candidate’s name, biographical data and qualifications.

The Nominating and Corporate Governance Committee operates under a formal charter adopted by the Board that governs its duties and standards of performance.  Copies of the Nominating and Corporate Governance Committee charter can be obtained free of charge by contacting the Company at the address appearing on the first page of this proxy statement to the attention of the Secretary.

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

Based solely on our review of the copies of Forms 3, 4, and 5 furnished to us, or representations from certain reporting persons that no Forms 3, 4 or 5 were required to be filed by such persons, we believe that all of our executive officers, directors, and persons who own more than ten percent of our common stock complied with all Section 16(a) filing requirements applicable to them during 2009, with the exception of Messrs. Caldwell, Harrison, Musser, Rich, Rowell, Soltoff, Tecce and Walters, who each inadvertently filed a late Form 4 to report their annual director stock grant on December 18, 2009.

ITEM 11.               EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid to, awarded to or earned during the fiscal years ended December 31, 2009 and 2008 by our Chief Executive Officer and each of our two other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered to us in all capacities during 2009. The executive officers listed in the table below are referred to in this report as our “named executive officers”. There were no non-equity incentive plan compensation or non-qualified deferred compensation earnings for any of the named executive officers for the fiscal years ended December 31, 2009 and December 31, 2008.

						All Other
				Stock Awards	Option Awards	Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (7)	($)	($) (5)	($) (6)	Total ($)

Alvin H. Clemens (1)	2009	90,000	-	-	-	9,608	99,608
Co-Chairman & fomer Chief Executive	2008	343,269	-	-	313,542	32,649	689,460
Officer

Charles Eissa (2)	2009	71,956	-	-	-	192,219	264,175
President	2008	264,423	-	-	-	20,408	284,831

Anthony R. Verdi (3)	2009	225,000	100,000	-	63,978	12,773	401,751
Acting Principal Executive Officer,	2008	232,211	-	-	-	14,556	246,767
Chief Financial Officer & Chief
Operating Officer

Robert J. Oakes (4)	2009	250,000	50,000	-	98,428	23,623	422,051
President Atiam Technologies LLC	2008	250,000	-	-	-	23,075	273,075

(1)           Mr. Clemens served as Co-Chairman of our board from April 1, 2008 to November 24, 2009.  Mr. Clemens served as Executive Chairman of our board of directors from January 2006 to March 2008 and as our Chief Executive Officer from December 2006 to March 2008.

(2)           Mr. Eissa was appointed as our President on November 18, 2005.  Mr. Eissa served as Chief Operating Officer from November 18, 2005 to March 31, 2008.  Mr. Eissa’s employment was terminated March 27, 2009.

 (3)           Mr. Verdi was appointed as our Chief Financial Officer on November 10, 2005, Chief Operating Officer on April 1, 2008 and interim Principal Executive Officer on June 20, 2008.

(4)           Mr. Oakes was appointed as President of our subsidiary InsPro Technologies, LLC on October 1, 2007 concurrently with the closing of our acquisition of InsPro.

(5)           Represents the aggregate grant date fair value of the stock option as of the date of grant using the Black-Scholes option-pricing model.  Fair value is estimated based on an expected life of five years, an assumed dividend yield of 0% and the assumptions below.

					Closing
		Fair Value at	Number of	Option	Stock Price
		Date of Grant	Options	Exercise	on the Date	Date of	Expected	Risk Free	Expected Life	Assumed
Name	Fiscal Year	($)	Granted (#)	Price ($)	of Grant ($)	Grant	Volatility	Interest Rate	in Years	Dividend Yield

Alvin H. Clemens	2009	-	-	-	-	-	-	-	-	-
	2008	$313,542	550,000	1.01	1.01	4/1/2008	67.35%	1.42%	5	0.00%

Anthony R. Verdi	2009	63,978	650,000	0.10	0.10	2/5/2009	200%	0.29%	5	0%
	2008	-	-	-	-	-	-	-	-	-

Robert J. Oakes	2009	98,428	1,000,000	0.10	0.10	2/5/2009	200%	0.29%	5	0%
	2008	-	-	-	-	-	-	-	-	-

(6)           All other compensation paid to our named executive officers in the fiscal year ended December 31, 2009 consisted of the following:

	Payments for	Company Paid		Company
	Personal Use of	Health, Life and		Matching of
	Auto and	Disabilitly		Employee 401(k)
Name	Equipment ($) (a)	Insurance ($) (b)	Severance ($) (c)	Contributions (d)	Total ($)

Alvin H. Clemens	3,960	5,648	-	-	9,608

Charles Eissa	3,731	7,456	180,527	505	192,219

Anthony R. Verdi	8,760	1,921	-	2,092	12,773

Robert J. Oakes	-	21,123	-	2,500	23,623

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

(c)   Severance represents payments to Mr.. Eissa for salary, auto and equipment allowances paid subsequent to his termination.

(d)   The Company implemented a 401(k) plan on January 1, 2007 and implemented an elective contribution to the Plan of 25% of the employee’s contribution up to 4% of the employee’s compensation, which were fully vested for the above named Executive Officers.

(7)           Messrs. Verdi and Oakes each received a one time bonus in 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the outstanding equity awards held by our named executive officers for the year ended December 31, 2009. The information below pertains to stock options, which were granted under the 2008 Equity Compensation Plan (which includes prior grants under our 2005 Incentive Stock Plan and our 2006 Omnibus Equity Compensation Plan), and restricted stock grants, which were granted in accordance with the terms of our 2006 Omnibus Equity Compensation Plan.  On October 29, 2009, the Co-Investment Fund II, L.P. acquired 6,108,997 shares of our common stock and as a result of this purchase, Co-Investment Fund II, L. P. now holds voting securities of the Company providing it with the right to cast approximately 53% of the votes on matters presented for a vote by the Company's stockholders, which constituted a change of control as defined in our 2008 Equity Compensation Plan.  As a result of the change of control all outstanding unvested options became vested and restrictions on restricted stock grants were lifted effective October 29, 2009.  There were no unvested stock or equity incentive plan awards held by our named executive officers as of December 31, 2009.

	Option Awards

			Equity
			Incentive
			Plan Awards:
			Number of
	Number of	Number of	Securities
	Securities	Securities	Underlying
	Underlying	Underlying	Unexercised	Option
	Unexercised	Unexercised	Unearned	Exercise	Option
	Options	Options	Options	Price	Expiration
Name	(#)	(#)	(#)	($)	Date

	Exercisable	Unexercisable

Alvin H. Clemens	550,000	-		1.01	4/1/2018
	300,000	-	-	1.00	11/22/2015

Charles Eissa	416,648	-	-	2.50	11/9/2015

Anthony R. Verdi	650,000	-	-	0.10	2/4/2014
	350,000	-	-	1.00	11/09/2015

Robert J. Oakes	1,000,000	-	-	0.10	2/4/2014

Employment, Severance and Other Agreements

Alvin H. Clemens

On November 27, 2007 we entered into an amended and restated employment agreement with Alvin H. Clemens. The employment agreement replaced and superseded Mr. Clemens’ existing employment agreement. On March 31, 2008, in connection with our March 31, 2008 private placement and Mr. Clemens’ resignation as our Chief Executive Officer and appointment as Co-Chairman of our Board of Directors, Mr. Clemens’ amended and restated employment agreement was terminated effective upon his resignation on April 1, 2008. In consideration of Mr. Clemens’ resignation as Chief Executive Officer and the termination of his existing Amended and Restated Employment Agreement, Mr. Clemens received incentive stock options to purchase 550,000 shares of our common stock. These options have a term of ten years and have an exercise per share equal to $1.01. The Company and Mr. Clemens had attempted to negotiate a new employment agreement governing the terms of Mr. Clemens’ position as Co-Chairman of the Board, which would provide Mr. Clemens with a one year term and a salary of $300,000 effective as of the date of Mr. Clemens’ resignation. The Company continued to pay Mr. Clemens a salary at an annualized rate of $300,000, together with employee benefits through March 31, 2009. Mr. Clemens employment, salary and benefits ceased on March 31, 2009.  Mr. Clemens resigned from the Board effective November 24, 2009.

Charles A. Eissa

Mr. Eissa served as our President and Chief Operating Officer through March 27, 2009.  Pursuant to his employment agreement, his annual base salary was $214,200 per year through April, 1, 2006, was then increased to $250,000 through March 19, 2007, and then increased to $300,000 through March 31, 2008.  In connection with our March 2008 private placement, Mr. Eissa’s employment agreement was amended, effective March 31, 2008, in order to revise Mr. Eissa’s annual base salary to $250,000 and to amend the term of his employment agreement to one year commencing on March 31, 2008.  On February 2, 2009, Mr. Eissa’s employment agreement was amended to amend the term of his employment agreement to a term of 13 months commencing on March 31, 2008 and ending on April 30, 2009.

On March 27, 2009, we agreed to a Separation of Employment and General Release Agreement with Mr. Eissa, whereby we and Mr. Eissa mutually agreed that Mr. Eissa’s employment terminated effective March 27, 2009, which we refer to as the separation date.  Under the terms of this agreement, we agreed to continue to pay Mr. Eissa his current base salary of $250,000 for a period of fourteen (14) months after the separation date, less applicable tax withholding, which amount will be paid in equal installments in accordance with our normal payroll practices.  We have also agreed to provide Mr. Eissa with continued medical, dental and vision coverage at the level in effect as of the separation date until the end of the twelve (12)-month period following the separation date.  We also agreed to vest, effective as of March 27, 2009, all remaining restricted common stock granted to Mr. Eissa on February 15, 2007, subject to the payment in cash of any withholding taxes to us.  These shares of restricted stock, by their original terms, would have vested between March 15, 2009 and February 15, 2010.  Any unvested stock option grants held by Mr. Eissa as of the separation date were forfeited.

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

Robert J. Oakes

Pursuant to a written employment agreement with InsPro Technologies, LLC, Mr. Oakes serves as InsPro Technologies, LLC’s President and Chief Executive Officer. Pursuant to his employment agreement, his annual base salary is $250,000 per year through October 1, 2010. He is entitled to receive such bonus compensation as may be determined by the Compensation Committee of the board of directors and such fringe benefits as are available to other executives of Health Benefits Direct Corporation. Mr. Oakes employment agreement shall be automatically extended for an additional one year term on October 1, 2010 and annually thereafter unless either party provides written notification to the other party of non-renewal no later than 60 days prior to the termination date of the agreement.

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

Compensation of Directors

The following table sets forth information concerning the compensation of all individuals who served on our board of directors during the fiscal year ended December 31, 2009. There were no non-equity incentive plan compensation or nonqualified deferred compensation earnings to any of our directors for the year ended December 31, 2009. Directors who are employees receive no additional or special compensation for serving as directors. All director compensation for Messrs. Clemens, Oakes and Verdi is included in the Summary Compensation Table.  Messrs. Caldwell and Tecce have assigned all of their board compensation to the Co-Investment Fund II, LP.   Messrs. Caldwell and Tecce are both stockholders, directors and officers of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P.

	Fees Earned or		Option
	Paid in Cash	Stock Awards	Awards	Total
Name	($) (1)	($) (2)	($)	($)

Donald Caldwell	24,500	5,700	-	30,200

John Harrison	10,500	750	-	11,250

Warren V. Musser	7,000	500	-	7,500

Sanford Rich	11,000	500	-	11,500

L.J. Rowell	11,500	750	-	12,250

Paul Soltoff	7,500	500	-	8,000

Frederick Tecce	26,000	500	-	26,500

Edmond Walters	7,000	500	-	7,500

(1)           Represents board and committee meeting and retainer fees paid to our directors under our Non-Employee Director Compensation Plan.

(2)           Represents the aggregate grant date fair value of stock awards to our directors under our Non Employee Director Compensation Plan for the most recently completed fiscal year pertaining to directors based on the closing price per share value of our common stock on the OTCBB on the date of the grant.

	Date of	Number of Shares of		Aggregate Value
	Stock Grant	Common Stock Granted	Value Per Share	of Stock Granted

Donald Caldwell	12/21/2009	114,010	$0.05	$5,700

John Harrison	12/21/2009	15,000	0.05	750

Warren V. Musser	12/21/2009	10,000	0.05	500

Sanford Rich	12/21/2009	10,000	0.05	500

L.J. Rowell	12/21/2009	15,000	0.05	750

Paul Soltoff	12/21/2009	10,000	0.05	500

Frederick C. Tecce	12/21/2009	10,000	0.05	500

Edmond Walters	12/21/2009	10,000	0.05	500

The following table sets forth information concerning the aggregate number of options available for non-employee directors as of December 31, 2009.

Aggregate Number of
Options Available as of
December 31, 2009

Donald Caldwell	-

John Harrison	250,000

Warren V. Musser	675,000

Sanford Rich	200,000

L.J. Rowell	200,000

Paul Soltoff	150,000

Frederick C. Tecce	-

Edmond Walters	-

Director Compensation Plan

Directors who are employees receive no additional or special compensation for serving as directors. Non employee directors receive the following compensation under the terms of our Non Employee Director Compensation Plan:

•	Each non employee director will receive the following cash compensation:

o	$5,000 annual retainer for each director

o	$2,000 annual retainer for the Audit Committee Chairperson

o	$1,000 annual retainer for the Compensation Committee Chairperson

o	$1,000 annual retainer for the Nominating and Governance Committee Chairperson

o	$1,000 meeting fee for each board meeting attending in person or via teleconference

o	$500 meeting fee for each committee meeting attending in person or via teleconference.

•	Each non employee director will receive the following equity compensation:

o
Upon election to our board of a directors, a newly elected director will receive a grant of restricted shares of common stock under our 2008 Equity Compensation Plan with an aggregate fair market value of $100,000, as determined by the closing market price of one share of our common stock on the date of the directors election to the board of directors, which shall vest in the following increments: (i) one-third on the date of the director’s election to the board of directors; (ii) one-third on the date of the first anniversary of the director’s election to the board of directors; (iii) one-third on the date of the second anniversary of the director’s election to the board of directors.

o
On a date specified by the Compensation Committee of the board, each director who serves as a director on that specified date will receive an annual grant of 10,000 fully vested shares of common stock granted under the 2008 Equity Compensation Plan.

o
On a date specified by the Compensation Committee of the board, each director who serves as a chairperson of a committee of the board of directors on that specified date will receive an annual grant of 5,000 fully vested shares of common stock granted under the 2008 Equity Compensation Plan.

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows information known by us with respect to the beneficial ownership of our common stock and preferred stock as of March 22, 2010, for each of the following persons:

•	each of our directors;

•	our named executive officers;

•	all of our directors, director nominees and executive officers as a group; and

•	each person or group of affiliated persons or entities known by us to beneficially own 5% or more of our shares.

The number of shares beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the Commission. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 22, 2010 through the exercise of any warrant, stock option or other right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying options and warrants that are exercisable within 60 days of March 22, 2010 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws, where applicable, the persons named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The following table is based on 41,543,655 shares of common stock and 1,000,000 shares of Series A preferred stock outstanding as of March 22, 2010. Unless otherwise indicated, the address of all individuals and entities listed below is Health Benefits Direct Corporation, 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially Owned
Directors and Executive Officers:

Donald R. Caldwell	73,754,261	(2)	Common Stock	71.9%
	1,000,000	(3)	Series A Preferred Stock	100%
Warren V. Musser	1,145,000	(4)	Common Stock	2.7%
Robert J. Oakes	1,398,899	(5)	Common Stock	3.3%
John Harrison	481,750	(6)	Common Stock	1.2%
L.J. Rowell	415,600	(7)	Common Stock	1.0%
Paul Soltoff	355,000	(8)	Common Stock	*
Sanford Rich	315,000	(8)(9)	Common Stock	*
Frederick C. Tecce	73,870,251	(10)	Common Stock	72.0%
	1,000,000	(3)	Series A Preferred Stock	100%
Anthony R. Verdi	1,085,000	(11)	Common Stock	2.6%
Edmond Walters	171,633		Common Stock	*
All directors and executive officers as a group (11 persons)	78,362,143	(1)(2)(4)(5) (6) (7)(8)(9) (10)(11)	Common Stock	93.0%

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially Owned
	1,000,000	(3)	Series A Preferred Stock	100%

Holders of More than Five Percent of Our Common Stock:

Alvin H. Clemens	4,922,457	(1)	Common Stock	10.0%
The Co-Investment Fund II, L. P.	73,453,211	(12)	Common Stock	71.8%
	1,000,000	(3)	Series A Preferred Stock	100%

*  Less than 1%

(1)
Includes 1,000,000 shares held by The Clemens-Beaver Creek Limited Partnership, of which Alvin H. Clemens is the general partner. Mr. Clemens disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. Also includes 100,000 shares held by Mr. Clemens’s minor children. Also includes 300,000 shares underlying options and 1,193,377 shares underlying warrants, all of which are exercisable within 60 days of March 22, 2010.  Also includes 500,000 shares underlying warrants held by the Clemens-Beaver Creek Limited Partnership which are exercisable within 60 days of March 22, 2010.

(2)
Includes 12,646,874 shares, 1,000,000 shares of Series A Convertible Preferred Stock, which is convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock, and 40,993,377 shares underlying warrants that are exercisable within 60 days of March 22, 2010 and are beneficially owned by Co-Investment Fund, designee of Cross Atlantic Capital Partners, Inc.  Mr. Caldwell is a managing partner of Cross Atlantic Capital Partners, Inc.  Mr. Caldwell is also a stockholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of Co-Investment Fund.  Mr. Caldwell disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(3)
Represents securities owned by Co-Investment Fund, the designee of Cross Atlantic Capital Partners, Inc., of which Frederick C. Tecce is the managing director and of which Donald R. Caldwell is managing partner.  Mr. Caldwell is also a stockholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of Co-Investment Fund.  Mr. Tecce and Mr. Caldwell disclaim beneficial ownership of these securities, except to the extent of their pecuniary interest therein.

(4)	Includes 440,000 shares underlying warrants and 675,000 shares underlying options, all of which are exercisable within 60 days of March 22, 2010.

(5)	Includes 1,000,000 shares underlying options, which are exercisable within 60 days of March 22, 2010.

(6)	Includes 250,000 shares underlying options and 86,750 shares underlying warrants, all of which are exercisable within 60 days of March 22, 2010.

(7)	Includes 200,000 shares underlying options that are exercisable within 60 days of March 22, 2010.

(8)	Includes 150,000 shares underlying options and 25,000 shares underlying warrants, all of which are exercisable within 60 days of March 22, 2010.

(9)	Includes 25,000 shares underlying warrants that are exercisable within 60 days of March 22, 2010.

(10)
Includes 50,000 shares underlying warrants that are exercisable within 60 days of March 22, 2010.  Also includes 12,646,874  shares, 1,000,000 shares of Series A Convertible Preferred Stock, which is convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock and 40,043,377 shares underlying warrants that are exercisable within 60 days of March 22, 2010 and are beneficially owned by Co-Investment Fund, designee of Cross Atlantic Capital Partners, Inc.  Mr. Tecce is a managing partner of Cross Atlantic Capital Partners, Inc.  Mr. Tecce disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(11)	Includes 1,000,000 shares underlying options and 25,000 shares underlying warrants, all of which are exercisable within 60 days of March 22, 2010.

(12)
According to Schedule 13D filed with the Commission by The Co-Investment Fund II, L.P. on November 5, 2009. Includes 40,993,377 shares underlying warrants that are exercisable within 60 days of March 22, 2010.  Includes 1,000,000 shares of Series A Convertible Preferred Stock, which is convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2009:

EQUITY COMPENSATION PLAN

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)

Equity compensation plans approved by security holders	77,243,535	$0.38	320,332

Equity compensation plans not approved by security holders	0	0	0

Total	77,243,535	$0.38	320,332

A description of the material terms of our equity compensation plans can be found in Note 8 – Shareholders Equity – Stock Options in the notes to the consolidated financial statements contained in Item 7 of this Annual Report on Form 10-K.

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

During 2009 we paid to Cross Atlantic Capital Partners, Inc., or Cross Atlantic, and the Co-Investment Fund II, L.P., or Co-Investment, in aggregate $312,660.   Co-Investment is the controlling stockholder of the Company and a designee of Cross Atlantic, of which Frederick C. Tecce, one of our directors, is a managing partner and of which Donald Caldwell, also one of our directors and Chairman of our board of directors, is Chairman and Chief Executive Officer.  The $312,660 consisted of the following:

•	$240,041 reimbursement of Cross Atlantic’s and Co-Investment’s out of pocket legal expenses incurred by them in connection with

o	Co-Investment’s purchase of the Company’s equity securities in the first quarter of 2009 in the amount of $40,000,

o	Co-Investment’s entering into a Loan Agreement and Secured Promissory Note with the Company in the fourth quarter of 2009 in the amount of $15,000,

o
Messrs. Caldwell and Tecce together with Cross Atlantic and Co-Investment’s out of pocket legal costs incurred as defendants named along with the Company and its directors in litigation brought about by certain stockholders of the Company in the amount of $185,041.  The Company has indemnified Messrs. Caldwell and Tecce together with Cross Atlantic and Co-Investment in connection with this litigation.

•
$50,500 of director fees, which were earned by Messrs. Caldwell and Tecce in accordance with the Company’s non employee director compensation plan, paid to the Co-Investment by mutual agreement between the Company, Co-Investment and Messrs. Caldwell and Tecce in connection with the Loan Agreement and Secured Promissory Note between the Company and Co-Investment.  Messrs. Caldwell and Tecce assigned their director fees to the Co-Investment Fund II, L.P.

•	$17,804 reimbursement of out of pocket costs pertaining to professional consulting services provided by Cross Atlantic to the Company.

•	$4,315 of reimbursement of out of pocket business travel expenses incurred by Messrs. Caldwell and Tecce in connection with their duties as directors of the Company.

We have engaged in the following transaction regarding sales of our common stock with our executive officers and directors, and with the beneficial holders of 5% or more of our common stock:

•
On January 15, 2009, we completed a private placement with Co-Investment, for an aggregate of 1,000,000 shares of our Series A Convertible Preferred Stock and warrants to purchase 1,000,000 shares of our Series A Convertible Preferred Stock.

o
The preferred stock is entitled to vote as a single class with the holders of the Company’s common stock with each share of preferred stock having the right to 20 votes.  Upon the liquidation, sale or merger of the Company, each share of preferred stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the preferred stock original issue price, subject to certain customary adjustments, or (B) the amount such share of preferred stock would receive if it participated pari passu with the holders of Common Stock on an as-converted basis.  Each share of preferred stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the preferred stock, immediately after stockholder approval of the amendment to the Company’s charter.  For so long as any shares of preferred stocks are outstanding, the vote or consent of the holders of at least two-thirds of the preferred stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the preferred stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the preferred stock.  In addition to the voting rights described above, for so long as 1,000,000 shares of preferred stocks are outstanding, the vote or consent of the holders of at least two-thirds of the shares of preferred stocks is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of preferred stock with an amount per share equal to two and a half (2.5) times the preferred stock original issue price.

o
The warrants provide that the holder thereof shall have the right (A) at any time after the Stockholder Approval Deadline, but prior to the earlier of (i) ten business days after the Company has properly provided written notice to all such holders of a Call Event (as defined below), (ii) the date on which the Company’s stockholders approve the Charter Amendment, or the Stockholder Approval Date, and (iii) January 14, 2014, to acquire 1,000,000 shares of Preferred Stock upon the payment of $4.00 per Preferred Warrant Share  and (B) at any time after the Stockholder Approval Date, but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below) and (ii) January 14, 2014, to acquire up to a total of 20,000,000 shares of Common Stock of the Company, or each a Warrant Share, upon the payment of $0.20 per Warrant Share, or the Exercise Price.  The Company also has the right, at any point after the Stockholder Approval Date and after which the volume weighted average trading price per share of the Preferred Stock for a minimum of 20 consecutive trading days is equal to at least eight times the Exercise Price per share, provided that certain other conditions have been satisfied, to call the outstanding Warrants, or a Call Event, in which case such Warrants will expire if not exercised within ten business days thereafter.  The Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.20 per share of Common Stock during the first two years following the date of issuance of the Warrants, subject to customary exceptions.

On December 22, 2009, we and our subsidiaries entered into a Loan Agreement and a $1,250,000 Secured Promissory Note, or the Note, with Co-Investment.

Pursuant to the terms of the Loan Agreement and the Note, Co-Investment extended the principal sum of $1,250,000, or the Loan, to us and our subsidiaries, or collectively, the Borrowers.  Pursuant to the Note, the Borrowers agreed to pay to the order of Co-Investment, the outstanding principal amount of the Note plus interest.  Interest will accrue on the unpaid principal balance of the Note at an annual rate of 8%, except in the case of an event of default as set forth in the Loan Agreement, in which case the rate of interest will increase to 11% until such event of default is cured.  All principal and accrued interest is due and payable on December 22, 2010.  Co-Investment may accelerate payment of the Loan in the event of default on the Loan as set forth in Loan Agreement.

Pursuant to the Loan Agreement, the Borrowers are prohibited from, among other things: (a) (i) entering into any merger, consolidation or reorganization with or acquiring all or substantially all of the assets or equity interests of any other entity, or (ii) selling, leasing, transferring or otherwise disposing of their properties or assets except in the ordinary course of business; (b) creating or suffering to exist any lien upon any of their property or assets, except as permitted; (c) becoming liable upon the obligations or liabilities of any person or entity; (d) purchasing or acquiring obligations or equity interests of, or any other interest in any person or entity; (e) making advances, loans or extensions of credit to any person or entity; (f) creating, incurring, assuming or suffering to exist any indebtedness or (g) violating any law, ordinance or regulation of any governmental entity.

The Note is secured by a perfected first-priority security interest in substantially all of the assets of the Borrowers, including all of the intellectual property assets of the Borrowers, and 100% of the stock our subsidiaries, pursuant to the terms of a Security Agreement, Intellectual Property Security Agreement and Pledge Agreement with Co-Investment, each of which were executed by the Borrowers and Co-Investment on December 22, 2009, concurrent with the execution of the Loan Agreement and the Note.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of Sherb & Co., LLP for the years ended December 31, 2009 and 2008 are set forth below:

	2009 Fees	2008 Fees
Audit Fees(1)	$87,000	$96,285
Audit-Related Fees(2)	11,500	15,000
Tax Fees(3)	9,500	15,000
All Other Fees	-	-
Total Fees	$108,000	$126,285

(1)
Audit fees for the fiscal years ended December 31, 2009 and 2008 were for professional services rendered for the audits and interim quarterly reviews of our consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees for the fiscal year ended December 31, 2009 were for professional services rendered for the audit of the Company’s 401(k) plan. Audit-related fees for the fiscal year ended December 31, 2008 were for out of pocket expenses incurred for the audit of our consolidated financial statements.

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

The following documents are filed as part of this Form 10-K:

1.           Financial Statements.  See Financial Statements on page 45 of this Annual Report on Form 10-K.

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

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009..

4.1	Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

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

4.14
Board Representation Agreement, date March 31, 2008, between Health Benefits Direct Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.15
Securities Purchase Agreement, dated January 14, 2009, by and between Health Benefits Direct Corporation and the Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.16
Registration Rights Agreement, dated January 14, 2009, by and between Health Benefits Direct Corporation and the Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

Exhibit Number	Description

4.17	Preferred Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.18	Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.19	Form of Warrant (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

10.1
Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2
Lease Agreement, dated February 9, 2004, between Case Holding Co. and Platinum Partners, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005).

10.3
Lease between Health Benefits Direct Corporation and FG2200, LLC, effective March 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 6, 2006).

10.4
Employment Agreement, dated November 18, 2005, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.5
Amendment 2008-1 to Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.7
Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.9
Employment Agreement, dated April 3, 2006, between HBDC II, Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2006).

10.10	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.11
Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.12
Sublease, dated March 7, 2006, between Health Benefits Direct Corporation and World Travel Partners I, LLC Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

Exhibit Number	Description
10.13
First Amendment to Sublease, dated April 18, 2006, between Health Benefits Direct Corporation ad World Travel Partners I, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.14
Letter Agreement, dated April 18, 2006, among World Travel Partners I, LLC, Health Benefits Direct Corporation, and 1120 Avenue of the Americas, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.15
Software and Services Agreement, dated May 31, 2006, among Health Benefits Direct Corporation, Insurint Corporation, and Realtime Solutions Group, L.L.C. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

10.16
Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006).

10.17
Separation Agreement, dated December 7, 2006, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.18
Amendment No. 1 to Option, dated as of February 15, 2007, delivered by Health Benefits Direct Corporation to Daniel Brauser (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 16, 2007).

10.19
Consent and Lock-Up Agreement, dated April 5, 2007, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2007).

10.20
Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s current report on From 8-K, filed with the Commission on October 4, 2007).

10.21
Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Alvin H. Clemens (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.22
Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.23
Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.25
Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

Exhibit Number	Description
10.26
Loan Agreement, dated December 22, 2009, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2009).

10.27
Secured Promissory Note, dated December 22, 2009, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2009).

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
Anthony R. Verdi
Principal Executive Officer, Chief Financial Officer and Chief Operating Officer

We, the undersigned officers and directors of Health Benefits Direct Corporation, hereby severally constitute and appoint Anthony R. Verdi our true and lawful attorney with full power to him to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all subsequent amendments to said Annual Report, and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Health Benefits Direct Corporation to comply with the provisions of the Securities Act of 1933, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney, or any of them, to said Annual Report and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANTHONY R. VERDI	Chief Financial Officer, Chief Operating	April 13, 2010
Officer and Director
Anthony R. Verdi	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ DONALD R. CALDWELL	Chairman	April 14, 2010
Donald R. Caldwell

/s/ WARREN V. MUSSER	Director	April 14, 2010
Warren V. Musser

/s/ JOHN HARRISON	Director	April 14, 2010
John Harrison

/s/ ROBERT J. OAKES	Director	April 13, 2010
Robert J. Oakes

/s/ PAUL SOLTOFF	Director	April 14, 2010
Paul Soltoff

/s/ SANFORD RICH	Director	April 13, 2010
Sanford Rich

Director
L.J. Rowell

/s/ FREDERICK C. TECCE	Director	April 14, 2010
Frederick C. Tecce

/s/ EDMOND WALTERS	Director	April 14, 2010
Edmond Walters

EXHIBIT INDEX

Exhibit Number	Description

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

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009..

4.1	Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

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

4.14
Board Representation Agreement, date March 31, 2008, between Health Benefits Direct Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.15
Securities Purchase Agreement, dated January 14, 2009, by and between Health Benefits Direct Corporation and the Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.16
Registration Rights Agreement, dated January 14, 2009, by and between Health Benefits Direct Corporation and the Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.17	Preferred Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.18	Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.19	Form of Warrant (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

10.1
Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2
Lease Agreement, dated February 9, 2004, between Case Holding Co. and Platinum Partners, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005).

10.3
Lease between Health Benefits Direct Corporation and FG2200, LLC, effective March 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 6, 2006).

10.4
Employment Agreement, dated November 18, 2005, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.5
Amendment 2008-1 to Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.7
Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.8
Merger Agreement, dated April 3, 2006, among Health Benefits Direct Corporation, ISG Merger Acquisition Corp., Insurance Specialist Group Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2006).

10.9
Employment Agreement, dated April 3, 2006, between HBDC II, Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2006).

10.10	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.11
Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.12
Sublease, dated March 7, 2006, between Health Benefits Direct Corporation and World Travel Partners I, LLC Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.13
First Amendment to Sublease, dated April 18, 2006, between Health Benefits Direct Corporation ad World Travel Partners I, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.14
Letter Agreement, dated April 18, 2006, among World Travel Partners I, LLC, Health Benefits Direct Corporation, and 1120 Avenue of the Americas, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.15
Software and Services Agreement, dated May 31, 2006, among Health Benefits Direct Corporation, Insurint Corporation, and Realtime Solutions Group, L.L.C. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

10.16
Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006).

10.17
Separation Agreement, dated December 7, 2006, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.18
Amendment No. 1 to Option, dated as of February 15, 2007, delivered by Health Benefits Direct Corporation to Daniel Brauser (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 16, 2007).

10.19
Consent and Lock-Up Agreement, dated April 5, 2007, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2007).

10.20
Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s current report on From 8-K, filed with the Commission on October 4, 2007).

10.21
Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Alvin H. Clemens (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.22
Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.23
Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.24
Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Ivan M. Spinner (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.25
Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.26
Loan Agreement, dated December 22, 2009, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2009).

10.27
Secured Promissory Note, dated December 22, 2009, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2009).

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