Form 10-Q
period 2010-03-31
HEALTH BENEFITS DIRECT CORP
filed 2010-05-17
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of May 17, 2010, there were 41,543,544 outstanding shares of common stock, par value $0.001 per share, of the registrant.

HEALTH BENEFITS DIRECT CORPORATION
Form 10-Q Quarterly Report

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$1,639,489	$1,403,653
Accounts receivable, net	622,506	1,015,069
Tax receivable	9,331	16,817
Prepaid expenses	154,619	83,834
Other current assets	37,559	43,227

Total current assets	2,463,504	2,562,600

Restricted cash	1,154,631	1,154,044
Property and equipment, net	785,543	768,184
Intangibles, net	949,258	1,088,065
Other assets	153,219	110,608

Total assets	$5,506,155	$5,683,501

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Note payable	$-	$7,595
Secured note from related party	1,277,397	1,252,740
Accounts payable	1,726,617	1,249,883
Accrued expenses	576,824	816,733
Current portion of capital lease obligations	161,847	135,913
Deferred revenue	491,500	232,500
Liabilities of discontinued operations	1,220,596	2,144,630

Total current liabilities	5,454,781	5,839,994

LONG TERM LIABILITIES:
Warrant liability	1,274,324	2,021,912
Capital lease obligations	276,916	201,627

Total long term liabilities	1,551,240	2,223,539

SHAREHOLDERS' (DEFICIT):
Preferred stock ($.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 and 1,000,000 shares issued and outstanding, respectively (liquidation value $12,767,500 and $10,000,000, respectively))	2,864,104	1,983,984
Common stock ($.001 par value; 200,000,000 shares authorized; 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	36,383,493	36,380,493
Accumulated deficit	(40,789,006)	(40,786,052)

Total shareholders' (deficit)	(1,499,866)	(2,380,032)

Total liabilities and shareholders' (deficit)	$5,506,155	$5,683,501

See accompanying notes to unaudited consolidated financial statements.
(1) Derived from audited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Revenues	$1,249,635	$1,682,711

Cost of revenues	1,758,408	1,517,482

Gross profit (loss)	(508,773)	165,229

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	596,009	1,378,795
Advertising and other marketing	57,343	101,899
Depreciation and amortization	231,811	211,320
Rent, utilities, telephone and communications	75,243	144,192
Professional fees	347,997	139,217
Other general and administrative	143,114	143,624

	1,451,517	2,119,047

Loss from operations	(1,960,290)	(1,953,818)

Gain from discontinued operations	1,031,155	708,489

Other income (expense):
Gain on change of fair value of warrant liability	974,468	-
Interest income	2,085	12,111
Interest expense	(50,372)	(20,051)

Total other income (expense)	926,181	(7,940)

Net loss	$(2,954)	$(1,253,269)

Net loss per common share - basic and diluted:
Loss from operations	$(0.03)	$(0.05)
Gain from discontinued operations	0.03	0.02
Net loss per common share - basic and diluted	$-	$(0.03)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,279,645

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT)
FOR THREE MONTHS ENDED MARCH 31, 2010
(Unaudited)

	Preferred Stock, $.001		Common Stock, $.001
	Par Value		Par Value
							Total
	Number of		Number of		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	(Deficit)

Balance - December 31, 2009	1,000,000	$1,983,984	41,543,655	$41,543	$36,380,493	$(40,786,052)	$(2,380,032)

Preferred stock and warrants issued in rights offering	276,750	880,120					880,120

Amortization of deferred compensation					3,000		3,000

Net loss for the period						(2,954)	(2,954)

Balance - March 31, 2010	1,276,750	$2,864,104	41,543,655	$41,543	$36,383,493	$(40,789,006)	$(1,499,866)

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(2,954)	$(1,253,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	231,811	211,320
Stock-based compensation and consulting	3,000	220,376
Gain on change of fair value of warrant liability	(974,468)	-
Loss on impairment of property and equipment of discontinued operations	-	416,764
Loss on impairment of intangible assets of discontinued operations	-	1,222,817
Gain on the disposal of property and equipment of discontinued operations	6,000	(1,562)
Changes in assets and liabilities:
Accounts receivable	392,563	(291,142)
Tax receivable	7,486	5,000
Prepaid expenses	(70,785)	23,639
Other current assets	(5,002)	2,388
Other assets	(42,611)	(6,306)
Accounts payable	476,734	(234,601)
Accrued interest on related secured note from related party	35,329	-
Accrued expenses	(239,909)	312,180
Due to related parties	-	(4,315)
Deferred revenue	259,000	152,501
Liabilities of discontinued operations	(930,035)	(2,525,951)

Net cash used in operating activities	(853,841)	(1,750,161)

Cash Flows From Investing Activities:
Purchase of property and equipment	(110,363)	(117,344)
Proceeds from the sale of property and equipment of discontinued operations	-	1,562

Net cash used in investing activities	(110,363)	(115,782)

Cash Flows From Financing Activities:
Payments on note payable	(7,595)	-
Gross proceeds from capital leases	134,335	85,790
Payments on capital leases	(33,113)	(24,397)
Restricted cash in connection with letters of credit	(587)	-
Gross proceeds from sales of preferred stock	1,107,000	4,000,000
Fees paid in connection with offering	-	(15,617)

Net cash provided by financing activities	1,200,040	4,045,776

Net increase in cash	235,836	2,179,833

Cash - beginning of the period	1,403,653	1,842,419

Cash - end of the period	$1,639,489	$4,022,251

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$15,043	$20,051

Non cash financing activities:
Accrued Interest on related party note	$35,329	$-

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 and notes thereto and other pertinent information contained in Form 10-K of Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) as filed with the Securities and Exchange Commission (the “Commission”).

The consolidated financial statements of the Company include the Company and its subsidiaries.  All material inter-company balances and transactions have been eliminated.

On March 31, 2010 we sold substantially all of Insurint’s assets and ceased our Insurint operations on that date.  These financial statements reflect Insurint’s activity as discontinued operations.  For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2010 presentation.   See Note 2 – Discontinued Operations.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.

Organization

Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) was formed in January 2004 for the purpose of acquiring, owning and operating businesses engaged in direct marketing and sale of health and life insurance products, primarily utilizing the Internet and our former call center. Our current operations consist of our InsPro Technologies LLC subsidiary (“InsPro Technologies”).

InsPro Technologies is a provider of comprehensive, web-based insurance administration software applications.  InsPro Technologies’ flagship software product is InsPro, which was introduced 2004.  InsPro Technologies offers InsPro Enterprise (“InsPro”) on a licensed and an ASP (Application Service Provider) basis.  InsPro is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business.  InsPro Technologies’ clients include insurance carriers and third party administrators.  InsPro Technologies realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and professional services.  We acquired InsPro Technologies on October 1, 2007.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2010 and 2009 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, warrant liability and revenue recognition.

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of 3 months or less to be cash equivalents.

Restricted cash

The Company considers all cash and cash equivalents held in restricted accounts pertaining to the Company’s letters of credit as restricted cash.

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2010 and December 31, 2009, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0.

Accounts receivable from the two largest InsPro Technologies clients accounted for 46% and 15%, respectively, of the Company’s total accounts receivable balance at March 31, 2010.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of March 31, 2010 and December 31, 2009, because of the relatively short-term maturity of these instruments and their market interest rates.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  In accordance with Statement of Financial Accounting Standards ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Intangible assets

Intangible assets consist of assets acquired in connection with the acquisition of InsPro Technologies and costs incurred in connection with the development of the Company’s software.  See Note 4 – Intangible Assets.

The Company’s InsPro Technologies subsidiary capitalized certain costs valued in connection with developing or obtaining software for external use.  These costs, which consist of direct technology labor costs, are capitalized subsequent to the establishment of technological feasibility and until the product is available for general release.  Both prior and subsequent costs relating to the establishment of technological feasibility are expensed as incurred.  Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established.  Software development costs are amortized on a straight-line basis over the estimated useful lives of the products not to exceed two years, beginning with the initial release to customers.  The Company continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of the capitalized software development costs should be revised or the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the net realizable value of its software products, as defined by the estimated future revenue from the products less the estimated future costs of completing and disposing of the products, compared to the unamortized capitalized costs of the products.  As of March 31, 2010, management believes no revisions to the remaining useful life or additional write-downs of capitalized software development costs are required because the net realizable value of its software products exceeds the unamortized capitalized costs.  Management’s estimates about future revenue and costs associated with its software products are subject to risks and uncertainties related to, among other things, market and industry conditions, technological changes, and regulatory factors.  A change in estimates could result in an impairment charge related to capitalized software costs.

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
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Warrant Liability

The Company issued warrants to purchase the Company’s common stock in connection with the issuance of common and preferred stock, which contain certain anti-dilution provisions that reduce the exercise price of the warrants.  See Note 7 – Equity - Common Stock Warrants. Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants with provisions that reduce the exercise price of the warrants did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock as prescribed by ASC 815.

The Company determined the fair value of the warrants issued on March 26, 2010 was $226,880 and recorded that amount in warrant liability.

For the three months ended March 31, 2010, the Company recorded a gain on the change in fair value of derivative liability of $974,468 to mark to market for the decrease in fair value of the warrants during the three months ended March 31, 2010.

The Company determined the fair value of the warrant liability at March 31, 2010 was $1,274,324. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%; risk free rate: 0.16% and the following:

	Warrant	Aggregate	Expected Term
Warrant Issue	Exercise	Number of	(Years) of
Date	Price	Warrants	Warrants	Volatility	Fair Value

1/15/2009	$0.20	20,000,000	4.0	332%	$997,634
3/26/2010	$0.20	5,535,000	5.0	346%	276,690
					$1,274,324

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
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per common share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at March 31, 2010 include the following:

Convertible preferred stock	25,535,000
Options	5,376,648
Warrants	56,751,887
87,663,535

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

InsPro Technologies’ professional services are generally associated with the implementation of an InsPro instance for either an ASP or licensed client, and cover such activities as InsPro installation, configuration, modification of InsPro functionality, client insurance plan set-up, client insurance document design and system documentation.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

The unearned portion of InsPro Technologies’ revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.

See Note 2 - Discontinued Operations for revenue recognition for discontinued operations.

Cost of Revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro design, development, implementation, testing together with customer management, training and technical support, as well as facilities,  equipment and software costs.

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits of $250,000 per account as of March 31, 2010.  At March 31, 2010, the Company had $1,639,489 of cash and $1,154,631 of restricted cash for a total of $2,794,120 in United States bank deposits, of which $496,516 was federally insured and $2,297,604 exceeded federally insured limits.  Effective October 3, 2008 through December 31, 2013, federally insured limits have been increased from $100,000 to $250,000 per account.  The Company has not experienced any losses in such accounts through March 31, 2010.

The following table lists the percentage of the Company’s revenue, which was earned from the Company’s two largest InsPro clients.

	For the Three Months ended March 31,
	2010	2009

Largest InsPro client	32%	58%
Second largest InsPro client	28%	17%

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

At March 31, 2010, the Company does not believe that it is probable that the Company will incur a penalty in connection with registration rights agreements, which we entered into in connection with the 2008 and 2009 private placements.  Accordingly no liability was recorded as of March 31, 2010.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

NOTE 2 – DISCONTINUED OPERATIONS

The Company has classified its former telesales call center and external (ISG) agent produced agency business (the “Agency Business”), its former Insurint business, and its leased offices located in New York and Florida as discontinued operations.

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
March 31, 2010

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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 2 – DISCONTINUED OPERATIONS (continued)

On March 31, 2010, the Company entered into and completed an asset purchase agreement of sale for Insurint (“Insurint Sale Agreement”) with an unaffiliated third party.  Pursuant to the terms of the Insurint Sale Agreement the Company sold substantially all of the assets used in the Company’s Insurint’s business including the Insurint software, www.insurint.com web site, other intellectual property specific to Insurint including but not limited to the customer base and all future revenue pertaining to Insurint.  The buyer agrees to assume future Insurint commitments and expenses subsequent to March 31, 2010.  Pursuant to the Insurint Sale Agreement the Company will receive in aggregate $625,000 in cash from the buyer of Insurint, of which $312,500 was received on April 1, 2010 and the $312,500 balance will be received over twenty three equal monthly installments in the amount of $13,020.83, with the first monthly payment being due on May 1, 2010, and the last monthly payment in the amount of $13,020.91 and due on April 1, 2012.   The Company recorded a gain on the sale of Insurint of $578,569 on March 31, 2010.

Revenue Recognition for Discontinued Operations

Our discontinued operations generates revenue primarily from the receipt of commissions paid to the Company by insurance companies based upon the insurance policies sold to consumers by the Company’s Agency Business. We recognize commission revenue primarily from the sale of health insurance, after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold.  Insurance premium commission revenues are recognized pro-rata over the terms of the policies.  Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company or with respect to certain types of products.  The unearned portion of premium commissions has been included in the consolidated balance sheet in net liabilities of discontinued operations.

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

The Company generated revenue from the sale of leads to third parties. Such revenues are recognized when the Company delivered the leads and bills the purchaser of the leads.

The Company also generated revenue from the sub-lease of our leased New York City office, which is sub-leased on a month to month basis, and also from the sub-lease of a portion of our leased Deerfield Beach Florida office, which is leased under operating leases through February 28, 2011. Sub-lease revenue includes base rent, additional rent representing a portion of occupancy expenses under the terms of the sub-leases and certain technology and facility services provided. We recognize sub-lease revenue when lease rent payments are due in accordance with the sub-lease agreements.  Recognition of sub-lease revenue commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the Company's receivables.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 2 – DISCONTINUED OPERATIONS (continued)

Through March 31, 2010, the Company offered Insurint™ and typically charged our Insurint clients a one time account set up fee, which was recognized as earned when collected and the service had been provided, and recurring access fees, which were typically monthly in frequency and were recognized as the service was provided.  As a result the sale of Insurint the Company does not anticipate recognizing any revenue from Insurint subsequent to March 31, 2010.

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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The financial position of discontinued operations was as follows:
	March 31, 2010	December 31, 2009

Accounts receivable, less allowance for doubtful accounts $0 and $6,909	$(317,696)	$(322,619)
Deferred compensation advances	(362)	(498)
Prepaid expenses	(13,638)	(16,932)
Other current assets	(442,108)	(5,477)
Other assets	(231,661)	(91,809)
Accounts payable	160,312	183,722
Accrued expenses	1,951,686	2,273,024
Sub-tenant security deposit	113,706	121,007
Unearned commission advances	357	3,461
Deferred revenue	-	751
Net current liabilities of discontinued operations	$1,220,596	$2,144,630

The results of discontinued operations were as follows:
	For the Three Months Ended March 31,
	2010	2009
Revenues:
Commission and other revenue from carriers	$149,646	$1,351,966
Gain recognized upon the execution of the Agreement	-	2,664,794
Transition policy commission pursuant to the Agreement	350,332	224,338
Gain on the sale of Insurint	578,569	-
Gain on disposal of property and equipment	6,000	1,562
Lead sale revenue	103	2,391
Insurint revenue	53,130	39,728
Sub-lease revenue	257,951	357,927

	1,395,731	4,642,706

Operating expenses:
Salaries, commission and related taxes	167,388	966,061
Lead, advertising and other marketing	-	121,954
Depreciation and amortization	-	162,661
Rent, utilities, telephone and communications	(11,387)	567,379
Professional fees	86,211	359,009
Loss on impairment of property and equipment	-	416,764
Loss on impairment of intangible assets	-	1,222,817
Other general and administrative	122,364	117,572

	364,576	3,934,216

Gain from discontinued operations	$1,031,155	$708,489

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	Useful
	Life	At March 31,	At December 31,
	(Years)	2010	2009
Computer equipment and software	3	$1,010,791	$900,428
Office equipment	4.6	11,998	194,360
Office furniture and fixtures	6.7	372,219	189,857
Leasehold improvements	9.8	34,034	34,034
		1,429,042	1,318,679

Less accumulated depreciation		(643,499)	(550,495)

		$785,543	$768,184

For the three months ended March 31, 2010 and 2009, depreciation expense was $93,004 and $72,513, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following:
	Useful
	Life	At March 31,	At December 31,
	(Years)	2010	2009
Atiam intangible assets acquired	4.7	$2,097,672	$2,097,672
Software development costs for external marketing	2	174,296	174,296
		2,271,968	2,271,968

Less: accumulated amortization		(1,322,710)	(1,183,903)

		$949,258	$1,088,065

For the three months ended March 31, 2010 and 2009, amortization expense was $138,807 and $138,807 respectively.

Amortization expense subsequent to the period ended March 31, 2010 is as follows:

2010	342,474
2011	346,734
2012	260,050

$949,258

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 5 – SECURED NOTE FROM RELATED PARTY

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

Pursuant to the terms of the Loan Agreement and the Note, Co-Investment extended the principal sum of $1,250,000 (the “Loan”) to the Company and its subsidiaries (collectively, the “Borrowers”).  Pursuant to the Note, the Borrowers agreed to pay to the order of Co-Investment the outstanding principal amount of the Note plus interest.  Interest will accrue on the unpaid principal balance of the Note at an annual rate of 8%, except in the case of an event of default as set forth in the Loan Agreement, in which case the rate of interest will increase to 11% until such event of default is cured.  All principal and accrued interest is due and payable on December 22, 2010.  Co-Investment may accelerate payment of the Loan in the event of default on the Loan as set forth in Loan Agreement.

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

As of March 31, 2010, the Company has recorded $27,397 of accrued interest on the Secured Note from Related Party.

See Note 11 – Subsequent Events.

NOTE 6 – RELATED PARTY TRANSACTIONS

On January 14, 2009, Co-Investment purchased 1,000,000 shares (each, a “Preferred Share”) of the Company’s Preferred Stock, par value $0.001, and warrants to purchase 1,000,000 shares of Preferred Stock, pursuant to the terms of the Securities Purchase Agreement (the “2009 Purchase Agreement”) for a purchase price of  $4,000,000 (the “2009 Private Placement”).

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

During the first quarter of 2010, pursuant to the subscription rights offering Co-Investment exercised 1,000 basic subscription rights for $1,000,000 and on March 26, 2010, the Company issued to Co-Investment 250,000 shares of Preferred Stock and five-year warrants to purchase in aggregate 5,000,000 shares of Common Stock at an exercise price of $0.20 per share.  See Note 7 - Shareholders’ Equity.  See Note 1 – Warrant Liability.

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock

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

The basic subscription right entitled the holder to purchase one unit (a “Subscription Unit”) at a subscription price of $1,000. A Subscription Unit consisted of 250 shares of Preferred Stock and a five-year warrant to purchase 5,000 shares of common stock at an exercise price of $0.20 per share.  In the event that a holder of a Subscription Unit purchased all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder had the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights.

Effective with the expiration of the subscription rights, which occurred on March 26, 2010, holders of subscription rights exercised in aggregate 1,061 basic subscription rights and 46 over-subscription rights for a total 1,107 Subscription Units.  As a result of the exercise of 1,107 Subscription Units the Company received $1,107,000 in gross proceeds, and on March 26, 2010, issued in aggregate 276,750 shares of Preferred Stock and five-year warrants to purchase in aggregate 5,535,000 shares of common stock at an exercise price of $0.20 per share (“2010 Warrants”). Effective with the expiration of the subscription rights all unexercised subscription rights expired.  The Preferred Stock issued in 2010 have the same terms as the Preferred Stock issued in 2009.

The Company allocated $226,880 of the $1,107,000 proceeds received as a result of the exercise of Subscription Units to the warrant liability using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 345%, a risk-free interest rate of 0.14%, an expected term of 5 years and 0% dividend yield.   See Note 1 – Warrant Liability.  The remaining $880,120 of the proceeds received was allocated to the Preferred Shares issued in 2010.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

Stock Options

On March 25, 2010 the Company issued to Mr. James Rourke, who is InsPro Technologies’ Senior Vice President of Sales and Marketing, a stock option grant to purchase a total of 250,000 shares of the Company’s common stock, which vests as follows: 50,000 shares of common stock on each of July 31, 2010, January 31, 2011, July 31, 2011, January 31, 2012 and July 31, 2012. This option has a five year term and an exercise price of $0.06, which is equal to closing price of one share of the Company’s common stock as quoted on the OTCBB on March 25, 2010.

During 2010, 550,000 options previously granted to Mr. Alvin Clemens, who is the former Co-Chairman of the Company’s Board, were forfeited as a result of Mr. Clemens resignation from the Board in accordance with the terms of the stock options.

The Company recorded compensation expense pertaining to director and employee stock options and restricted and unrestricted stock grants as follows:
	For the three months ended March 31,
	2010	2009
Selling, marketing and administrative expenses
Salaries, commission and related taxes	$3,000	$247,484

Loss from discontinued operations	-	37,453
	$3,000	$284,937

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

A summary of the Company's outstanding stock options as of and for the three months ended March 31, 2010 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

Outstanding at December 31, 2009	5,676,648	$1.01	$0.57

For the three months ended March 31, 2010
Granted	250,000	0.06	0.06
Exercised	-	-	-
Forfeited	(550,000)	1.01	0.57

Outstanding at March 31, 2010	5,376,648	$0.97	$0.55

Outstanding and exercisable at March 31, 2010	4,876,648	$1.13	$0.60

The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions for options granted during the three months ended March 31, 2010: Expected volatility 345%, risk-free interest rate 0.14%, expected life in years 5, and assumed dividend yield 0%.

The following information applies to options outstanding at March 31, 2010:

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining
Exercise	Number of Shares	Contractual	Exercise		Exercise
Price	Underlying Options	Life	Price	Number Exercisable	Price

$0.06	405,000	4.6	$0.06	155,000	$0.06
0.10	2,220,000	3.9	0.10	1,970,000	0.10
0.24	15,000	3.6	0.24	15,000	0.24
1.00	1,300,000	4.5	1.00	1,300,000	1.00
2.50	421,648	5.6	2.50	421,648	2.50
2.62	20,000	1.7	2.62	20,000	2.62
2.70	475,000	1.1	2.70	475,000	2.70
2.95	45,000	1.1	2.95	45,000	2.95
3.50	75,000	6.0	3.50	75,000	3.50
3.60	400,000	1.1	3.60	400,000	3.60
	5,376,648			4,876,648

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

As of March 31, 2010, there were 7,000,000 shares of our common stock authorized to be issued under the Company’s 2008 Equity Compensation Plan, of which 620,332 shares of our common stock remain available for future stock option grants.

The total intrinsic value of stock options granted during 2010 and 2009 was $0 and $0, respectively.  The total intrinsic value of stock options outstanding and exercisable as of March 31, 2010 was $0.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $34,292 as of March 31, 2010, which will be recognized over a weighted average 4.9 years in the future.

Common Stock warrants

On March 26, 2010 the Company issued the 2010 Warrants to purchase in aggregate 5,535,000 shares of common stock at an exercise price of $0.20 per share for a period of 5 years.  The 2010 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.20 per share of common stock during the first two years following the date of issuance of the 2010 Warrants, subject to customary exceptions.

Upon the Company’s adoption of EITF No. 07-05, the Company determined the 2010 Warrants did not qualify for a scope exception under SFAS No. 133 as they were determined not to be indexed to the Company’s stock as prescribed by EITF No. 07-05. See Note 1 - Warrant Liability.

On March 30, 2010, warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $2.80 per share expired in accordance with the terms of the warrants.

On March 31, 2010, the full ratchet anti-dilution adjustment provisions pertaining to warrants issued on March 31, 2008, expired.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

A summary of the status of the Company's outstanding stock warrants as of and for the three months ended March 31, 2010 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2009	51,566,887	$0.38

For the period ended March 31, 2010
Granted	5,535,000	0.20
Exercised	-	-
Expired	(350,000)	2.80
Outstanding at March 31, 2010	56,751,887	0.34

Exercisable at March 31, 2010	56,751,887	$0.34

The following information applies to warrants outstanding at March 31, 2010:

	Common
Year of	Stock	Exercise
Expiration	Warrants	Price

2010	75,000	$1.50
2011	1,175,000	1.50
2012	4,966,887	1.51
2013	25,000,000	0.20
2014	20,000,000	0.20
2015	5,535,000	$0.20
	56,751,887

Outstanding warrants at March 31, 2010 have a weighted average remaining contractual life of 3.3 years.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 8 – CAPITAL LEASE OBLIGATIONS

The Company’s InsPro Technologies subsidiary has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of March 31, 2010 and December 31, 2009:

			December 31,
		March 31, 2010	2009
	Useful Life (Years)
Computer equipment and software	3	$540,314	$483,129
Phone System	3	15,011	15,011
		555,325	498,141
Less accumulated depreciation		(265,235)	(222,134)
		$290,090	$276,006

Future minimum payments required under capital leases at March 31, 2010 are as follows:

2010	$139,810
2011	180,596
2012	100,021
2013	36,747
2014	30,084
2015	12,535

Total future payments	499,793
Less amount representing interest	61,030

Present value of future minimum payments	438,763
Less current portion	161,847

Long-term portion	$276,916

NOTE 9 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”).  The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first.  The Company made contributions of $10,024 and $11,909 for the three months ended March 31, 2010 and 2009.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 10 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES

Restricted Cash and Operating Leases

On February 17, 2006, the Company entered into a lease agreement with FG2200, LLC, a Florida limited liability company, for approximately 50,000 square feet of office space at 2200 S.W. 10th Street, Deerfield Beach, Florida (the "Lease"). The initial term of the Lease commences on March 15, 2006 and terminates on March 31, 2016. The Company has the option to extend the term for two additional 36-month periods. The Company has a one time option to cancel the Lease effective March 31, 2011 provided the Company; (a) is not in default of the Lease, (b) no part of the Deerfield Beach office is sub-let beyond March 31, 2011, (c) the Company and its sub-tenants vacate the Deerfield Beach office on or before March 31, 2011 and (d) the Company gives written notice to FG2200, LLC on or before June 30, 2010 accompanied with a payment FG2200, LLC the sum of 9 months’ rent pursuant to the lease agreement.  The monthly rent increases every 12 months, starting at $62,500 plus certain building expenses incurred by the landlord and ending at approximately $81,550 plus certain building expenses incurred by the landlord. In connection with the Lease, the Company provided a $1 million letter of credit to the landlord as a security deposit for the Company's obligations under the Lease.

On February 21, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 5,200 square feet of our Deerfield Beach office space beginning March 1, 2008 through February 28, 2009.  This sub-lease agreement was amended and restated on October 3, 2008 to increase the sub-leased square footage to 13,900 and extend the lease term through January 31, 2010 and was then amended whereby effective March 1, 2010 the sub-leased square footage was decreased to 8,700 and the lease term was extended through February 28, 2011.  See Note 11 – Subsequent Events.

On October 1, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 8,000 square feet of our Deerfield Beach office space beginning October 15, 2008 through January 31, 2010.  In accordance with this sub-lease agreement the Company recognizes base rent, additional rent representing a portion of certain actual occupancy expenses for our Deerfield Beach office and certain telephony, technology and facility services provided to our sub-tenant.  Effective July 1, 2009 the Company and the third party entered into a new sub-lease whereby the third party increased the space sub-leased to 29,952 square feet of our Deerfield Beach office space.  Effective March 1, 2010 the Company and the third party amended the new sub-lease increase the space sub-leased to 35,152 square feet of our Deerfield Beach office space.

Effective June 30, 2009, the Company uses 5,094 square feet of the approximate 50,000 square feet of the Deerfield Beach office for operations.  Effective March 31, 2010, the Company has accrued $1,569,814 related to the non-cancelable lease for the abandoned portion of the Deerfield Beach office, which is the net present value of the Company’s future lease payments through March 31, 2011 and consideration for early termination due under Lease plus management’s estimate of contractually required expenses pertaining to the Deerfield Beach office, which are estimated to be $2,536,602, less future sub-lease revenue, which is estimated to be $965,864.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 10 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania.  The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of landlord’s building expenses. Under the terms of the lease agreement, rent is waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet.  The Company recorded a liability for deferred rent in the amount of $133,951 as of March 31, 2010.

The Company paid to the Landlord a security deposit of $110,000 under the lease (the “Security Deposit”) during the third quarter of 2006 and the Landlord returned $10,000 of the Security Deposit during the first quarter of 2010 in accordance with the terms of the lease, which is accounted for as a deposit in other assets.  The Company will not earn interest on the Security Deposit.  The Security Deposit will decrease and the Landlord will return to the Company $10,000 on the third anniversary of the commencement date of the lease and on each anniversary thereafter until the required Security Deposit has been reduced to $20,000.  The Security Deposit will be returned to the Company 30 days after the end of the lease provided the Company has complied with all provisions of the lease.

Effective during the first quarter of 2007, the letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account.  Effective February 12, 2009 the money market account, which collateralized the letter of credit pertaining to our New York Office, was transferred into a certificate of deposit (“CD”).  These bank deposits are on deposit with the issuer of the letters of credit and are classified as restricted cash on the Company’s balance sheet, which as of March 31, 2010 and December 31, 2009 had balances of $1,154,631 and $1,154,044, respectively.   The terms of the money market account allow the Company to receive interest on the principal but prohibits the Company from withdrawing the principal for the life of the Deerfield Beach letter of credit. The terms of the CD allow the Company to receive interest upon the maturity of the CD, which matures on March 12, 2011.  The Company is prohibited from withdrawing the interest on the CD until the March 12, 2011 maturity of the CD and the CD’s principal for the life of the New York letter of credit.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 10 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

On March 7, 2006, the Company entered into a sublease for approximately 13,773 square feet of office space located on the 7th floor at 1120 Avenue of the Americas, New York, New York (the “Sublease Agreement”). The initial term of the Sublease Agreement commences in March 2006, and terminates on December 31, 2010. The monthly rent increases every 12 months, starting at approximately $303,000 per annum plus a proportionate share of landlord’s building expenses and ending at approximately $341,000 per annum plus a proportionate share of landlord’s building expenses. In connection with the Sublease Agreement, the Company provided a $151,503 letter of credit to the landlord as a security deposit for the Company’s obligations under the sublease. On May 15, 2006 the Company received the landlord's consent, dated April 18, 2006, to the Sublease Agreement. In March 2008, the Company closed its sales office located in New York. Effective March 31, 2010, the Company has accrued $283,212 related to the non-cancelable lease for the abandoned New York facility, which is net present value of the Company’s future lease payments due under the remaining Sublease Agreement term plus management’s estimate of utility payments net of $17,500 of sub-lease rental revenue.

The Company leases certain real and personal property under non-cancelable operating leases.  Rent expense was $311,794 and $475,121 for the three months ended March 31, 2010 and 2009, respectively.

Litigation

On August 28, 2008, one of our former employees, the plaintiff, filed a national class action complaint in the Seventeenth Judicial Circuit of Florida, Broward County, case no. 062008 CA 042798 XXX CE, alleging that we breached a contract with employees by failing to provide certain commissions and/or bonuses. The complaint also contained claims for an accounting and for declaratory relief relating to the alleged compensation agreement.  The plaintiff purported to bring these claims on behalf of a class of current and former insurance sales agents.  We filed a motion to dismiss the complaint.  In response, at the hearing on our Motion to Dismiss, the plaintiff stated that he would amend the complaint.  The amended complaint was no longer pled as a class action but, instead, included 64 named plaintiffs. On April 21, 2010, the Company and the plaintiffs entered into a memorandum of understanding whereby the Company agreed to pay $23,500 to settle the case, and the Company and the plaintiffs agreed to: stay all discovery, mutual releases, no admission of wrongdoing, no further litigation, confidentiality by the plaintiffs, and non disparagement by the plaintiffs.  The Company and the plaintiffs agreed to enter into definitive settlement agreement as soon as practical.

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
March 31, 2010

NOTE 10 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 11 – SUBSEQUENT EVENTS

Management evaluated the effects of all subsequent events through May 17, 2010.  Management’s evaluation has identified the matters noted below which require disclosure as significant events subsequent to March 31, 2010.

Modification of Secured Note from Related Party

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

Amendment to Sub-lease Agreement

On April 30, 2010, the Company and a third party amended an amended and restated sub-lease agreement, which was effective October 3, 2008, whereby the sub-lease agreement was extended to February 28, 2011.

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

The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. While we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors, including general business and economic conditions and the risks and uncertainties described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, affect our ability to achieve our objectives. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. In addition, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. We may not update these forward-looking statements, even though our situation may change in the future.

We qualify all the forward-looking statements contained in this Form 10-Q by the foregoing cautionary statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The current operations of Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) consist of our InsPro Technologies, LLC subsidiary (“InsPro Technologies”).

          InsPro is a comprehensive, web-based insurance administration software application. InsPro was introduced by Atiam Technologies, L.P. (now our InsPro Technologies, LLC subsidiary) in 2004. InsPro clients include health insurance carriers and third party administrators. Unlike our Insurint platform, we market InsPro as a licensed software application, and we realize revenue from the sale of the software licenses, application service provider fees, software maintenance fees and Professional services.

Critical Accounting Policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (the “Commission”), encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements.

Use of Estimates - Management's Discussion and Analysis or Plan of Operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets such as intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates in 2010 and 2009 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, accrued expenses pertaining to abandoned facilities, warrant liability and revenue recognition.  Actual results may differ from these estimates under different assumptions or conditions.

InsPro Technologies offers InsPro on a licensed and an application service provider (“ASP”) basis.  An InsPro software license entitles the purchaser a perpetual license to a copy of the InsPro software installed at a single client location, which may be used to drive a production and model office instance of the application.  The ASP Hosting Service enables a client to lease the InsPro software, paying only for that capacity required to support their business.  ASP clients access an instance of InsPro installed on InsPro Technologies’ servers located at InsPro Technologies’ offices or at a third party’s site.

Software maintenance fees apply to both licensed and ASP clients.  Maintenance fees cover periodic updates to the application and the InsPro Help Desk.

Professional services are generally associated with the implementation of an InsPro instance for either an ASP or licensed client, and cover such activity as InsPro installation, configuration, modification of InsPro functionality, client insurance plan set-up, client insurance document design, and system documentation.

InsPro Technologies revenue is generally recognized under ASC 985-605.   For software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable.  Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.   Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

We recognize revenues from software license agreements when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable.  We consider fees relating to arrangements with payment terms extending beyond one year to not be fixed or determinable and revenue for these arrangements is recognized as payments become due from the customer.  In software arrangements that include more than one InsPro module, we allocate the total arrangement fee among the modules based on the relative fair value of each of the modules.

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

The unearned portion of InsPro Technologies’ revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Revenues

For the three months ended March 31, 2010 (“First Quarter 2010”), we earned revenues of $1,249,635 compared to $1,682,711 for the three months ended March 31, 2009 (“First Quarter 2009”), an decrease of $433,076 or 26%.  The decrease in professional services is attributable to a decrease in work modification enhancements and data conversion required for existing clients.  Revenues include the following:

	For the Three Months Ended March 31,
	2010	2009

Professional services	$555,890	$1,183,358
ASP revenue	359,745	351,853
Sales of software licenses	125,000	-
Maintenance revenue	200,000	144,500
Sub-leasing revenue	9,000	3,000

Total	$1,249,635	$1,682,711

•
Professional services revenue declined $627,468 or 53% as a result of lower post implementation services, which were provided by InsPro Technologies in First Quarter 2009 to one of our largest clients.  In First Quarter 2010 we earned professional services from seven InsPro clients.  Implementation services provided to these clients included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•
In First Quarter 2010 we earned ASP revenue from six InsPro clients. ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business.  InsPro’s ASP clients access InsPro installed on InsPro Technologies’ owned servers located at InsPro Technologies’ offices or at a third party’s site.

•	In First Quarter 2010 we earned license fee revenue upon the completion of the implementation of InsPro for a client.

•
Maintenance revenue increased $55,500 or 38% as a result of the addition of two maintenance contracts compared to First Quarter 2009.  In First Quarter 2010 we earned maintenance revenues from six clients.

•	In First Quarter 2010 and First Quarter of 2009 we earned sub-leasing revenue from the sub leasing of space in our Radnor office. The subleasing commenced in March 2009 and ended in March 2010.

Cost of Revenues

Cost of revenues is incurred by InsPro Technologies to offer InsPro on a licensed and ASP basis, and to provide professional services together with help desk and other customer support.  Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro design, development, implementation, testing together with customer management, training and technical support, as well as facilities, equipment and software costs.

Our cost of revenues for First Quarter 2010 was $1,758,408 as compared to $1,517,482 for First Quarter 2009 for an increase of $240,926 or 16% as compared to First Quarter 2009. Cost of revenues consisted of the following:

	For the Three Months Ended March 31,
	2010	2009

Salaries, employee benefits and related taxes	$987,402	$874,260
Professional fees	504,518	446,637
Rent, utilities, telephone and communications	75,516	55,825
Other cost of revenues	190,972	140,760
	$1,758,408	$1,517,482

•
Our salaries, employee benefits and related taxes component of cost of revenues in First Quarter 2010 was $987,402 as compared to $874,260 for First Quarter 2009 for an increase of $113,142 or 13% as compared to First Quarter 2009.  Salaries, employee benefits and related taxes increased as a result of increased employee staffing.  InsPro Technologies had 32 employees as of March 31, 2010 dedicated to InsPro design, development, implementation, and testing together with customer management, training and technical support as compared to 27 employees as of March 31, 2009.  Subsequent to First Quarter 2009, InsPro Technologies strengthened its management by hiring a COO in the fourth quarter of 2009 and hiring staff in quality assurance, customer implementation and business development areas.

•
Our professional fees component of cost of revenues in First Quarter 2010 was $504,518 as compared to $446,637 for First Quarter 2009 for an increase of $57,881 or 13% as compared to First Quarter 2009. Professional fees increased as a result of $167,571 of training and set up expense incurred, which pertains to a new vendor, who will provide InsPro Technologies with offshore outsourcing capabilities, which we believe will provide us with cost effective and scalable technology resources in the future.  This increase was partially offset by reduced utilization of other independent contractors.

•
Our rent, utilities, telephone and communications component of cost of revenues in First Quarter 2010 was $75,516 as compared to $55,825 for First Quarter 2009 for an increase of $19,691 or 35% as compared to First Quarter 2009.  Rent, utilities, telephone and communications increased as a result of InsPro Technologies’ increasing the amount of leased space at its Eddystone office during 2009 and to a lesser extent increased telephone and communication costs.

•
Our other cost of revenues component of cost of revenues in First Quarter 2010 was $190,972 as compared to $140,760 in First Quarter 2009, an increase of $50,212 or 36%.  Other cost of revenues consisted of the following:

	For the Three Months Ended March 31,
	2010	2009

Office expenses	$859	$4,695
Travel and entertainment	44,477	16,768
Computer processing, hardware and software	144,611	118,922
Other	1,025	375

Total	$190,972	$140,760

o
Our travel and entertainment component of cost of revenues in First Quarter 2010 was $44,477 as compared to $16,768 in First Quarter 2009, an increase of $27,709 or 165%.  The increase was the result of increased travel pertaining to post implementation support, which was provided to a client whose InsPro licensed application was implemented in First Quarter 2010.  We incur travel and entertainment expense in connection with customer relationship management, and implementation of InsPro at client locations.

o
Our computer processing, hardware and software component of cost of revenues in First Quarter 2010 was $144,611 as compared to $118,922 in First Quarter 2009, an increase of $25,689 or 22%.  We incur computer processing, hardware and software fees associated with ASP hosting services and these services increased due to incremental services and expense associated with a new InsPro client.  InsPro has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee.  This third party provides InsPro Technologies with hosting services for our client’s ASP production and test environments.

Gross Profit

As a result of the aforementioned factors, we reported a gross loss of $508,773 in First Quarter 2010 as compared to a gross profit of $165,229 in First Quarter 2009.

Selling, Marketing and Administrative Expenses

Our selling, marketing and administrative expenses for First Quarter 2010 was $1,451,517 as compared to $2,119,047 for First Quarter 2009 for a decrease of $667,530 or 32% as compared to First Quarter 2009.  The primary reason for the decrease is attributable to reductions in corporate staffing.  Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended March 31,
	2010	2009

Salaries, employee benefits and related taxes	$596,009	$1,378,795
Advertising and other marketing	57,343	101,899
Depreciation and amortization	231,811	211,320
Rent, utilities, telephone and communications	75,243	144,192
Professional fees	347,997	139,217
Other general and administrative	143,114	143,624
	$1,451,517	$2,119,047

In First Quarter 2010 we incurred salaries, employee benefits and related taxes of $596,009 as compared to $1,378,795 for First Quarter 2009, a decrease of $782,786 or 56.8%. Salaries, commission and related taxes consisted of the following:

	For the Three Months Ended March 31,
	2010	2009

Salaries, wages and bonuses	$476,049	$711,224
Share based employee and director compensation	3,000	220,376
Commissions to employees	25,056	12,454
Employee benefits	29,812	36,661
Payroll taxes	38,205	49,711
Severance and other compensation	4,106	340,038
Directors’ compensation	19,781	8,331

Total	$596,009	$1,378,795

•
Salaries, wages and bonuses were $476,049 in First Quarter 2010 as compared to $711,224 in First Quarter 2009, a decrease of $235,175 or 33%.  The decrease is the result the elimination of two senior executive positions, the elimination of four human resource positions together with $150,000 of executive bonus compensation in First Quarter 2009.  These reductions in corporate expenses were partially offset by increased staffing in InsPro’s sales and IT infrastructure areas.

•
Share based employee and director compensation expense was $3,000 in First Quarter 2010 as compared to $220,376 in First Quarter 2009.  The decrease is attributable to vesting and expensing of all outstanding options as of the October 29, 2009 change of control on that date. Consequently the only expense incurred in 2010 pertains to options granted after October 29, 2009.  Share based employee and director compensation consist of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.

•
Commissions to employees were $25,056 in First Quarter 2010 as compared to $12,454 in First Quarter 2009, an increase of $12,602 or 101.2%.  Commissions to employees increased as a result of increased commissionable revenue activity, which was paid to InsPro Technologies’ sales personnel.

•
Employee benefits expense was $29,812 in First Quarter 2010 as compared to $36,661 in First Quarter 2009, a decrease of $6,849 or 18.7%. The decrease is the result of the elimination of corporate staff subsequent to First Quarter 2009.

•
Payroll taxes expense was $38,205 in First Quarter 2010 as compared to $49,711 in First Quarter 2009, a decrease of $11,506 or 23.1%.  The decrease is the result of the elimination of corporate staff subsequent to First Quarter 2009.

•
Severance and other compensation was $4,106 in First Quarter 2010 as compared to $340,038 in First Quarter 2009. The decrease was the result of the accrual of severance expense as of March 31, 2009 as a result of the Separation of Employment and General Release Agreement with Mr. Eissa.

Advertising and other marketing in First Quarter 2010 was $57,343 as compared to $101,899 in First Quarter 2009.  The decrease was the result of the completion in the second quarter of 2009 the development of InsPro Technologies’ marketing strategy including creating the corporate brand and message and redesign of all sales and marketing material, company web site, brochures and sales presentation.  Costs in First Quarter 2009 included the use of outside agencies for services rendered in connection with the development of InsPro Technologies’ marketing strategy.

Depreciation and amortization expense consisted of the following:
	For the Three Months Ended March 31,
	2010	2009

Amortization of intangibles acquired as a result of the InsPro acquisition	$117,020	$117,020
Amortization of software and website development for external marketing	21,787	21,787
Depreciation expense	93,004	72,513

Total	$231,811	$211,320

•
In First Quarter 2010 we incurred amortization expense of $117,020 for the intangible assets acquired from InsPro Technologies (formerly Atiam Technologies, L.P.) on October 1, 2007.  Intangible assets acquired from InsPro Technologies were assigned the following values:

•	value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years

•	value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years

•	employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.

•	In First Quarter 2010 we incurred amortization expense of $21,787 for software development cost for external marketing pertaining to InsPro Technologies’ InsPro system.

•
In First Quarter 2010 we incurred depreciation expense of $93,004 as compared to $72,513 in First Quarter 2009. The increase was due to assets acquired by InsPro Technologies subsequent to March 31, 2009.

In First Quarter 2010 we incurred rent, utilities, telephone and communications expense of $75,243 as compared to $144,192 in First Quarter 2009, a decrease of $68,949 or 47.8%.  The decrease is primarily due to reductions in telephone and communications expenses as a result of staffing reductions and cost containment actions.

In First Quarter 2010 we incurred professional fees of $347,997 as compared to $139,217 in First Quarter 2009, an increase of $208,780 or 150.0%.  Professional fees consisted of the following:

	For the Three Months Ended March 31,
	2010	2009

Accounting and auditing	$70,442	$67,803
Legal	199,599	11,171
Technology	3,870	8,299
All other	74,086	51,944

	$347,997	$139,217

•
In First Quarter 2010 we had an increase in legal fees as compared to First Quarter 2009, which was primarily due to legal costs incurred in connection with litigation with certain shareholders, which commenced on March 24, 2009, and legal costs incurred in connection with the Company’s filings with the Securities and Exchange Commission.

•
In First Quarter 2010 we had an increase in all other professional fees as a result of printing, filing and shareholder communication costs incurred in connection with the Company’s rights offering in First Quarter 2010.

In First Quarter 2010 we incurred other general and administrative expenses of $143,114 as compared to $143,624 in First Quarter 2009, a decrease of $510 or 0.4%. Other general and administrative expense include office expenses, travel and entertainment pertaining to sales and marketing activities, corporate insurance costs and computer hardware and software costs.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $1,960,290 or $0.03 loss from operations per share in First Quarter 2010 as compared to a loss from operations of $1,953,818 or $0.05 loss per share in First Quarter 2009.

Gain (loss) on discontinued operations

Results from discontinued operations were as follows:
	For the Three Months Ended March 31,
	2010	2009
Revenues:
Commission and other revenue from carriers	$149,646	$1,351,966
Gain recognized upon the execution of the Agreement	-	2,664,794
Transition policy commission pursuant to the Agreement	350,332	224,338
Gain on the sale of Insurint	578,569	-
Gain on disposal of property and equipment	6,000	1,562
Lead sale revenue	103	2,391
Insurint revenue	53,130	39,728
Sub-lease revenue	257,951	357,927

	1,395,731	4,642,706

Operating expenses:
Salaries, commission and related taxes	167,388	966,061
Lead, advertising and other marketing	-	121,954
Depreciation and amortization	-	162,661
Rent, utilities, telephone and communications	(11,387)	567,379
Professional fees	86,211	359,009
Loss on impairment of property and equipment	-	416,764
Loss on impairment of intangible assets	-	1,222,817
Other general and administrative	122,364	117,572

	364,576	3,934,216

Gain from discontinued operations	$1,031,155	$708,489

During the first quarter of 2009, we ceased the direct marketing and sale of health and life insurance and related products to individuals and families in our Telesales call center.  we also discontinued the sale of health and life insurance and related products to individuals and families through our non employee ISG agents.  During the first quarter of 2009 we eliminated 43 positions including all of its licensed employee sales agents along with other Telesales service and support personnel and we eliminated another 20 positions in Telesales through attrition.

On February 20, 2009 we entered into and completed the sale of our Telesales call center produced agency business (the “Agency Business”) to eHealth, an unaffiliated third party, pursuant to the terms of a Client Transition Agreement (the “Agreement”).

Pursuant to the Agreement we transferred to eHealth broker of record status and the right to receive commissions on certain of the in-force individual and family major medical health insurance policies and ancillary dental, life and vision insurance policies issued by Aetna, Inc., Golden Rule, Humana, PacifiCare, Inc., Assurant and United Healthcare Insurance Co. (collectively, the “Specified Carriers”) on which the Company was designated as broker of record as of the Closing Date (collectively, the “Transferred Policies” and each, a “Transferred Policy”).  Certain policies and products were excluded from the transaction, including our agency business generated through our ISG agents, all short term medical products and all business produced through carriers other than the Specified Carriers.  In addition, the Agreement also provides for the transfer to eHealth of certain lead information relating to health insurance prospects (the “Lead Database”).

The aggregate initial amount of consideration paid by eHealth during the first quarter of 2009 was approximately $1,280,000.  In addition, on the Closing Date, eHealth agreed to assume from us certain liabilities relating to historical commission advances on the Transferred Policies made by the Specified Carriers in an aggregate amount of approximately $1,385,000.  eHealth has agreed to pay to HBDC II, Inc., a Delaware corporation and our wholly-owned subsidiary a portion of each commission payment received by eHealth and reported by the Specified Carrier relating to a Transferred Policy for the duration of the policy, provided that eHealth remains broker of record on such Transferred Policy.

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

We also generate revenue from the sub-lease of our leased New York City office and a portion of our leased Deerfield Beach Florida office, which are both leased under operating leases. The Company sub-leases portions of our Deerfield Beach office to two unaffiliated parties through February 28, 2011.  Sub-lease revenue includes base rent, additional rent representing a portion of occupancy expenses under the terms of the sub-leases and certain technology and facility services provided. We recognize sub-lease revenue when lease rent payments are due in accordance with the sub-lease agreements in accordance with ASC 840 " Leases." Recognition of sub-lease revenue commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the Company's receivables.

For First Quarter 2010 we earned revenues in discontinued operations of $1,395,731 compared to $4,642,706 in the First Quarter 2009, a decrease of $3,246,975 or 69.9%.  Revenues include the following:

•
Commission and other revenue from carriers of $149,646 in First Quarter 2010 as compared to $1,351,966 in First Quarter 2009.  The decrease is primarily the result of the execution of the Agreement whereby we no longer receive commission revenue on Transferred Policies effective on or about February 1, 2009. We continue to receive commissions from carriers other than Specified Carriers and commissions on policies other than Transferred Policies.

•
Gain recognized upon the execution of the Agreement of $2,664,794 in First Quarter 2009, which is the sum of the aggregate initial amount of consideration paid by eHealth and eHealth’s assumption of certain liabilities relating to historical commission advances on the Transferred Policies.

•
Transition policy commission pursuant to the Agreement of $350,332 in First Quarter 2010 as compared to $224,338 in the First Quarter 2009.  The increase is due to First Quarter 2009 only including 1 month of revenue whereas Fist Quarter 2010 includes 3 months of revenue.

•
During the first quarter of 2010 we recognized a $578,569 gain on the sale of Insurint effective open the execution of an asset purchase agreement (“Insurint Sale Agreement”) with an unaffiliated third party.

o
Pursuant to the terms of the Insurint Sale Agreement we sold substantially all of Insurint’s assets used in Insurint’s business including the Insurint software, www.insurint.com web site, other intellectual property specific to Insurint including but not limited to the customer base and all future revenue pertaining to Insurint.  The buyer agreed to assume future Insurint commitments and expenses subsequent to March 31, 2010.

o
Pursuant to the Insurint Sale Agreement we will receive in aggregate $625,000 in cash from the buyer of Insurint, of which $312,500 was received on April 1, 2010 and the $312,500 balance will be received over twenty three equal monthly installments in the amount of $13,020.83, with the first monthly payment due on May 1, 2010, and the last monthly payment in the amount of $13,020.91 due on April 1, 2012.

o	We incurred $21,829 of legal costs pertaining to the Insurint Sale Agreement.

•	Insurint revenue of $53,130 in First Quarter 2010 as compared to $39,788 in the First Quarter 2009. Insurint revenue will cease effective with and as a result of the Insurint Sale Agreement.

•
In First Quarter 2010 we earned sub-lease revenue of $257,951 as compared to $357,927 in First Quarter 2009 relating to the sub-lease of a portion of our Florida office and our former New York sales office. The decline in Sub-lease revenue is the result of lower sub-lease revenue from both our former New York sales office and Deerfield Beach office.  Sub-lease revenue includes base rent, additional rent pertaining to utilities and occupancy costs and certain telephony, technology and facility services provided by us to certain of our sub-tenants.

o
On February 21, 2008 we entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 5,200 square feet of our Deerfield Beach office space beginning March 1, 2008 through February 28, 2009.  This sub-lease agreement was amended and restated on October 3, 2008 to increase the sub-leased square footage to 13,900 and extend the lease term through January 31, 2010, which was subsequently amended effective March 1, 2010, to decrease the sub-leased square footage to 8,700 and extend the lease term through February 28, 2011.

o
On October 1, 2008 we entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 8,000 square feet of our Deerfield Beach office space beginning October 15, 2008 through January 31, 2010.  In accordance with this sub-lease agreement the Company recognizes base rent, additional rent representing a portion of certain actual occupancy expenses for our Deerfield Beach office and certain telephony, technology and facility services provided to our sub-tenant.  Effective July 1, 2009 the Company and the third party entered into a new sub-lease whereby the third party increased the space sub-leased to 29,952 square feet of our Deerfield Beach office space.  Effective March 1, 2010 the Company and the third party amended the new sub-lease increase the space sub-leased to 35,152 square feet of our Deerfield Beach office space.

o
On April 17, 2008 we entered into a sub-lease agreement with a third party whereby the third party agreed to sub-lease our New York office space for the balance of our Sublease Agreement and pay the Company sub-lease payments essentially equal to the Company’s costs under the Sublease Agreement.  The third party commenced paying sub-sublease payments to us in September 2008; however the third party failed to pay their December 2008 and subsequent rent when due.  We were the beneficiary to a letter of credit in the amount of $151,503, which we utilized as a result of the third party’s failure to pay us their rent when due.  On July 23, 2009 we entered into a settlement agreement with the third party whereby we cancelled the sub-lease, the third party surrendered the sub-leased premises back to us and we and the third party each released each other from all claims.

o
On December 8, 2009 we entered into a sub-lease agreement with a third party whereby the third party agreed to sub-lease our New York office space for a three month period with an option to extend the lease on a month to month basis through December 30, 2010.

Total operating expenses of discontinued operations for First Quarter 2010 was $364,576 as compared to $3,934,216 for First Quarter 2009 for a decrease of $3,569,640 or 91% as compared to First Quarter 2009.

•
The primary reason for the decrease in operating expenses of discontinued operations is attributable to the cessation of direct marketing and selling activities in the first quarter of 2009 and to a lesser extent a reduction in our accrual for abandoned lease expenses, which were reduced to reflect higher anticipated sub-lease revenue from recent amendments to our sub-lease agreements with our Deerfield Beach tenants.

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

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $1,031,155 or $0.03 gain from discontinued operations per share in First Quarter 2010 as compared to a gain from discontinued operations of $708,489 or $0.02 gain from discontinued operations per share in First Quarter 2009.

Other income (expenses)

Interest income is attributable to interest-bearing cash deposits.  The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense of $50,372 in first Quarter 2010 includes $24,657 of accrued interest and $10,670 amortization of deferred loan costs on the Secured Note, which originated in December of 2009, along with imputed interest on certain employee obligations.

In First Quarter 2010 we recognized a gain on change in fair value of warrants liabilities of $974,468.  The gain in First Quarter 2010 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Net loss

As a result of these factors discussed above, we reported a net loss of $2,954 or $0.00 loss per share in First Quarter 2010 as compared to a net loss of $1,253,269 or $0.03 loss per share in First Quarter 2009.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had a cash balance of $1,639,489 and negative working capital of $(2,991,277).

At March 31, 2010, we had a restricted cash balance of $1,154,631, which represents money market account balances with a restricted balance pertaining to two letters of credit for the benefit of the landlords of our Florida and New York offices.  The money market accounts are on deposit with the issuer of the letters of credit.  We receive the interest on the money market accounts.

Net cash used by operations was $853,841 in First Quarter 2010 as compared to net cash used by operations of $1,750,161 in First Quarter 2009.  In 2010 we used cash to fund our net loss of $2,954 and:

•	Decreases in accounts receivable of $392,563 in 2010, which is primarily the result of the collection of 2009 billings from certain of InsPro’s clients.

•	Increases in accounts payable and accrued expenses of $236,825 in First Quarter 2010, which is primarily the result the Company’s delayed payment of certain payables.

•	Increases in deferred revenue of $259,000, which is attributable to the collection of license and annual maintenance fees in First Quarter 2010.

•
Decreases in net liabilities of discontinued operations of $930,035, which is primarily the result of recording a $600,397 receivable from the buyer of Insurint, which is included in net liabilities of discontinued operations, and to a lesser extent the lease payments pertaining to abandoned leases.

In addition to cash used in operating activities we incurred the following non cash gain and expenses in 2010, which were included in our net loss, including:

•	Recorded depreciation and amortization expense of $231,811 and $211,320 in 2010 and 2009, respectively.

•	Recorded stock-based compensation and consulting expense of $3,000 and $220,376 in 2010 and 2009, respectively.

•	Recognized a gain on change in fair value of warrants liabilities of $974,468 in 2010.

•	In First Quarter 2009 we recorded $1,639,581 pertaining to the impairment of certain long lived assets of our discontinued operations.

•	We recorded a gain of $6,000 and a loss of $1,562 on the disposal of property and equipment of discontinued operations in First Quarter 2010 and 2009, respectively.

Net cash used by investing activities in 2010 was $110,363 as compared to $115,782 in 2009.  Investing activities pertain to the purchase of property and equipment supporting current and future operations.

Net cash provided by financing activities in 2009 was $1,200,040 as compared to $4,045,776 in 2009.

•	During the first quarter of 2010 we received $1,107,000 in gross proceeds as a result of the exercise of subscription units pertaining to our rights offering, which was completed on March 26, 2010.

o
On January 14, 2010 we filed a prospectus for a rights offering on form S-1/A, which the Commission declared effective on January 22, 2010, to distribute to shareholders at no charge, one non-transferable subscription right for each 12,256 shares of our common stock and 613 shares of our preferred stock owned as of January 1, 2010, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares.  This rights offering was designed to give all of the holders of the Company’s common stock the opportunity to participate in an equity investment in the Company on the same economic terms as the 2009 Private Placement.

o
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

o
Effective with the expiration of the subscription rights, which occurred on March 26, 2010, holders of subscription rights exercised in aggregate 1,061 basic subscription rights and 46 over subscription rights for a total 1,107 Subscription Units.  As a result of the exercise of 1,107 Subscription Units we issued effective on March 26, 2010 in aggregate 276,750 shares of Preferred Stock and five-year warrants to purchase in aggregate 5,535,000 shares of common stock at an exercise price of $0.20 per share. The Preferred Stock issued in 2010 have the same terms as the Preferred Stock issued in 2009.

o
Of the 1,107 Subscription Units exercised the Co-Investment Fund II, L.P., a Delaware limited partnership (“Co-Investment”) exercised 1,000 basic subscription rights for $1,000,000 and on March 26, 2010, the Company issued to Co-Investment 250,000 shares of Preferred Stock and five-year warrants to purchase in aggregate 5,000,000 shares of Common Stock at an exercise price of $0.20 per share.

o	Effective with the expiration of the subscription rights all unexercised subscription rights expired.

•
In First Quarter 2009 we completed a private placement (the “2009 Private Placement”) with Co-Investment and issued 1,000,000 shares of our Series A Preferred Stock and warrants to purchase 1,000,000 shares of our Series A Preferred Stock (“2009 Warrants”).  Our gross proceeds were $4,000,000 and we incurred $15,617 of legal and other expenses in connection with the 2009 Private Placement.

•	InsPro technologies has entered into various capital lease obligations to purchase equipment used for operations.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

The letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account and certificate of deposit, which as of March 31, 2010, had a balance of $1,154,631.  These accounts are on deposit with the issuer of the letters of credit and are classified as restricted cash on our balance sheet.  The terms of the money market account allow us to receive interest on the principal but prohibits us from withdrawing the principal for the life of the letters of credit.

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

As consideration for the grant of the rights and licenses under the License Agreement, we paid to Realtime a $10,000 nonrefundable cash deposit and upon delivery of the STP software and other materials we will pay a license fee in the form of 216,612 unregistered shares of our common stock.  Concurrent with entering into the License Agreement, we and Realtime entered into a Registration Rights Agreement that provides for piggyback registration rights for the to be issued shares.

We may unilaterally terminate the License Agreement, with or without cause, at any time on 30 calendar day prior written notice to Realtime. The license rights in the software granted under the License Agreement survive any termination of the License Agreement in perpetuity.

As of March 31, 2010 we has not taken delivery of the STP software or issued common stock in connection with the License Agreement.

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

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings

On August 28, 2008, one of our former employees, the plaintiff, filed a national class action complaint in the Seventeenth Judicial Circuit of Florida, Broward County, case no. 062008 CA 042798 XXX CE, alleging that we breached a contract with employees by failing to provide certain commissions and/or bonuses. The complaint also contained claims for an accounting and for declaratory relief relating to the alleged compensation agreement.  The plaintiff purported to bring these claims on behalf of a class of current and former insurance sales agents.  We filed a motion to dismiss the complaint.  In response, at the hearing on our Motion to Dismiss, the plaintiff stated that he would amend the complaint.  The amended complaint was no longer pled as a class action but, instead, includes 64 named plaintiffs.  On April 21, 2010, the Company and the plaintiffs entered into a memorandum of understanding whereby the Company agreed to pay $23,500 to settle the case and the Company and the plaintiffs agreed to; stay all discovery, mutual releases, no admission of wrongdoing, no further litigation, confidentiality by the plaintiffs, and non disparagement by the plaintiffs.  The Company and the plaintiffs agreed to enter into definitive settlement agreement as soon as practical.

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

Date: May 17, 2010	HEALTH BENEFITS DIRECT CORPORATION

	By:	/s/ ANTHONY R. VERDI
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