Form 10-Q
period 2010-06-30
HEALTH BENEFITS DIRECT CORP
filed 2010-08-16
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 16, 2010, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

HEALTH BENEFITS DIRECT CORPORATION
Form 10-Q Quarterly Report

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$586,049	$1,403,653
Accounts receivable, net	828,045	1,015,069
Tax receivable	8,385	16,817
Deferred compensation advances	-	-
Prepaid expenses	282,707	83,834
Other current assets	58,895	43,227

Total current assets	1,764,081	2,562,600

Restricted cash	1,152,206	1,154,044
Property and equipment, net	742,679	768,184
Intangibles, net	810,451	1,088,065
Other assets	102,555	110,608

Total assets	$4,571,972	$5,683,501

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Note payable	$97,301	$7,595
Secured note from related party	-	1,252,740
Accounts payable	1,495,555	1,249,883
Accrued expenses	465,684	816,733
Current portion of capital lease obligations	162,196	135,913
Due to related parties	24,827	-
Deferred revenue	423,500	232,500
Liabilities of discontinued operations	315,156	2,144,630

Total current liabilities	2,984,219	5,839,994

LONG TERM LIABILITIES:
Secured note from related party	2,305,836	-
Warrant liability	2,292,705	2,021,912
Capital lease obligations	249,813	201,627

Total long term liabilities	4,848,354	2,223,539

SHAREHOLDERS' (DEFICIT):
Preferred stock ($.001 par value; 10,000,000 shares authorized; Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 and 1,000,000 shares issued and outstanding, respectively (liquidation value $12,767,500 and $10,000,000, respectively))	2,864,104	1,983,984
Common stock ($.001 par value; 200,000,000 shares authorized;
41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	36,387,693	36,380,493
Accumulated deficit	(42,553,941)	(40,786,052)

Total shareholders' (deficit)	(3,260,601)	(2,380,032)

Total liabilities and shareholders' (deficit)	$4,571,972	$5,683,501

See accompanying notes to unaudited consolidated financial statements.

(1)  Derived from audited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,461,542	$1,488,503	$2,711,177	$3,171,214

Cost of revenues	1,637,464	1,517,783	3,395,872	3,035,265

Gross profit (loss)	(175,922)	(29,280)	(684,695)	135,949

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	644,756	738,096	1,240,765	2,116,891
Advertising and other marketing	26,060	36,204	83,404	138,103
Depreciation and amortization	241,673	220,003	473,484	431,323
Rent, utilities, telephone and communications	100,759	144,242	176,002	288,434
Professional fees	103,614	317,967	451,611	457,184
Other general and administrative	113,414	178,189	256,528	321,813

	1,230,276	1,634,701	2,681,794	3,753,748

Loss from operations	(1,406,198)	(1,663,981)	(3,366,489)	(3,617,799)

Gain (loss) from discontinued operations	700,204	(1,904,013)	1,731,359	(1,195,524)

Other income (expense):
Loss on change of fair value of warrant liability	(1,018,381)	-	(43,913)	-
Interest income	5,380	10,200	7,465	22,311
Interest expense	(45,941)	(23,985)	(96,311)	(44,036)

Total other income (expense)	(1,058,942)	(13,785)	(132,759)	(21,725)

Net loss	$(1,764,936)	$(3,581,779)	$(1,767,889)	$(4,835,048)

Net loss per common share - basic and diluted:
Loss from operations	$(0.06)	$(0.04)	$(0.08)	$(0.09)
Gain (loss) from discontinued operations	0.02	(0.05)	0.04	(0.03)
Net loss per common share - basic and diluted	$(0.04)	$(0.09)	$(0.04)	$(0.12)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,279,645	41,543,655	41,279,645

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT)
FOR SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

	Preferred Stock, $.001		Common Stock, $.001
	Par Value		Par Value
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' (Deficit)

Balance - December 31, 2009	1,000,000	$1,983,984	41,543,655	$41,543	$36,380,493	$(40,786,052)	$(2,380,032)

Preferred stock and warrants issued in rights offering	276,750	880,120					880,120

Amortization of deferred compensation					7,200		7,200

Net loss for the period						(1,767,889)	(1,767,889)

Balance - June 30, 2010	1,276,750	$2,864,104	41,543,655	$41,543	$36,387,693	$(42,553,941)	$(3,260,601)

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(1,767,889)	$(4,835,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	473,484	431,323
Stock-based compensation and consulting	7,200	310,691
Loss on change of fair value of warrant liability	43,913	-
Loss on impairment of property and equipment of discontinued operations	-	416,764
Loss on impairment of intangible assets of discontinued operations	-	1,222,817
Gain (loss) on the disposal of equipment of discontinued operations	6,530	(10,228)
Provision for bad debt	-	16,048
Changes in assets and liabilities:
Accounts receivable	187,024	(235,332)
Tax receivable	8,432	5,000
Prepaid expenses	(198,873)	10,087
Other current assets	(16,247)	7,576
Other assets	8,053	-
Accounts payable	245,672	(268,121)
Accrued interest on related secured note from related party	70,880	-
Accrued expenses	(351,049)	297,497
Due to related parties	24,827	(4,315)
Deferred revenue	191,000	65,001
Liabilities of discontinued operations	(1,836,004)	(1,023,774)

Net cash used in operating activities	(2,903,047)	(3,594,014)

Cash Flows From Investing Activities:
Purchase of property and equipment	(169,172)	(288,930)
Proceeds from the sale of property and equipment of discontinued operations	-	11,495

Net cash used in investing activities	(169,172)	(277,435)

Cash Flows From Financing Activities:
Gross proceeds from note payable	119,875	32,831
Payments on note payable	(30,178)	(3,481)
Gross proceeds from secured note from related party	1,000,000	68,235
Payments on secured note from related party	-	(29,562)
Fees paid in connection with secured note from related party	(18,389)	-
Gross proceeds from capital leases	137,310	85,790
Payments on capital leases	(62,841)	(24,397)
Restricted cash in connection with letters of credit	1,838	-
Gross proceeds from sales of preferred stock	1,107,000	4,000,000
Fees paid in connection with offering	-	(15,617)

Net cash provided by financing activities	2,254,615	4,113,799

Net (decrease) increase in cash	(817,604)	242,350

Cash - beginning of the period	1,403,653	1,842,419

Cash - end of the period	$586,049	$2,084,769

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$25,431	$44,036
Non cash financing activities:
Accrued Interest on related party note	$53,095	$-

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.

Organization

The Company was formed in January 2004 initially for the purpose of acquiring, owning and operating businesses engaged in direct marketing and sale of health and life insurance products, primarily utilizing the Internet and our former call center. Our current operations consist of our InsPro Technologies LLC subsidiary (“InsPro Technologies”).

InsPro Technologies is a provider of comprehensive, web-based insurance administration software applications.  InsPro Technologies’ flagship software product is InsPro Enterprise (“InsPro”), which was introduced in 2004.  InsPro Technologies offers InsPro on a licensed and an ASP (Application Service Provider) basis.  InsPro is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business.  InsPro Technologies’ clients include insurance carriers and third party administrators.  InsPro Technologies realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and professional services.  We acquired InsPro Technologies on October 1, 2007.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2010 and December 31, 2009, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0.

Accounts receivable from the two largest InsPro Technologies clients accounted for 26% and 19%, respectively, of the Company’s total accounts receivable balance at June 30, 2010.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of June 30, 2010 and December 31, 2009, because of the relatively short-term maturity and the market interest rates of these instruments.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Intangible assets

Intangible assets consist of assets acquired in connection with the acquisition of InsPro Technologies and costs incurred in connection with the development of the InsPro software.  See Note 4 – Intangible Assets.

The Company’s InsPro Technologies subsidiary capitalized certain costs valued in connection with developing or obtaining software for external use.  These costs, which consist of direct technology labor costs, are capitalized subsequent to the establishment of technological feasibility and until the product is available for general release.  Both prior and subsequent costs relating to the establishment of technological feasibility are expensed as incurred.  Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established.  Software development costs are amortized on a straight-line basis over the estimated useful lives of the products not to exceed two years, beginning with the initial release to customers.  The Company continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of the capitalized software development costs should be revised or the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the net realizable value of its software products, as defined by the estimated future revenue from the products less the estimated future costs of completing and disposing of the products, compared to the unamortized capitalized costs of the products.  As of June 30, 2010, management believes no revisions to the remaining useful life or additional write-downs of capitalized software development costs are required because the net realizable value of its software products exceeds the unamortized capitalized costs.  Management’s estimates about future revenue and costs associated with its software products are subject to risks and uncertainties related to, among other things, market and industry conditions, technological changes, and regulatory factors.  A change in estimates could result in an impairment charge related to capitalized software costs.

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
June 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Warrant Liability

The Company issued warrants to purchase the Company’s common stock in connection with the issuance of common and preferred stock, which contain certain anti-dilution provisions that reduce the exercise price of the warrants in certain circumstances.  See Note 7 – Equity - Common Stock Warrants. Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants with provisions that reduce the exercise price of the warrants did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock as prescribed by ASC 815.

The Company determined the fair value of the warrants issued on March 26, 2010 was $226,880 and recorded that amount in warrant liability.

For the six months ended June 30, 2010, the Company recorded a loss on the change in fair value of derivative liability of $43,913 to mark to market for the increase in fair value of the warrants during the six months ended June 30, 2010.

The Company determined the fair value of the warrant liability at June 30, 2010 was $2,292,705. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.18% and the following:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

1/15/2009	$0.20	20,000,000	4.0	328%	$1,794,588
3/26/2010	$0.20	5,535,000	5.0	375%	498,117
					$2,292,705

A summary of the Company's warrant liability activity and balances as of and for the six months ended June 30, 2010 are as follows:

Warrant liability balance as of December 31, 2009	$2,021,912
Fair value of warrants issued during the period ended June 30, 2010	226,880
Fair value of warrants whose anti-dultion provisions expired during the period ended June 30, 2010	(1,123,521)
Increase in the fair value of warrants liability during the period ended June 30, 2010	$1,167,434
Warrant liability balance as of June 30, 2010	$2,292,705

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
June 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per common share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at June 30, 2010 include the following:

Convertible preferred stock	25,535,000
Options	4,890,000
Warrants	56,751,887
87,176,887

Revenue recognition

We follow the guidance of the Statement of Financial Accounting Standards ASC 605 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

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
June 30, 2010

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

Cost of Revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro design, development, implementation and testing together with customer management, training and technical support, as well as facilities, equipment and software costs.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits of $250,000 per account as of June 30, 2010.  At June 30, 2010, the Company had $586,049 of cash and $1,152,206 of restricted cash for a total of $1,738,255 in United States bank deposits, of which $390,824 was federally insured and $1,347,431 exceeded federally insured limits.  Effective October 3, 2008 through December 31, 2013, federally insured limits have been increased from $100,000 to $250,000 per account.  The Company has not experienced any losses in such accounts through June 30, 2010.

The following table lists the percentage of the Company’s revenue, which was earned from the Company’s two largest InsPro clients.

	For the Six Months ended June 30,
	2010	2009

Largest InsPro client	32%	53%
Second largest InsPro client	24%	20%

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
June 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Registration rights agreements

The Company classifies as liability instruments the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act of 1933,as amended (the “Securities Act”), a registration statement with the Securities and Exchange Commission (the “SEC”) within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments.

At June 30, 2010, the Company does not believe that it is probable that the Company will incur a penalty in connection with registration rights agreements, which we entered into in connection with the 2008 and 2009 private placements.  Accordingly no liability was recorded as of June 30, 2010.

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

In February 2010, the FASB issued ASU 2010-09, which addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The ASU (1) exempts entities that file their financial statements with, or furnish them to, the SEC from disclosing the date through which subsequent events procedures have been performed and (2) clarifies the circumstances in which an entity’s financial statements would be considered restated and in which the entity would therefore be required to update its subsequent events evaluation since the originally issued or available to be issued financial statements. ASU 2010-09 became effective immediately upon issuance, and the Company has adopted its disclosure requirements beginning with its year ended December 31, 2009.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

On February 20, 2009 (the “Closing Date”), the Company entered into and completed the sale of the Company’s Agency Business to eHealth Insurance Services, Inc. (“eHealth”), an unaffiliated third party, pursuant to the terms of a Client Transition Agreement (the “Agreement”).

Pursuant to the Agreement, the Company transferred to eHealth the broker of record status and the right to receive commissions on certain of the in-force individual and family major medical health insurance policies and ancillary dental, life and vision insurance policies issued by Aetna, Inc., Golden Rule, Humana, PacifiCare, Inc., Assurant and United Healthcare Insurance Co. (collectively, the “Specified Carriers”) on which the Company was designated as broker of record as of the Closing Date (collectively, the “Transferred Policies” and each, a “Transferred Policy”).  Certain policies and products were excluded from the transaction, including the Company’s agency business generated through its ISG agents, all short term medical products and all business produced through carriers other than the Specified Carriers.  In addition, the Agreement also provides for the transfer to eHealth of certain lead information relating to health insurance prospects (the “Lead Database”).

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

Simultaneously with the execution of the Agreement, the Company and eHealth also entered into a Marketing and Referral Agreement, dated as of February 20, 2009 (the “Referral Agreement”).  Pursuant to the terms of the Referral Agreement, eHealth agreed to construct one or more websites for the purpose of selling health insurance products (the “Referral Sites”) and to pay to HBDC II a portion of all first year and renewal commissions received by eHealth from policies sold through the Referral Sites that result from marketing to prospects using the Lead Database or other leads delivered by the Company to eHealth.  The Referral Agreement is scheduled to terminate 18 months following the Closing Date and is terminable by the Company or eHealth upon material breach by the other party.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 2 – DISCONTINUED OPERATIONS (continued)

On March 31, 2010, the Company entered into and completed an asset purchase agreement of sale for Insurint (the “Insurint Sale Agreement”) with an unaffiliated third party.  Pursuant to the terms of the Insurint Sale Agreement, the Company sold substantially all of the assets used in the Company’s Insurint’s business, including the Insurint software, the www.insurint.com web site, other intellectual property specific to Insurint, including but not limited to the customer base and all future revenue pertaining to Insurint.  The buyer agreed to assume future Insurint commitments and expenses subsequent to March 31, 2010.  Pursuant to the Insurint Sale Agreement, the Company will receive in aggregate $625,000 in cash from the buyer of Insurint, of which $312,500 was received on April 1, 2010 and the $312,500 balance will be received over twenty three equal monthly installments in the amount of $13,020.83, with the first monthly payment being due on May 1, 2010, and the last monthly payment in the amount of $13,020.91 and due on April 1, 2012.   The Company recorded a gain on the sale of Insurint of $578,569 on March 31, 2010.

Revenue Recognition for Discontinued Operations

Our discontinued operations generates revenue primarily from the receipt of commissions paid to the Company by insurance companies based upon the insurance policies sold to consumers by the Company’s Agency Business. We recognize commission revenue primarily from the sale of health insurance, after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates and types or amount of insurance sold.  Insurance premium commission revenues are recognized pro-rata over the terms of the policies.  Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company or with respect to certain types of products.  The unearned portion of premium commissions has been included in the consolidated balance sheet in net liabilities of discontinued operations.

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
June 30, 2010

NOTE 2 – DISCONTINUED OPERATIONS (continued)

Through March 31, 2010, the Company offered Insurint™ and typically charged our Insurint clients a one time account set up fee, which was recognized as earned when collected and the service had been provided, and recurring access fees, which were typically monthly in frequency and were recognized as the service was provided.  As a result the sale of Insurint, the Company does not anticipate recognizing any revenue from Insurint subsequent to March 31, 2010.

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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The financial position of discontinued operations was as follows:

	June 30, 2010	December 31, 2009

Accounts receivable, less allowance for doubtful accounts $0 and $6,909	$(222,621)	$(322,619)
Deferred compensation advances	(211)	(498)
Prepaid expenses	(13,571)	(16,932)
Other current assets	(141,826)	(5,477)
Other assets	(195,595)	(91,809)
Accounts payable	191,597	183,722
Accrued expenses	583,629	2,273,024
Sub-tenant security deposit	113,706	121,007
Unearned commission advances	48	3,461
Deferred revenue	-	751
Net current liabilities of discontinued operations	$315,156	$2,144,630

The results of discontinued operations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Commission and other revenue from carriers	$113,095	$369,189	$262,741	$1,721,155
Gain recognized upon the execution of the Agreement	-	-	-	2,664,794
Transition policy commission pursuant to the Agreement	317,724	552,517	668,056	776,855
Gain on the sale of Insurint	-	-	578,569	-
Gain on disposal of property and equipment	530	8,716	6,530	12,669
Lead sale revenue	-	-	103	-
Insurint revenue	210	46,768	53,340	86,496
Sub-lease revenue	334,941	323,578	592,892	681,505

	766,500	1,300,768	2,162,231	5,943,474

Operating expenses:
Salaries, commission and related taxes	30,451	346,091	197,839	1,312,151
Lead, advertising and other marketing	-	6,403	-	128,357
Depreciation and amortization	-	67,042	-	229,703
Rent, utilities, telephone and communications	(94,113)	2,443,309	(105,500)	3,010,688
Professional fees	83,803	144,584	170,014	503,593
Loss on impairment of property and equipment	-	-	-	416,764
Loss on impairment of intangible assets	-	-	-	1,222,817
Other general and administrative	46,155	197,352	168,519	314,925

	66,296	3,204,781	430,872	7,138,998

Gain from discontinued operations	$700,204	$(1,904,013)	$1,731,359	$(1,195,524)

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	Useful Life (Years)	At June 30, 2010	At December 31, 2009
Computer equipment and software	3	$1,070,793	$900,428
Office equipment	4.6	194,360	194,360
Office furniture and fixtures	6.7	189,857	189,857
Leasehold improvements	9.8	34,034	34,034
		1,489,044	1,318,679

Less accumulated depreciation		(746,365)	(550,495)

		$742,679	$768,184

For the three months ended June 30, 2010 and 2009, depreciation expense was $102,867 and $81,197, respectively. For the six months ended June 30, 2010 and 2009, depreciation expense was $195,871 and $153,709, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following:
	Useful Life (Years)	At June 30, 2010	At December 31, 2009
InsPro intangible assets acquired	4.7	$2,097,672	$2,097,672
Software development costs for external marketing	2	174,296	174,296
		2,271,968	2,271,968

Less: accumulated amortization		(1,461,517)	(1,183,903)

		$810,451	$1,088,065

For the three months ended June 30, 2010 and 2009, amortization expense was $138,806 and $138,806 respectively.
For the six months ended June 30, 2010 and 2009, amortization expense was $277,614 and $277,613 respectively.

Amortization expense subsequent to the period ended June 30, 2010 is as follows:

2010	$203,667
2011	346,734
2012	260,050

$810,451

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

On June 15, 2010, the Company and Co-Investment agreed to modify the terms of the Loan Agreement and the Note to: (i) increase the loan from $1,250,000 to $2,250,000 on June 15, 2010 and (ii) allow Co-Investment to require the Company to repay to Co-Investment an amount not to exceed the loan balance plus accrued interest in the form of the Company’s equity securities at the conversion price and terms identical to the price and terms of the Company’s next issuance of common or preferred stock issued for cash consideration occurring after June 15, 2010 (“Equity Issuance”) if and when such Equity Issuance occurs.  An Equity Issuance does not include the issuance of common or preferred stock for non-cash consideration such as stock issued for goods or services, or equity securities issued to employees or directors as incentive compensation.  The Company and Co-Investment agreed in the event that the Company does not have a sufficient number of authorized shares of its equity securities to issue to Co-Investment the Company and Co-Investment will jointly cooperate with one another in obtaining the necessary shareholder approval to increase the number of authorized shares of the Parent’s equity securities and the effective date of the issuance and repayment will be the date of the Company’s shareholder approval.

As of June 30, 2010, the Company recorded $55,836 of accrued interest on the Note from a related party.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 5 – SECURED NOTE FROM RELATED PARTY

As of June 30, 2010, Co-Investment cannot convert any portion of the Secured Note from related party into the Company’s equity securities because no Equity Issuance has occurred.

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

During the second quarter of 2010 the Company incurred $24,827 of legal costs pertaining to Co-Investment’s out-of-pocket legal costs pertaining to the Loan Agreement and Note, which is recorded as due to a related party as of June 30, 2010.  Also during the second quarter of 2010 the Company paid $44,185 to Buchanan Ingersoll & Rooney PC for reimbursement of Co-Investment’s out-of-pocket legal expenses pertaining to the Company’s indemnification of Co-Investment in regards to certain litigation.  Mr. Tecce is of counsel to the law firm of Buchanan Ingersoll & Rooney PC.

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred Stock

On January 14, 2010 the Company filed a prospectus for a rights offering on form S-1/A, which the Commission declared effective on January 22, 2010, to distribute to shareholders at no charge, one non-transferable subscription right for each 12,256 shares of our common stock and 613 shares of our preferred stock owned as of January 1, 2010, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks or other nominees on shareholders’ behalf, as a beneficial owner of such shares.  This rights offering was designed to give all of the holders of the Company’s common stock the opportunity to participate in an equity investment in the Company on the same economic terms as the Company’s 2009 private placement.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

The basic subscription right entitled the holder to purchase one unit (a “Subscription Unit”) at a subscription price of $1,000. A Subscription Unit consisted of 250 shares of the Company’s Series A convertible preferred stock (the “Preferred Stock”) and a five-year warrant to purchase 5,000 shares of common stock at an exercise price of $0.20 per share.  In the event that a holder of a Subscription Unit purchased all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder had the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights.

Effective with the expiration of the subscription rights, which occurred on March 26, 2010, holders of subscription rights exercised in aggregate 1,061 basic subscription rights and 46 over-subscription rights for a total 1,107 Subscription Units.  As a result of the exercise of 1,107 Subscription Units the Company received $1,107,000 in gross proceeds, and on March 26, 2010, issued in aggregate 276,750 shares of Preferred Stock and five-year warrants to purchase in aggregate 5,535,000 shares of common stock at an exercise price of $0.20 per share (“2010 Warrants”). Effective with the expiration of the rights offering all unexercised subscription rights expired.  The Preferred Stock issued in 2010 has the same terms as the Preferred Stock issued in 2009.

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

During 2010, 550,000 options previously granted to Mr. Alvin Clemens, who is the former Co-Chairman of the Company’s Board, were forfeited as a result of Mr. Clemens resignation from the Board in accordance with the terms of the stock option.

During 2010, 416,648 options previously granted to Mr. Charles Eissa, who is the former COO of the Company, were forfeited as a result of Mr. Eissa’s termination of employment in accordance with the terms of the stock option.

During 2010, 70,000 options previously granted to various former employees were forfeited in accordance with the terms of the stock options.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

The Company recorded compensation expense pertaining to director and employee stock options and restricted and unrestricted stock grants as follows:

	For the six months ended June 30,
	2010	2009
Selling, marketing and administrative expenses
Salaries, commission and related taxes	$7,200	$337,799

Loss from discontinued operations	-	37,453
	$7,200	$375,252

A summary of the Company's outstanding stock options as of and for the six months ended June 30, 2010 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

Outstanding at December 31, 2009	5,676,648	$0.80	$0.55

For the six months ended June 30, 2010
Granted	250,000	0.06	0.06
Exercised	-	-	-
Forfeited	(1,036,648)	1.01	0.57

Outstanding at June 30, 2010	4,890,000	$0.72	$0.53

Outstanding and exercisable at June 30, 2010	4,440,000	$0.98	$0.64

The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions for options granted during the six months ended June 30, 2010: Expected volatility 345%, risk-free interest rate 0.14%, expected life in years 5, and assumed dividend yield 0%.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

The following information applies to options outstanding at June 30, 2010:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.06	405,000	4.4	$0.06	155,000	$0.06
0.10	2,220,000	3.6	0.10	2,020,000	0.10
1.00	1,300,000	4.3	1.00	1,300,000	1.00
2.62	20,000	1.5	2.62	20,000	2.62
2.70	425,000	0.7	2.70	425,000	2.70
2.95	45,000	0.9	2.95	45,000	2.95
3.50	75,000	5.8	3.50	75,000	3.50
3.60	400,000	5.8	3.60	400,000	3.60
	4,890,000			4,440,000

As of June 30, 2010, there were 7,000,000 shares of our common stock authorized to be issued under the Company’s 2008 Equity Compensation Plan, of which 1,106,980 shares of our common stock remain available for future stock option grants.

The total intrinsic value of stock options granted during 2010 and 2009 was $0 and $0, respectively.  The total intrinsic value of stock options outstanding and exercisable as of June 30, 2010 was $0.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $30,192 as of June 30, 2010, which will be recognized over a weighted average 4.6 years in the future.

Common Stock warrants

On March 26, 2010 the Company issued the 2010 warrants (the 2010 Warrants”) to purchase in aggregate 5,535,000 shares of common stock at an exercise price of $0.20 per share for a period of 5 years.  The 2010 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.20 per share of common stock during the first two years following the date of issuance of the 2010 Warrants, subject to customary exceptions.

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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

On March 31, 2010, the full ratchet anti-dilution adjustment provisions pertaining to warrants issued on March 31, 2008, expired.

A summary of the status of the Company's outstanding stock warrants as of and for the six months ended June 30, 2010 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2009	51,566,887	$0.38

For the period ended June 30, 2010
Granted	5,535,000	0.20
Exercised	-	-
Expired	(350,000)	2.80
Outstanding at June 30, 2010	56,751,887	0.34

Exercisable at June 30, 2010	56,751,887	$0.34

The following information applies to warrants outstanding at June 30, 2010:

Year of Expiration	Common Stock Warrants	Exercise Price

2010	75,000	$1.50
2011	1,175,000	1.50
2012	4,966,887	1.51
2013	25,000,000	0.20
2014	20,000,000	$0.20
2015	5,535,000	$0.20
	56,751,887

Outstanding warrants at June 30, 2010 have a weighted average remaining contractual life of 3.1 years.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 8 – CAPITAL LEASE OBLIGATIONS

InsPro Technologies has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of June 30, 2010 and December 31, 2009:

		June 30, 2010	December 31, 2009
	Useful Life (Years)
Computer equipment and software	3	$595,899	483,129
Phone System	3	15,011	15,011
Leasehold improvements			-
		610,910	498,140
Less accumulated depreciation		(316,144)	(222,134)
		$294,766	276,006

Future minimum payments required under capital leases at June 30, 2010 are as follows:

2010	$102,384
2011	181,269
2012	100,694
2013	37,420
2014	30,757
2015	12,815

Total future payments	465,339
Less amount representing interest	53,330

Present value of future minimum payments	412,009
Less current portion	162,196

Long-term portion	$249,813

NOTE 9 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”).  The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first.  The Company made contributions of $20,419 and $22,806 for the six months ended June 30, 2010 and 2009.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 10 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES

Restricted Cash and Operating Leases

On February 17, 2006, the Company entered into a lease agreement with FG2200, LLC, a Florida limited liability company, for approximately 50,000 square feet of office space at 2200 S.W. 10th Street, Deerfield Beach, Florida (the "Lease"). The initial term of the Lease commenced on March 15, 2006 and terminates on March 31, 2016. The Company has the option to extend the term for two additional 36-month periods. The Company has a one time option to cancel the Lease effective March 31, 2011 provided the Company; (a) is not in default of the Lease, (b) no part of the Deerfield Beach office is sub-let beyond March 31, 2011, (c) the Company and its sub-tenants vacate the Deerfield Beach office on or before March 31, 2011 and (d) the Company gave written notice to FG2200, LLC on or before June 15, 2010 accompanied with a payment FG2200, LLC the sum of 9 months’ rent pursuant to the lease agreement.  The Company provided FG2200, LLC with written notice on June 11, 2010 of the Company’s desire to terminate the Lease effective March 14, 2011 and paid $783,849 to FG2200, LLC on June 14, 2010.  The monthly rent increases every 12 months, starting at $62,500 plus certain building expenses incurred by the landlord and ending at approximately $81,550, plus certain building expenses incurred by the landlord. In connection with the Lease, the Company provided a $1 million letter of credit to the landlord as a security deposit for the Company's obligations under the Lease.

On February 21, 2008 the Company entered into a sub-lease agreement with a third party whereby the third party sub-leased approximately 5,200 square feet of our Deerfield Beach office space beginning March 1, 2008 through February 28, 2009.  This sub-lease agreement was amended and restated on October 3, 2008 to increase the sub-leased square footage to 13,900 and extend the lease term through January 31, 2010, and was then amended whereby effective March 1, 2010, the sub-leased square footage was decreased to 8,700 and the lease term was extended through February 28, 2011.

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

From June 30, 2009 through May 15, 2010, the Company used 5,094 square feet of the approximate 50,000 square feet of the Deerfield Beach office for operations.  As of June 30, 2010, the Company has accrued $344,211 related to the non-cancelable lease for the abandoned portion of the Deerfield Beach office, which is the net present value of the Company’s future lease payments through March 14, 2011 plus management’s estimate of contractually required expenses pertaining to the Deerfield Beach office, which are estimated to be $1,056,144, less future sub-lease revenue, which is estimated to be $711,668.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 10 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania.  The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of landlord’s building expenses. Under the terms of the lease agreement, rent is waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet.  The Company recorded a liability for deferred rent in the amount of $131,948 as of June 30, 2010.

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

Effective during the first quarter of 2007, the letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account.  Effective February 12, 2009 the money market account, which collateralized the letter of credit pertaining to our New York Office, was transferred into a certificate of deposit (“CD”).  These bank deposits are on deposit with the issuer of the letters of credit and are classified as restricted cash on the Company’s balance sheet, which as of June 30, 2010 and December 31, 2009 had balances of $1,152,206 and $1,154,044, respectively.   The terms of the money market account allow the Company to receive interest on the principal but prohibits the Company from withdrawing the principal for the life of the Deerfield Beach letter of credit. The terms of the CD allow the Company to receive interest upon the maturity of the CD, which matures on March 12, 2011.  The Company is prohibited from withdrawing the interest on the CD until the March 12, 2011 maturity of the CD and the CD’s principal for the life of the New York letter of credit.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 10 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

On March 7, 2006, the Company entered into a sublease for approximately 13,773 square feet of office space located on the 7th floor at 1120 Avenue of the Americas, New York, New York (the “Sublease Agreement”).  The initial term of the Sublease Agreement commences in March 2006 and terminates on December 31, 2010. The monthly rent increases every 12 months, starting at approximately $303,000 per annum plus a proportionate share of landlord’s building expenses and ending at approximately $341,000 per annum plus a proportionate share of landlord’s building expenses.  In connection with the Sublease Agreement, the Company provided a $151,503 letter of credit to the landlord as a security deposit for the Company’s obligations under the sublease.  On May 15, 2006 the Company received the landlord's consent, dated April 18, 2006, to the Sublease Agreement.  In March 2008, the Company closed its sales office located in New York.  Effective June 30, 2010, the Company has accrued $201,055 related to the non-cancelable lease for the abandoned New York facility, which is net present value of the Company’s future lease payments due under the remaining Sublease Agreement term plus management’s estimate of utility payments.

The Company leases certain real and personal property under non-cancelable operating leases.  Rent expense was $9,333 and $2,932,446 for the six months ended June 30, 2010 and 2009, respectively.

Future minimum payments required under operating leases and service agreements at June 30, 2010 are as follows:

2010	$1,041,710
2011	1,152,003
2012	534,670
2013	277,184
2014	277,066
thereafter	562,906

Total	$3,845,538

Litigation

On August 28, 2008, one of our former employees, the plaintiff, filed a national class action complaint in the Seventeenth Judicial Circuit of Florida, Broward County, case no. 062008 CA 042798 XXX CE, alleging that we breached a contract with employees by failing to provide certain commissions and/or bonuses. The complaint also contained claims for an accounting and for declaratory relief relating to the alleged compensation agreement.  The plaintiff purported to bring these claims on behalf of a class of current and former insurance sales agents.  We filed a motion to dismiss the complaint.  In response, at the hearing on our Motion to Dismiss, the plaintiff stated that he would amend the complaint.  The amended complaint was no longer pled as a class action but, instead, included 64 named plaintiffs. On April 21, 2010, the Company and the plaintiffs entered into a memorandum of understanding whereby the Company agreed to pay $23,500 to settle the case, and the Company and the plaintiffs agreed to: stay all discovery, mutual releases, no admission of wrongdoing, no further litigation, confidentiality by the plaintiffs, and non disparagement by the plaintiffs.  The Company and the plaintiffs have entered into definitive settlement agreements and the court issued an order dismissing all claims in this case.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 10 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated the effects of all events subsequent to June 30, 2010 through the date which the financial statements were available to be issued and has concluded that all events requiring adjustment to or disclosure in the financial statements have been made.

Termination of License Agreement with Realtime Solutions Group

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

As of June 30, 2010 we had not taken delivery of the STP software or issued common stock in connection with the License Agreement.

On August 2, 2010, we provided 30 days notice of our unilateral termination of the License Agreement without cause.

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

We qualify all the forward-looking statements contained in this Quarterly Report of Form 10-Q by the foregoing cautionary statements.

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

InsPro Technologies offers InsPro on a licensed and an ASP basis.  An InsPro software license entitles the purchaser a perpetual license to a copy of the InsPro software installed at a single client location, which may be used to drive a production and model office instance of the application.  The ASP Hosting Service enables a client to lease the InsPro software, paying only for that capacity required to support their business.  ASP clients access an instance of InsPro installed on InsPro Technologies’ servers located at InsPro Technologies’ offices or at a third party’s site.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Revenues

For the three months ended June 30, 2010 (“Second Quarter 2010”), we earned revenues of $1,461,542 compared to $1,488,503 for the three months ended June 30, 2009 (“Second Quarter 2009”), a decrease of $26,961 or 2%.  Revenues include the following:

	For the Three Months Ended June 30,
	2010	2009

Professional services	$882,587	$985,534
ASP revenue	378,955	349,469
Maintenance revenue	200,000	144,500
Sub-leasing revenue	-	9,000

Total	$1,461,542	$1,488,503

•
Professional services revenue declined $102,947 or 10% as a result of lower post implementation services, which were provided by InsPro Technologies in Second Quarter 2009 to several clients.  Implementation services, which were provided to clients, included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•
ASP revenue increased $29,486 or 8% as a result of the commencement of hosting services to a recently implemented client partially offset by lower ASP revenue from 3 existing clients.  In Second Quarter 2010 we earned ASP revenue from seven InsPro clients. ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business.  In addition InsPro Technologies provides hosting service to client’s licensed InsPro software.  InsPro’s ASP hosting clients access InsPro installed on InsPro Technologies’ owned servers located at InsPro Technologies’ offices or at a third party’s site.

•
Maintenance revenue increased $55,500 or 38% as a result of the addition of two maintenance contracts compared to Second Quarter 2009.  In Second Quarter 2010 we earned maintenance revenues from six clients.

Cost of Revenues

Cost of revenues are incurred by InsPro Technologies to offer InsPro on a licensed and ASP basis, and to provide professional services together with help desk and other customer support.  Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro design, development, implementation, testing together with customer management, training and technical support, as well as facilities, equipment and software costs.

Our cost of revenues for Second Quarter 2010 was $1,637,464 as compared to $1,517,783 for Second Quarter 2009 for an increase of $119,681 or 8% as compared to Second Quarter 2009. Cost of revenues consisted of the following:

	For the Three Months Ended June 30,
	2010	2009

Salaries, employee benefits and related taxes	$1,038,735	$859,059
Professional fees	351,021	457,999
Rent, utilities, telephone and communications	80,234	56,911
Other cost of revenues	167,474	143,814
	$1,637,464	$1,517,783

•
Our salaries, employee benefits and related taxes component of cost of revenues in Second Quarter 2010 was $1,038,735 as compared to $859,059 for Second Quarter 2009 for an increase of $179,676 or 21% as compared to Second Quarter 2009.  Salaries, employee benefits and related taxes increased as a result of increased employee staffing. Subsequent to Second Quarter 2009, InsPro Technologies strengthened its management by hiring a COO in the fourth quarter of 2009 and hiring staff in quality assurance, customer implementation and business development areas.

•
Our professional fees component of cost of revenues in Second Quarter 2010 was $351,021 as compared to $457,999 for Second Quarter 2009 for an decrease of $106,978 or 23% as compared to Second Quarter 2009. Professional fees decreased as a result of the hiring of two former consultants as employees and reduced utilization of certain domestic based independent contractors.

•
Our rent, utilities, telephone and communications component of cost of revenues in Second Quarter 2010 was $80,234 as compared to $56,911 for Second Quarter 2009 for an increase of $23,323 or 41% as compared to Second Quarter 2009.  Rent, utilities, telephone and communications increased as a result of increased ASP communications expense and an increase in the amount of leased space at InsPro’s Eddystone office during 2009.

•
Other cost of revenues in Second Quarter 2010 was $167,474 as compared to $143,814 in Second Quarter 2009, an increase of $23,660 or 17%.  The increase was the result of costs incurred in Second Quarter 2010 to reorganize and move certain equipment in order to improve performance and ultimately reduce cost in the future and certain vendor discounts pertaining to computer processing, which were provided to the Company in 2009 in connection with a new ASP client, that expired in the third quarter of 2009. Other cost of revenues consisted of computer processing, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross loss of $175,922 in Second Quarter 2010 as compared to a gross loss of $29,280 in Second Quarter 2009.

Selling, Marketing and Administrative Expenses

Our selling, marketing and administrative expenses for Second Quarter 2010 was $1,230,276 as compared to $1,634,701 for Second Quarter 2009 for a decrease of $404,425 or 25% as compared to Second Quarter 2009.  The primary reason for the decrease is attributable to reductions in corporate staffing.  Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended June 30,
	2010	2009

Salaries, employee benefits and related taxes	$644,756	$738,096
Advertising and other marketing	26,060	36,204
Depreciation and amortization	241,673	220,003
Rent, utilities, telephone and communications	100,759	144,242
Professional fees	103,614	317,967
Other general and administrative	113,414	178,189
	$1,230,276	$1,634,701

In Second Quarter 2010 we incurred salaries, employee benefits and related taxes of $644,756 as compared to $738,096 for Second Quarter 2009, a decrease of $93,340 or 13%. Salaries, commission and related taxes consisted of the following:

	For the Three Months Ended June 30,
	2010	2009

Salaries, wages and bonuses	$537,197	$536,354
Share based employee and director compensation	4,200	90,315
Commissions to employees	5,370	13,000
Employee benefits	32,676	16,918
Payroll taxes	37,103	31,842
Severance and other compensation	6,358	13,168
Directors’ compensation	21,852	36,498

Total	$644,756	$738,096

•
Salaries, wages and bonuses were $537,197 in Second Quarter 2010 as compared to $536,354 in Second Quarter 2009.  Reductions in corporate staffing in human resources and accounting were offset by increased staffing in InsPro’s sales and IT infrastructure areas.

•
Share based employee and director compensation expense was $4,200 in Second Quarter 2010 as compared to $90,315 in Second Quarter 2009.  The decrease is attributable to vesting and expensing of all outstanding options as of the October 29, 2009 change of control on that date. Consequently the only expense incurred in 2010 pertains to options granted after October 29, 2009.  Share based employee and director compensation consist of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.

•
Commissions to employees were $5,370 in Second Quarter 2010 as compared to $13,000 in Second Quarter 2009, a decrease of $7,630 or 59%.  Commissions to employees decreased as a result of decreased commissionable revenue activity, which was paid to InsPro Technologies’ sales personnel.

•
Employee benefits expense was $32,676 in Second Quarter 2010 as compared to $16,918 in Second Quarter 2009, an increase of $15,758 or 93%.  The increase is primarily the result of increased employee group health insurance cost, which was caused by increased staffing in InsPro and a change in the Company’s employee benefits program in 2010 to provide all employees with comparable employee benefits at comparable cost.  Prior to 2009 non InsPro employees paid proportionately more for their  employee group health insurance than InsPro employees.

•
Payroll taxes expense was $37,103 in Second Quarter 2010 as compared to $31,842 in Second Quarter 2009, an increase of $5,261 or 17%.  The increase is the result of increased staffing in InsPro’s sales and IT infrastructure areas and associated increased payroll taxes.

•	Directors’ compensation was $21,852 in Second Quarter 2010 as compared to $36,498 in Second Quarter 2009. The decrease is the result of the timing of annual retainer expense in Second Quarter 2009.

Advertising and other marketing in Second Quarter 2010 was $26,060 as compared to $36,204 in Second Quarter 2009.  The decrease was the result of the completion in the second quarter of 2009 the development of InsPro Technologies’ marketing strategy including creating the corporate brand and message and redesign of all sales and marketing material, company web site, brochures and sales presentation.  Costs in Second Quarter 2009 included the use of outside agencies for services rendered in connection with the development of InsPro Technologies’ marketing strategy.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended June 30,
	2010	2009

Amortization of intangibles acquired as a result of the InsPro acquisition	$117,019	$117,019
Amortization of software and website development for external marketing	21,787	21,787
Depreciation expense	102,867	81,197

Total	$241,673	$220,003

•
In Second Quarter 2010 we incurred amortization expense of $117,019 for the intangible assets acquired from InsPro Technologies (formerly Atiam Technologies, L.P.) on October 1, 2007.  Intangible assets acquired from InsPro Technologies were assigned the following values:

•	value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years

•	value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years

•	employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.

•	In Second Quarter 2010 we incurred amortization expense of $21,787 for software development cost for external marketing pertaining to InsPro Technologies’ InsPro system.

•
In Second Quarter 2010 we incurred depreciation expense of $102,867 as compared to $81,197 in Second Quarter 2009. The increase was due to assets acquired by InsPro Technologies subsequent to June 30, 2009.

In Second Quarter 2010 we incurred rent, utilities, telephone and communications expense of $100,759 as compared to $144,242 in Second Quarter 2009, a decrease of $43,483 or 30%.  The decrease is primarily due to reductions in telephone and communications expenses as a result of corporate staffing reductions and cost containment actions.

In Second Quarter 2010 we incurred professional fees of $103,614 as compared to $317,967 in Second Quarter 2009, a decrease of $214,353 or 67%.  Professional fees consisted of the following:

	For the Three Months Ended June 30,
	2010	2009

Accounting and auditing	$55,709	$64,111
Legal	41,389	195,529
Technology	6,786	4,123
All other	(270)	54,204

	$103,614	$317,967

•
In Second Quarter 2010 we had a decrease in legal fees as compared to Second Quarter 2009, which was primarily due to lower legal costs incurred in connection with litigation with certain shareholders, which commenced on March 24, 2009, and lower legal costs incurred in connection with the Company’s filings with the Securities and Exchange Commission (the “SEC”).

•	In Second Quarter 2010 we had an increase in technology fees as a result of increased utilization of outsourced resources in InsPro’s system infrastructure area.

•	In Second Quarter 2010 we had a decrease in all other professional fees as a result of lower recruiting costs and lower printing and filing costs incurred in connection with the Company’s SEC filings.

In Second Quarter 2010 we incurred other general and administrative expenses of $113,414 as compared to $178,189 in Second Quarter 2009, a decrease of $64,775 or 36%. The decrease is a result of non recurring telephone system costs, which were incurred by InsPro in 2009.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $1,406,198 or $0.06 per share in Second Quarter 2010 as compared to a loss from operations of $1,663,981 or $0.04 per share in Second Quarter 2009.

Gain (loss) on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended June 30,
	2010	2009
Revenues:
Commission and other revenue from carriers	$113,095	$369,189
Transition policy commission pursuant to the Agreement	317,724	552,517
Gain on disposal of property and equipment	530	8,716
Insurint revenue	210	46,768
Sub-lease revenue	334,941	323,578

	766,500	1,300,768

Operating expenses:
Salaries, commission and related taxes	30,451	346,091
Lead, advertising and other marketing	-	6,403
Depreciation and amortization	-	67,042
Rent, utilities, telephone and communications	(94,113)	2,443,309
Professional fees	83,803	144,584
Other general and administrative	46,155	197,352

	66,296	3,204,781

Gain (loss) from discontinued operations	$700,204	$(1,904,013)

During the first quarter of 2009, we ceased the direct marketing and sale of health and life insurance and related products to individuals and families in our Telesales call center.  We also discontinued the sale of health and life insurance and related products to individuals and families through our non employee ISG agents.  During the first quarter of 2009, we eliminated 43 positions including all of our licensed employee sales agents along with other Telesales service and support personnel, and we eliminated another 20 positions in Telesales through attrition.

On February 20, 2009 (the “Closing Date”) we entered into and completed the sale of our Telesales call center produced agency business (the “Agency Business”) to eHealth, an unaffiliated third party, pursuant to the terms of a Client Transition Agreement (the “Agreement”).

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

Revenue Recognition for Discontinued Operations

Our Telesales business segment generates revenue primarily from the receipt of commissions paid to the Company as a result of the Agreement and insurance companies based upon the insurance policies sold to consumers by the Company.  These revenues are in the form of first year, bonus and renewal commissions that vary by company and product.  We recognize commission revenue primarily from the sale of health insurance, after we receive notice that the insurance company has received payment of the related premium. Commission revenues can fluctuate due to changing premiums, commission rates and types or amount of insurance sold.  Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company or with respect to certain types of products.  The unearned portion of premium commissions has been included in the consolidated balance sheet as a liability for unearned commission advances.

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

For Second Quarter 2010 we earned revenues in discontinued operations of $766,500 compared to $1,300,768 in the Second Quarter 2009, a decrease of $534,268 or 41%.  Revenues include the following:

•
Commission and other revenue from carriers was $113,095 in Second Quarter 2010 as compared to $369,189 in Second Quarter 2009.  The decrease is primarily the result of the execution of the Agreement whereby we no longer receive commission revenue on Transferred Policies effective on or about February 1, 2009. We continue to receive commissions from carriers other than Specified Carriers and commissions on policies other than Transferred Policies. Commission and other revenue from carriers is anticipated to decline in the future as a result of anticipated lapsation of our ISG and Telesales call center produced agency business.

•
Transition policy commission pursuant to the Agreement was $317,724 in Second Quarter 2010 as compared to $552,517 in the Second Quarter 2009.  The decrease is due to lapsation of our Telesales call center produced agency business.  Transition policy commission revenue is anticipated to decline in the future as a result of anticipated lapsation of our Telesales call center produced agency business.

•
Insurint revenue was $210 in Second Quarter 2010 as compared to $46,768 in the Second Quarter 2009.  Insurint revenue effectively ceased effective March 31, 2010 as a result of the Insurint Sale Agreement.

•
In Second Quarter 2010 we earned sub-lease revenue of $334,941 as compared to $323,578 in Second Quarter 2009 relating to the sub-lease of a portion of our Florida office and our former New York sales office. Sub-lease revenue includes base rent, additional rent pertaining to utilities and occupancy costs and certain telephony, technology and facility services provided by us to certain of our sub-tenants.

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

Total operating expenses of discontinued operations for Second Quarter 2010 was $66,296 as compared to $3,204,781.  The decrease in operating expenses of discontinued operations is due to lower expenses associated with our abandoned leased Deerfield Beach office and to a lesser extent the elimination of Insurint’s expenses effective March 31, 2010 as a result of the Insurint Sale Agreement.

o
In the Second Quarter of 2010 the abandoned lease accrual for our Deerfield Beach office was reduced to reflect our $783,849 payment to our landlord associated with our notification of our desire to terminate our Deerfield Beach lease on March 14, 2011.  This payment was $327,513 lower than our previously accrued estimate and as a result more than offset all other rent expense in discontinued operations causing negative expense in rent, utilities, telephone and communications.

o
Effective June 30, 2010, the Company accrued $344,211 related to the non-cancelable lease for the abandoned portion of the Deerfield Beach office, which represented the net present value of the Company’s future lease payments through March 14, 2011 and consideration for early termination due under lease.

o
Effective June 30, 2010, the Company has accrued $201,055 related to the non-cancelable lease for the abandoned New York facility, which is net present value of the Company’s future lease payments due under the remaining Sublease Agreement term plus management’s estimate of utility payments.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $700,204 or a $0.02 gain per share in Second Quarter 2010 as compared to a loss from discontinued operations of $1,904,013 or a $0.05 loss per share in Second Quarter 2009.

Other income (expenses)

Interest income is attributable to interest-bearing cash deposits.  The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense of $45,941 in Second Quarter 2010 includes $28,438 of accrued interest and $7,112 amortization of deferred loan costs associated with the secured note, which we issued to the Co-Investment Fund II, LP (the “Note”), which originated in December of 2009 and was amended on June 15, 2010, together with imputed interest on certain employee obligations.

In Second Quarter 2010 we recognized a loss on change in fair value of warrants liabilities of $1,018,381.  The loss in Second Quarter 2010 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Net loss

As a result of these factors discussed above, we reported a net loss of $1,764,936 or $0.04 loss per share in Second Quarter 2010 as compared to a net loss of $3,581,779 or $0.09 loss per share in Second Quarter 2009.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Revenues

For the six months ended June 30, 2010 (“2010 To Date”), we earned revenues of $2,711,177 compared to $3,171,214 for the six months ended June 30, 2009 (“2009 To Date”), a decrease of $460,037 or 15%.  The decrease in professional services is attributable to a decrease in work modification enhancements and data conversion required for existing clients.  Revenues include the following:

	For the Six Months Ended June 30,
	2010	2009

Professional services	$1,438,477	$2,168,892
ASP revenue	738,700	701,322
Sales of software licenses	125,000	-
Maintenance revenue	400,000	289,000
Sub-leasing revenue	9,000	12,000

Total	$2,711,177	$3,171,214

•
Professional services revenue declined $730,415 or 34% as a result of lower post implementation services, which were provided by InsPro Technologies in 2009 To Date to several of our largest clients.  Implementation services, which were provided to clients, included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•
ASP revenue increased $37,378 or 5% as a result of the commencement of hosting services to a recently implemented client partially offset by lower ASP revenue from 3 other clients.  In 2010 To Date we earned ASP revenue from seven InsPro clients. ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business.  InsPro’s ASP clients access InsPro installed on InsPro Technologies’ owned servers located at InsPro Technologies’ offices or at a third party’s site.

•	In 2010 To Date we earned license fee revenue upon the completion of the implementation of InsPro for a client.

•	Maintenance revenue increased $111,000 or 38% as a result of the addition of two maintenance contracts compared to 2009 To Date. In 2010 To Date we earned maintenance revenues from six clients.

•	In 2009 To Date we earned sub-leasing revenue from the sub-leasing of space in our Radnor office. The subleasing commenced in March 2009 and ended in March 2010.

Cost of Revenues

Our cost of revenues for 2010 To Date was $3,395,872 as compared to $3,035,265 for 2009 To Date for an increase of $360,607 or 12% as compared to 2009 To Date. Cost of revenues consisted of the following:

	For the Six Months Ended June 30,
	2010	2009

Salaries, employee benefits and related taxes	$2,026,137	$1,733,319
Professional fees	855,539	904,636
Rent, utilities, telephone and communications	155,750	112,736
Other cost of revenues	358,446	284,574
	$3,395,872	$3,035,265

•
Our salaries, employee benefits and related taxes component of cost of revenues in 2010 To Date was $2,026,137 as compared to $1,733,319 for 2009 To Date for an increase of $292,818 or 17% as compared to 2009 To Date.  Salaries, employee benefits and related taxes increased as a result of increased employee staffing. Subsequent to 2009 To Date, InsPro Technologies strengthened its management by hiring a COO in the fourth quarter of 2009 and hiring staff in quality assurance, customer implementation and business development areas.

•
Our professional fees component of cost of revenues in 2010 To Date was $855,539 as compared to $904,636 for 2009 To Date for a decrease of $49,097 or 5% as compared to 2009 To Date. Professional fees decreased as a result of the hiring of two key former consultants as employees and reduced utilization of certain domestic based independent contractors partially offset by $167,571 of training and set up expense incurred pertaining to a new vendor, who will provide InsPro Technologies with offshore outsourcing capabilities, which we believe will provide us with cost effective and scalable technology resources in the future.

•
Our rent, utilities, telephone and communications component of cost of revenues in 2010 To Date was $155,750 as compared to $112,736 for 2009 To Date for an increase of $43,014 or 38% as compared to 2009 To Date.  Rent, utilities, telephone and communications increased as a result of increased in ASP and corporate telephone and communications expense and an increase in the amount of leased space at InsPro’s Eddystone office during 2009.

•
Our other cost of revenues component of cost of revenues in 2010 To Date was $358,446 as compared to $284,574 in 2009 To Date, an increase of $73,872 or 26%.  Other cost of revenues consisted of the following:

	For the Six Months Ended June 30,
	2010	2009

Office expenses	$1,811	$6,228
Travel and entertainment	62,795	31,809
Computer processing, hardware and software	288,862	243,032
Other	4,978	3,505

Total	$358,446	$284,574

o
Our travel and entertainment component of cost of revenues in 2010 To Date was $62,795 as compared to $31,809 in 2009 To Date, an increase of $30,986 or 97%.  The increase was the result of increased travel pertaining to post implementation support, which was provided to a client whose InsPro licensed application was implemented in 2010 To Date. We incur travel and entertainment expense in connection with customer relationship management and implementation of InsPro at client locations.

o
Our computer processing, hardware and software component of cost of revenues in 2010 To Date was $288,862 as compared to $243,032 in 2009 To Date, an increase of $45,830 or 19%.  The increase was the result of costs incurred in Second Quarter 2010 to reorganize and move certain equipment in order to improve performance and ultimately reduce cost in the future and certain vendor discounts pertaining to computer processing, which were provided to the Company in 2009 in connection with a new ASP client, that expired in the third quarter of 2009.  We incur computer processing, hardware and software fees associated with ASP hosting services and these services increased due to incremental services and expense associated with a new InsPro client.  InsPro has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee.  This third party provides InsPro Technologies with hosting services for our client’s ASP environments.

Gross Profit (Loss)

As a result of the aforementioned factors, we reported a gross loss of $684,695 in 2010 To Date as compared to a gross profit of $135,949 in 2009 To Date.

Selling, Marketing and Administrative Expenses

Our selling, marketing and administrative expenses for 2010 To Date was $2,681,794 as compared to $3,753,748 for 2009 To Date for a decrease of $1,071,954 or 29% as compared to 2009 To Date.  The primary reason for the decrease is attributable to reductions in corporate staffing.  Selling, marketing and administrative expenses consisted of the following:

	For the Six Months Ended June 30,
	2010	2009

Salaries, employee benefits and related taxes	$1,240,766	$2,116,891
Advertising and other marketing	83,403	138,103
Depreciation and amortization	473,484	431,323
Rent, utilities, telephone and communications	176,002	288,434
Professional fees	451,611	457,184
Other general and administrative	256,528	321,813
	$2,681,794	$3,753,748

In 2010 To Date we incurred salaries, employee benefits and related taxes of $1,240,766 as compared to $2,116,891 for 2009 To Date, a decrease of $876,125 or 41%. Salaries, commission and related taxes consisted of the following:

	For the Six Months Ended June 30,
	2010	2009

Salaries, wages and bonuses	$1,013,247	$1,247,579
Share based employee and director compensation	7,200	310,691
Commissions to employees	30,426	25,454
Employee benefits	62,488	53,579
Payroll taxes	75,308	81,553
Severance and other compensation	10,464	353,206
Directors’ compensation	41,633	44,829

Total	$1,240,766	$2,116,891

•
Salaries, wages and bonuses were $1,013,247 in 2010 To Date as compared to $1,247,579 in 2009 To Date, a decrease of $234,332 or 19%.  The decrease is the result the elimination of two senior executive positions, four human resource positions and an accounting position together with $150,000 of executive bonus compensation in 2009 To Date.  These reductions in corporate expenses were partially offset by increased staffing in InsPro’s sales and IT infrastructure areas.

•
Share based employee and director compensation expense was $7,200 in 2010 To Date as compared to $310,691 in 2009 To Date.  The decrease is attributable to vesting and expensing of all outstanding options as of the October 29, 2009 change of control on that date. Consequently the only expense incurred in 2010 pertains to options granted after October 29, 2009.  Share based employee and director compensation consist of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.

•
Commissions to employees were $30,426 in 2010 To Date as compared to $25,454 in 2009 To Date, an increase of $4,972 or 20%.  Commissions to employees increased as a result of increased commissionable revenue activity, which was paid to InsPro Technologies’ sales personnel.

•
Employee benefits expense was $62,488 in 2010 To Date as compared to $53,579 in 2009 To Date, an increase of $8,909 or 17%. The increase is primarily the result of increased employee group health insurance cost as a result of a change in the Company’s employee benefits program in 2010 to provide all employees with comparable employee benefits at comparable cost.  Prior to 2009 non InsPro employees paid proportionately more for their employee benefits than InsPro employees, which was partially offset by the elimination of corporate staff.

•	Payroll taxes expense was $75,308 in 2010 To Date as compared to $81,553 in 2009 To Date, a decrease of $6,245 or 8%. The decrease is the result of the elimination of corporate staff.

•
Severance and other compensation was $10,464 in 2010 To Date as compared to $353,206 in 2009 To Date. The decrease was the result of the accrual of severance expense as of March 31, 2009 as a result of the Separation of Employment and General Release Agreement with Mr. Eissa.

Advertising and other marketing in 2010 To Date was $83,403 as compared to $138,103 in 2009 To Date.  The decrease was the result of the completion in the second quarter of 2009 the development of InsPro Technologies’ marketing strategy including creating the corporate brand and message and redesign of all sales and marketing material, company web site, brochures and sales presentation.  Costs in 2009 To Date included the use of outside agencies for services rendered in connection with the development of InsPro Technologies’ marketing strategy.

Depreciation and amortization expense consisted of the following:

	For the Six Months Ended June 30,
	2010	2009

Amortization of intangibles acquired as a result of the InsPro acquisition	$234,039	$234,039
Amortization of software and website development for external marketing	43,574	43,574
Depreciation expense	195,871	153,710

Total	$473,484	$431,323

•
In 2010 To Date we incurred amortization expense of $234,039 for the intangible assets acquired from InsPro Technologies (formerly Atiam Technologies, L.P.) on October 1, 2007.  Intangible assets acquired from InsPro Technologies were assigned the following values:

•	value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years

•	value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years

•	employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.

•	In 2010 To Date we incurred amortization expense of $43,574 for software development cost for external marketing pertaining to InsPro Technologies’ InsPro system.

•	In 2010 To Date we incurred depreciation expense of $195,871 as compared to $153,710 in 2009 To Date. The increase was due to assets acquired by InsPro Technologies subsequent to June 30, 2009.

In 2010 To Date we incurred rent, utilities, telephone and communications expense of $176,002 as compared to $288,434 in 2009 To Date, a decrease of $112,432 or 39%.  The decrease is primarily due to reductions in telephone and communications expenses as a result of corporate staffing reductions and cost containment actions.

In 2010 To Date we incurred professional fees of $451,611 as compared to $457,184 in 2009 To Date, a decrease of $5,573 or 1%.  Professional fees consisted of the following:

	For the Six Months Ended June 30,
	2010	2009

Accounting and auditing	$126,151	$131,914
Legal	240,988	206,700
Technology	10,656	12,422
All other	73,816	106,148

	$451,611	$457,184

•
In 2010 To Date we had an increase in legal fees as compared to 2009 To Date, which was primarily due to legal costs incurred in connection with litigation with certain shareholders, which commenced on March 24, 2009, and legal costs incurred in connection with the Company’s filings with the SEC.

•	In 2010 To Date we had a decrease in all other professional fees as a result of lower corporate recruiting and shareholder relations costs.

In 2010 To Date we incurred other general and administrative expenses of $256,528 as compared to $321,813 in 2009 To Date, a decrease of $65,285 or 20%.  The decrease is a result of non recurring telephone system costs, which were incurred by InsPro in 2009

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $3,366,489 or $0.08 per share in 2010 To Date as compared to a loss from operations of $3,617,799 or $0.09 per share in 2009 To Date.

Gain (loss) on discontinued operations

Results from discontinued operations were as follows:

	For the Six Months Ended June 30,
	2010	2009
Revenues:
Commission and other revenue from carriers	$262,741	$1,721,155
Gain recognized upon the execution of the Agreement	-	2,664,794
Transition policy commission pursuant to the Agreement	668,056	776,855
Gain on the sale of Insurint	578,569	-
Gain on disposal of property and equipment	6,530	12,669
Lead sale revenue	103	-
Insurint revenue	53,340	86,496
Sub-lease revenue	592,892	681,505

	2,162,231	5,943,474

Operating expenses:
Salaries, commission and related taxes	197,839	1,312,151
Lead, advertising and other marketing	-	128,357
Depreciation and amortization	-	229,703
Rent, utilities, telephone and communications	(105,500)	3,010,688
Professional fees	170,014	503,593
Loss on impairment of property and equipment	-	416,764
Loss on impairment of intangible assets	-	1,222,817
Other general and administrative	168,519	314,925

	430,872	7,138,998

Gain (loss) from discontinued operations	$1,731,359	$(1,195,524)

For 2010 To Date we earned revenues in discontinued operations of $2,162,231 compared to $5,943,474 in the 2009 To Date, a decrease of $3,781,243 or 64%.  Revenues include the following:

•
Commission and other revenue from carriers of $262,741 in 2010 To Date as compared to $1,721,155 in 2009 To Date.  The decrease is primarily the result of the execution of the Agreement whereby we no longer receive commission revenue on Transferred Policies effective on or about February 1, 2009. We continue to receive commissions from carriers other than Specified Carriers and commissions on policies other than Transferred Policies.

•
Gain recognized upon the execution of the Agreement of $2,664,794 in the first quarter of 2009, which is the sum of the aggregate initial amount of consideration paid by eHealth and eHealth’s assumption of certain liabilities relating to historical commission advances on the Transferred Policies.

•
Transition policy commission pursuant to the Agreement of $668,056 in 2010 To Date as compared to $776,855 in the 2009 To Date.  The decrease is due to lapsation of our Telesales call center produced agency business.

•
During the first quarter of 2010 we recognized a $578,569 gain on the sale of Insurint effective upon the March 31, 2010 execution of an asset purchase agreement (“Insurint Sale Agreement”) with an unaffiliated third party.

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

o	We incurred $21,829 of legal costs pertaining to the Insurint Sale Agreement.

•	Insurint revenue was $53,340 in 2010 To Date and $86,496 in 2009 To Date. Insurint revenue ceased effective March 31, 2010 as a result of the Insurint Sale Agreement.

•
In 2010 To Date we earned sub-lease revenue of $592,892 as compared to $681,505 in 2009 To Date relating to the sub-lease of a portion of our Florida office and our former New York sales office. The decline in Sub-lease revenue is the result of lower sub-lease revenue from both our former New York sales office and Deerfield Beach office.  Sub-lease revenue includes base rent, additional rent pertaining to utilities and occupancy costs and certain telephony, technology and facility services provided by us to certain of our sub-tenants.

Total operating expenses of discontinued operations for 2010 To Date was $430,872 as compared to $7,138,998 for 2009 To Date for a decrease of $6,708,126 or 94% as compared to 2009 To Date.  The primary reason for the decrease is attributable to lower expenses associated with our accrual for abandoned lease expenses, which is recorded in rent, utilities and communications expenses, impairment expense in 2009, and to a lesser extent the elimination of Insurint’s expenses effective March 31, 2010 as a result of the Insurint Sale Agreement.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $1,731,359 or $0.04 per share in 2010 To Date as compared to a loss from discontinued operations of $1,195,524 or $0.03 per share in 2009 To Date.

Other income (expenses)

Interest income is attributable to interest-bearing cash deposits.  The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense of $96,311 in 2010 To Date includes $53,095 of accrued interest and $17,783 amortization of deferred loan costs on the Note, which originated in December of 2009 and was amended on June 15, 2010, together with imputed interest on certain employee obligations.

In 2010 To Date we recognized a loss on change in fair value of warrants liabilities of $43,913.  The loss in 2010 To Date represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Net loss

As a result of these factors discussed above, we reported a net loss of $1,767,889 or $0. 04 per share in 2010 To Date as compared to a net loss of $4,835,048 or $0.12 per share in 2009 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had a cash balance of $586,049 and negative working capital of $(1,220,138).

At June 30, 2010, we had a restricted cash balance of $1,152,206, which represents money market account balances with a restricted balance pertaining to two letters of credit for the benefit of the landlords of our Florida and New York offices.  The money market accounts are on deposit with the issuer of the letters of credit.  We receive the interest on the money market accounts.

Net cash used by operations was $2,903,047 in 2010 To Date as compared to net cash used by operations of $3,594,014 in 2009 To date.  In 2010 we used cash to fund our net loss of $1,767,889 and:

•	Decreases in net liabilities of discontinued operations of $1,836,004, which is primarily the result of:

o
Our $783,849 payment to our landlord of our Deerfield Beach office associated with our notification of our desire to terminate our Deerfield Beach lease on March 14, 2011, which was $327,513 lower than our previous accrual, together with other lease payments pertaining to our abandoned leases.

o
Recording a $265,955 receivable from the buyer of Insurint as of June 30, 2010, which is included in net liabilities of discontinued operations, and to a lesser extent the lease payments pertaining to abandoned leases.

In addition to cash used in operating activities we incurred the following non cash gain and expenses in 2010 to Date, which were included in our net loss, including:

•	Recorded depreciation and amortization expense of $473,484 and $431,323 in 2010 To Date and 2009 To Date, respectively.

•	Recorded stock-based compensation and consulting expense of $7,200 and $310,691 in 2010 To Date and 2009 To Date, respectively.

•	Recognized a loss on change in fair value of warrants liabilities of $43,913 in 2010 To Date.

•	In the first quarter of 2009 we recorded $1,639,581 pertaining to the impairment of certain long lived assets of our discontinued operations.

•	We recorded a gain of $6,520 and a loss of $10,228 on the disposal of property and equipment of discontinued operations in 2010 To Date and 2009 To Date, respectively.

Net cash used by investing activities in 2010 To Date was $169,172 as compared to $277,435 in 2009 To Date.  Investing activities pertain to the purchase of property and equipment supporting current and future operations.

Net cash provided by financing activities in 2010 To Date was $2,254,615 as compared to $4,113,799 in 2009 To Date.

•	During the first quarter of 2010 we received $1,107,000 in gross proceeds as a result of the exercise of subscription units pertaining to our rights offering, which was completed on March 26, 2010.

o
On January 14, 2010 we filed a prospectus for a rights offering on Form S-1/A, which the SEC declared effective on January 22, 2010, to distribute to shareholders at no charge, one non-transferable subscription right for each 12,256 shares of our common stock and 613 shares of our preferred stock owned as of January 1, 2010, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks or other nominees on shareholders’ behalf, as a beneficial owner of such shares.  This rights offering was designed to give all of the holders of the Company’s common stock the opportunity to participate in an equity investment in the Company on the same economic terms as the 2009 Private Placement.

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

o	Effective with the expiration of the subscription rights all unexercised subscription rights expired.

•	During the second quarter of 2010 we received $1,000,000 in gross proceeds as a result of the modification of the terms of the Loan Agreement and Note.

o
On June 15, 2010, the Company and Co-Investment agreed to modify the terms of the loan agreement (the “Loan Agreement”) and the Note between the parties to; (i) increase the loan from $1,250,000 to $2,250,000 on June 15, 2010 and ii) allow Co-Investment to demand the Company to repay to Co-Investment an amount not to exceed the loan balance plus accrued interest in the form of the Company’s equity securities at the conversion price and terms identical to the price and terms of the Company’s next issuance of common or preferred stock issued for cash consideration occurring after June 15, 2010 (“Equity Issuance”) if and when such Equity Issuance occurs.  The Company and Co-Investment agreed in the event that the Company does not have a sufficient number of authorized shares of its equity securities to issue to Co-Investment the Company and Co-Investment will jointly cooperate with one another in obtaining the necessary shareholder approval to increase the number of authorized shares of the Company’s equity securities and the effective date of the issuance and repayment will be the date of the Company’s shareholder approval.

o	The Company incurred $18,389 of costs associated with the Loan Agreement and Note in the second quarter of 2010.

•
In First Quarter 2009 we completed a private placement (the “2009 Private Placement”) with Co-Investment and issued 1,000,000 shares of our Series A Preferred Stock and warrants to purchase 1,000,000 shares of our Series A Preferred Stock.  Our gross proceeds were $4,000,000 and we paid $15,617 of legal and other expenses in connection with the 2009 Private Placement.

•	InsPro technologies has entered into various capital lease obligations to purchase equipment used for operations.

Liquidity Considerations

During the six months ended June 30, 2010 we used $2,903,047 of cash to fund operations and $169,172 of cash to fund investing activities.  As of June 30, 2010, we have funded our operating activities from the proceeds of the sale of shares of our stock and proceeds from the Loan Agreement and Note; however, based on our most recent financial projections, we believe that our current level of liquid assets and our expected cash flows from operations may not be sufficient to finance our operations and financial commitments in the future.

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

The letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account and certificate of deposit, which as of June 30, 2010, in aggregate had a balance of $1,152,206.  These accounts are on deposit with the issuer of the letters of credit and are classified as restricted cash on our balance sheet.  The terms of the money market account allow us to receive interest on the principal but prohibits us from withdrawing the principal for the life of the letters of credit.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the results of such assessment, management have concluded that the our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and is accumulated and communicated to management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings

On August 28, 2008, one of our former employees, the plaintiff, filed a national class action complaint in the Seventeenth Judicial Circuit of Florida, Broward County, case no. 062008 CA 042798 XXX CE, alleging that we breached a contract with employees by failing to provide certain commissions and/or bonuses. The complaint also contained claims for an accounting and for declaratory relief relating to the alleged compensation agreement.  The plaintiff purported to bring these claims on behalf of a class of current and former insurance sales agents.  We filed a motion to dismiss the complaint.  In response, at the hearing on our Motion to Dismiss, the plaintiff stated that he would amend the complaint.  The amended complaint was no longer pled as a class action but, instead, includes 64 named plaintiffs.  On April 21, 2010, the Company and the plaintiffs entered into a memorandum of understanding whereby the Company agreed to; pay $23,500 to settle the case and the Company and the plaintiffs agreed to; stay all discovery, mutual releases, no admission of wrongdoing, no further litigation, confidentiality by the plaintiffs and non disparagement by the plaintiffs.  The Company and the plaintiffs have entered into definitive settlement agreements and the court issued an order dismissing all claims in this case.

We are also involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will harm our business. We cannot assure that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of our attention.  We have also been involved in litigation as described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

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

Date: August 16, 2010	HEALTH BENEFITS DIRECT CORPORATION

	By:	/s/ ANTHONY R. VERDI
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