Form 10-Q
period 2010-09-30
HEALTH BENEFITS DIRECT CORP
filed 2010-11-15
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

HEALTH BENEFITS DIRECT CORPORATION
Form 10-Q Quarterly Report
INDEX

PART I
FINANCIAL INFORMATION

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$5,897,575	$1,403,653
Accounts receivable, net	677,103	1,015,069
Tax receivable	14,065	16,817
Prepaid expenses	196,017	83,834
Other current assets	42,802	43,227

Total current assets	6,827,562	2,562,600

Restricted cash	1,152,372	1,154,044
Property and equipment, net	663,098	768,184
Intangibles, net	693,463	1,088,065
Other assets	102,558	110,608

Total assets	$9,439,053	$5,683,501

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Note payable	$57,705	$7,595
Secured note from related party	2,351,205	1,252,740
Accounts payable	1,797,987	1,249,883
Accrued expenses	437,833	816,733
Current portion of capital lease obligations	162,598	135,913
Due to related parties	24,827	-
Deferred revenue	310,500	232,500
Liabilities of discontinued operations	210,635	2,144,630

Total current liabilities	5,353,290	5,839,994

LONG TERM LIABILITIES:
Warrant liability	6,242,858	2,021,912
Capital lease obligations	205,860	201,627

Total long term liabilities	6,448,718	2,223,539

SHAREHOLDERS' (DEFICIT):
Preferred stock ($.001 par value; 10,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 and 1,000,000, shares issued and outstanding, respectively (liquidation value $12,767,500 and $10,000,000, respectively)	2,864,104	1,983,984
Series B convertible preferred stock; 2,250,000 shares authorized, 1,800,001 and 0, shares issued and outstanding, respectively (liquidation value $5,400,003 and $0, respectively)	3,240,028	-
Common stock ($.001 par value; 200,000,000 shares authorized; 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	36,746,780	36,380,493
Accumulated deficit	(45,255,410)	(40,786,052)

Total shareholders' (deficit)	(2,362,955)	(2,380,032)

Total liabilities and shareholders' (deficit)	$9,439,053	$5,683,501

(1)  Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$1,805,415	$1,444,170	$4,516,592	$4,615,384

Cost of revenues	1,523,188	1,690,673	4,919,060	4,725,938

Gross profit (loss)	282,227	(246,503)	(402,468)	(110,554)

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	962,802	658,328	2,203,567	2,775,219
Advertising and other marketing	35,317	90,814	118,720	228,917
Depreciation and amortization	220,868	226,654	694,352	657,977
Rent, utilities, telephone and communications	118,245	146,157	294,247	434,591
Professional fees	63,600	448,955	515,211	906,139
Other general and administrative	134,459	75,703	390,987	397,516

	1,535,291	1,646,611	4,217,084	5,400,359

Loss from operations	(1,253,064)	(1,893,114)	(4,619,552)	(5,510,913)

Gain (loss) from discontinued operations	403,513	470,157	2,134,872	(725,367)

Other income (expense):
Loss on change of fair value of warrant liability	(1,790,180)	-	(1,834,093)	-
Interest income	6,554	4,771	14,019	27,082
Interest expense	(68,295)	(28,413)	(164,604)	(72,449)

Total other (expense)	(1,851,921)	(23,642)	(1,984,678)	(45,367)

Net loss	$(2,701,472)	$(1,446,599)	$(4,469,358)	$(6,281,647)

Net loss per common share - basic and diluted:
Loss from operations	$(0.08)	$(0.05)	$(0.16)	$(0.13)
Gain (loss) from discontinued operations	0.01	0.01	0.05	(0.02)
Net loss per common share - basic and diluted	$(0.07)	$(0.03)	$(0.11)	$(0.15)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,279,645	41,543,655	41,279,645

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT)
FOR NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $.001
	$.001 Par Value		$.001 Par Value		Par Value
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' (Deficit)

Balance - December 31, 2009	1,000,000	$1,983,984			41,543,655	$41,543	$36,380,493	$(40,786,052)	$(2,380,032)

Preferred stock and warrants issued in rights offering	276,750	880,120							880,120

Preferred stock and warrants issued in private placement			1,800,001	$3,240,028					3,240,028

Warrant issued as compensation							332,994		332,994

Amortization of deferred compensation							33,293		33,293

Net loss for the period								(4,469,358)	(4,469,358)

Balance - September 30, 2010	1,276,750	$2,864,104	1,800,001	$3,240,028	41,543,655	$41,543	$36,746,780	$(45,255,410)	$(2,362,955)

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

Cash Flows From Operating Activities:
Net loss	$(4,469,358)	$(6,281,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	694,352	657,977
Stock-based compensation and consulting	366,287	450,227
Loss on change of fair value of warrant liability	1,834,093	-
Loss on impairment of property and equipment of discontinued operations	-	416,764
Loss on impairment of intangible assets of discontinued operations	-	1,222,817
Gain (loss) on the disposal of equipment of discontinued operations	6,530	(227,763)
Provision for bad debt	-	2,489
Changes in assets and liabilities:
Accounts receivable	337,966	(439,025)
Tax receivable	2,752	25,675
Prepaid expenses	(112,183)	32,867
Other current assets	(10,915)	(3,359)
Other assets	8,050	-
Accounts payable	548,104	29,560
Accrued interest on related secured note from related party	127,011	-
Accrued expenses	(378,900)	365,109
Due to related parties	24,827	(4,315)
Deferred revenue	78,000	(22,500)
Liabilities of discontinued operations	(1,940,525)	(1,202,112)

Net cash used in operating activities	(2,883,909)	(4,977,236)

Cash Flows From Investing Activities:
Purchase of property and equipment	(193,473)	(304,664)
Proceeds from the sale of property and equipment of discontinued operations	-	11,495

Net cash used in investing activities	(193,473)	(293,169)

Cash Flows From Financing Activities:
Gross proceeds from note payable	119,875	32,831
Payments on note payable	(69,774)	(17,816)
Gross proceeds from secured note from related party	1,000,000	69,265
Payments on secured note from related party	-	(60,404)
Fees paid in connection with secured note from related party	(18,389)	-
Gross proceeds from capital leases	137,310	85,790
Payments on capital leases	(106,391)	(24,397)
Restricted cash in connection with letters of credit	1,672	-
Gross proceeds from sales of preferred stock and warrants	6,507,001	4,000,000
Fees paid in connection with offering	-	(15,617)

Net cash provided by financing activities	7,571,304	4,069,652

Net increase (decrease) in cash	4,493,922	(1,200,753)

Cash - beginning of the period	1,403,653	1,842,419

Cash - end of the period	$5,897,575	$641,666
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$37,593	$72,449
Non cash financing activities:
Accrued Interest on related party note	$98,466	$-

See accompanying notes to unaudited consolidated financial statements.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 and notes thereto and other pertinent information contained in the Annual Report on Form 10-K of Health Benefits Direct Corporation (the “Company”, “we”, “us” or “our”) as filed with the Securities and Exchange Commission (the “Commission”).

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

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.

Organization

The Company was formed in January 2004 initially for the purpose of acquiring, owning and operating businesses engaged in the direct marketing and sale of health and life insurance products, primarily utilizing the Internet and our former call center. Our current operations consist of our InsPro Technologies LLC subsidiary (“InsPro Technologies”).

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
September 30, 2010

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

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2010 and December 31, 2009, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0.

Accounts receivable from the two largest InsPro Technologies clients accounted for 16% and 14%, respectively, of the Company’s total accounts receivable balance at September 30, 2010.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of September 30, 2010 and December 31, 2009, because of the relatively short-term maturity and the market interest rates of these instruments.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

The Company’s InsPro Technologies subsidiary capitalized certain costs valued in connection with developing or obtaining software for external use.  These costs, which consist of direct technology labor costs, are capitalized subsequent to the establishment of technological feasibility and until the product is available for general release.  Both prior and subsequent costs relating to the establishment of technological feasibility are expensed as incurred.  Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established.  Software development costs are amortized on a straight-line basis over the estimated useful lives of the products not to exceed two years, beginning with the initial release to customers.  The Company continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of the capitalized software development costs should be revised or the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the net realizable value of its software products, as defined by the estimated future revenue from the products less the estimated future costs of completing and disposing of the products, compared to the unamortized capitalized costs of the products.  As of September 30, 2010, management believes no revisions to the remaining useful life or additional write-downs of capitalized software development costs are required because the net realizable value of its software products exceeds the unamortized capitalized costs.  Management’s estimates about future revenue and costs associated with its software products are subject to risks and uncertainties related to, among other things, market and industry conditions, technological changes, and regulatory factors.  A change in estimates could result in an impairment charge related to capitalized software costs.

Impairment of long-lived assets

The Company periodically reviews its long-lived assets, which includes property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

The Company determined the fair value of the warrants issued on March 26, 2010 and September 30, 2010 was $226,880 and $2,159,973, respectively, and recorded these amounts in warrant liability.

For the nine months ended September 30, 2010, the Company recorded a loss on the change in fair value of derivative liability of $1,834,093 to mark to market for the increase in fair value of the warrants during the nine months ended September 30, 2010.

The Company determined the fair value of the warrant liability at September 30, 2010 was $6,242,858. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.19% and the following:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

1/15/2009	$0.15	26,666,667	3.3	371%	$3,197,318
3/26/2010	$0.15	7,380,000	4.5	392%	885,568
9/30/2010	$0.15	18,000,010	5.0	392%	2,159,972
					$6,242,858

A summary of the Company's warrant liability activity and balances as of and for the nine months ended September 30, 2010 are as follows:

Warrant liability balance as of December 31, 2009	$2,021,912
Fair value of warrants issued during the nine months ended September 30, 2010	2,386,853
Fair value of warrants whose anti-dultion provisions expired during the nine months ended September 30, 2010	(1,123,710)
Increase in the fair value of warrants liability during the nine months ended September 30, 2010	2,957,802
Warrant liability balance as of September 30, 2010	$6,242,858

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Loss per common share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at September 30, 2010 include the following:

Series A convertible preferred stock issued and outstanding	25,535,000
Series B convertible preferred stock issued and outstanding	36,000,020
Secured note convertible into series B convertible preferred stock and warrants	3,235,770
Options, issued, outstanding and exercisable	4,490,000
Warrants to purchase common stock, issued, outstanding and exercisable	83,188,564
Warrants to purchase series A convertible preferred stock, issued, outstanding and exercisable	3,000,000
155,449,354

Revenue recognition

We follow the guidance of the Statement of Financial Accounting Standards ASC 605 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

InsPro Technologies offers InsPro on a licensed and an ASP basis.  An InsPro software license entitles the purchaser to a perpetual license of InsPro installed at a single client location.  Alternatively, ASP hosting service enables a client to lease InsPro, paying only for that capacity required to support their business.  ASP clients access InsPro installed on InsPro Technologies owned servers located at InsPro Technologies’ offices or at a third party’s site.

InsPro Technologies’ software maintenance fees apply to both licensed and ASP clients.  Maintenance fees cover periodic updates to the application and the InsPro help desk.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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
September 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits of $250,000 per account as of September 30, 2010.  At September 30, 2010, the Company had $5,897,575 of cash and $1,152,372 of restricted cash for a total of $7,049,947 in United States bank deposits, of which $545,217 was federally insured and $6,504,730 exceeded federally insured limits.  Effective October 3, 2008 through December 31, 2013, federally insured limits have been increased from $100,000 to $250,000 per account.  The Company has not experienced any losses in such accounts through September 30, 2010.

The following table lists the percentage of the Company’s revenue, which was earned from the Company’s two largest InsPro clients.

	For the Nine Months ended September 30,
	2010	2009

Largest InsPro client	32%	48%
Second largest InsPro client	20%	22%

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
September 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Registration rights agreements

The Company classifies as liability instruments the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), a registration statement with the Securities and Exchange Commission (the “SEC”) within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Registration rights with these characteristics are accounted for as (i) derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments.

At September 30, 2010, the Company does not believe that it is probable that the Company will incur a penalty in connection with registration rights agreements, which we entered into in connection with the 2008, 2009 and 2010 private placements.  Accordingly no liability was recorded as of September 30, 2010.

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
September 30, 2010

NOTE 2 – DISCONTINUED OPERATIONS

The Company has classified its former telesales call center and external (ISG) agent produced agency business (the “Agency Business”), its former Insurint business, and its leased offices located in New York and Florida as discontinued operations.

During the first quarter of 2009, the Company ceased the direct marketing and sale of health and life insurance and related products to individuals and families in its Telesales call center.  The Company eliminated all of its licensed employee sales agents along with other Telesales service and support personnel. On February 20, 2009 (the “Closing Date”), the Company entered into and completed the sale of the Company’s Agency Business to eHealth Insurance Services, Inc. (“eHealth”), an unaffiliated third party, pursuant to the terms of a Client Transition Agreement (the “Agreement”).

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
September 30, 2010

NOTE 2 – DISCONTINUED OPERATIONS (continued)

On March 31, 2010, the Company entered into and completed an asset purchase agreement for the sale of Insurint (the “Insurint Sale Agreement”) with an unaffiliated third party.  Pursuant to the terms of the Insurint Sale Agreement, the Company sold substantially all of the assets used in the Company’s former Insurint business, including the Insurint software, the www.insurint.com web site, other intellectual property specific to Insurint, including but not limited to the customer base and all future revenue pertaining to Insurint.  The buyer agreed to assume future Insurint commitments and expenses subsequent to March 31, 2010.  Pursuant to the Insurint Sale Agreement, the Company will receive in aggregate $625,000 in cash from the buyer of Insurint, of which $312,500 was received on April 1, 2010 and the $312,500 balance will be received over twenty three equal monthly installments in the amount of $13,020.83, with the first monthly payment being due on May 1, 2010, and the last monthly payment in the amount of $13,020.91 and due on April 1, 2012.   The Company recorded a gain on the sale of Insurint of $578,569 on March 31, 2010.

Revenue Recognition for Discontinued Operations

Our discontinued operations generates revenue primarily from transition policy commissions pursuant to the Agreement, renewal commissions paid to the Company by insurance companies based upon the insurance policies sold to consumers by the Company’s Agency Business prior to the Closing Date, and sub-leasing revenue.

We recognize commissions and other revenue from carriers after we receive notice that the insurance carrier has received payment of the related premium. The unearned portion of premium commissions has been included in the consolidated balance sheet in net liabilities of discontinued operations.

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
September 30, 2010

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

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The financial position of discontinued operations was as follows:

	September 30, 2010	December 31, 2009

Accounts receivable, less allowance for doubtful accounts $0 and $4,735	$(147,777)	$(322,619)
Other current assets	(153,884)	(22,907)
Other assets	(158,796)	(91,809)
Accounts payable	207,581	183,722
Accrued expenses	349,805	2,273,024
Sub-tenant security deposit	113,706	121,007
Unearned commission advances	-	3,461
Deferred revenue	-	751
Net current liabilities of discontinued operations	$210,635	$2,144,630

The results of discontinued operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Commission and other revenue from carriers	$108,264	$251,023	$371,005	$1,972,178
Gain recognized upon the execution of the Agreement	-	-	-	2,664,794
Transition policy commission pursuant to the Agreement	244,590	606,424	912,646	1,383,279
Gain on the sale of Insurint	-	-	578,569	-
Gain on disposal of property and equipment	-	217,501	6,530	219,943
Lead sale revenue	53	-	156	10,227
Insurint revenue	-	31,526	53,340	118,022
Sub-lease revenue	304,595	326,393	897,486	1,007,898

	657,502	1,432,867	2,819,732	7,376,341

Operating expenses:
Salaries, employee benefits and related taxes	24,211	321,780	222,050	1,633,931
Lead, advertising and other marketing	-	(27,001)	-	101,356
Depreciation and amortization	-	67,042	-	296,745
Rent, utilities, telephone and communications	194,637	339,382	89,137	3,350,070
Professional fees	10,435	35,222	180,449	538,815
Loss on impairment of property and equipment	-	-	-	416,764
Loss on impairment of intangible assets	-	-	-	1,222,817
Other general and administrative	24,705	226,285	193,224	541,210

	253,988	962,710	684,860	8,101,708

Gain (loss) from discontinued operations	$403,514	$470,157	$2,134,872	$(725,367)

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	At September 30, 2010	At December 31, 2009
Computer equipment and software	3	$1,093,587	$900,428
Office equipment	4.6	194,360	194,360
Office furniture and fixtures	6.7	191,363	189,857
Leasehold improvements	9.8	34,034	34,034
		1,513,344	1,318,679

Less accumulated depreciation		(850,246)	(550,495)

		$663,098	$768,184

For the three months ended September 30, 2010 and 2009, depreciation expense was $103,879 and $87,847, respectively. For the nine months ended September 30, 2010 and 2009, depreciation expense was $299,750 and $241,557, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Useful Life (Years)	At September 30, 2010	At December 31, 2009
InsPro intangible assets acquired	4.7	$2,097,672	$2,097,672
Software development costs for external marketing	2	174,296	174,296
		2,271,968	2,271,968

Less: accumulated amortization		(1,578,505)	(1,183,903)

		$693,463	$1,088,065

For the three months ended September 30, 2010 and 2009, amortization expense was $116,989 and $138,807 respectively.
For the nine months ended September 30, 2010 and 2009, amortization expense was $394,602 and $416,420 respectively.

Amortization expense subsequent to the period ended September 30, 2010 is as follows:

2010	$86,679
2011	346,734
2012	260,050

$693,463

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

On June 15, 2010, the Company and Co-Investment agreed to modify the terms of the Loan Agreement and the Note to: (i) increase the loan from $1,250,000 to $2,250,000 on June 15, 2010 and (ii) allow Co-Investment to require the Company to repay to Co-Investment an amount not to exceed the loan balance plus accrued interest in the form of the Company’s equity securities at the conversion price and terms identical to the price and terms of the Company’s next issuance of common or preferred stock issued for cash consideration occurring after June 15, 2010 (“Equity Issuance”).  An Equity Issuance occurred on September 30, 2010.  The Company and Co-Investment agreed in the event that the Company does not have a sufficient number of authorized shares of its equity securities to issue to Co-Investment the Company and Co-Investment will jointly cooperate with one another in obtaining the necessary shareholder approval to increase the number of authorized shares of the Parent’s equity securities and the effective date of the issuance and repayment will be the date of the Company’s shareholder approval.    See Note 7 Shareholders Equity.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 5 – SECURED NOTE FROM RELATED PARTY (continued)

As of September 30, 2010, Co-Investment can convert $323,577 of the Note into 107,859 shares of Series B convertible preferred stock and warrants to purchase 1,078,590 shares of the Company’s common stock at $0.15 per share for a period of five years at terms identical to the September 2010 Warrants (as defined below).   As of September 30, 2010, Co-Investment cannot contractually demand to convert the entire outstanding balance of the Note because the Company does not have a sufficient number of authorized shares of its equity securities.  The Company is seeking shareholder approval to increase the number of authorized shares sufficient to allow Co-Investment to convert the outstanding balance of the Note at the Company’s upcoming annual meeting of shareholders, which will be held on November 18, 2010.  As of September 30, 2010, Co-Investment has not demanded to convert any portion of the outstanding balance of the Note.

As of September 30, 2010, the Company recorded $101,205 of accrued interest on the Note.

NOTE 6 – RELATED PARTY TRANSACTIONS

On January 14, 2009, Co-Investment purchased 1,000,000 shares (each, a “Preferred Share”) of the Company’s Series A convertible preferred stock (the “Series A Preferred Stock”), par value $0.001, and warrants to purchase 1,000,000 shares of Preferred Stock, pursuant to the terms of the Securities Purchase Agreement for a purchase price of  $4,000,000 (the “2009 Private Placement”).

During the first quarter of 2010, pursuant to the subscription rights offering Co-Investment exercised 1,000 basic subscription rights for $1,000,000 and on March 26, 2010, the Company issued to Co-Investment 250,000 shares of Series A Preferred Stock and five-year warrants to purchase in aggregate 5,000,000 shares of Common Stock at an exercise price of $0.20 per share.  See Note 7 - Shareholders’ Equity.  See Note 1 – Warrant Liability.

During the second quarter of 2010 the Company incurred $24,827 of legal costs pertaining to Co-Investment’s out-of-pocket legal costs pertaining to the Loan Agreement and Note, which is recorded as due to a related party as of September 30, 2010.  Also during the second quarter of 2010 the Company paid $44,185 to Buchanan Ingersoll & Rooney PC for reimbursement of Co-Investment’s out-of-pocket legal expenses pertaining to the Company’s indemnification of Co-Investment in regards to certain litigation.  Mr. Tecce is of counsel to the law firm of Buchanan Ingersoll & Rooney PC.

In connection with the Equity Issuance that occurred on September 30, 2010, the Company agreed to amend the warrants issued to Co-Investment in connection with the 2009 Private Placement and the warrants issued to Co-Investment and other investors in connection with the Company’s March 2010 rights offering (the “Prior Warrants”) such that the expiration dates of the anti-dilution provisions of the Prior Warrants were extended to the expiration date of the anti-dilution provisions of the warrants issued in the Equity Issuance.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY

Common Stock

As of September 30, 2010, the number of the authorized shares of the Company’s common stock exceeded the aggregate sum of all issued and outstanding shares of the Company’s common stock, convertible preferred stock,  stock options, warrants, and the convertible portion of the Note.  See Note 5 – Secured Note from Related Party.

Preferred Stock

On January 14, 2010 the Company filed a prospectus for a rights offering on form S-1/A, which the Commission declared effective on January 22, 2010, to distribute to shareholders at no charge, one non-transferable subscription right for each 12,256 shares of our common stock and 613 shares of our Series A Preferred Stock owned as of January 1, 2010, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks or other nominees on shareholders’ behalf, as a beneficial owner of such shares.  This rights offering was designed to give all of the holders of the Company’s common stock the opportunity to participate in an equity investment in the Company on the same economic terms as the Company’s 2009 Private Placement.

The basic subscription right entitled the holder to purchase one unit (a “Subscription Unit”) at a subscription price of $1,000. A Subscription Unit consisted of 250 shares of Series A Preferred Stock and a five-year warrant to purchase 5,000 shares of common stock at an exercise price of $0.20 per share.  In the event that a holder of a Subscription Unit purchased all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder had the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights.

Effective with the expiration of the subscription rights, which occurred on March 26, 2010, holders of subscription rights exercised in aggregate 1,061 basic subscription rights and 46 over-subscription rights for a total 1,107 Subscription Units.  As a result of the exercise of 1,107 Subscription Units the Company received $1,107,000 in gross proceeds, and on March 26, 2010, issued in aggregate 276,750 shares of Series A Preferred Stock and five-year warrants to purchase in aggregate 5,535,000 shares of common stock at an exercise price of $0.20 per share. Effective with the expiration of the rights offering all unexercised subscription rights expired.  The Series A Preferred Stock issued in 2010 has the same terms as the Series A Preferred Stock issued in 2009.

The Company allocated $226,880 of the $1,107,000 proceeds received as a result of the exercise of Subscription Units to the warrant liability using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 345%, a risk-free interest rate of 0.14%, an expected term of 5 years and 0% dividend yield.   See Note 1 – Warrant Liability.  The remaining $880,120 of the proceeds received was allocated to the Series A Preferred Stock.
On September 30, 2010, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware. The Certificate of Designation was approved by the Company’s Board of Directors on September 9, 2010 and became effective upon filing. The Certificate of Designation provides for the terms of the Company’s Series B convertible preferred stock, par value $0.001 per share, (the “Series B Preferred Stock”) issued pursuant to the 2010 Purchase Agreement (as defined below).

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

On September 30, 2010, the Company entered into and completed a private placement (the “2010 Private Placement”) with certain accredited investors (the “Investors”), including Independence Blue Cross, a Pennsylvania hospital plan corporation (“Independence Blue Cross”), for an aggregate of 1,800,001 shares of Series B Preferred Stock, and warrants (“September 2010 Warrants”) to purchase 18,000,010 shares of its Common Stock, pursuant to the terms of a securities purchase agreement (the “2010 Purchase Agreement”). The gross proceeds from the closing were $5.4 million and the Company intends to use the net proceeds of the 2010 Private Placement for working capital purposes.

Pursuant to the 2010 Purchase Agreement, the Company agreed to sell to the Investors 1,800,001 investment units (each, a “2010 Unit”) in the 2010 Private Placement at a per 2010 Unit purchase price equal to $3.00.  Each 2010 Unit sold in the 2010 Private Placement consisted of one share of Series B Preferred Stock and a Warrant to purchase ten shares of Common Stock at an initial exercise price of $0.15 per share, subject to adjustment.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s common and preferred stock, with each Share of Series B Preferred Stock having the right to 20 votes.  Upon the liquidation, sale or merger of the Company, each Share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price, subject to certain customary adjustments, or (B) the amount such Share of Series B Preferred Stock would receive if it participated pari passu with the holders of common and preferred stock on an as-converted basis.  Each Share of Series B Preferred Stock becomes convertible into 20 shares of common stock (the “Shares”), subject to adjustment and at the option of the holder of the Series B Preferred Stock.  For so long as any shares of Series B Preferred Stocks are outstanding, the vote or consent of the Holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock.  In addition to the voting rights described above, for so long as 1,000,000 Shares of Series B Preferred Stocks are outstanding, the vote or consent of the holders of at least two-thirds of the Shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price in aggregate for all issued and outstanding Series B Preferred Stock.

Under the terms of the 2010 Purchase Agreement, and subject to the approval of the Company’s shareholders of an amendment to the Certificate of Incorporation of the Company to increase the number of shares of authorized Common Stock of the Company, the Company has agreed to sell an additional 200,000 Units to the Investors after September 30, 2010, on the same terms and conditions as described in the 2010 Purchase Agreement (the “Subsequent Closing”).

The Company agreed, pursuant to the terms of the 2010 Purchase Agreement, that, except for the Follow-on Financing (as defined in the 2010 Purchase Agreement), for a period of 90 days after the effective date (the “Initial Standstill”) of the 2010 Purchase Agreement, the Company shall not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

The 2010 Purchase Agreement also provides for a customary participation right for the Investor, subject to certain exceptions and limitations, which grants the Investor the right to participate in any future capital raising financings of the Company occurring prior to September 30, 2012.  The Investor may participate in such financings at a level based on each Investor’s ownership percentage of the Company on a fully-diluted basis prior to such financing.

The Company allocated $2,159,973 of the $5,400,001 proceeds received as a result of the 2010 Purchase Agreement to the warrant liability using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 392%, a risk-free interest rate of 0.19%, an expected term of 5 years and 0% dividend yield.   See Note 1 – Warrant Liability.  The remaining $3,240,028 of the proceeds received was allocated to the Series B Preferred Stock.

Stock Options

On March 25, 2010 the Company issued to an executive of the Company a stock option to purchase a total of 250,000 shares of the Company’s common stock, which vests as follows: 50,000 shares of common stock on each of July 31, 2010, January 31, 2011, July 31, 2011, January 31, 2012 and July 31, 2012. This option has a five year term and an exercise price of $0.06, which is equal to closing price of one share of the Company’s common stock as quoted on the OTCBB on March 25, 2010.

On July 9, 2010 the Company issued to five executives of the Company stock options in aggregate to purchase a total of 500,000 shares of the Company’s common stock, which vests as follows: 125,000 shares of common stock on each of January 9, 2011, July 9, 2011, January 9, 2012 and July 9, 2012. These options have a five year term and an exercise price of $0.065, which is equal to closing price of one share of the Company’s common stock as quoted on the OTCBB on July 9, 2010.

On August 18, 2010, the board of directors of the Company adopted the Company's 2010 Equity Compensation Plan (“the 2010 Plan”), which plan is subject to shareholder approval.  An aggregate of 1,500,000 shares of the Company’s common stock have been reserved for issuance under the 2010 Plan in addition to any authorized and unissued shares of common stock available for issuance under the Company's 2008 Equity Compensation Plan.  The purpose of the 2010 Plan is to provide a comprehensive compensation program to attract and retain qualified individuals to serve as employees, directors or key outside consultants.  The Company is authorized to award cash fees and issue non-qualified stock options under the 2010 Plan. The 2010 Plan is administered by the Company’s board of directors or the compensation committee established by the board.  On August 18, 2010 the Company issued to Robert Oakes a stock option grant under the 2010 Plan, subject to shareholder approval, to purchase a total of 1,500,000 shares of the Company’s common stock, which vests as follows: 375,000 shares of common stock on each of June 30, 2011, 2012, 2013 and 2014. This option grant has a five year term and an exercise price of $0.111, which is equal to closing price of one share of the Company’s common stock as quoted on the OTCBB on August 18, 2010.  As of September 30, 2010 there were 1,500,000 options granted under the 2010 Plan.

During the nine months ended September 30, 2010, 550,000 options previously granted to Mr. Alvin Clemens, the former Co-Chairman of the Company’s Board, were forfeited as a result of Mr. Clemens resignation from the Board in accordance with the terms of the stock option.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

During the nine months ended September 30, 2010, 416,648 options previously granted to Mr. Charles Eissa, the former COO of the Company, were forfeited as a result of Mr. Eissa’s termination of employment in accordance with the terms of the stock option.

During the nine months ended September 30, 2010, 70,000 options previously granted to various former employees were forfeited in accordance with the terms of the stock options.

The Company recorded compensation expense pertaining to director and employee stock options and restricted and unrestricted stock grants as follows:

	For the Nine months ended September 30,
	2010	2009
Selling, marketing and administrative expenses
Salaries, commission and related taxes	$20,993	$412,775

Loss from discontinued operations	12,300	37,453
	$33,293	$450,228

A summary of the Company's outstanding stock options as of and for the nine months ended September 30, 2010 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

Outstanding at December 31, 2009	5,676,648	$0.80	$0.55

For the nine months ended September 30, 2010
Granted	2,250,000	0.10	0.10
Exercised	-	-	-
Forfeited	(1,036,648)	1.69	0.39

Outstanding at September 30, 2010	6,890,000	$0.44	$0.43

Outstanding and exercisable at September 30, 2010	4,490,000	$0.97	$0.63

The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions for options granted during the nine months ended September 30, 2010: Expected volatility 380%, risk-free interest rate 0.19%, expected life in years 5, and assumed dividend yield 0%.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

The following information applies to options outstanding at September 30, 2010:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.060	405,000	4.1	$0.060	205,000	$0.060
0.065	500,000	4.8	0.065	-	0.065
0.100	2,220,000	3.4	0.100	2,020,000	0.100
0.111	1,500,000	4.9	0.111	-	0.111
1.000	1,300,000	4.0	1.000	1,300,000	1.000
2.620	20,000	1.2	2.620	20,000	2.620
2.700	425,000	0.4	2.700	425,000	2.700
2.950	45,000	0.7	2.950	45,000	2.950
3.500	75,000	5.5	3.500	75,000	3.500
$3.600	400,000	5.6	$3.600	400,000	$3.600
	6,890,000			4,490,000

As of September 30, 2010, there were 7,000,000 shares of our common stock authorized to be issued under the Company’s 2008 Equity Compensation Plan, of which 606,980 shares of our common stock remain available for future stock option grants under the 2008 Equity Compensation Plan. As of September 30, 2010, there were 1,500,000 shares of our common stock authorized to be issued under the Company’s 2010 Plan, of which no shares of our common stock remain available for future stock option grants under the 2010 Plan.

The total intrinsic value of stock options granted during 2010 and 2009 was $56,000 and $0, respectively.  The total intrinsic value of stock options outstanding and exercisable as of September 30, 2010 was $109,050.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $215,395 as of September 30, 2010, which will be recognized over a weighted average 5 years in the future.

Common Stock warrants

On March 26, 2010 the Company issued warrants (the “March 2010 Warrants”) to purchase in aggregate 5,535,000 shares of common stock at an exercise price of $0.20 per share for a period of 5 years.  The March 2010 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.20 per share of common stock during the first two years following the date of issuance of the March 2010 Warrants, subject to customary exceptions.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

On March 31, 2010, the full ratchet anti-dilution adjustment provisions pertaining to warrants issued on March 31, 2008, expired.

On September 30, 2010, pursuant to the 2010 Purchase Agreement the Company issued the September 2010 Warrants to purchase in aggregate 18,000,010 shares of common stock at an exercise price of $0.15 per share for a period of 5 years.  The September 2010 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.15 per share of common stock during the first two years following the date of issuance of the September 2010 Warrants, subject to customary exceptions.

Also in connection with the 2010 Private Placement, the Company agreed to amend the warrants issued to Co-Investment in connection with the Company’s January 2009 private placement (the “2009 Warrants”) and the March 2010 Warrants issued to Co-Investment and other investors (the “Prior Warrants”) as a condition of Co-Investment’s consent to modify the terms of the Series A Preferred Stock.  Pursuant to addendums and certificates of adjustment to the 2009 Warrants  and addendums and certificates of adjustment to the 2010 March Warrants, the expiration dates of the anti-dilution provisions of the Prior Warrants were extended to the expiration date of the anti-dilution provisions of the September 2010 Warrants.  In addition, pursuant to the terms of the Prior Warrants, the exercise price of the Prior Warrants was reduced from $0.20 to $0.15 and the aggregate number of shares of Common Stock issuable under the 2009 Warrants was increased by 6,666,667 from 20,000,000 to 26,666,667 and the aggregate number of shares of Common Stock issuable under the March 2010 Warrants was increased by 1,845,000 from 5,535,000 to 7,380,000.

The Company determined the March 2010 Warrants and the September 2010 Warrants did not qualify for a scope exception under SFAS No. 133 as they were determined not to be indexed to the Company’s stock as prescribed by EITF No. 07-05.  See Note 1 - Warrant Liability.

During the nine months ended September 30, 2010, warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $2.80 per share and 75,000 shares of the Company’s common stock at an exercise price of $1.50 per share expired in accordance with the terms of the warrants.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

A summary of the status of the Company's outstanding common stock warrants as of and for the nine months ended September 30, 2010 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2009	51,566,887	$0.38

For the period ended September 30, 2010
Granted	23,535,010	0.16
Adjustment to warrants issued in 2009 for Preferred Stock and 2010 Warrants	6,666,667	0.15
Adjustment to warrants issued in 2010 for Preferred Stock and 2010 Warrants	1,845,000	0.15
Expired	(425,000)	2.57
Outstanding at September 30, 2010	83,188,564	0.27

Exercisable at September 30, 2010	83,188,564	$0.27

The following information applies to common stock warrants outstanding at September 30, 2010:

Year of Expiration	Common Stock Warrants	Exercise Price

2011	1,175,000	$1.50
2012	4,966,887	1.51
2013	25,000,000	0.20
2014	26,666,667	0.15
2015	25,380,010	$0.15
	83,188,564

Outstanding common stock warrants at September 30, 2010 have a weighted average remaining contractual life of 3.4 years.

Preferred Stock warrants

On August 18, 2010, the board of directors of the Company granted a warrant to purchase 150,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share to Mr. Oakes.  The warrant is immediately exercisable, non transferrable and expires on August 18, 2015.  The Company estimated the fair value of the warrant to be $332,994 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility 384%, risk-free interest rate 0.19%, expected life in years 5, and assumed dividend yield 0%.  The Company recorded the fair value of the warrant as salaries, employee benefits and related taxes.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

A summary of the status of the Company's outstanding preferred stock warrants as of and for the nine months ended September 30, 2010 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2009	-	$-

For the period ended September 30, 2010
Granted	150,000	4.00
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2010	150,000	4.00

Exercisable at September 30, 2010	150,000	$4.00

Outstanding preferred stock warrants at September 30, 2010 have a weighted average remaining contractual life of 4.9 years.

Registration Rights

In connection with the signing of the 2010 Purchase Agreement, the Company and the Investor also entered into a Registration Rights Agreement (the “2010 Registration Rights Agreement”). Under the terms of the 2010 Registration Rights Agreement, the Company agreed to prepare and file with the SEC, within 30 days following the receipt of a demand notice of a holder of Registrable Securities, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the Shares and the Warrant Shares (collectively, the “Registrable Securities”). Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as soon as practical but, in any event, no later than 60 days following the date of the 2010 Registration Rights Agreement (or 120 days following the date of the 2010 Registration Rights Agreement in the event the Registration Statement is subject to review by the SEC), and agreed to use its reasonable best efforts to keep the Registration Statement effective under the Securities Act until the date that all of the Registrable Securities covered by the Registration Statement have been sold or may be sold without volume restrictions pursuant to Rule 144(b)(i) promulgated under the Securities Act.  In addition, if the Company proposes to register any of its securities under the Securities Act in connection with the offering of such securities for cash, the Company shall, at such time, promptly give each holder of Registrable Securities notice of such intent, and such holders shall have the option to register their Registrable Securities on such additional registration statement.  The 2010 Registration Rights Agreement also provides for the cash payment of partial damages to the Investor under certain circumstances relating to failure to file or obtain or maintain effectiveness of the Registration Statement, subject to adjustment.  As of September 30, 2010 the Company has not received a demand notice in connection with the 2010 Registration Rights Agreement.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 8 – CAPITAL LEASE OBLIGATIONS

InsPro Technologies has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of September 30, 2010 and December 31, 2009:

		September 30, 2010	December 31, 2009
	Useful Life (Years)
Computer equipment and software	3	$595,899	$595,898
Phone System	3	15,011	15,011
		610,910	610,909
Less accumulated depreciation		(367,053)	(316,144)
		$243,857	$294,765

Future minimum payments required under capital leases at September 30, 2010 are as follows:

2010	$43,769
2011	181,269
2012	100,694
2013	37,420
2014	30,757
2015	17,941

Total future payments	411,850
Less amount representing interest	43,392

Present value of future minimum payments	368,458
Less current portion	162,598

Long-term portion	$205,860

NOTE 9 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”).  The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first.  The Company made contributions of $30,246 and $32,519 for the nine months ended September 30, 2010 and 2009.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

From June 30, 2009 through May 15, 2010, the Company used 5,094 square feet of the approximate 50,000 square feet of the Deerfield Beach office for operations.  As of September 30, 2010, the Company has accrued $240,248 related to the non-cancelable lease for the abandoned portion of the Deerfield Beach office, which is the net present value of the Company’s future lease payments through March 14, 2011 plus management’s estimate of contractually required expenses pertaining to the Deerfield Beach office, which are estimated to be $687,048, less future sub-lease revenue, which is estimated to be $446,668.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 10 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania.  The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of landlord’s building expenses. Under the terms of the lease agreement, rent is waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet.  The Company recorded a liability for deferred rent in the amount of $129,944 as of September 30, 2010.

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

Effective during the first quarter of 2007, the letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account.  Effective February 12, 2009 the money market account, which collateralized the letter of credit pertaining to our New York Office, was transferred into a certificate of deposit (“CD”).  These bank deposits are on deposit with the issuer of the letters of credit and are classified as restricted cash on the Company’s balance sheet, which as of September 30, 2010 and December 31, 2009 had balances of $1,152,372 and $1,154,044, respectively.   The terms of the money market account allow the Company to receive interest on the principal but prohibits the Company from withdrawing the principal for the life of the Deerfield Beach letter of credit. The terms of the CD allow the Company to receive interest upon the maturity of the CD, which matures on March 12, 2011.  The Company is prohibited from withdrawing the interest on the CD until the March 12, 2011 maturity of the CD and the CD’s principal for the life of the New York letter of credit.

HEALTH BENEFITS DIRECT CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 10 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

On March 7, 2006, the Company entered into a sublease for approximately 13,773 square feet of office space located on the 7th floor at 1120 Avenue of the Americas, New York, New York (the “Sublease Agreement”).  The initial term of the Sublease Agreement commences in March 2006 and terminates on December 31, 2010. The monthly rent increases every 12 months, starting at approximately $303,000 per annum plus a proportionate share of landlord’s building expenses and ending at approximately $341,000 per annum plus a proportionate share of landlord’s building expenses.  In connection with the Sublease Agreement, the Company provided a $151,503 letter of credit to the landlord as a security deposit for the Company’s obligations under the sublease.  On May 15, 2006 the Company received the landlord's consent, dated April 18, 2006, to the Sublease Agreement.  In March 2008, the Company closed its sales office located in New York.  Effective September 30, 2010, the Company has accrued $88,857 related to the non-cancelable lease for the abandoned New York facility, which is net present value of the Company’s future lease payments due under the remaining Sublease Agreement term plus management’s estimate of utility payments.

The Company leases certain real and personal property under non-cancelable operating leases.  Rent expense was $424,919 and $3,249,979 for the nine months ended September 30, 2010 and 2009, respectively.

Future minimum payments required under operating leases and service agreements at September 30, 2010 are as follows:

2010	$511,011
2011	1,152,003
2012	534,670
2013	277,184
2014	255,843
thereafter	584,128

Total	$3,314,839

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
September 30, 2010

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
September 30, 2010

NOTE 10 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

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

Board Representation

In connection with the 2010 Purchase Agreement, the Company also entered into a Letter Agreement with Independence Blue Cross, dated September 30, 2010, pursuant to which Company agreed to create one vacancy on the Company’s Board by increasing the size of the Board from ten to eleven directors. The Company also agreed to take all necessary action to appoint a director designated by Independence Blue Cross upon the earlier to occur of the Subsequent Closing (as defined in the 2010 Purchase Agreement) or November 30, 2010, who will serve in such capacity until the expiration of the term at the Company’s 2011 annual meeting of stockholders. In addition, the Company agreed to include Independence Blue Cross’ designee on the Board’s slate of nominees for election as directors of the Company and to use its best efforts to cause the election of such individual for so long as Independence Blue Cross holds either (i) shares of the Series B Preferred Stock in an amount equal to fifty percent (50%) or more of the number of shares of the Series B Preferred Stock purchased under the Purchase Agreement or (ii) shares of the Common Stock in an amount equal to fifty percent (50%) or more of the number of shares of the Common Stock that Independence Blue Cross is entitled to receive upon conversion of the Series B Preferred Stock acquired under the Purchase Agreement.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated the effects of all events subsequent to September 30, 2010 through the date which the financial statements were available to be issued and has concluded that all events requiring adjustment to or disclosure in the financial statements have been made.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Revenues

For the three months ended September 30, 2010 (“Third Quarter 2010”), we earned revenues of $1,805,415 compared to $1,444,170 for the three months ended September 30, 2009 (“Third Quarter 2009”), an increase of $361,245 or 25%.  Revenues include the following:

	For the Three Months Ended September 30,
	2010	2009

Professional services	$1,260,345	$831,701
ASP revenue	374,967	371,143
Sales of software licenses	-	87,500
Maintenance revenue	170,000	144,500
Sub-leasing revenue	103	9,326

Total	$1,805,415	$1,444,170

•
Professional services revenue increased $428,644 or 52% as a result of higher post implementation services, which were provided by InsPro Technologies to several clients.  Implementation services, which were provided to clients, included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•
ASP revenue increased $3,834 or 1%.   The commencement of hosting services to a recently implemented client partially offset by lower ASP revenue from three existing clients.  In Third Quarter 2010 we earned ASP revenue from seven InsPro clients. ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business.  In addition InsPro Technologies provides hosting service to client’s licensed InsPro software.  InsPro’s ASP hosting clients access InsPro installed on InsPro Technologies’ owned servers located at InsPro Technologies’ offices or at a third party’s site.

•	In Third Quarter 2009 we earned $87,500 from sales of software licenses from a single InsPro client.

•	Maintenance revenue increased $25,500 or 18% as a result of the addition of two maintenance contracts compared to Third Quarter 2009.

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

Our cost of revenues for Third Quarter 2010 was $1,523,188 as compared to $1,690,673 for Third Quarter 2009 for a decrease of $167,485 or 10%. Cost of revenues consisted of the following:

	For the Three Months Ended September 30,
	2010	2009

Salaries, employee benefits and related taxes	$955,156	$950,435
Professional fees	355,819	493,055
Rent, utilities, telephone and communications	69,558	64,162
Other cost of revenues	142,655	183,021
	$1,523,188	$1,690,673

•
Our professional fees component of cost of revenues in Third Quarter 2010 was $355,819 as compared to $493,055 for Third Quarter 2009 for a decrease of $137,236 or 28%.  Professional fees decreased as a result of the hiring of two former consultants as employees and reduced utilization of certain domestic based independent contractors.

•
Our rent, utilities, telephone and communications component of cost of revenues in Third Quarter 2010 was $69,558 as compared to $64,162 for Third Quarter 2009 for an increase of $5,396 or 8%.  Rent, utilities, telephone and communications increased as a result of increased ASP communications expense and an increase in the amount of leased space at InsPro’s Eddystone office during 2009.

•
Other cost of revenues in Third Quarter 2010 was $142,655 as compared to $183,021 in Third Quarter 2009, a decrease of $40,366 or 21%.  The decrease was the result of costs reduction initiatives pertaining to computer processing. Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $282,227 in Third Quarter 2010 as compared to a gross loss of $246,503 in Third Quarter 2009.

Selling, Marketing and Administrative Expenses

Our selling, marketing and administrative expenses for Third Quarter 2010 was $1,535,291 as compared to $1,646,611 for Third Quarter 2009 for a decrease of $111,320 or 7%.  Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended September 30,
	2010	2009

Salaries, employee benefits and related taxes	$962,802	$658,328
Advertising and other marketing	35,317	90,814
Depreciation and amortization	220,868	226,654
Rent, utilities, telephone and communications	118,245	146,157
Professional fees	63,600	448,955
Other general and administrative	134,459	75,703
	$1,535,291	$1,646,611

In Third Quarter 2010 we incurred salaries, employee benefits and related taxes of $962,802 as compared to $658,328 for Third Quarter 2009, an increase of $304,474 or 46%. Salaries, commission and related taxes consisted of the following:

	For the Three Months Ended September 30,
	2010	2009

Salaries, wages and bonuses	$510,010	$500,405
Share based employee and director compensation	359,087	74,976
Commissions to employees	7,061	-
Employee benefits	36,099	20,973
Payroll taxes	24,356	34,937
Severance and other compensation	3,656	2,496
Directors’ compensation	22,533	24,541

Total	$962,802	$658,328

•
Share based employee and director compensation expense was $359,087 in Third Quarter 2010 as compared to $74,976 in Third Quarter 2009.  The increase is primarily attributable to the Company’s grant to Mr. Oakes of an immediately exercisable warrant to purchase 150,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share.  The Company recorded an expense of $332,994, which is the estimated the fair value of warrant.  Share based employee and director compensation consist of stock options, restricted stock grants and warrants, which are valued at fair-value at the date of the grant and expensed over the vesting period or the duration of employment, whichever is shorter.

•
Commissions to employees were $7,061 in Third Quarter 2010 as compared to $0 in Third Quarter 2009.  Commissions to employees increased as a result of increased commissionable revenue activity, which was paid to InsPro Technologies’ sales personnel.

•
Employee benefits expense was $36,099 in Third Quarter 2010 as compared to $20,973 in Third Quarter 2009, an increase of $15,126 or 72%.  The increase is primarily the result of increased employee group health insurance cost, which was caused by a change in the Company’s employee benefits program in 2010 to provide all employees with comparable employee benefits at comparable cost.  Prior to 2009 non InsPro employees paid proportionately more for their  employee group health insurance than InsPro employees.

•
Payroll taxes expense was $24,356 in Third Quarter 2010 as compared to $34,937 in Third Quarter 2009, a decrease of $10,581 or 30%.  The decrease is the result of lower social security payroll taxes paid by the employer as a result of employees who have reached the withholding limit.

Advertising and other marketing in Third Quarter 2010 was $35,317 as compared to $90,814 in Third Quarter 2009.  The decrease was the result of the completion of the development of InsPro Technologies’ marketing strategy including creating the corporate brand and message and redesign of all sales and marketing material, company web site, brochures and sales presentation.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended September 30,
	2010	2009

Amortization of intangibles acquired as a result of the InsPro acquisition	$116,989	$117,020
Amortization of software and website development for external marketing	-	21,787
Depreciation expense	103,879	87,847

Total	$220,868	$226,654

•
In Third Quarter 2010 we incurred amortization expense of $116,989 for the intangible assets acquired from InsPro Technologies on October 1, 2007 as compared to $117,020 in Third Quarter 2009.  The decrease was the result of the completion of the amortization of employment and non-compete agreements acquired as of June 30, 2010.

•
In Third Quarter 2009 we incurred $0 amortization expense for software development cost for external marketing pertaining to InsPro Technologies’ InsPro system, which was fully amortized as of June 30, 2010.

•
In Third Quarter 2010 we incurred depreciation expense of $103,879 as compared to $87,847 in Third Quarter 2009. The increase was due to assets acquired by InsPro Technologies subsequent to September 30, 2009.

In Third Quarter 2010 we incurred rent, utilities, telephone and communications expense of $118,245 as compared to $146,157 in Third Quarter 2009, a decrease of $27,912 or 19%.  The decrease is primarily due to reductions in telephone and communications expenses as a result of cost containment actions.

In Third Quarter 2010 we incurred professional fees of $63,600 as compared to $448,955 in Third Quarter 2009, a decrease of $385,355 or 86%.  The decrease is primarily attributable to lower legal fees.  In Third Quarter 2010 we had a decrease in legal fees as compared to Third Quarter 2009, which was primarily due to lower legal costs incurred in connection with litigation with certain shareholders, which commenced on March 24, 2009, and lower legal costs incurred in connection with the Company’s filings with the Securities and Exchange Commission (the “SEC”).  Professional fees consisted of legal, accounting, and auditing fees.

In Third Quarter 2010 we incurred other general and administrative expenses of $134,459 as compared to $75,703 in Third Quarter 2009, an increase of $58,756 or 78%. The increase was the result of increased insurance and late payment fees incurred in connection with late payments to various vendors.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $1,253,064 in Third Quarter 2010 as compared to a loss from operations of $1,893,114 in Third Quarter 2009.

Gain (loss) on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended September 30,
	2010	2009
Revenues:
Commission and other revenue from carriers	$108,264	$251,023
Transition policy commission pursuant to the Agreement	244,589	606,424
Gain on disposal of property and equipment	-	217,501
Lead sale revenue	53	-
Insurint revenue	-	31,526
Sub-lease revenue	304,595	326,393

	657,501	1,432,867

Operating expenses:
Salaries, employee benefits and related taxes	24,211	321,780
Lead, advertising and other marketing	-	(27,001)
Depreciation and amortization	-	67,042
Rent, utilities, telephone and communications	194,637	339,382
Professional fees	10,435	35,222
Other general and administrative	24,705	226,285

	253,988	962,710

Gain (loss) from discontinued operations	$403,513	$470,157

For Third Quarter 2010 we earned revenues in discontinued operations of $657,501 compared to $1,432,867 in the Third Quarter 2009, a decrease of $775,366 or 54%.  Revenues include the following:

•
Commission and other revenue from carriers was $108,264 in Third Quarter 2010 as compared to $251,023 in Third Quarter 2009.  The decrease is primarily the result of the execution of the Agreement whereby we no longer receive commission revenue on Transferred Policies effective on or about February 1, 2009. We continue to receive commissions from carriers other than Specified Carriers and commissions on policies other than Transferred Policies. Commission and other revenue from carriers is anticipated to decline in the future as a result of anticipated lapsation of our ISG and Telesales call center produced agency business.

•
Transition policy commission pursuant to the Agreement was $244,589 in Third Quarter 2010 as compared to $606,424 in the Third Quarter 2009.  The decrease is due to lower renewal commission rates paid by carriers on Transferred Policies and lapsation of our Telesales call center produced agency business.  Transition policy commission revenue is anticipated to decline in the future as a result of the anticipated lapsation of our Telesales call center produced agency business.

•	Insurint revenue was $31,526 in the Third Quarter 2009. Insurint revenue effectively ceased effective March 31, 2010 as a result of the Insurint Sale Agreement (as defined below).

•
In Third Quarter 2010 we earned sub-lease revenue of $304,595 as compared to $326,393 in Third Quarter 2009 relating to the sub-lease of our Florida office and our former New York sales office. Sub-lease revenue includes base rent, additional rent pertaining to utilities and occupancy costs and certain telephony, technology and facility services provided by us to certain of our sub-tenants.

Total operating expenses of discontinued operations for Third Quarter 2010 was $253,988 as compared to $962,710.  The decrease in operating expenses of discontinued operations is due to the elimination of Insurint’s expenses effective March 31, 2010 as a result of the Insurint Sale Agreement and to a lesser extent lower expenses associated with our abandoned leased Deerfield Beach office.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $403,513 or a $0.01 gain per share in Third Quarter 2010 as compared to a gain from discontinued operations of $470,157 or a $0.01 gain per share in Third Quarter 2009.

Other income (expenses)

Interest income is attributable to interest-bearing cash deposits.  The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense of $68,293 in Third Quarter 2010 includes $45,371 of accrued interest and $10,762 amortization of deferred loan costs associated with the secured note, which we issued to The Co-Investment Fund II, L.P. (the “Note”), which originated in December of 2009 and was amended on June 15, 2010, together with imputed interest on certain employee obligations.

In Third Quarter 2010 we recognized a loss on change in fair value of warrants liabilities of $1,790,180.  The loss in Third Quarter 2010 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Net loss

As a result of these factors discussed above, we reported a net loss of $2,701,472 or $0.07 loss per share in Third Quarter 2010 as compared to a net loss of $1,446,599 or $0.03 loss per share in Third Quarter 2009.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Revenues

For the nine months ended September 30, 2010 (“2010 To Date”), we earned revenues of $4,516,592 compared to $4,615,384 for the nine months ended September 30, 2009 (“2009 To Date”), a decrease of $98,792 or 2%.  The decrease in professional services is attributable to a decrease in work modification enhancements and data conversion required for existing clients.  Revenues include the following:

	For the Nine Months Ended September 30,
	2010	2009

Professional services	$2,698,822	$3,000,593
ASP revenue	1,113,667	1,072,465
Sales of software licenses	125,000	87,500
Maintenance revenue	570,000	433,500
Sub-leasing revenue	9,103	21,326

Total	$4,516,592	$4,615,384

•
Professional services revenue declined $301,771 or 10% as a result of lower post implementation services, which were provided to several of our largest clients.  Implementation services included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•
ASP revenue increased $41,202 or 4% as a result of the commencement of hosting services to a recently implemented client partially offset by lower ASP revenue from three other clients.  In 2010 To Date we earned ASP revenue from seven InsPro clients. ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business.  In addition InsPro Technologies provides hosting service to client’s licensed InsPro software.  InsPro’s ASP clients access InsPro installed on InsPro Technologies’ owned servers located at InsPro Technologies’ offices or at a third party’s site.

•	In 2010 To Date we earned license fee revenue upon the completion of the implementation of InsPro for a client.

•	Maintenance revenue increased $136,500 or 32% as a result of the addition of two maintenance contracts compared to 2009 To Date. In 2010 To Date we earned maintenance revenues from six clients.

•	We earned sub-leasing revenue from the sub-leasing of space in our Radnor office. The subleasing commenced in March 2009 and ended in March 2010.

Cost of Revenues

Our cost of revenues for 2010 To Date was $4,919,060 as compared to $4,725,938 for 2009 To Date for an increase of $193,122 or 4%. Cost of revenues consisted of the following:

	For the Nine Months Ended September 30,
	2010	2009

Salaries, employee benefits and related taxes	$2,981,293	$2,683,754
Professional fees	1,211,358	1,397,691
Rent, utilities, telephone and communications	225,308	176,898
Other cost of revenues	501,101	467,595
	$4,919,060	$4,725,938

•
Our salaries, employee benefits and related taxes component of cost of revenues in 2010 To Date was $2,981,293 as compared to $2,683,754 for 2009 To Date for an increase of $297,539 or 11%.  Salaries, employee benefits and related taxes increased as a result of increased employee staffing. Subsequent to 2009 To Date, InsPro Technologies strengthened its management by hiring a COO in the fourth quarter of 2009 and hiring staff in quality assurance, customer implementation and business development areas.

•
Our professional fees component of cost of revenues in 2010 To Date was $1,211,358 as compared to $1,397,691 for 2009 To Date for a decrease of $186,333 or 13%. Professional fees decreased as a result of the hiring of two key former consultants as employees and reduced utilization of certain domestic based independent contractors partially offset by $167,571 of training and set up expense incurred pertaining to a new vendor, who will provide InsPro Technologies with offshore outsourcing capabilities, which we believe will provide us with cost effective and scalable technology resources in the future.

•
Our rent, utilities, telephone and communications component of cost of revenues in 2010 To Date was $225,308 as compared to $176,898 for 2009 To Date for an increase of $48,410 or 27%.  Rent, utilities, telephone and communications increased as a result of increased in ASP and corporate telephone and communications expense and an increase in the amount of leased space at InsPro’s Eddystone office during 2009.

•
Our other cost of revenues component of cost of revenues in 2010 To Date was $501,101 as compared to $467,595 in 2009 To Date, an increase of $33,506 or 7%.  Other cost of revenues consisted of the following:

	For the Nine Months Ended September 30,
	2010	2009

Office expenses	$4,940	$6,813
Travel and entertainment	84,679	70,682
Computer processing, hardware and software	405,826	385,326
Other	5,656	4,774

Total	$501,101	$467,595

o
Our travel and entertainment component of cost of revenues in 2010 To Date was $84,679 as compared to $70,682 in 2009 To Date, an increase of $13,997 or 20%.  The increase was the result of increased travel pertaining to post implementation support, which was provided to a client whose InsPro licensed application was implemented in 2010 To Date. We incurred travel and entertainment expense in connection with customer relationship management and implementation of InsPro at client locations.

o
Our computer processing, hardware and software component of cost of revenues in 2010 To Date was $405,826 as compared to $385,326 in 2009 To Date, an increase of $20,500 or 5%.  The increase was the result of costs incurred to reorganize and move certain equipment in order to improve performance and ultimately reduce cost in the future and certain vendor discounts pertaining to computer processing provided to the Company in 2009 in connection with a new ASP client, which expired in 2009.  We incur computer processing, hardware and software fees associated with ASP hosting services and these services increased due to incremental services and expense associated with a new InsPro client.  InsPro has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee.  This third party provides InsPro Technologies with hosting services for our client’s ASP environments.

Gross Profit (Loss)

As a result of the aforementioned factors, we reported a gross loss of $402,468 in 2010 To Date as compared to a gross loss of $110,554 in 2009 To Date.

Selling, Marketing and Administrative Expenses

Our selling, marketing and administrative expenses for 2010 To Date was $4,217,084 as compared to $5,400,359 for 2009 To Date for a decrease of $1,183,275 or 22%.  The primary reason for the decrease is attributable to reductions in corporate staffing.  Selling, marketing and administrative expenses consisted of the following:

	For the Nine Months Ended September 30,
	2010	2009

Salaries, employee benefits and related taxes	$2,203,567	$2,775,219
Advertising and other marketing	118,720	228,917
Depreciation and amortization	694,352	657,977
Rent, utilities, telephone and communications	294,247	434,591
Professional fees	515,211	906,139
Other general and administrative	390,987	397,516
	$4,217,084	$5,400,359

In 2010 To Date we incurred salaries, employee benefits and related taxes of $2,203,567 as compared to $2,775,219 for 2009 To Date, a decrease of $571,652 or 21%. Salaries, commission and related taxes consisted of the following:

	For the Nine Months Ended September 30,
	2010	2009

Salaries, wages and bonuses	$1,523,256	$1,747,984
Share based employee and director compensation	366,287	385,667
Commissions to employees	37,487	25,454
Employee benefits	98,587	74,552
Payroll taxes	99,664	116,490
Severance and other compensation	14,120	355,702
Directors’ compensation	64,166	69,370

Total	$2,203,567	$2,775,219

•
Salaries, wages and bonuses were $1,523,256 in 2010 To Date as compared to $1,747,984 in 2009 To Date, a decrease of $224,728 or 13%.  The decrease is the result the elimination of two senior executive positions, four human resource positions and an accounting position together with $150,000 of executive bonus compensation in 2009 To Date.  These reductions in corporate expenses were partially offset by increased staffing in InsPro’s sales and IT infrastructure areas.

•	Share based employee and director compensation expense was $366,287 in 2010 To Date as compared to $385,667 in 2009 To Date.

o
In the third quarter of 2010 the Company granted to Mr. Oakes an immediately exercisable warrant to purchase 150,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share.  The Company recorded an expense of $332,994, which is the estimated the fair value of warrant.

o
On October 29, 2009 all outstanding unvested options became vested and the associated unamortized deferred compensation expense was expensed as a result of a change of control on that date. Consequently the only expense incurred in 2010 pertains to options granted after October 29, 2009.

o
Share based employee and director compensation consist of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.

•
Commissions to employees were $37,487 in 2010 To Date as compared to $25,454 in 2009 To Date, an increase of $12,033 or 47%.  Commissions to employees increased as a result of increased commissionable revenue activity, which was paid to InsPro Technologies’ sales personnel.

•
Employee benefits expense was $98,587 in 2010 To Date as compared to $74,552 in 2009 To Date, an increase of $24,035 or 32%. The increase is primarily the result of increased employee group health insurance cost as a result of a change in the Company’s employee benefits program in 2010 to provide all employees with comparable employee benefits at comparable cost.

•
Severance and other compensation was $14,120 in 2010 To Date as compared to $355,702 in 2009 To Date. The decrease was the result of the accrual of severance expense as of March 31, 2009 as a result of the Separation of Employment and General Release Agreement with Mr. Eissa.

Advertising and other marketing in 2010 To Date was $118,720 as compared to $228,917 in 2009 To Date.  The decrease was the result of the completion in the second quarter of 2009 the development of InsPro Technologies’ marketing strategy including creating the corporate brand and message and redesign of all sales and marketing material, company web site, brochures and sales presentation.  Costs in 2009 To Date included the use of outside agencies for services rendered in connection with the development of InsPro Technologies’ marketing strategy.

Depreciation and amortization expense consisted of the following:
	For the Nine Months Ended September 30,
	2010	2009

Amortization of intangibles acquired as a result of the InsPro acquisition	$351,028	$351,059
Amortization of software and website development for external marketing	43,574	65,361
Depreciation expense	299,750	241,557

Total	$694,352	$657,977

•	In 2010 To Date we incurred amortization expense of $351,028 for the intangible assets acquired from InsPro Technologies.

•
In 2010 To Date we incurred amortization expense of $43,574 for software development cost for external marketing pertaining to InsPro Technologies’ InsPro system as compared to $65,361 in 2009 To Date. The decrease was the result of the completion of the amortization in the second quarter of 2010.

•	In 2010 To Date we incurred depreciation expense of $299,750 as compared to $241,557 in 2009 To Date. The increase was due to assets acquired by InsPro Technologies subsequent to September 30, 2009.

In 2010 To Date we incurred rent, utilities, telephone and communications expense of $294,247 as compared to $434,591 in 2009 To Date, a decrease of $140,344 or 32%.  The decrease is primarily due to reductions in telephone and communications expenses as a result of corporate staffing reductions and cost containment actions.

In 2010 To Date we incurred professional fees of $515,211 as compared to $906,139 in 2009 To Date, a decrease of $390,928 or 43%.  The decrease is primarily the result of lower legal fees as compared to 2009 To Date, which was primarily due to legal costs incurred 2009 in connection with litigation with certain shareholders

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $4,619,552 in 2010 To Date as compared to a loss from operations of $5,510,913 in 2009 To Date.

Gain (loss) on discontinued operations

Results from discontinued operations were as follows:

	For the Nine Months Ended September 30,
	2010	2009
Revenues:
Commission and other revenue from carriers	$371,005	$1,972,178
Gain recognized upon the execution of the Agreement	-	2,664,794
Transition policy commission pursuant to the Agreement	912,646	1,383,279
Gain on the sale of Insurint	578,569	-
Gain on disposal of property and equipment	6,530	219,943
Lead sale revenue	156	10,227
Insurint revenue	53,340	118,022
Sub-lease revenue	897,486	1,007,898

	2,819,732	7,376,341

Operating expenses:
Salaries, employee benefits and related taxes	222,050	1,633,931
Lead, advertising and other marketing	-	101,356
Depreciation and amortization	-	296,745
Rent, utilities, telephone and communications	89,137	3,350,070
Professional fees	180,449	538,815
Loss on impairment of property and equipment	-	416,764
Loss on impairment of intangible assets	-	1,222,817
Other general and administrative	193,224	541,210

	684,860	8,101,708

Gain (loss) from discontinued operations	$2,134,872	$(725,367)

For 2010 To Date we earned revenues in discontinued operations of $2,819,732 compared to $7,376,341 in the 2009 To Date, a decrease of $4,556,609 or 62%.  Revenues include the following:

•
Commission and other revenue from carriers of $371,005 in 2010 To Date as compared to $1,972,178 in 2009 To Date.  The decrease is primarily the result of the execution of the Agreement whereby we no longer receive commission revenue on Transferred Policies effective on or about February 1, 2009. We continue to receive commissions from carriers other than Specified Carriers and commissions on policies other than Transferred Policies.

•
Gain recognized upon the execution of the Agreement of $2,664,794 in the first quarter of 2009, which is the sum of the aggregate initial amount of consideration paid by eHealth and eHealth’s assumption of certain liabilities relating to historical commission advances on the Transferred Policies.

•
Transition policy commission pursuant to the Agreement of $912,645 in 2010 To Date as compared to $1,383,279 in the 2009 To Date.  The decrease is due to the lapsation of our Telesales call center produced agency business.

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

o
Pursuant to the Insurint Sale Agreement we will receive in aggregate $625,000 in cash from the buyer of Insurint, of which $312,500 was received on April 1, 2010 and the $312,500 balance will be received over twenty-three equal monthly installments in the amount of $13,020.83, with the first monthly payment due on May 1, 2010, and the last monthly payment in the amount of $13,020.91 due on April 1, 2012.

o	We incurred $21,829 of legal costs pertaining to the Insurint Sale Agreement.

•	Insurint revenue was $53,340 in 2010 To Date and $118,022 in 2009 To Date. Insurint revenue ceased effective March 31, 2010 as a result of the Insurint Sale Agreement.

•
In 2010 To Date we earned sub-lease revenue of $897,486 as compared to $1,007,898 in 2009 To Date relating to the sub-lease of a portion of our Florida office and our former New York sales office. The decline in Sub-lease revenue is the result of lower sub-lease revenue from both our former New York sales office and Deerfield Beach office.  Sub-lease revenue includes base rent, additional rent pertaining to utilities and occupancy costs and certain telephony, technology and facility services provided by us to certain of our sub-tenants.

Total operating expenses of discontinued operations for 2010 To Date was $684,860 as compared to $8,101,708 for 2009 To Date for a decrease of $7,416,848 or 92% as compared to 2009 To Date.  The primary reason for the decrease is attributable to lower expenses associated with our accrual for abandoned lease expenses, which is recorded in rent, utilities and communications expenses, impairment expense in 2009, and to a lesser extent the elimination of Insurint’s expenses effective March 31, 2010 as a result of the Insurint Sale Agreement.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $2,134,872 or $0.05 per share in 2010 To Date as compared to a loss from discontinued operations of $725,367 or $0.02 per share in 2009 To Date.

Other income (expenses)

Interest income is attributable to interest-bearing cash deposits.  The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense of $164,604 in 2010 To Date includes $98,466 of accrued interest and $28,545 amortization of deferred loan costs on the Note, which originated in December of 2009 and was amended on June 15, 2010, together with imputed interest on certain employee obligations.

In 2010 To Date we recognized a loss on change in fair value of warrants liabilities of $1,834,093.  The loss in 2010 To Date represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Net loss

As a result of these factors discussed above, we reported a net loss of $4,469,358 or $0.11 per share in 2010 To Date as compared to a net loss of $6,281,647 or $0.15 per share in 2009 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had a cash balance of $5,897,575 and working capital of $1,474,272.

At September 30, 2010, we had a restricted cash balance of $1,152,372, which represents money market account balances with a restricted balance pertaining to two letters of credit for the benefit of the landlords of our Florida and New York offices.  The money market accounts are on deposit with the issuer of the letters of credit.  We receive the interest on the money market accounts.

Net cash used by operations was $2,883,909 in 2010 To Date as compared to net cash used by operations of $4,977,236 in 2009 To date.  In 2010 we used cash to fund our net loss of $4,469,358 and:

•	Decreases in accounts receivable of $337,966, which is primarily the result of the collection of amounts pertaining to the sale of software licenses in the fourth quarter of 2009.

•	Increases in accounts payable of $548,104, which is primarily the result of the Company’s delayed payment of certain payables.

•
Decreases in accrued expenses of $378,900, which is primarily the result of the payment of severance to Mr. Eissa in 2010, which was accrued as of December 31, 2009, and the recording of legal fees as accounts payable, which were accrued as of December 31, 2009.

•	Decreases in net liabilities of discontinued operations of $1,940,525, which is primarily the result of:

o
Our $783,849 payment to our landlord of our Deerfield Beach office associated with our notification of our desire to terminate our Deerfield Beach lease on March 14, 2011, which was $327,513 lower than our previous accrual, together with other lease payments pertaining to our abandoned leases.

o	Recording a $143,037 receivable from the buyer of Insurint as of September 30, 2010.

In addition to cash used in operating activities we incurred the following non cash gain and expenses in 2010 to Date, which were included in our net loss, including:

•	Recorded depreciation and amortization expense of $694,352 and $657,977 in 2010 To Date and 2009 To Date, respectively.

•	Recorded stock-based compensation and consulting expense of $366,287 and $450,277 in 2010 To Date and 2009 To Date, respectively.

•	Recognized a loss on change in fair value of warrants liabilities of $1,834,093 in 2010 To Date.

•	In the first quarter of 2009 we recorded $1,639,581 pertaining to the impairment of certain long lived assets of our discontinued operations.

•	We recorded a loss of $6,530 and a gain of $227,763 on the disposal of property and equipment of discontinued operations in 2010 To Date and 2009 To Date, respectively.

Net cash used by investing activities in 2010 To Date was $193,473 as compared to $293,169 in 2009 To Date.  Investing activities pertain to the purchase of property and equipment supporting current and future operations.

Net cash provided by financing activities in 2010 To Date was $7,571,304 as compared to $4,069,652 in 2009 To Date.

•
During the first quarter of 2010 we received $1,107,000 in gross proceeds as a result of the issuance of preferred stock and warrants as a result of the exercise of subscription units by certain shareholders pertaining to our rights offering, which was completed on March 26, 2010.

o
On January 14, 2010 we filed a prospectus for a rights offering on Form S-1/A, which the SEC declared effective on January 22, 2010, to distribute to shareholders at no charge, one non-transferable subscription right for each 12,256 shares of our common stock and 613 shares of our Series A Preferred Stock owned as of January 1, 2010, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks or other nominees on shareholders’ behalf, as a beneficial owner of such shares.  This rights offering was designed to give all of the holders of the Company’s common stock the opportunity to participate in an equity investment in the Company on the same economic terms as the 2009 Private Placement.

o
The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $1,000. A Subscription Unit consisted of 250 shares of Series A Preferred Stock and a five-year warrant to purchase 5,000 shares of common stock at an exercise price of $0.20 per share.  In the event that a holder of a Subscription Unit purchased all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder had the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights.

o
Effective with the expiration of the subscription rights, which occurred on March 26, 2010, holders of subscription rights exercised in aggregate 1,061 basic subscription rights and 46 over subscription rights for a total 1,107 Subscription Units.  As a result of the exercise of 1,107 Subscription Units we issued effective on March 26, 2010 in aggregate 276,750 shares of Series A Preferred Stock and five-year warrants to purchase in aggregate 5,535,000 shares of common stock at an exercise price of $0.20 per share. The Series A Preferred Stock issued in 2010 have the same terms as the Series A Preferred Stock issued in 2009.

o
Of the 1,107 Subscription Units exercised The Co-Investment Fund II, L.P., a Delaware limited partnership (“Co-Investment”) exercised 1,000 basic subscription rights for $1,000,000 and on March 26, 2010, the Company issued to Co-Investment 250,000 shares of Series A Preferred Stock and five-year warrants to purchase in aggregate 5,000,000 shares of Common Stock at an exercise price of $0.20 per share.

o	Effective with the expiration of the subscription rights all unexercised subscription rights expired.

•	During the second quarter of 2010 we received $1,000,000 in gross proceeds as a result of the modification of the terms of the Loan Agreement and Note.

o
On June 15, 2010, the Company and Co-Investment agreed to modify the terms of the loan agreement (the “Loan Agreement”) and the Note between the parties to; (i) increase the loan from $1,250,000 to $2,250,000 on June 15, 2010 and (ii) allow Co-Investment to demand the Company to repay to Co-Investment an amount not to exceed the loan balance plus accrued interest in the form of the Company’s equity securities at the conversion price and terms identical to the price and terms of the Company’s next issuance of common or preferred stock issued for cash consideration occurring after June 15, 2010 (“Equity Issuance”).  An Equity Issuance occurred on September 30, 2010.

o
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

o
As of September 30, 2010, the Company does not have a sufficient number of authorized shares of its equity securities to issue to Co-Investment if Co-Investment were to convert the outstanding balance of the Note.  As of September 30, 2010, Co-Investment can convert $323,577 of the Secured Note from related party into 107,859 shares of Series B convertible preferred stock and warrants to purchase 1,078,590 shares of the Company’s common stock at $0.15 per share for a period of five years at terms identical to the September 2010 Warrants.

o	The Company incurred $18,389 of costs associated with the Loan Agreement and Note in the second quarter of 2010.

•	During the third quarter of 2010 we received $5.4 million in gross proceeds as a result of the issuance of preferred stock and warrants in a private offering.

o
On September 30, 2010, the Company entered into and completed a private placement (the “2010 Private Placement”) with certain accredited investors, including Independence Blue Cross, a Pennsylvania hospital plan corporation, for an aggregate of 1,800,001 shares of Series B Preferred Stock, and warrants to purchase 18,000,010 shares of its Common Stock, pursuant to the terms of a securities purchase agreement.

o
Under the terms of the 2010 Purchase Agreement, and subject to the approval of the Company’s shareholders of an amendment to the Certificate of Incorporation of the Company to increase the number of shares of authorized Common Stock of the Company, the Company has agreed to sell an additional 200,000 Units to the investors after September 30, 2010, on the same terms and conditions as described in the 2010 Purchase Agreement.

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

The letters of credit pertaining to the lease for our Florida office and our New York office were collateralized in the form of a money market account and certificate of deposit, which as of September 30, 2010, in aggregate had a balance of $1,152,372.  These accounts are on deposit with the issuer of the letters of credit and are classified as restricted cash on our balance sheet.  The terms of the money market account allow us to receive interest on the principal but prohibits us from withdrawing the principal for the life of the letters of credit.

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

PART II.
OTHER INFORMATION
Item 1.   Legal Proceedings

We are involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will harm our business. We cannot assure that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of our attention.  We have also been involved in litigation as described in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2010 and June 30, 2010.

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

Date: November 15, 2010	HEALTH BENEFITS DIRECT CORPORATION

	By:	/s/ ANTHONY R. VERDI
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