Form 10-K
period 2010-12-31
InsPro Technologies Corp
filed 2011-03-31
CIK 1309442

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 333-123081

INSPRO TECHNOLOGIES CORPORATION
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
Yes  ☐   No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates at June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,738,929.  Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 30, 2010.

As of March 31, 2011, there were 41,543,655 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K, including in the Business description, the “Management’s Discussion and Analysis of Financial Condition and Results” and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results and costs associated with the Company’s operations and other similar statements. Various factors, including competitive pressures, market interest rates, changes in insurance carrier mix, regulatory changes, customer defaults or insolvencies, litigation, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers could cause actual outcomes and results to differ materially from those described in forward-looking statements.

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

Overview

We were originally incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp., an exploration stage company formed to engage in mineral exploration. On November 22, 2005, Darwin Resources Corp. merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation, solely for the purpose of changing its state of incorporation from Nevada to Delaware. On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin Resources Corp., was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation, and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc. Following the merger, Darwin Resources Corp. changed its name to Health Benefits Direct Corporation.  On November 29, 2010, Health Benefits Direct Corporation changed its name to InsPro Technologies Corporation.  We believe that InsPro Technologies Corporation better reflects the Company’s current business strategy and operations.

During 2005 through October 1, 2007 our operations were primarily that of our former Telesales and Insurint businesses.  We effectively sold our former Telesales business in 2009 and our former Insurint business in 2010.  Our former Telesales and Insurint businesses are now classified as part of our discontinued operations.  Today, we are a technology company that provides software applications for use by insurance administrators in the insurance industry.  Our business focuses primarily on our InsPro software application.

We acquired Atiam Technologies, L.P. on October 1, 2007.  This entity, which changed its name to InsPro Technologies, LLC on May 14, 2009, sells and markets our InsPro software application.  InsPro is a comprehensive, web-based insurance administration software application.  InsPro was introduced by Atiam Technologies, L.P. (now our InsPro Technologies, LLC subsidiary) in 2004.  InsPro clients include insurance carriers and third party administrators.  We market InsPro as a licensed software application, and we realize revenue from the sale of the software licenses, application service provider fees, software maintenance fees and consulting and implementation services.

InsPro

Product Evolution and Development

InsPro Technologies, LLC, or InsPro Technologies, and its predecessor, Systems Consulting Associates, Inc., or SCA, was founded in 1986 by Robert J. Oakes as a programming and consulting services company.  In 1988, SCA entered into a long-term contract with Provident Mutual Insurance Company to develop, maintain, install, support and enhance IMACS, which was an insurance direct marketing and administration software system.  IMACS was the precursor of InsPro.  InsPro Technologies dedicated four years, from 2001 to 2005, to developing its principal product, InsPro, which is a comprehensive, scalable and modular web-based insurance marketing, claims administration and policy servicing platform.

Product and Services

We offer InsPro on both a licensed and an ASP (Application Service Provider) basis. InsPro is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business.

During 2010, we earned $6,077,358 in revenue.  We earned 33% and 16% of the Company’s revenue from InsPro Technologies’ two largest InsPro clients.

InsPro incorporates a modular design, which enables the customer to purchase only the functionality needed, thus minimizing the customer’s implementation cost and time necessary to implement InsPro. InsPro can be rapidly tailored to the requirements of a wide range of customers from the largest insurance companies and marketing organizations to the smallest third party administrators, operating in environments ranging from a single server environment to the mainframe installations. InsPro currently supports a wide range of distribution channels, including the Internet, traditional direct marketing, agent-generated, individual and group plans, worksite and association-booked business, and supports underwritten as well as guaranteed products including long term care, Medicare supplement, critical illness, long and short term disability, whole and term life, comprehensive major, hospital indemnity and accidental death and dismemberment.

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

InsPro Technologies software arrangements often involve multiple elements. We allocate revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable.  Revenue related to post-contract customer support, or PCS,, including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.   If fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

Sales, Marketing and Operations

InsPro Technologies markets its products and services directly to prospective insurance carriers and third party administrators via trade shows, advertising in industry publications and direct mail.

InsPro Technologies also provides professional services to its clients, which include InsPro system implementation, legacy system migration to InsPro, InsPro application management, web development, InsPro help desk and 24x7 hosting service support.

Competition

           The market for insurance policy administration systems and services is very competitive, rapidly evolving, highly fragmented and subject to rapid technological change. Many of our competitors are more established than we are and have greater name recognition, a larger customer base and greater financial, technical and marketing resources than InsPro.

InsPro is focused on the senior health, disability, affinity and association segments. InsPro competes with such concerns as International Business Machines Corporation (Genelco Software), Computer Sciences Corporation (FutureFirst), LifePro and Fiserv Inc. (ID3), as well as with such smaller enterprises as Management Data, Inc. To compete we use best practice technologies and methods incorporated into InsPro, which provides customers with a user-friendly, flexible, modular and cost-effective insurance administrative software system. We also compete on price with a typical InsPro software license fee ranging from $500,000 to $1,700,000. InsPro’s modular design, scalability and ASP hosting service option makes it a compelling insurance administrative system from small third party administrators to the largest insurance carriers.

Employees

As of December 31, 2010 we had 48 employees, which included 46 full-time and 2 part-time employees. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement. We believe that the relationship between our management and our employees is good.

Intellectual Property and Proprietary Rights

We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand.

Corporate Information

We were incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp., or Darwin-NV, an exploration stage company engaged in mineral exploration. On November 22, 2005, Darwin-NV merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation, or Darwin-DE, solely for the purpose of changing the company’s state of incorporation from Nevada to Delaware. On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin-DE, was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation engaged in direct marketing and distribution of health and life insurance and related products primarily over the Internet, and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc. Following this merger, Darwin-DE changed its name to Health Benefits Direct Corporation and, as a result, HBDC II, Inc. became our wholly-owned subsidiary.  On November 29, 2010, Health Benefits Direct Corporation changed its name to InsPro Technologies Corporation.

Our principal executive offices are located at 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087. Our telephone number is (484) 654-2200.  The principal offices of our wholly-owned subsidiary, InsPro Technologies, LLC, are located at 130 Baldwin Tower, Eddystone, PA 19022 and its web site is www.inspro.com.

Investor Information

All periodic and current reports, registration statements and other material that we are required to file with the Securities and Exchange Commission, or the Commission,, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, may be obtained free of charge by writing to us at InsPro Technologies Corporation, 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087 or e-mailing us at Finance@inspro.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the Commission. Our Internet websites and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

ITEM 2.	PROPERTIES.

We do not own any real property.

We lease 7,414 square feet of office space in Radnor, Pennsylvania. We lease this office space under a lease agreement with Radnor Properties-SDC, L.P. The term of the lease commenced on November 1, 2006, and will expire on March 31, 2017. The monthly base rent increases every 12 months, starting at approximately $13,466 and ending at approximately $21,531. Under the terms of the lease agreement, rent is waived for the first five months of the lease term with respect to 5,238 square feet and for the first 12 months for the remaining 2,176 square feet.

We also lease approximately 13,600 square feet of space in Eddystone, Pennsylvania. We lease this office space under a lease agreement with BPG Officer VI Baldwin Tower L.P.  The term of this lease commenced on August 1, 2007, and will expire on December 31, 2012. The monthly rent increases every 12 months, starting at approximately $8,500 and ending at approximately $23,900.

We also lease approximately 50,000 square feet of office space in Deerfield Beach, Florida under a lease agreement with 2200 Deerfield Florida LLC. The lease expires on February 28, 2011.  The monthly rent increases every 12 months, starting at $62,500 and ending at approximately $70,344.

ITEM 3.	LEGAL PROCEEDINGS.

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

Market Information

Our common stock has been quoted on the OTCBB since December 6, 2010 under the symbol ITCC.OB and from December 13, 2005 until December 3, 2010 under the symbol HBDT.OB.  Prior to December 13, 2005, there was no active market for our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCBB. The prices state inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

2009:	High	Low
First quarter, ended March 31, 2009	$0.16	$0.05
Second quarter, ended June 30, 2009	$0.16	$0.04
Third quarter, ended September 30, 2009	$0.16	$0.05
Fourth quarter, ended December 31, 2009	$0.13	$0.04

2010:
First quarter, ended March 31, 2010	$0.12	$0.04
Second quarter, ended June 30, 2010	$0.11	$0.04
Third quarter, ended September 30, 2010	$0.18	$0.04
Fourth quarter, ended December 31, 2010	$0.51	$0.05

2011:
First quarter, ended March 31, 2011	$0.10	$0.05

Holders of Record

Based on information furnished by our transfer agent, as of March 31, 2011, we had approximately 111 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock during the last two fiscal years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The current operations of InsPro Technologies Corporation (the “Company”, “we”, “us” or “our”) consist of our InsPro Technologies, LLC subsidiary (“InsPro Technologies”).

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

InsPro Technologies offers InsPro on both a licensed and an ASP basis.  An InsPro software license entitles the purchaser a perpetual license to a copy of the InsPro software installed at a single client location, which may be used to drive a production and model office instance of the application.  The ASP Hosting Service enables a client to lease the InsPro software, paying only for that capacity required to support their business.  ASP clients access an instance of InsPro installed on InsPro Technologies’ servers located at InsPro Technologies’ offices or at a third party’s site.

Software maintenance fees apply to both licensed and ASP clients.  Maintenance fees cover periodic updates to the application and access to the InsPro Help Desk.

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

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

For the year ended December 31, 2010, or 2010, we earned revenues of $6,077,358 compared to $6,847,767 for the year ended December 31, 2009, or 2009, a decrease of $770,409 or 11%.  Revenues include the following:

	For the Year Ended December 31,
	2010	2009

Professional services	$3,694,125	$3,596,895
ASP revenue	1,487,880	1,480,322
Sales of software licenses	125,000	1,162,500
Maintenance revenue	761,250	578,000
Sub-leasing revenue	9,103	30,050

Total	$6,077,358	$6,847,767

•
Professional services revenue increased as a result of higher post implementation services, which were provided to several of our largest clients.  Implementation services included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•
ASP revenue marginally increased as a result of the commencement of hosting services to a recently implemented client partially offset by lower ASP revenue from three other clients.  In 2010 we earned ASP revenue from seven InsPro clients. ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business.  In addition InsPro Technologies provides hosting service to client’s licensed InsPro software.  InsPro’s ASP clients access InsPro installed on InsPro Technologies’ owned servers located at InsPro Technologies’ offices or at a third party’s site.

•	In 2010 and 2009 we earned sales of software licenses from one InsPro client in 2010 and three clients in 2009.

•	Maintenance revenue increased as a result of the addition of three maintenance contracts in 2010 compared to 2009. In 2010 we earned maintenance revenues from seven clients.

•	We earned sub-leasing revenue from the sub-leasing of space in our Radnor office. The subleasing commenced in March 2009 and ended in March 2010.

Cost of Revenues

Our cost of revenues for 2010 was $6,563,842 as compared to $6,265,536 for 2009 for an increase of $298,306 or 5%. Cost of revenues consisted of the following:

	For the Year Ended December 31,
	2010	2009

Salaries, employee benefits and related taxes	$3,953,596	$3,547,783
Professional fees	1,622,039	1,812,229
Rent, utilities, telephone and communications	295,173	262,456
Other cost of revenues	693,034	643,068
	$6,563,842	$6,265,536

•
Our salaries, employee benefits and related taxes component of cost of revenues in 2010 was $3,953,596 as compared to $3,547,783 for 2009 for an increase of $405,813 or 11%.  Salaries, employee benefits and related taxes increased as a result of increased employee staffing.  InsPro Technologies strengthened its management by hiring a COO in the fourth quarter of 2009 and hiring staff in quality assurance, customer implementation and business development areas.

•
Our professional fees component of cost of revenues in 2010 was $1,622,039 as compared to $1,812,229 for 2009 for a decrease of $190,190 or 11%. Professional fees decreased as a result of the hiring of two key former consultants as employees and reduced utilization of certain domestic based independent contractors partially offset by $167,571 of training and set up expense incurred pertaining to a new vendor, who will provide InsPro Technologies with offshore outsourcing capabilities, which we believe will provide us with cost effective and scalable technology resources in the future.

•
Our rent, utilities, telephone and communications component of cost of revenues in 2010 was $295,173 as compared to $262,456 for 2009 for an increase of $32,727 or 13%.  Rent, utilities, telephone and communications increased as a result of an increase in the amount of leased space at InsPro’s Eddystone office during 2009 and to a lesser extent an increase in ASP data connection costs and corporate telephone and communications expense.

•	Our other cost of revenues component of cost of revenues in 2010 was $693,034 as compared to $643,068 in 2009, an increase of $49,966 or 8%. Other cost of revenues consisted of the following:

	For the Year Ended December 31,
	2010	2009

Office expenses	$5,606	$8,823
Travel and entertainment	107,325	91,897
Computer processing, hardware and software	571,609	537,364
Other	8,494	4,984

Total	$693,034	$643,068

o
Our travel and entertainment component of cost of revenues increased as a result of post implementation support, which was provided to a client whose InsPro licensed application was implemented in 2010. We incurred travel and entertainment expense in connection with customer relationship management and implementation of InsPro at client locations.

o
Our computer processing, hardware and software component of cost of revenues in 2010 was $571,609 as compared to $537,364 in 2009, an increase of $34,245 or 6%.  The increase was the result of costs incurred to reorganize and move certain equipment in order to improve performance and ultimately reduce cost in the future and certain vendor discounts pertaining to computer processing provided to the Company in 2009 in connection with a new ASP client, which expired in 2009.  We incur computer processing, hardware and software fees associated with ASP hosting services and these services increased due to incremental services and expense associated with a new InsPro client.  InsPro has a hosting services contract with a third party, which can be terminated with notice and payment of a termination fee.  This third party provides InsPro Technologies with hosting services for our client’s ASP environments.

Gross Profit (Loss)

As a result of the aforementioned factors, we reported a gross loss of $486,484 in 2010, which is $1,068,715 less than the reported gross profit of $582,231 in 2009 and primarily the result of lower revenue from sales of software licenses and to a lesser extent higher salaries, employee benefits and related taxes in cost of revenue.

Selling, Marketing and Administrative Expenses

Our selling, marketing and administrative expenses for 2010 were $5,387,808 as compared to $6,952,835 for 2009 for a decrease of $1,565,027 or 23%.  Selling, marketing and administrative expenses consisted of the following:

	For the Year Ended December 31,
	2010	2009

Salaries, employee benefits and related taxes	$2,765,161	$3,489,204
Advertising and other marketing	160,903	279,450
Depreciation and amortization	876,644	885,681
Rent, utilities, telephone and communications	403,955	545,677
Professional fees	653,123	1,286,064
Other general and administrative	528,022	466,759
	$5,387,808	$6,952,835

In 2010 we incurred salaries, employee benefits and related taxes of $2,765,161 as compared to $3,489,204 for 2009, a decrease of $724,043 or 21%. Salaries, commission and related taxes consisted of the following:

	For the Year Ended December 31,
	2010	2009

Salaries, wages and bonuses	$2,031,443	$2,187,342
Share based employee and director compensation	383,523	555,161
Commissions to employees	40,319	25,454
Employee benefits	131,001	107,451
Payroll taxes	119,881	139,129
Severance and other compensation	16,967	356,305
Directors’ compensation	42,027	118,362

Total	$2,765,161	$3,489,204

•
Salaries, wages and bonuses were $2,031,443 in 2010 as compared to $2,187,342 in 2009, a decrease of $155,899 or 7%.  The decrease is the result the elimination of two senior executive positions, four human resource positions and an accounting position.  These reductions in corporate expenses were partially offset by increased staffing in InsPro’s sales and IT infrastructure areas.

•	Share based employee and director compensation expense was $383,523 in 2010 as compared to $555,161 in 2009.

o
In the third quarter of 2010 the Company granted to Mr. Oakes an immediately exercisable warrant to purchase 150,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share.  The Company recorded an expense of $332,994, which is the estimated fair value of warrant.

o
On October 29, 2009 all outstanding unvested options became vested and the associated unamortized deferred compensation expense was expensed as a result of a change of control as defined in the 2008 Equity Compensation Plan on that date. Consequently the only expense incurred in 2010 pertains to options granted after October 29, 2009.

o
Share based employee and director compensation consist of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.

•
Commissions to employees were $40,319 in 2010 as compared to $25,454 in 2009, an increase of $14,865 or 58%.  Commissions to employees increased as a result of increased commissionable revenue activity, which was paid to InsPro Technologies’ sales personnel.

•
Employee benefits expense was $131,001 in 2010 as compared to $107,451 in 2009, an increase of $23,550 or 22%. The increase is primarily the result of increased employee group health insurance cost as a result of a change in the Company’s employee benefits program in 2010 to provide all employees with comparable employee benefits at comparable cost.

•
Severance and other compensation was $16,967 in 2010 as compared to $356,505 in 2009. The decrease was the result of the accrual of severance expense as of March 31, 2009 as a result of the Separation of Employment and General Release Agreement with Mr. Eissa.

Advertising and other marketing in 2010 was $160,903 as compared to $279,450 in 2009 InsPro Technologies’ marketing strategy, included creating the corporate brand and message and redesign of all sales and marketing material, company web site, brochures and sales presentation.  Costs in 2009 included the use of outside agencies for services rendered in connection with the development of InsPro Technologies’ marketing strategy.

Depreciation and amortization expense consisted of the following:
	For the Year Ended December 31,
	2010	2009

Amortization of intangibles acquired as a result of the InsPro acquisition	$437,706	$468,079
Amortization of software and website development for external marketing	43,574	87,148
Depreciation expense	395,364	330,454

Total	$876,644	$885,681

•
In 2010 we incurred amortization expense of $437,706 for the intangible assets acquired from InsPro Technologies as compared to $468,079 in 2009.   The decrease in 2010 as compared to 2009 is the result of employment and non-compete agreements acquired, which were amortized straight line over three years starting on October 1, 2007, that became fully amortized effective September 30, 2010.

•
In 2010 we incurred amortization expense of $43,574 for software development cost for external marketing pertaining to InsPro Technologies’ InsPro system as compared to $87,148 in 2009. The decrease was the result of the completion of the amortization in the second quarter of 2010.

•	In 2010 we incurred depreciation expense of $395,364 as compared to $330,454 in 2009. The increase was due to assets recently acquired by InsPro Technologies.

In 2010 we incurred rent, utilities, telephone and communications expense of $403,955 as compared to $545,677 in 2009, a decrease of $141,722 or 26%.  The decrease is primarily due to corporate staffing reductions and cost containment actions.

In 2010 we incurred professional fees of $653,123 as compared to $1,286,064 in 2009, a decrease of $632,941 or 49%.  The decrease is primarily the result of lower legal fees as compared to 2009, which was primarily due to legal costs incurred in connection with litigation with certain shareholders, and to a lesser extent lower costs in executive recruiting and investor relations costs.  The decrease is primarily the result of a reduced legal costs related to certain former employees and shareholder litigation, which was resolved in 2010.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $5,874,292 in 2010 as compared to a loss from operations of $6,370,604 in 2009.

Gain (loss) on discontinued operations

Results from discontinued operations were as follows:
	For the Year Ended December 31,
	2010	2009
Revenues:
Commission and other revenue from carriers	$452,360	$2,157,217
Gain recognized upon the execution of the Agreement	-	2,664,794
Transition policy commission pursuant to the Agreement	1,114,477	1,786,480
Gain on the sale of Insurint	578,569	-
Gain on disposal of property and equipment	6,530	230,170
Lead sale revenue	156	228
Insurint revenue	53,340	163,947
Sub-lease revenue	1,219,723	1,447,738

	3,425,155	8,450,574

Operating expenses:
Salaries, employee benefits and related taxes	238,698	1,838,247
Lead, advertising and other marketing	-	101,356
Depreciation and amortization	-	363,787
Rent, utilities, telephone and communications	312,068	3,632,962
Professional fees	182,424	596,765
Loss on impairment of property and equipment	-	416,764
Loss on impairment of intangible assets	-	1,222,817
Other general and administrative	228,290	707,813

	961,480	8,880,511

Gain (loss) from discontinued operations	$2,463,675	$(429,937)

We earned revenues in discontinued operations of $3,425,155 in 2010 compared to $8,450,574 in 2009, a decrease of $5,025,419 or 59%.  Revenues include the following:

•
Commission and other revenue from carriers of $452,360 in 2010 as compared to $2,157,217 in 2009.  The decrease is primarily the result of the execution of the Client Transition Agreement, or the Agreement, with eHealth Insurance Services, Inc., or eHealth, whereby we no longer receive commission revenue on certain policies transferred to eHealth effective on or about February 1, 2009. We continue to receive commissions from carriers other than certain specified carriers and commissions on policies other than the transferred policies.

•
Gain recognized upon the execution of the Agreement of $2,664,794 in the first quarter of 2009, which is the sum of the aggregate initial amount of consideration paid by eHealth and eHealth’s assumption of certain liabilities relating to historical commission advances on the transferred policies.

•
Transition policy commission pursuant to the Agreement of $1,114,478 in 2010 as compared to $1,786,480 in 2009.  The decrease is due to the declines in our Telesales call center produced agency business.

•
During the first quarter of 2010 we recognized a $578,569 gain on the sale of Insurint effective upon the March 31, 2010 execution of an asset purchase agreement, or the Insurint Sale Agreement, with an unaffiliated third party.

o
Pursuant to the terms of the Insurint Sale Agreement we sold substantially all of Insurint’s assets used in Insurint’s business including the Insurint software, the www.insurint.com web site, other intellectual property specific to Insurint including but not limited to the customer base and all future revenue pertaining to Insurint.  The buyer agreed to assume future Insurint commitments and expenses subsequent to March 31, 2010.

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

o	We incurred $21,829 of legal costs pertaining to the Insurint Sale Agreement.

•	Insurint revenue was $53,340 in 2010 and $163,947 in 2009. Insurint revenue ceased effective March 31, 2010 as a result of the Insurint Sale Agreement.

•
In 2010 we earned sub-lease revenue of $1,219,723 as compared to $1,447,738 in 2009 relating to the sub-lease of a portion of our former Agency and Insurint operations office in Florida and our former New York Agency sales office. The decline in sub-lease revenue is the result of lower sub-lease revenue from both our former New York sales office and Deerfield Beach office.  Sub-lease revenue includes base rent, additional rent pertaining to utilities and occupancy costs and certain telephony, technology and facility services provided by us to certain of our sub-tenants.  Sub-lease revenue from our former New York sales office terminated effective December 31, 2010 along with our sub-lease expense and obligation for this office.  Sub-lease revenue from our Florida office will terminate effective February 28, 2011 along with our lease expense and obligation for this office.

Total operating expenses of discontinued operations for 2010 was $961,480 as compared to $8,880,511 for 2009 for a decrease of $7,919,031 or 89% as compared to 2009.  The primary reason for the decrease is attributable to lower expenses associated with our accrual for abandoned leases, which are recorded in rent, utilities and communications expenses, recording of impairment expense in 2009, and the elimination of expenses associated with our former Agency and Insurint businesses.  Insurint’s expenses ceased effective March 31, 2010 as a result of the Insurint Sale Agreement.  Our Agency business expenses were significantly reduced as a result of the cessation of direct marketing and selling activities in the first quarter of 2009.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $2,463,675 or $0.06 per share in 2010 as compared to a loss from discontinued operations of $429,937 or $0.01 per share in 2009.

Other income (expenses)

Interest income is attributable to interest-bearing cash deposits.  The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense of $247,417 in 2010 includes $142,136 of accrued interest and $42,087 amortization of deferred loan costs on the Note (as defined below) together with imputed interest on certain employee obligations.

In 2010 we recognized a gain on the change in fair value of warrants liabilities of $1,136,588 as compared to a gain of $534,391 in 2009.  The gain in 2010 and 2009 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Net loss

As a result of these factors discussed above, we reported a net loss of $2,500,446 or $0.06 per share in 2010 as compared to a net loss of $6,331,310 or $0.15 per share in 2009.

Inflation

We do not believe inflation had a material effect on our financial position or results of operations during the past two years, however, we cannot predict future effects of inflation.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had a cash balance of $4,429,026 and working capital of $3,541,187.

At December 31, 2010, we had a restricted cash balance of $1,152,373, which represents a money market account and certificate of deposit with restricted balances pertaining to two letters of credit for the benefit of the landlords of our Florida and our former New York offices.  The money market account and certificate of deposit are on deposit with the issuer of the letters of credit.  We receive the interest on the money market account and certificate of deposit.  Subsequent to December 31, 2010, the letters of credit expired, the restrictions on our restricted cash were lifted, and these balances were reclassified as cash.

Net cash used by operations was $4,774,623 in 2010 as compared to net cash used by operations of $5,327,683 in 2009.  In 2010 we used cash to fund our net loss of $2,500,446 and:

•	Decreases in accounts receivable of $305,566, which is primarily the result of the collection of amounts pertaining to the sale of software licenses in the fourth quarter of 2009.

•	Decreases in accounts payable of $330,911, which is primarily the result of the Company’s reduction in its backlog of past due payables during 2010.

•
Decreases in accrued expenses of $469,925, which is primarily the result of the payment of severance to Mr. Eissa in 2010, which was accrued as of December 31, 2009, and the payment of accrued legal fees during 2010, which were accrued as of December 31, 2009.

•
Decreases in net liabilities of discontinued operations of $2,214,461, which is primarily the result of our payment of abandoned lease costs, that were accrued as of December 31, 2010, pertaining to our Deerfield Beach and New York offices.

o	As of December 31, 2010, we had $63,301 of net assets of discontinued operations as compared to $2,144,630 of net liabilities of discontinued operations as of December 31, 2009.

o	We do not anticipate our discontinued operations will continue to utilize cash from operations subsequent to December 31, 2010.

▪	The sub-lease of our former New York office expired on December 31, 2010 and any remaining liabilities we have pertaining to this office will be funded out of our security deposit.

▪
We anticipate future cash receipts from our former Agency and Insurint businesses combined with sublease revenue will exceed our remaining $117,935 liability, which we recorded pertaining to our abandoned lease for our Deerfield Beach office.

In addition to cash used in operating activities we incurred the following non-cash gain and expenses in 2010, which were included in our net loss, including:

•	Recorded depreciation and amortization expense of $876,644 and $885,681 in 2010 and 2009, respectively.

•	Recorded stock-based compensation and consulting expense of $383,523 and $619,721 in 2010 and 2009, respectively.

•	Recognized a gain on change in fair value of warrants liabilities of $1,136,588 in 2010 and $534,391 in 2009.

•	In the first quarter of 2009 we recorded $1,639,581 pertaining to the impairment of certain long lived assets of our discontinued operations.

•	We recorded a loss of $6,530 and a gain of $233,228 on the disposal of property and equipment of discontinued operations in 2010 and 2009, respectively.

Net cash used by investing activities in 2010 was $239,607 as compared to $304,478 in 2009.  Investing activities pertain to the purchase of property and equipment supporting current and future operations.

Net cash provided by financing activities in 2010 was $8,039,603 as compared to $5,193,395 in 2009.

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

o
The basic subscription right entitled the holder to purchase one unit, or a Subscription Unit, at a subscription price of $1,000. A Subscription Unit consisted of 250 shares of Series A Preferred Stock and a five-year warrant to purchase 5,000 shares of common stock at an exercise price of $0.20 per share.  In the event that a holder of a Subscription Unit purchased all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder had the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights.

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

o
Of the 1,107 subscription rights exercised, The Co-Investment Fund II, L.P., a Delaware limited partnership, or Co-Investment, exercised 1,000 basic subscription rights for $1,000,000 and on March 26, 2010, the Company issued to Co-Investment 250,000 shares of Series A Preferred Stock and five-year warrants to purchase in aggregate 5,000,000 shares of common stock at an exercise price of $0.20 per share.

o	Effective with the expiration of the subscription rights all unexercised subscription rights expired.

•	During the second quarter of 2010 we received $1,000,000 in gross proceeds as a result of the modification of the terms of the Loan Agreement and Note (each as defined below).

o
On June 15, 2010, the Company and Co-Investment agreed to modify the terms of the loan agreement, or the Loan Agreement, and the Secured Promissory Note, or the Note, between the parties to: (i) increase the loan from $1,250,000 to $2,250,000 on June 15, 2010 and (ii) allow Co-Investment to demand the Company to repay to Co-Investment an amount not to exceed the loan balance plus accrued interest in the form of the Company’s equity securities at the conversion price and terms identical to the price and terms of the Company’s next issuance of common or preferred stock issued for cash consideration occurring after June 15, 2010 (“Equity Issuance”).  An Equity Issuance occurred on September 30, 2010.

o
The Company and Co-Investment agreed in the event that the Company did not have a sufficient number of authorized shares of its equity securities to issue to Co-Investment the Company and Co-Investment will jointly cooperate with one another in obtaining the necessary shareholder approval to increase the number of authorized shares of the Company’s equity securities and the effective date of the issuance and repayment will be the date of the Company’s shareholder approval.

o	The Company incurred $18,389 of costs associated with the Loan Agreement and Note in the second quarter of 2010.

•	During the third quarter of 2010 we received $5.4 million in gross proceeds as a result of the issuance of units of preferred stock and warrants in a private offering.

o
On September 30, 2010, the Company entered into and completed a private placement, or the 2010 Private Placement, with certain accredited investors, including Independence Blue Cross, a Pennsylvania hospital plan corporation, for an aggregate of 1,800,001 shares of Series B Preferred Stock, and warrants to purchase 18,000,010 shares of our common stock, pursuant to the terms of a securities purchase agreement, or the 2010 Purchase Agreement.

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

•
During the fourth quarter of 2010 we received $0.6 million in gross proceeds as a result of the issuance of preferred stock and warrants in the sale of 200,000 Units to Independence Blue Cross as part of the 2010 Private Placement.

•
In the first quarter of 2009 we completed a private placement (the “2009 Private Placement”) with Co-Investment and issued 1,000,000 shares of our Series A Preferred Stock and warrants to purchase 1,000,000 shares of our Series A Preferred Stock.  Our gross proceeds were $4,000,000 and we paid $15,617 of legal and other expenses in connection with the 2009 Private Placement.

•	During the fourth quarter of 2009 the Company received $1,250,000 from Co-Investment upon entering into the Loan Agreement.

•	InsPro Technologies has entered into various capital lease obligations to purchase equipment used for operations.

As of December 31, 2010, we have funded our operating and investment activities from the proceeds of the sale of shares of our equity securities and from the proceeds from the Note.  Our liquidity needs for the next twelve months and beyond are principally for the funding of our operations and the purchase of fixed assets.  Barring unforeseen circumstances, we anticipate being able to fund these liquidity needs for the next twelve months with cash and cash equivalents balances as of December 31, 2010, and restricted cash, which became available to fund operations subsequent to December 31, 2010.  We believe that offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and are dependent on market conditions at such time.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

The letters of credit pertaining to the lease for our Deerfield Beach, Florida office and our New York office were collateralized with assets in the form of a money market account and certificate of deposit, which as of December 31, 2010, in aggregate had a balance of $1,152,373.  These accounts were on deposit with the issuer of the letters of credit and are classified as restricted cash on our balance sheet.  Subsequent to December 31, 2010, these letters of credit were terminated as a result of the expiration of our Deerfield Beach and New York leases.  As a result of the termination of these letters of credit, subsequent to December 31, 2010, the restrictions on our restricted cash were lifted, and these balances were reclassified as cash.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page Number

INSPRO TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2010 and December 31, 2009	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2010 and December 31, 2009	F-4
Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Years Ended December 31, 2010 and December 31, 2009	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and December 31, 2009	F-6
Notes to Consolidated Financial Statements	F-7 to F48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
InsPro Technologies Corporation
Radnor, Pennsylvania

We have audited the accompanying consolidated balance sheets of InsPro Technologies Corporation and Subsidiaries as of December 31, 2010 and December 31, 2009, the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the years ended December 31, 2010 and December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InsPro Technologies Corporation and Subsidiaries as of December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants
Boca Raton, Florida
March 25, 2011

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash	$4,429,026	$1,403,653
Accounts receivable, net	709,503	1,015,069
Tax receivable	6,455	16,817
Prepaid expenses	158,245	83,834
Other current assets	1,756	43,227
Assets of discontinued operations	63,301	-

Total current assets	5,368,286	2,562,600

Restricted cash	1,152,573	1,154,044
Property and equipment, net	613,618	768,184
Intangibles, net	606,785	1,088,065
Other assets	92,558	110,608

Total assets	$7,833,820	$5,683,501

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Note payable	$17,311	$7,595
Secured note from related party	-	1,252,740
Accounts payable	918,972	1,249,883
Accrued expenses	346,808	816,733
Current portion of capital lease obligations	158,138	135,913
Due to related parties	8,370	-
Deferred revenue	377,500	232,500
Liabilities of discontinued operations	-	2,144,630

Total current liabilities	1,827,099	5,839,994

LONG TERM LIABILITIES:
Warrant liability	4,030,340	2,021,912
Capital lease obligations	165,612	201,627

Total long term liabilities	4,195,952	2,223,539

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 and 1,000,000, shares issued and outstanding, respectively (liquidation value $12,767,500 and $10,000,000, respectively)	2,864,104	1,983,984
Series B convertible preferred stock; 5,000,000 and 2,250,000 shares authorized, respectively, 2,797,379 and 0 shares issued and outstanding, respectively (liquidation value $8,392,137 and $0, respectively)	5,427,604	-
Common stock ($.001 par value; 300,000,000 and 200,000,000 shares authorized, respectively; 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	36,764,016	36,380,493
Accumulated deficit	(43,286,498)	(40,786,052)

Total shareholders' equity (deficit)	1,810,769	(2,380,032)

Total liabilities and shareholders' equity (deficit)	$7,833,820	$5,683,501

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009

Revenues	$6,077,358	$6,847,767

Cost of revenues	6,563,842	6,265,536

Gross profit (loss)	(486,484)	582,231

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	2,765,161	3,489,204
Advertising and other marketing	160,903	279,450
Depreciation and amortization	876,644	885,681
Rent, utilities, telephone and communications	403,955	545,677
Professional fees	653,123	1,286,064
Other general and administrative	528,022	466,759

	5,387,808	6,952,835

Loss from operations	(5,874,292)	(6,370,604)

Gain (loss) from discontinued operations	2,463,675	(429,937)

Other income (expense):
Gain on the change of the fair value of warrant liability	1,136,588	534,391
Interest income	21,000	29,579
Interest expense	(247,417)	(94,739)

Total other income (expense)	910,171	469,231

Net loss	$(2,500,446)	$(6,331,310)

Net loss per common share - basic and diluted:
Loss from operations	$(0.12)	$(0.14)
Gain (loss) from discontinued operations	0.06	(0.01)
Net loss per common share - basic and diluted	$(0.06)	$(0.15)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,286,898

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $.001
	$.001 Par Value		$.001 Par Value		Par Value
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)

Balance - December 31, 2008					41,279,645	$41,279	$43,281,139	$(41,378,941)	$1,943,477

Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009							(7,603,090)	6,924,199	(678,891)

Preferred stock and warrants issued in private placement	1,000,000	1,983,984					1,960,399		3,944,383

Record fair value of warrant liability pertaining to warrants issued in private placement during 2009							(1,877,412)		(1,877,412)

Common stock issued to directors as compensation					264,010	264	12,936		13,200

Amortization of deferred compensation							606,521		606,521

Net loss for the period								(6,331,310)	(6,331,310)

Balance - December 31, 2009	1,000,000	1,983,984			41,543,655	41,543	36,380,493	(40,786,052)	(2,380,032)

Preferred stock and warrants issued in rights offering	276,750	880,120							880,120

Preferred stock and warrants issued in private placement			2,000,001	3,609,525					3,609,525

Warrant issued to Robert Oakes as compensation							332,994		332,994

Preferred stock and warrants issued in connection with conversion of secured note from related party			797,378	1,818,079					1,818,079

Amortization of deferred compensation							50,529		50,529

Net loss for the period								(2,500,446)	(2,500,446)

Balance - December 31, 2010	1,276,750	$2,864,104	2,797,379	$5,427,604	41,543,655	$41,543	$36,764,016	$(43,286,498)	$1,810,769

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
	2010	2009

Cash Flows From Operating Activities:
Net loss	$(2,500,446)	$(6,331,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	876,644	885,681
Stock-based compensation and consulting	383,523	619,721
Gain on change of fair value of warrant liability	(1,136,588)	(534,391)
Loss on impairment of property and equipment of discontinued operations	-	416,764
Loss on impairment of intangible assets of discontinued operations	-	1,222,817
Gain (loss) on the disposal of equipment of discontinued operations	6,530	(233,228)
Provision for bad debt	-	7,211
Changes in assets and liabilities:
Accounts receivable	305,566	(557,385)
Tax receivable	10,362	14,473
Prepaid expenses	(74,411)	43,775
Other current assets	(1,802)	8,506
Other assets	18,050	-
Accounts payable	(330,911)	519,922
Accrued interest on related secured note from related party	199,876	-
Accrued expenses	(469,925)	119,478
Due to related parties	8,370	(4,315)
Deferred revenue	145,000	(225,000)
Assets and liabilities of discontinued operations	(2,214,461)	(1,300,402)

Net cash used in operating activities	(4,774,623)	(5,327,683)

Cash Flows From Investing Activities:
Purchase of property and equipment	(239,607)	(315,973)
Proceeds from the sale of property and equipment of discontinued operations	-	11,495

Net cash used in investing activities	(239,607)	(304,478)

Cash Flows From Financing Activities:
Gross proceeds from note payable	119,875	32,831
Payments on note payable	(110,168)	(25,236)
Gross proceeds from secured note from related party	1,000,000	1,319,265
Payments on secured note from related party	(2)	(60,404)
Fees paid in connection with secured note from related party	(18,389)	(43,273)
Gross proceeds from capital leases	137,310	85,790
Payments on capital leases	(151,099)	(55,917)
Restricted cash in connection with letters of credit	1,471	(4,044)
Gross proceeds from sales of preferred stock and warrants	7,107,001	4,000,000
Fees paid in connection with offering	(46,396)	(55,617)

Net cash provided by financing activities	8,039,603	5,193,395

Net increase (decrease) in cash	3,025,373	(438,766)

Cash - beginning of the year	1,403,653	1,842,419

Cash - end of the year	$4,429,026	$1,403,653

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$47,541	$94,739

Non cash financing activities:
Accrued Interest on related party note	$139,398	$2,740
Repayment of secured note upon conversion into equity	$(2,392,134)	$-
Preferred stock and warrants issued upon the conversion of secured note	$2,367,874	$-
See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

InsPro Technologies Corporation (the “Company”, “ITCC”, “we”, “us” or “our”) was incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp., (“Darwin-NV”).  On November 22, 2005, Darwin-NV merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation (“Darwin-DE”), solely for the purpose of changing the Company’s state of incorporation from Nevada to Delaware.  On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin-DE, was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation (“HBDC”), and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc.  Following the merger, Darwin-DE changed its name to Health Benefits Direct Corporation.  On November 29, 2010, Health Benefits Direct Corporation changed its name to InsPro Technologies Corporation.

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

During 2005 through October 1, 2007 our operations were primarily that of our former Telesales and Insurint businesses.  We effectively sold our former Telesales business in 2009 and our former Insurint business in 2010.  Our former Telesales and Insurint businesses are now classified as part of our discontinued operations.  Today we are a technology company that provides software applications for use by insurance administrators in the insurance industry.  Our business focuses primarily on our InsPro software application.

We acquired Atiam Technologies, L.P. on October 1, 2007 through our Atiam Technologies, LLC subsidiary.  During the second quarter of 2009, Atiam Technologies, LLC was renamed InsPro Technologies, LLC (“InsPro LLC”).  InsPro LLC is a provider of comprehensive, web-based insurance administration software applications.  InsPro LLC’s flagship software product is InsPro, which was introduced in 2004.  InsPro Technologies offers InsPro on both a licensed and an ASP (Application Service Provider) basis.  InsPro is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business.  InsPro Technologies’ clients include insurance carriers and third party administrators.  InsPro LLC realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and consulting and implementation services.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2010 and 2009 include the warrant liability, allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, and revenue recognition.

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of three  months or less to be cash equivalents.

Restricted cash

The Company considers all cash and cash equivalents held in restricted accounts pertaining to the Company’s letters of credit as restricted cash.  See Note 13 – Subsequent Events.

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2010, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s two largest InsPro clients.

	As of December 31,
	2010	2009

Largest InsPro client	42%	56%
Second largest InsPro client	15%	23%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of December 31, 2010, and December 31, 2009, because of the relatively short-term maturity of these instruments and their market interest rates.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  In accordance with Statement of Financial Accounting Standards ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Intangible assets

Intangible assets consist of assets acquired in connection with the acquisition of InsPro LLC and costs incurred in connection with the development of the Company’s software.  See Note 3 – InsPro Technologies Acquisition and Note 5 – Intangible Assets.

The Company’s capitalization of software development costs for software used internally begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. We regularly review the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

The Company’s InsPro LLC subsidiary capitalized certain costs valued in connection with developing or obtaining software for external use.  These costs, which consist of direct technology labor costs, are capitalized subsequent to the establishment of technological feasibility and until the product is available for general release.  Both prior and subsequent costs relating to the establishment of technological feasibility are expensed as incurred.  Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established.  Software development costs are amortized on a straight-line basis over the estimated useful lives of the products not to exceed two years, beginning with the initial release to customers.  The Company continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of the capitalized software development costs should be revised or the remaining balance of such assets may not be recoverable.  The Company evaluates the recoverability of capitalized software based on the net realizable value of its software products, as defined by the estimated future revenue from the products less the estimated future costs of completing and disposing of the products, compared to the unamortized capitalized costs of the products.  Capitalized software development costs were fully amortized as of December 31, 2010,

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

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

Warrant liability

The Company issued warrants, which were issued in connection with the issuance of the Company’s common and preferred stock, to purchase the Company’s common stock, which contain certain anti-dilution provisions that reduce the exercise price of the warrants in certain circumstances.  See Note 8 – Equity - Common Stock Warrants.

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

The Company determined that the fair value of the warrant liability at January 1, 2009 to be $678,891 as the initial fair value at the adoption date of EITF No. 07-05.  The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions:  dividend yield: 0%, volatility: 231%, risk free rate: 0.2% and the following assumptions:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Fair Value

3/30/2007	$2.48	3,024,186	3.2	$203,376
3/31/2008	$0.80	6,250,000	4.2	475,515
				$678,891

The Company determined that the fair value of the warrants issued on January 15, 2009 to be $1,877,412 and recorded that amount in warrant liability.  The fair value of the warrant liability for warrants issued on January 15, 2009 was determined using the Black Scholes Option Pricing Model on the date of issuance based on the following assumptions: warrant exercise price of $0.20 per share, the Company’s common stock closing price per share on January 15, 2009 of $0.095, expected volatility of 236%, risk free interest rate of 0.12%, an expected term of 5 years and an assumed dividend yield of 0%.  See Note 8 – Equity – Preferred Stock - 2009.

For the year ended December 31, 2009, the Company recorded a gain on the change in fair value of derivative liability of $534,391 to mark to market for the increase in fair value of the warrants during the year ended December 31, 2009.   Under ASC 815, the warrants will be carried at fair value and adjusted at each reporting period.

The Company determined that the fair value of the warrant liability at December 31, 2009 to be $2,021,912. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, volatility: 331%, risk free rate: 0.2% and the following:

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Fair Value

3/31/2008	$0.20	25,000,000	3.2	$1,123,520
1/15/2009	$0.20	20,000,000	4.0	898,392
				$2,021,912

The Company determined that the fair value of the warrant liability for warrants issued during 2010 to be $3,145,016 in aggregate.  The fair value of the warrant liability for warrants issued during 2010 was determined on the dates of their issuance, which was recorded in warrant liability, using the Black Scholes Option Pricing Model based on an expected term of 5 years, an assumed dividend yield of 0% and the following assumptions:

Warrant Issue Date	Warrant Exercise Price	Common Stock Closing Price	Aggregate Number of Warrants	Volatility	Risk Free Interest Rate	Fair Value

3/26/2010	$0.20	$0.041	5,535,000	345%	0.14%	$226,880
9/30/2010	0.15	0.120	18,000,010	392%	0.19%	2,159,973
11/29/2010	0.15	0.100	2,000,000	404%	0.18%	199,998
12/22/2010	$0.15	$0.070	7,973,780	476%	0.18%	558,165
						$3,145,016

For the year ended December 31, 2010, the Company recorded a gain on the change in fair value of derivative liability of $1,136,588 to mark to market for the decrease in fair value of the warrants during the year ended December 31, 2010.

The Company determined that the fair value of the warrant liability at December 31, 2010 to be $4,030,340. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.2% and the following:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

1/15/2009	$0.15	26,666,667	3.0	408%	$1,732,347
3/26/2010	0.15	7,380,000	4.2	446%	479,697
9/30/2010	0.15	18,000,010	4.8	472%	1,170,000
11/29/2010	0.15	2,000,000	4.9	480%	130,000
12/22/2010	$0.15	7,973,780	5.0	484%	518,296
					$4,030,340

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A summary of the Company's warrant liability activity and balances as of and for year ended December 31, 2010 are as follows:

Warrant liability balance as of December 31, 2009	$2,021,912
Fair value of warrants issued during the year ended December 31, 2010	3,145,017
Fair value of warrants whose anti-dultion provisions expired during the year ended December 31, 2010	(1,123,710)
Decrease in the fair value of warrants liability during the year ended December 31, 2010	(12,879)
Warrant liability balance as of December 31, 2010	$4,030,340

Income taxes

The Company accounts for income taxes under the liability method.  Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss per common share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents include the following:

	December 31, 2010	December 31, 2009
Series A convertible preferred stock issued and outstanding	25,535,000	20,000,000
Series B convertible preferred stock issued and outstanding	55,947,580	-
Options, issued, outstanding and exercisable	4,240,000	5,426,648
Warrants to purchase common stock, issued, outstanding and exercisable	93,162,344	51,566,887
Warrants to purchase series A convertible preferred stock, issued, outstanding and exercisable	3,000,000	-
	181,884,924	76,993,535

Revenue recognition

InsPro LLC offers InsPro on both a licensed and an ASP basis.  An InsPro software license entitles the purchaser a perpetual license to a copy of the InsPro software installed at a single client location.  Alternatively, ASP hosting service enables a client to lease the InsPro software, paying only for that capacity required to support their business.  ASP clients access InsPro installed on InsPro Technologies owned servers located at InsPro Technologies’ offices or at a third party’s site.

InsPro LLC’s software maintenance fees apply to both licensed and ASP clients.  Maintenance fees cover periodic updates to the application and the InsPro help desk.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

InsPro LLC’s consulting and implementation services are generally associated with the implementation of an InsPro instance for either an ASP or licensed client, and cover such activity as InsPro installation, configuration, modification of InsPro functionality, client insurance plan set-up, client insurance document design and system documentation.

InsPro LLC’s revenue is generally recognized under ASC 985-605.   For software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable.  Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.   Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

The unearned portion of InsPro LLC’s revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.

See Note 2 - Discontinued Operations for revenue recognition for discontinued operations.

Cost of Revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities, equipment and software costs.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”).  In 2010 the FDIC insurance coverage limit has been permanently increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act.  Beginning December 31, 2010, the FDIC has implemented a new temporary insurance category to provide unlimited FDIC insurance coverage for funds held in noninterest-bearing transaction accounts at insured banks. This temporary category will remain in effect through December 31, 2012.

At December 31, 2010, the Company had $4,429,026 of cash and $1,152,573 of restricted cash for a total of $5,581,599 in United States bank deposits, of which $986,447 was federally insured and $4,595,152 exceeded federally insured limits.

The following table lists the percentage of the Company’s revenue was earned from the Company’s two largest InsPro clients.

	For the Years ended December 31,
	2010	2009

Largest InsPro client	33%	37%
Second largest InsPro client	16%	28%

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Registration rights agreements

The Company classifies as liability instruments the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act of 1933 as amended (the “Securities Act”), a registration statement with the Commission within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Registration rights with these characteristics are accounted for as (i) derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments.

At December 31, 2010, the Company does not believe that it is probable that the Company will incur a penalty in connection with the Company’s registration rights agreements.  Accordingly no liability was recorded as of December 31, 2010.  See Note 8- Shareholders Equity – Registration and Participation Rights.

Recent accounting pronouncements

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  We adopted this guidance effective for the quarter ending June 30, 2009.  There is no impact of the adoption on our financial statements as of December 31, 2010.

In April 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments.  The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods.  The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.  The adoption of this guidance had no impact on our financial statements as of December 31, 2010.

In May 2009, FASB issued guidance in the Subsequent Events Topic of the Codification.  The guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and is required to be adopted prospectively.  We adopted this guidance effective for the quarter ending June 30, 2009.  The adoption of this guidance had no impact on our financial statements as of December 31, 2010, other than the additional disclosure.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value.  ASU 2009-05 is effective for us for the reporting period ending December 31, 2010.  We do not expect the adoption of ASU 2009-05 to have an impact on our financial statements.

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

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below).

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below).

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

In February 2010, the FASB issued ASU 2010-09, which addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The ASU (1) exempts entities that file their financial statements with, or furnish them to, the Commission from disclosing the date through which subsequent events procedures have been performed and (2) clarifies the circumstances in which an entity’s financial statements would be considered restated and in which the entity would therefore be required to update its subsequent events evaluation since the originally issued or available to be issued financial statements. ASU 2010-09 became effective immediately upon issuance, and the Company adopted its disclosure requirements within the Form 10-K for the year ended December 31, 2010.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition  (“ASU 2010-17”).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.   Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the  milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  Milestones should be considered substantive in their entirety and may not be bifurcated.  An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.  ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted.  We adopted this guidance effective for the quarter ending June 30, 2010 and it did not have a material impact on our consolidated financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

The Company has classified its former telesales call center and external (ISG) agent produced agency business (the “Agency Business”), its former Insurint business, and its leased offices located in New York and Florida as discontinued operations.

During the first quarter of 2009, the Company ceased the direct marketing and sale of health and life insurance and related products to individuals and families in its Telesales call center.  The Company also determined to discontinue selling health and life insurance and related products to individuals and families through its non employee ISG agents.  On February 20, 2009 (the “Closing Date”), the Company entered into and completed the sale of the Agency Business to eHealth Insurance Services, Inc. (“eHealth”), an unaffiliated third party, pursuant to the terms of a Client Transition Agreement (the “Agreement”).

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 2 – DISCONTINUED OPERATIONS (continued)

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

The aggregate initial amount of consideration paid by eHealth to the Company pursuant to the Agreement during the first quarter of 2009 was approximately $1,280,000.  In addition, on the Closing Date, eHealth agreed to assume from the Company certain liabilities relating to historical commission advances on the Transferred Policies made by the Specified Carriers in an aggregate amount of approximately $1,385,000.  In addition, eHealth has agreed to pay to HBDC II, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“HBDC II”), a portion of each commission payment received by eHealth and reported by the Specified Carrier relating to a Transferred Policy for the duration of the policy, provided that eHealth remains broker of record on such Transferred Policy.  During the first quarter of 2009, the Company recognized a gain upon the execution of the Agreement of $2,664,794, which is the sum of the aggregate initial amount of consideration paid by eHealth to the Company and eHealth’s assumption of certain liabilities relating to historical commission advances on the Transferred Policies.

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

On March 31, 2010, the Company entered into and completed an asset purchase agreement for the sale of Insurint (the “Insurint Sale Agreement”) with an unaffiliated third party.  Pursuant to the terms of the Insurint Sale Agreement, the Company sold substantially all of the assets used in the Company’s former Insurint business, including the Insurint software, the www.insurint.com web site, other intellectual property specific to Insurint, including but not limited to the customer base, and all future revenue pertaining to Insurint.  The buyer agreed to assume future Insurint commitments and expenses subsequent to March 31, 2010.  Pursuant to the Insurint Sale Agreement, the Company will receive in aggregate $625,000 in cash from the buyer of Insurint, of which $312,500 was received on April 1, 2010 and the $312,500 balance will be received over 23 equal monthly installments in the amount of $13,020.83, with the first monthly payment due on May 1, 2010, and the last monthly payment in the amount of $13,020.91 and due on April 1, 2012.   The Company recorded a gain on the sale of Insurint of $578,569 on March 31, 2010.

Revenue Recognition for Discontinued Operations

Our discontinued operations generates revenue primarily from transition policy commissions pursuant to the Agreement, renewal commissions paid to the Company by insurance companies based upon the insurance policies sold to consumers by the Company’s Agency Business prior to the Closing Date, and sub-leasing revenue.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 2 – DISCONTINUED OPERATIONS (continued)

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

The Company also generated revenue from the sub-lease of our leased New York City office, which was sub-leased on a month to month basis, and also from the sub-lease of a portion of our leased Deerfield Beach Florida office, which was leased under operating leases through February 28, 2011.  We recognize sub-lease revenue when lease rent payments are due in accordance with the sub-lease agreements.  Recognition of sub-lease revenue commences when control of the facility has been given to the tenant. We record a provision for losses on accounts receivable equal to the estimated uncollectible amounts. This estimate is based on our historical experience and a review of the current status of the Company's receivables.

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

On July 1, 2009 the Company entered into a sub-lease agreement with a third party, effective July 15, 2009 which terminated an existing sub-lease agreement for approximately 8,000 square feet of the Company’s Deerfield Beach office and replaced it with a sub-lease agreement for approximately 29,952 square feet.  This new sub-lease terminated on February 28, 2011.  As part of the sub-lease agreement, the Company also agreed to lease certain personal property to the sub-lessee for the term of the lease.   The sub-lessee agreed to pay the Company 20 monthly payments of $10,890 for such personal property and the Company has agreed to deliver to the sub-lessee a bill of sale for the leased personal property at the end of the term.  The Company has accounted for this personal property sub-lease arrangement as a sale and recorded a gain of $217,601.

Effective December 31, 2010, the Company has accrued $117,935 related to the non-cancelable lease for the abandoned portion of the Deerfield Beach office, which is the net present value of the Company’s future lease payments, plus management’s estimate of contractually required expenses pertaining to the Deerfield Beach office, which are estimated to be $269,896, less future sub-lease revenue, which is estimated to be $151,961.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The financial position of discontinued operations was as follows:

	December 31, 2010	December 31, 2009

Accounts receivable, less allowance for doubtful accounts $0 and $4,735	$149,913	$322,619
Deferred compensation advances	200	-
Prepaid expenses	4,332	-
Other current assets	174,103	22,907
Other assets	51,227	91,809
Accounts payable	(82,431)	(183,722)
Accrued expenses	(134,203)	(2,273,024)
Sub-tenant security deposit	(99,840)	(121,007)
Unearned commission advances	-	(3,461)
Deferred revenue	-	(751)
Net current assets (liabilities) of discontinued operations	$63,301	$(2,144,630)

 The results of discontinued operations do not include any allocated or common overhead expenses except for a portion of expenses pertaining to our Florida office.  The results of operations of discontinued operations were as follows:

	For the Year Ended December 31,
	2010	2009
Revenues:
Commission and other revenue from carriers	$452,360	$2,157,217
Gain recognized upon the execution of the Agreement	-	2,664,794
Transition policy commission pursuant to the Agreement	1,114,477	1,786,480
Gain on the sale of Insurint	578,569	-
Gain on disposal of property and equipment	6,530	230,170
Lead sale revenue	156	228
Insurint revenue	53,340	163,947
Sub-lease revenue	1,219,723	1,447,738

	3,425,155	8,450,574

Operating expenses:
Salaries, employee benefits and related taxes	238,698	1,838,247
Lead, advertising and other marketing	-	101,356
Depreciation and amortization	-	363,787
Rent, utilities, telephone and communications	312,068	3,632,962
Professional fees	182,424	596,765
Loss on impairment of property and equipment	-	416,764
Loss on impairment of intangible assets	-	1,222,817
Other general and administrative	228,290	707,813

	961,480	8,880,511

Gain (loss) from discontinued operations	$2,463,675	$(429,937)

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 3 - ACQUISITION OF INSPRO TECHNOLOGIES

On October 1, 2007, HBDC Acquisition, LLC (“HBDC Sub”), a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into an Agreement to Transfer Partnership Interests (the “Bilenia Agreement”) with the former partners (the “Bilenia Partners”) of BileniaTech, L.P., a Delaware limited partnership (“Bilenia”), whereby HBDC Sub purchased all of the outstanding general and limited partnership interests of Atiam Technologies, L.P., a Delaware limited partnership, owned by the Bilenia Partners.  Bilenia owned approximately 40% of Atiam Technologies, L.P.  The execution of the Bilenia Agreement and the transfer of the Atiam partnership interests to HBDC Sub thereunder were conditions precedent to the closing of the Merger Agreement (as defined below) on October 1, 2007 (the “Atiam Closing Date”).

The aggregate amount paid by HBDC Sub to the Bilenia Partners for the Atiam partnership interests under the Bilenia Agreement was $1,000,000, consisting of $500,000 in cash and 224,216 shares of the Company’s common stock, which shares had an aggregate value of $500,000 based on the average closing price per share ($2.23) of Company common stock on The Over the Counter Bulletin Board (“OTCBB”) on the five consecutive trading days preceding the Atiam Closing Date.

On September 21, 2007, the Company entered into an Agreement and Plan of Merger (the “Atiam Merger Agreement”) by and among the Company, HBDC, System Consulting Associates, Inc., a Pennsylvania corporation (“SCA”), and the shareholders of SCA party thereto (the “Shareholders”).  SCA owned approximately 60% of Atiam Technologies, L.P.  The Company and SCA closed on the Merger on October 1, 2007.

The Atiam Merger Agreement provided for a business combination whereby SCA would be merged with and into HBDC Sub, with HBDC Sub continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Atiam Merger”). The aggregate amount paid by the Company with respect to all outstanding shares of capital stock of SCA (such amount, the “Atiam Merger Consideration”) was $2,000,000, consisting of (a) $850,000 in cash and (b) 515,697 unregistered shares of the Company’s common stock, which number of shares had a value of $1,150,000 based on the average closing price per share ($2.23) of Common Stock on OTCBB on the five consecutive trading days preceding the closing date. Upon the effectiveness of the Atiam Merger, each share of SCA common stock issued and outstanding immediately prior to the closing date was converted into the right to receive a pro rata portion of the Atiam Merger Consideration.  The Company placed certificates representing 134,529 shares, or an amount equal to $300,000, of the Company’s common stock that otherwise would be payable to the Shareholders as Atiam Merger Consideration into an escrow account, which shares were held in escrow for a period of one year to satisfy any indemnification claims by the Company or HBDC Sub under the Atiam Merger Agreement.

Through October 1, 2007, SCA operated through Atiam Technologies, L.P.  Subsequent to October 1, 2007, SCA was merged into HBDC Sub, which was subsequently renamed Atiam Technologies, LLC in 2007 and subsequently renamed InsPro Technologies, LLC in 2009 and operates as the Company’s InsPro LLC business.  The results of InsPro LLC have been included in the Company’s statement of operations as of October 1, 2007.

The Company accounted for the acquisition of InsPro LLC using the purchase method of accounting.  Our calculation for the consideration paid for InsPro LLC in connection with the Bilenia Agreement and the Atiam Merger Agreement in the aggregate was $3,080,744 and consisted of the following:

Cash payments to sellers	$1,350,000
Fair value of common stock issued to sellers	1,650,006
Other	80,738
$3,080,744

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 3 – ACQUISITION OF INSPRO TECHNOLOGIES (continued)

We estimated the fair values of InsPro LLC’s assets acquired and liabilities assumed at the date of acquisition as follows:

Cash	$608,534
Accounts receivable	643,017
Prepaid expenses & other assets	22,623
Property and equipment, net	158,819
Other Assets - Refunds	3,400
Intangible Assets	2,097,672
Accounts payable	(34,278)
Accrued expenses	(122,675)
Income Taxes Payable	(157,288)
Deferred Revenue	(120,000)
Long and short term capital lease obligations	(19,081)
$3,080,743

Intangible assets acquired from InsPro LLC were assigned the following values: value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years; value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years; and employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years.  Intangible assets acquired from InsPro LLC had the following unamortized values as of December 31, 2010: value of client contracts and relationships other than licensing of $381,228; and value of purchased software for sale and licensing value of $225,557.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	Useful Life (Years)	At December 31, 2010	At December 31, 2009
Computer equipment and software	3	$1,139,721	$900,428
Office equipment	4.6	194,360	194,360
Office furniture and fixtures	6.7	191,363	189,857
Leasehold improvements	9.8	34,034	34,034
		1,559,478	1,318,679

Less accumulated depreciation		(945,860)	(550,495)

		$613,618	$768,184

For the years ended December 31, 2010 and 2009, depreciation expense was $395,365 and $330,453, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Useful Life (Years)	At December 31, 2010	At December 31, 2009
InsPro LLC intangible assets acquired	4.7	$2,097,672	$2,097,672
Software development costs for external marketing	2	174,296	174,296
		2,271,968	2,271,968

Less: accumulated amortization		(1,665,183)	(1,183,903)

		$606,785	$1,088,065

For the years ended December 31, 2010 and 2009, amortization expense was $481,280 and $555,227 respectively.

Amortization expense subsequent to the period ended December 31, 2010 is as follows:

2011	$346,735
2012	260,050

$606,785

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

Pursuant to the terms of the Loan Agreement and the Note, Co-Investment extended the principal sum of $1,250,000 (the “Loan”) to the Company and its subsidiaries (collectively, the “Borrowers”).  Pursuant to the Note, the Borrowers agreed to pay to the order of Co-Investment, the outstanding principal amount of the Note plus interest.  Interest accrued on the unpaid principal balance of the Note at an annual rate of 8%, except in the case of an event of default as set forth in the Loan Agreement, in which case the rate of interest would increase to 11% until such event of default is cured.  All principal and accrued interest was due and payable on December 22, 2010.  Co-Investment may have accelerated payment of the Loan in the event of default on the Loan as set forth in Loan Agreement.

Pursuant to the Loan Agreement, the Borrowers were prohibited from, among other things: (a) (i) entering into any merger, consolidation or reorganization with or acquiring all or substantially all of the assets or equity interests of any other entity, or (ii) selling, leasing, transferring or otherwise disposing of their properties or assets except in the ordinary course of business; (b) creating or suffering to exist any lien upon any of their property or assets, except as permitted; (c) becoming liable upon the obligations or liabilities of any person or entity; (d) purchasing or acquiring obligations or equity interests of, or any other interest in any person or entity; (e) making advances, loans or extensions of credit to any person or entity; (f) creating, incurring, assuming or suffering to exist any indebtedness or (g) violating any law, ordinance or regulation of any governmental entity.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 6 – SECURED NOTE FROM RELATED PARTY (continued)

The Note was secured by a perfected first-priority security interest in substantially all of the assets of the Borrowers, including all of the intellectual property assets of the Borrowers, and 100% of the stock the Company’s subsidiaries, pursuant to the terms of a Security Agreement, Intellectual Property Security Agreement and Pledge Agreement with Co-Investment, each of which were executed by the Borrowers and Co-Investment on December 22, 2009, concurrent with the execution of the Loan Agreement and the Note.

On June 15, 2010, the Company and Co-Investment agreed to modify the terms of the Loan Agreement and the Note to: (i) increase the Loan from $1,250,000 to $2,250,000 on June 15, 2010 and (ii) allow Co-Investment to require the Company to repay to Co-Investment an amount not to exceed the loan balance plus accrued interest in the form of the Company’s equity securities at the conversion price and terms identical to the price and terms of the Company’s next issuance of common or preferred stock issued for cash consideration occurring after June 15, 2010 (an “Equity Issuance”).  An Equity Issuance occurred on September 30, 2010.  The Company and Co-Investment agreed in the event that the Company does not have a sufficient number of authorized shares of its equity securities to issue to Co-Investment the Company and Co-Investment would jointly cooperate with one another in obtaining the necessary shareholder approval to increase the number of authorized shares of the Company’s equity securities and the effective date of the issuance and repayment would be the date of the Company’s shareholder approval.   See Note 8 Shareholders Equity.

On December 22, 2010, the Company entered into and completed a note conversion (the “Note Conversion”) with Co-Investment, in which as consideration for the repayment of the Note and accrued interest in the amount in aggregate of $2,392,136 the Company issued an aggregate of 797,378 shares of its Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), warrants to purchase 7,973,780 shares of its common stock, par value $0.001 (“Common Stock”) and $2.40 in cash, as full repayment of all outstanding principal and accrued interest under the Loan Agreement and Note pursuant to the terms of a note conversion agreement (the “Conversion Agreement”).  See Note 8 – Shareholders’ Equity (Deficit) - Preferred Stock – 2010.

NOTE 7 – RELATED PARTY TRANSACTIONS

On January 14, 2009, Co-Investment purchased  1,000,000 shares (each, a “Preferred Share”) of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) and warrants to purchase 1,000,000 shares of our Series A Preferred Stock (each, a “Preferred Warrant Share”), pursuant to the terms of the Securities Purchase Agreement (the “2009 Purchase Agreement”) for a purchase price of  $4,000,000 (the “2009 Private Placement”).   See Note 8 - Shareholders’ Equity (Deficit) – Preferred Stock - 2009.

On December 22, 2009, the Company and its subsidiaries entered into the Loan Agreement, which was then amended on June 15, 2010 and repaid in full on December 22, 2010 in accordance with the Conversion Agreement.   See Note 6 – Secured Note from Related Party.

On December 22, 2009, the Company paid Co-Investment $290,541, which represented $240,041 reimbursement of Co-Investment’s legal expenses incurred in connection with the 2009 Purchase Agreement, the Company’s indemnification of Co-Investment in connection with certain litigation, and the Loan Agreement together with $50,500 of director fees pertaining to Messrs. Caldwell and Tecce.  Messrs. Caldwell and Tecce assigned their director fees to Co-Investment Fund.

Effective with the March 26, 2010 expiration of a subscription rights offering Co-Investment exercised 1,000 basic subscription rights for $1,000,000 and the Company issued to Co-Investment 250,000 shares of Series A Preferred Stock and five-year warrants to purchase in aggregate 5,000,000 shares of Common Stock at an exercise price of $0.20 per share.  See Note 8 - Shareholders’ Equity (Deficit) – Preferred Stock – 2009 and Common Stock Warrants - 2010.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

On September 30, 2010, the Company entered into and completed a private placement (the “2010 Private Placement”) with certain accredited investors, including Independence Blue Cross, a Pennsylvania hospital plan corporation (“Independence Blue Cross”), for an aggregate of 1,800,001 shares of Series B Preferred Stock, and warrants (“September 2010 Warrants”) to purchase 18,000,010 shares of our Common Stock, pursuant to the terms of a securities purchase agreement (the “2010 Purchase Agreement”).  Independence Blue Cross purchased an aggregate of 1,666,667 shares of Series B Preferred Stock, and September 2010 Warrants to purchase 14,666,670 shares of its Common Stock. See Note 8 - Shareholders’ Equity (Deficit) – Preferred Stock – 2009 and Common Stock Warrants - 2010.

In connection with the September 30, 2010, Equity Issuance the Company agreed to amend the warrants issued to Co-Investment in connection with the 2009 Private Placement and the warrants issued to Co-Investment and other investors in connection with the Company’s March 2010 rights offering (the “Prior Warrants”) such that the expiration dates of the anti-dilution provisions of the Prior Warrants were extended to the expiration date of the anti-dilution provisions of the warrants issued in the Equity Issuance.  See Note 8 - Shareholders’ Equity (Deficit) – Common Stock Warrants - 2010.

On December 22, 2010, as consideration for the repayment of the Note and accrued interest in the amount in aggregate of $2,392,136 the Company issued to Co-Investment an aggregate of 797,378 shares of its Series B Preferred Stock, warrants to purchase 7,973,780 shares of its Common Stock in accordance with the Conversion Agreement and $2.40 cash.  See Note 6 – Secured Note from Related Party.  See Note 8 – Shareholders’ Equity (Deficit) - Preferred Stock – 2010 and Common Stock Warrants - 2010.

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

2009

Effective March 25, 2009, our shareholders approved an amendment to our certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 90,000,000 shares to 200,000,000 shares.

As a result, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware. The Certificate of Amendment was approved by the Company’s board of directors on January 12, 2009 and became effective upon filing on March 25, 2009.  Upon the filing of the Certificate of Amendment, all outstanding shares of the Company’s Series A Preferred Stock became immediately convertible, at the election of each holder, into twenty shares of the Company’s common stock and the 2009 Warrants (as defined below) issued in the 2009 Private Placement automatically became exercisable for twenty shares of common stock and are no longer exercisable into Preferred Shares.

On December 21, 2009, the Company issued 264,010 shares of unrestricted Common Stock to certain directors in accordance with the Company’s Non Employee Director Compensation Plan, which was valued in aggregate at $13,200 based on the closing price per share ($0.05) of Common Stock on the OTCBB on December 21, 2009.

2010

Effective November 18, 2010, our shareholders approved an amendment to our certificate of incorporation, as amended, to increase the number of authorized shares of Common Stock from 200,000,000 shares to 300,000,000 shares.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

Preferred Stock

2009

On January 14, 2009, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware. The Certificate of Designation was approved by the Company’s Board of Directors on January 12, 2009 and became effective upon filing. The Certificate of Designation provides for the terms of the Company’s Series A Preferred Stock issued pursuant to the 2009 Purchase Agreement.

On January 15, 2009, the Company completed the 2009 Private Placement with Co-Investment (“the “Investor”), for an aggregate of 1,000,000 shares of its Series A Preferred Stock, and warrants to purchase 1,000,000 shares of its Series A Preferred Stock, pursuant to the terms of the 2009 Purchase Agreement.  The gross proceeds from the closing were $4,000,000 and the Company intends to use the net proceeds of the 2009 Private Placement for working capital purposes.

Pursuant to the 2009 Purchase Agreement, the Company agreed to sell to Co-Investment 1,000,000 investment units (each, a “2009 Unit”) in the 2009 Private Placement at a per 2009 Unit purchase price equal to $4.00. Each 2009 Unit sold in the 2009 Private Placement consisted of one share of Series A Preferred Stock and a warrant to purchase one share of Series A Preferred Stock at an initial exercise price of $4.00 per share, subject to adjustment (the “2009 Warrant”).

The Series A Preferred Stock is entitled to vote as a single class with the holders of the Company’s common stock, with each share of Series A Preferred Stock having the right to 20 votes.  Upon the liquidation, sale or merger of the Company, each share of Series A Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $10,000,000, subject to certain customary adjustments, or (B) the amount such share of Series A Preferred Stock would receive if it participated pari passu with the holders of common stock on an as-converted basis.  Each share of Series A Preferred Stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the Series A Preferred Stock, immediately after shareholder approval of the Charter Amendment (as defined below).  For so long as any shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series A Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series A Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series A Preferred Stock.  In addition to the voting rights described above, for so long as 1,000,000 shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series A Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series A Preferred Stock with an amount per share equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $10,000,000 in aggregate for all issued and outstanding Series A Preferred Stock.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

The Company allocated the $4,000,000 proceeds received from the 2009 Private Placement net of $55,617 of costs incurred to complete 2009 Private Placement to the Preferred Shares and 2009 Warrants based on their relative fair values, which were determined to have a fair value in aggregate of $3,758,306.  The Company determined the 2009 Warrants are properly classified as an equity instrument.  The Company recorded the value of the Preferred Shares as $1,983,984 and the value of the 2009 Warrants as $1,960,399 in additional paid in capital.  The Company determined the fair value of the Preferred Shares to be $1,900,000 based on the closing price of the Company’s common stock on January 15, 2009 and the 20 to 1 conversion ratio of the Preferred Shares into shares of common stock. The Company determined the fair value of the 2009 Warrants to be $1,877,412 using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 236%, a risk-free interest rate of 0.12%, an expected term of 5 years and 0% dividend yield.

2010

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

The basic subscription right entitled the holder to purchase one unit (a “Subscription Unit”) at a subscription price of $1,000. A Subscription Unit consisted of 250 shares of Series A Preferred Stock and a five-year warrant to purchase 5,000 shares of common stock at an exercise price of $0.20 per share.  In the event that a holder of subscription rights purchased all of the basic Subscription Units available to the holder then pursuant to their basic subscription rights, the holder had the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights.

Effective with the expiration of the subscription rights, which occurred on March 26, 2010, holders of subscription rights exercised in aggregate 1,061 basic subscription rights and 46 over-subscription rights for a total 1,107 Subscription Units.  As a result of the exercise of 1,107 subscription rights the Company received $1,107,000 in gross proceeds, and on March 26, 2010, issued in aggregate 276,750 shares of Series A Preferred Stock and five-year warrants to purchase in aggregate 5,535,000 shares of common stock at an exercise price of $0.20 per share. Effective with the expiration of the rights offering all unexercised subscription rights expired.  The Series A Preferred Stock issued in 2010 has the same terms as the Series A Preferred Stock issued in 2009.

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

On September 30, 2010, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware. The Certificate of Designation was approved by the Company’s Board of Directors on September 9, 2010 and became effective upon filing. The Certificate of Designation provides for the terms of the Company’s Series B Preferred Stock issued pursuant to the 2010 Purchase Agreement.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

On September 30, 2010, the Company entered into and completed the 2010 Private Placement with the participating investors, including Independence Blue Cross (the “Investors”), for an aggregate of 1,800,001 shares of Series B Preferred Stock, and September 2010 Warrants to purchase 18,000,010 shares of its Common Stock, pursuant to the terms of the 2010 Purchase Agreement. The gross proceeds from the closing were $5.4 million and the Company intends to use the net proceeds of the 2010 Private Placement for working capital purposes.

Pursuant to the 2010 Purchase Agreement, the Company agreed to sell to the Investors 1,800,001 investment units (each, a “2010 Unit”) in the 2010 Private Placement at a per 2010 Unit purchase price equal to $3.00.  Each 2010 Unit sold in the 2010 Private Placement consisted of one share of Series B Preferred Stock and a September 2010 Warrant to purchase ten shares of Common Stock at an initial exercise price of $0.15 per share, subject to adjustment.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s common and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.  Upon the liquidation, sale or merger of the Company, each share of Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of common and preferred stock on an as-converted basis.  Each share of Series B Preferred Stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock.  For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock.  In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price in aggregate for all issued and outstanding Series B Preferred Stock.

Under the terms of the 2010 Purchase Agreement, and subject to the approval of the Company’s shareholders of the amendment to the Certificate of Incorporation of the Company to increase the number of shares of authorized Common Stock of the Company, the Company sold an additional 200,000 Units to the Investors on November 29, 2010, on the same terms and conditions as described in the 2010 Purchase Agreement (the “Subsequent Closing”).

The Company agreed, pursuant to the terms of the 2010 Purchase Agreement, that, except for the Follow-on Financing (as defined in the 2010 Purchase Agreement), for a period of 90 days after the effective date (the “Initial Standstill”) of the 2010 Purchase Agreement, the Company would not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

The Company allocated $2,159,973 of the $5,400,001 proceeds received as a result of the 2010 Purchase Agreement to the warrant liability using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 392%, a risk-free interest rate of 0.19%, an expected term of 5 years and 0% dividend yield.   See Note 1 – Warrant Liability.  The remaining $3,240,028 of the proceeds received was allocated to the Series B Preferred Stock less $30,505 of legal expenses incurred as a result of the 2010 Purchase Agreement.

Effective November 18, 2010, our shareholders approved an amendment to our certificate of incorporation, as amended, to increase the number of authorized shares of preferred stock from 10,000,000 shares to 20,000,000 shares.

On November 29, 2010, the Company completed the Subsequent Closing and issued 200,000 shares of Series B Preferred Stock and a warrant to purchase 2,000,000 shares of the Company’s Common Stock at an initial exercise price of $0.15 per share, subject to adjustment, to Independence Blue Cross.  The Company allocated $199,998 of the $600,000 proceeds received as a result of the Subsequent Closing to the warrant liability using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 404%, a risk-free interest rate of 0.18%, an expected term of 5 years and 0% dividend yield.   See Note 1 – Warrant Liability.  The remaining $400,002 of the proceeds received was allocated to the Series B Preferred Stock.

On December 22, 2010, the Company entered into and completed the Note Conversion with Co-Investment, in which as consideration for the repayment of the Note and accrued interest in the amount in aggregate of $2,392,136 the Company issued an aggregate of 797,378 shares of Series B Preferred Stock, warrants to purchase 7,973,780 shares of its Common Stock and $2.40 in cash, as full repayment of all outstanding principal and accrued interest under the Loan Agreement and Note pursuant to the terms of the Conversion Agreement.  The Company allocated $558,165 of the $2,392,136 gross proceeds received as a result of the Note Conversion to the warrant liability using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 476%, a risk-free interest rate of 0.18%, an expected term of 5 years and 0% dividend yield.   See Note 1 – Warrant Liability.  The Company allocated the remaining $1,833,969 of the gross proceeds received to the Series B Preferred Stock less $15,800 of legal expenses incurred as a result of the Note Conversion.

On December 22, 2010, the Company filed a Certificate of Amendment to the Certificate of Designation of Series B Convertible Preferred Stock (the “Series B Certificate of Amendment”) with the Secretary of State of the State of Delaware. The Series B Certificate of Amendment was approved by the Company’s Board of Directors on December 20, 2010 and became effective upon filing. The Series B Certificate of Amendment increases the number of authorized shares of Series B Preferred Stock from 2,250,000 to 5,000,000.

Stock Options

2009

On February 5, 2009 the Company issued to Mr. Anthony R. Verdi, who is the Company’s Acting CEO, CFO and COO and a director of the Company, a stock option grant to purchase a total of 650,000 shares of the Company’s common stock, which vested as follows: 130,000 shares of common stock on each of May 31, 2009, and September 30, 2009, and 390,000 shares of common stock on October 29, 2009, as a result of a change of control.

Also on February 5, 2009 the Company issued to Mr. Robert Oakes, who is the President and CEO of InsPro LLC and a director of the Company, a stock option grant to purchase a total of 1,000,000 shares of the Company’s common stock, which vested as follows: 200,000 shares of common stock on each of May 31, 2009 and September 30, 2009, and 800,000 shares of common stock on October 29, 2009, as a result of a change of control .

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

Each of the options issued to Messrs. Verdi and Oakes have a five year term and an exercise price of $0.101, which is equal to closing price of one share of the Company’s common stock as quoted on the OTCBB on February 5, 2009.

On May 20, 2009 the Company issued options under the Company’s 2008 Equity Compensation Plan (the “2008 Plan”) to purchase 250,000 shares of common stock to an outside consultant at an option exercise price of $0.10.  These options have a term of 3 years and will vest 20,000 shares on June 20, 2009 and 10,000 shares vesting monthly starting July 20, 2009 through April 20, 2011.

As a result of the change of control as defined in the 2008 Equity Compensation Plan all outstanding unvested options became vested and restrictions on restricted stock grants were lifted effective October 29, 2009.

On November 11, 2009 the Company issued to an executive of the Company a stock option grant to purchase a total of 250,000 shares of the Company’s common stock, which vests as follows: 50,000 shares of common stock on each of April 30, 2010, October 31, 2010, April 30, 2011, October 31, 2011 and April 30, 2012. This option has a five year term and an exercise price of $0.10, which is equal to closing price of one share of the Company’s common stock as quoted on the OTCBB on November 11, 2009.

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

2010

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

On August 18, 2010, the board of directors of the Company adopted the Company's 2010 Equity Compensation Plan (“the 2010 Plan”), which plan was subject to shareholder approval.  An aggregate of 1,500,000 shares of the Company’s common stock have been reserved for issuance under the 2010 Plan in addition to any authorized and unissued shares of common stock available for issuance under the 2008.  The purpose of the 2010 Plan is to provide a comprehensive compensation program to attract and retain qualified individuals to serve as employees, directors or key outside consultants.  The Company is authorized to award cash fees and issue non-qualified stock options under the 2010 Plan. The 2010 Plan is administered by the Company’s board of directors or the compensation committee established by the board.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

On August 18, 2010 the Company issued to Mr. Oakes a stock option grant under the 2010 Plan, subject to shareholder approval, to purchase a total of 1,500,000 shares of the Company’s common stock, which vests as follows: 375,000 shares of common stock on each of June 30, 2011, 2012, 2013 and 2014. This option grant has a five year term and an exercise price of $0.111, which is equal to closing price of one share of the Company’s common stock as quoted on the OTCBB on August 18, 2010.  As of September 30, 2010 there were 1,500,000 options granted under the 2010 Plan.

During the year ended December 31, 2010, 850,000 options previously granted to Mr. Alvin Clemens, the former Co-Chairman of the Company’s board, were forfeited as a result of Mr. Clemens resignation from the board in accordance with the terms of the stock options.  During the year ended December 31, 2010, 416,648 options previously granted to Mr. Charles Eissa, the former COO of the Company, were forfeited as a result of Mr. Eissa’s termination of employment in accordance with the terms of the stock option.  Also during the year ended December 31, 2010, 70,000 options previously granted to other former employees were forfeited in accordance with the terms of the stock options.

Effective November 18, 2010, our shareholders approved the adoption of the 2010 Plan and the August 18, 2010 stock option grant to Mr. Oakes.  Pursuant to the terms of the 2010 Plan, the 2008 Plan was merged with and into the 2010 Plan effective as of November 18, 2010.  No additional grants will be made thereafter under the 2008 Plan.  Outstanding grants under the 2008 Plan will continue in effect according to their terms as in effect before the plan merger and the common shares with respect to outstanding grants under the 2008 Plan will be issued or transferred under the 2010 Plan.

The Company recorded compensation expense pertaining to director and employee stock options and restricted and unrestricted stock grants as follows:

	For the year ended December 31,
	2010	2009
Salaries, commission and related taxes	$38,229	$569,068

Loss from discontinued operations	12,300	37,453
	$50,529	$606,521

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

 NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

A summary of the Company's outstanding stock options as of and for the years ended December 31, 2010 and 2009 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

Outstanding at December 31, 2008	4,291,200	$1.99	$0.86

For the year ended December 31, 2009
Granted	2,375,000	0.10	0.09
Exercised	-	-	-
Forfeited	(989,552)	2.50	0.36

Outstanding at December 31, 2009	5,676,648	1.11	0.63

For the year ended December 31, 2010
Granted	2,250,000	0.10	0.10
Exercised	-	-	-
Forfeited	(1,336,648)	1.31	0.30

Outstanding at December 31, 2010	6,590,000	$0.41	$0.43

Outstanding and exercisable at December 31, 2010	4,240,000	$0.95	$0.64

The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions for options granted during the years ended December 31, 2010 and 2009:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Expected volatility	380%	214%
Risk-free interest rate	0.19%	3.30%
Expected life in years	5.0	4.7
Assumed dividend yield	0%	0%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

The following information applies to options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.060	405,000	3.8	$0.060	205,000	$0.060
0.07	500,000	4.5	0.065	-	0.065
0.10	2,220,000	3.1	0.100	2,070,000	0.100
0.11	1,500,000	4.6	0.111	-	0.111
1.00	1,000,000	4.9	1.000	1,000,000	1.000
2.62	20,000	1.0	2.620	20,000	2.620
2.70	425,000	0.2	2.700	425,000	2.700
2.95	45,000	0.4	2.950	45,000	2.950
3.50	75,000	5.3	3.500	75,000	3.500
$3.600	400,000	5.3	$3.600	400,000	$3.600
	6,590,000			4,240,000

As of December 31, 2010, there were 30,000,000 shares of our common stock authorized to be issued under the 2010 Plan, of which 22,406,980 shares of our common stock remain available for future stock option grants.

The total intrinsic value of stock options granted during 2010 and 2009 was $0 and $0, respectively.  The total intrinsic value of stock options outstanding and exercisable as of December 31, 2010 and December 31, 2009 was $0 and $0, respectively.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $198,160 as of December 31, 2010, which will be recognized over a weighted average 4.7 years in the future.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

Common Stock warrants

2007

In March 2007, in connection with the Company’s private placement (the “2007 Private Placement”), the Company issued warrants to purchase an aggregate of 2,500,000 shares of common stock at an exercise price of $3.00 per share to the participating investors in the 2007 Private Placement, which provides that the holder thereof shall have the right, at any time after March 30, 2007, but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below) or (ii) the fifth anniversary of the date of issuance of the warrant, to acquire shares of Common Stock upon the payment of the exercise price (“2007 Investor Warrants”).  The Company also has the right, at any point after which the volume weighted average trading price per share of the Common Stock for a minimum of 20 consecutive trading days is equal to at least two times the exercise price per share, provided that certain other conditions have been satisfied to call the outstanding 2007 Investor Warrants (a “Call Event”), in which case such 2007 Investor Warrants will expire if not exercised within ten business days thereafter.  The 2007 Investor Warrants also include a cashless exercise and weighted average anti-dilution adjustment provisions for issuances of securities below the exercise price during the first two years following the date of issuance of the warrants, subject to customary exceptions.

Also in March 2007, in connection with the 2007 Private Placement, the Company issued to the placement agents warrants to purchase in the aggregate 350,000 shares of the Company’s Common Stock, which have an exercise price of $2.80 and are exercisable from September 30, 2007 through March 30, 2010.

2008

On March 31, 2008, in connection with the Company’s private placement (the “2008 Private Placement”) the Company issued warrants to purchase 6,250,000 shares of its Common Stock at an exercise price of $0.80 per share to the participating investors in the 2008 Private Placement (the “2008 Warrants”).  The 2008 Warrants provide that the holder thereof shall have the right, at any time after March 31, 2008 but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a 2008 Call Event (as defined below) or (ii) the fifth anniversary of the date of issuance of the 2008 Warrants, to acquire shares of Common Stock upon the payment of $0.80 per warrant share.  The Company also has the right, at any point after which the volume weighted average trading price per share of the Common Stock for a minimum of 20 consecutive trading days is equal to at least two times the exercise price per share, provided that certain other conditions have been satisfied to call the outstanding 2008 Warrants (a “2008 Call Event”), in which case such 2008 Warrants will expire if not exercised within ten business days thereafter.  The 2008 Warrants also included full ratchet anti-dilution adjustment provisions for issuances of Common Stock or Common Stock equivalents below $0.80 during the first two years following the date of issuance of the 2008 Warrants.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

The 2009 Warrants provide that the holder thereof shall have the right (A) at any time after the Stockholder Approval Date (as defined below), but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below), (ii) the date on which the Company’s shareholders approve the Charter Amendment (the “Stockholder Approval Date”) and (iii) January 14, 2014, to acquire 1,000,000 shares of Series A Preferred Stock upon the payment of $4.00 per Preferred Warrant Share  and (B) at any time after the Stockholder Approval Date, but prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below) and (ii) January 14, 2014, to acquire up to a total of 20,000,000 shares of common stock of the Company (each a “Warrant Share”) upon the payment of $0.20 per Warrant Share.  The Company also has the right, at any point after the Stockholder Approval Date and after which the volume weighted average trading price per share of the Series A Preferred Stock for a minimum of 20 consecutive trading days is equal to at least eight times the exercise price per share, provided that certain other conditions have been satisfied, to call the outstanding 2009 Warrants (a “Call Event”), in which case such 2009 Warrants will expire if not exercised within ten business days thereafter.  The 2009 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.20 per share of common stock during the first two years following the date of issuance of the 2009 Warrants, subject to customary exceptions. Effective March 25, 2009, the 2009 Warrants became exercisable for 20,000,000 shares of common stock and are no longer exercisable into shares of Series A Preferred Stock.

Effective March 25, 2009, in connection with our shareholders’ approval of an amendment to our certificate of incorporation, the Company adjusted the 2007 Investor Warrants pursuant to the weighted average anti-dilution adjustment provisions of the 2007 Investor Warrants.  The exercise price of the 2007 Investor Warrants was adjusted from $2.48 to $1.51 and the number of issued, exercisable and outstanding 2007 Investor Warrants were adjusted from 3,024,186 to 4,966,887.

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

2010

On March 26, 2010 the Company issued the March 2010 Warrants to purchase in aggregate 5,535,000 shares of common stock at an exercise price of $0.20 per share for a period of 5 years.  The March 2010 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.20 per share of common stock during the first two years following the date of issuance of the March 2010 Warrants, subject to customary exceptions.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

Also in connection with the 2010 Private Placement, the Company agreed to amend the Prior Warrants as a condition of Co-Investment’s consent to modify the terms of the Series A Preferred Stock.  Pursuant to addendums and certificates of adjustment to the 2009 Warrants  and addendums and certificates of adjustment to the 2010 March Warrants, the expiration dates of the anti-dilution provisions of the Prior Warrants were extended to the expiration date of the anti-dilution provisions of the September 2010 Warrants.  In addition, pursuant to the terms of the Prior Warrants, the exercise price of the Prior Warrants was reduced from $0.20 to $0.15 and the aggregate number of shares of Common Stock issuable under the 2009 Warrants was increased by 6,666,667 from 20,000,000 to 26,666,667 and the aggregate number of shares of Common Stock issuable under the March 2010 Warrants was increased by 1,845,000 from 5,535,000 to 7,380,000.

On November 29, 2010, the Company completed the Subsequent Closing and issued a warrant to purchase 2,000,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share for a period of 5 years to Independence Blue Cross (the “November 2010 Warrants”). The November 2010 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.15 per share of common stock during the first two years following the date of issuance of the September 2010 Warrants.

On December 22, 2010, the Company entered into and completed the Note Conversion with Co-Investment and issued a warrant to purchase 7,973,780 shares of the Company’s Common Stock at an exercise price of $0.15 per share for a period of 5 years (the “December 2010 Warrants”). The December 2010 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.15 per share of common stock during the first two years following the date of issuance of the September 2010 Warrants.

During the year ended December 31, 2010, warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $2.80 per share and 75,000 shares of the Company’s common stock at an exercise price of $1.50 per share expired in accordance with the terms of the warrants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

A summary of the status of the Company's outstanding stock warrants as of and for the years ended December 31, 2010 and 2009 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2008	13,636,686	$0.25

For the year ended December 31, 2009
Granted	20,000,000	0.20
Adjustment to warrants issued in 2007 for Preferred Stock and 2009 Warrants	1,942,701	1.51
Adjustment to warrants issued in 2008 for Preferred Stock and 2009 Warrants	18,750,000	0.20
Exercised	-	-
Expired	(2,762,500)	1.50
Outstanding at December 31, 2009	51,566,887	$0.38

For the year ended December 31, 2010
Granted	33,508,790	0.16
Adjustment to warrants issued in 2009 for Preferred Stock and 2010 Warrants	6,666,667	0.15
Adjustment to warrants issued in 2010 for Preferred Stock and 2010 Warrants	1,845,000	0.15
Exercised	-	-
Expired	(425,000)	2.57
Outstanding at December 31, 2010	93,162,344	0.25

Exercisable at December 31, 2010	93,162,344	$0.25

The following information applies to warrants outstanding at December 31, 2010:

Common Stock Warrants	Exercise Price

1,175,000	$1.50
4,966,887	1.51
25,000,000	0.20
26,666,667	0.15
35,353,790	$0.15
93,162,344

Outstanding warrants at December 31, 2010 have a weighted average remaining contractual life of 3.4 years.

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

The Company determined the March 2010 Warrants, the September 2010 Warrants, the November 2010 Warrants and the December 2010 Warrants did not qualify for a scope exception under SFAS No. 133 as they were determined not to be indexed to the Company’s stock as prescribed by EITF No. 07-05.  See Note 1 - Warrant Liability.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

Preferred Stock warrants

On August 18, 2010, the board of directors of the Company granted a warrant to purchase 150,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share for a period of five years to Mr. Oakes.  The warrant is immediately exercisable, non transferrable and expires on August 18, 2015.  The Company estimated the fair value of the warrant to be $332,994 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility 384%, risk-free interest rate 0.19%, expected life in years 5, and assumed dividend yield 0%.  The Company recorded the fair value of the warrant as salaries, employee benefits and related taxes.

A summary of the status of the Company's outstanding preferred stock warrants as of and for the year ended December 31, 2010 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2009	-	$-

For the year ended December 31, 2010
Granted	150,000	4.00
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2010	150,000	4.00

Exercisable at December 31, 2010	150,000	$4.00

Outstanding preferred stock warrants at December 31, 2010 have a remaining contractual life of 4.6 years.

Registration and Participation Rights

On March 30, 2007 and in connection with 2007 Private Placement, the Company and the participating investors entered into a Registration Rights Agreement (the “2007 Registration Rights Agreement”).  Under the terms of the 2007 Registration Rights Agreement, the Company agreed to prepare and file with the Commission, as soon as possible but in any event within 30 days following the later of (i) the date the Company is required to file with the Commission its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, or (ii) the date of the 2007 Registration Rights Agreement, a registration statement on Form SB-2 covering the resale of the shares and the warrant shares.  Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act as soon as practicable and agreed to use its reasonable best efforts to keep the registration statement effective under the Securities Act until the date that is two years after the date that the registration statement is declared effective by the Commission or such earlier date when all of the registrable securities covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act.  The 2007 Registration Rights Agreement also provides for payment of partial damages to the 2007 Private Placement investors under certain circumstances relating to failure to file or obtain or maintain effectiveness of the registration statement, subject to adjustment.

In connection with the 2007 Private Placement, the Company issued warrants to the placement agents (the “Placement Agent Warrants”).  Under the terms of the 2007 Registration Rights Agreement, the holders of the Placement Agent Warrants have certain “piggyback” registration rights for the shares of Common Stock underlying the Placement Agent Warrants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

On June 1, 2007, the Commission declared effective the Company’s Registration Statement on Form SB-2 filed with the Commission on May 2, 2007 as amended.

In connection with the Bilenia Agreement, the Company and CCCC entered into the Bilenia Registration Rights Agreement.  In connection with the Atiam Merger Agreement, the Company and Shareholders also entered into a Registration Rights Agreement.  See Note 3 – InsPro Technologies Acquisition.

On April 22, 2008, the Commission declared effective the Company’s Registration Statement on Form SB-2 filed with the Commission on February 1, 2008 as amended.

In connection with the signing of the 2008 Purchase Agreement, the Company and the participating investors also entered into a Registration Rights Agreement (the “2008 Registration Rights Agreement”).  Under the terms of the 2008 Registration Rights Agreement, the Company agreed to prepare and file with the Commission, as soon as possible but in any event within 30 days following the later of (i) the date the Company is required to file with the Commission its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, or (ii) the date of the Registration Rights Agreement, a registration statement on Form S-1 covering the resale of the shares and the warrant shares.  Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act as soon as practicable but, in any event, no later than 90 days following the date of the 2008 Registration Rights Agreement (or 150 days following the date of the 2008 Registration Rights Agreement in the event the registration statement is subject to review by the Commission), and agreed to use its reasonable best efforts to keep the registration statement effective under the Securities Act until the date that all of the registrable securities covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(b)(i)) promulgated under the Securities Act.  The 2008 Registration Rights Agreement also provides for payment of partial damages to the investors under certain circumstances relating to failure to file or obtain or maintain effectiveness of the registration statement, subject to adjustment.

In connection with the signing of the 2009 Purchase Agreement, the Company and the Investor also entered into a Registration Rights Agreement (the “2009 Registration Rights Agreement”). Under the terms of the 2009 Registration Rights Agreement, the Company agreed to prepare and file with the Commission, within 30 days following the receipt of a demand notice of a holder of registrable securities, a registration statement on Form S-1 covering the resale of the shares and the warrant shares. Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act, as soon as practicable but, in any event, no later than 60 days following the date of the 2009 Registration Rights Agreement (or 120 days following the date of the 2009 Registration Rights Agreement in the event the registration statement is subject to review by the Commission), and agreed to use its reasonable best efforts to keep the registration statement effective under the Securities Act until the date that all of the registrable securities covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(b)(i) promulgated under the Securities Act.  In addition, if the Company proposes to register any of its securities under the Securities Act in connection with the offering of such securities for cash, the Company shall, at such time, promptly give each holder of registrable securities notice of such intent, and such holders shall have the option to register their registrable securities on such additional registration statement.  The 2009 Registration Rights Agreement also provides for payment of partial damages to the investor under certain circumstances relating to failure to file or obtain or maintain effectiveness of the Registration Statement, subject to adjustment.

The 2009 Purchase Agreement provides for a customary participation right for Co-Investment, subject to certain exceptions and limitations, which grants Co-Investment the right to participate in any future capital raising financings of the Company occurring prior to January 14, 2011.  Co-Investment may participate in such financings at a level based on Co-Investment’s ownership percentage of the Company on a fully-diluted basis prior to such financing.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

In connection with the signing of the 2010 Purchase Agreement, the Company and the participating investors also entered into a Registration Rights Agreement (the “2010 Registration Rights Agreement”). Under the terms of the 2010 Registration Rights Agreement, the Company agreed to prepare and file with the Commission, within 30 days following the receipt of a demand notice of a holder of registrable securities, a registration statement on Form S-1 covering the resale of the shares and the warrant shares . Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act, as soon as practical but, in any event, no later than 60 days following the date of the 2010 Registration Rights Agreement (or 120 days following the date of the 2010 Registration Rights Agreement in the event the registration statement is subject to review by the Commission), and agreed to use its reasonable best efforts to keep the registration statement effective under the Securities Act until the date that all of the registrable securities covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(b)(i) promulgated under the Securities Act.  In addition, if the Company proposes to register any of its securities under the Securities Act in connection with the offering of such securities for cash, the Company shall, at such time, promptly give each holder of registrable securities notice of such intent, and such holders shall have the option to register their registrable securities on such additional registration statement.  The 2010 Registration Rights Agreement also provides for the cash payment of partial damages to the investors under certain circumstances relating to failure to file or obtain or maintain effectiveness of the registration statement, subject to adjustment.  As of December 31, 2010 the Company has not received a demand notice in connection with the 2010 Registration Rights Agreement.

The 2010 Purchase Agreement provides for a customary participation right for the investors, subject to certain exceptions and limitations, which grants the investors the right to participate in any future capital raising financings of the Company occurring prior to September 30, 2012.  The investors may participate in such financings at a level based on each investor’s ownership percentage of the Company on a fully-diluted basis prior to such financing.

In connection with the signing of the Conversion Agreement, the Company and Co-Investment also entered into a Registration Rights Agreement (the “December 2010 Registration Rights Agreement”). Under the terms of the December 2010 Registration Rights Agreement, the Company agreed to prepare and file with the Commission, within 30 days following the receipt of a demand notice of a holder of registrable securities, a registration statement covering the resale of registrable securities. Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective under Securities Act as soon as practicable but, in any event, no later than 60 days following the date of the filing of the registration statement (or 120 days following the date of the filing of the registration statement in the event the registration statement is subject to review by the Commission), and agreed to use its reasonable best efforts to keep the registration statement effective under the Securities Act until the date that all of the registrable securities covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(b)(i) promulgated under the Securities Act.  In addition, if the Company proposes to register any of its securities under the Securities Act in connection with the offering of such securities for cash, the Company shall, at such time, promptly give each holder of registrable securities notice of such intent, and such holders shall have the option to register their registrable securities on such additional registration statement.  The December 2010 Registration Rights Agreement also provides for payment of partial damages to Co-Investment under certain circumstances relating to failure to file or obtain or maintain effectiveness of the registration statement, subject to adjustment.

The Conversion Agreement also provides for a customary participation right for Co-Investment, subject to certain exceptions and limitations, which grants Co-Investment the right to participate in any future capital raising financings of the Company occurring prior to September 30, 2012.  Co-Investment may participate in such financings at a level based on Co-Investment’s ownership percentage of the Company on a fully-diluted basis prior to such financing.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 9 – CAPITAL LEASE OBLIGATIONS

The Company’s InsPro LLC subsidiary has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of December 31, 2010 and 2009:

		December 31, 2010	December 31, 2009
	Useful Life (Years)
Computer equipment and software	3	$595,899	483,129
Phone System	3	15,011	15,011
Leasehold improvements			-
		610,910	498,140
Less accumulated depreciation		(413,837)	(222,134)
		$197,073	276,006

Future minimum payments required under capital leases at December 31, 2010 are as follows:

2011	$176,242
2012	100,694
2013	37,420
2014	30,757
2015	12,815

Total future payments	357,928
Less amount representing interest	34,178

Present value of future minimum payments	323,750
Less current portion	158,138

Long-term portion	$165,612

NOTE 10 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”).  The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first.  The Company made contributions of $40,696 and $42,247 for the years ended December 31, 2010 and 2009.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 11 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES

Employment and Separation Agreements

On March 31, 2008, Anthony R. Verdi, our Chief Financial Officer, was also appointed to the position of Chief Operating Officer, effective April 8, 2008.  Mr. Verdi shall have the authority, as our Chief Operating Officer, to lead the Company as the principal executive officer in the absence of a Chief Executive Officer and Mr. Verdi shall have such authority until we appoint a new Chief Executive Officer or until such time as our board of directors determines otherwise. Mr. Verdi was appointed to the board on June 20, 2008.

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

Pursuant to a written employment agreement, as amended on March 31, 2008, Mr. Charles Eissa served as our President through March 27, 2009.  Pursuant to his amended employment agreement, his annual base salary was $250,000 per year.  On March 27, 2009, Charles Eissa, the Company’s President, and the Company agreed to a Separation of Employment and General Release Agreement whereby Mr. Eissa and the Company mutually agreed that Mr. Eissa’s employment terminated effective March 27, 2009 (the “Separation Date”).  Under the terms of the agreement the Company agreed to pay Mr. Eissa his current base salary for a period of 14 months after the Separation Date, less applicable tax withholding.  The Company provided Mr. Eissa with continued medical, dental and vision coverage at the level in effect as of the Separation Date until the end of the 12-month period following the Separation Date.  In addition the Company agreed to vest effective with the Separation Date all remaining restricted common stock granted to Mr. Eissa on February 15, 2007 subject to the payment in cash of any withholding taxes to the Company, which would have vested between March 15, 2009 and February 15, 2010.  Stock option grants held by Mr. Eissa, which were not vested as of the Separation Date, were forfeited as of the Separation Date.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 11 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

In connection with the InsPro LLC acquisition, InsPro LLC entered into three-year employment agreement with Mr. Robert Oakes, who is InsPro LLC’s President and CEO, effective October 1, 2007.  On July 9, 2010, the Company and Mr. Oakes entered into an amended and restated written employment agreement. Pursuant to Mr. Oakes employment agreement, his annual base salary is $250,000 per year through September 30, 2011. Mr. Oakes is entitled to receive an increase in his base compensation to $300,000 retroactive to July 1, 2010, after InsPro Technologies, LLC achieves one calendar quarter of positive operating cash flow.  Mr. Oakes is entitled to bonus compensation equal to 100% of the InsPro LLC’s net income up to a maximum of $100,000 in 2010 and $100,000 in 2011.  Mr. Oakes is entitled to such fringe benefits as are available to other executives of InsPro Technologies Corporation.  Mr. Oakes employment agreement shall be automatically extended for an additional one year term on March 25, 2011 and annually thereafter unless either party provides written notification to the other party of non-renewal no later than 60 days prior to the termination date of the agreement.

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

Pursuant to a written employment agreement effective November 2, 2009, Mr. Louis Donofrio serves as our Chief Operating Officer of InsPro LLC.  Pursuant to his employment agreement his annual base salary is $180,000 per year through November 2, 2011.  He is entitled to receive such employee benefits and bonus compensation as provided to executives of the Company.  Mr. Donofrio’s employment agreement may be terminated upon 60 days written notice and will otherwise automatically renew on November 2, 2011 for a 1 year term.

The Company may terminate Mr. Donofrio’s employment agreement without cause at any time with 30 days prior written notice.  In the event of Mr. Donofrio’s termination without cause or for good reason, he or his estate would receive his then current base annual salary for a period of six months, plus unpaid accrued employee benefits, which is primarily accrued vacation, less all applicable taxes.  In the event of his voluntary termination, death or disability, he or his estate would receive unpaid accrued employee benefits, less all applicable taxes.

Effective July 9, 2010, the Company entered into employment agreements with two executives for a one year term.  These employment agreements provide that these two key employees will be compensated at an aggregate annual base salary of $332,500 with bonus compensation at the discretion of the Company’s board.  These agreements may be terminated by the Company for “cause” (as such term is defined in the agreements) and without “cause” upon 30 days notice.  These agreements may be terminated by the Company without “cause”, in which case the terminated employee will be entitled to their base salary for a period of six months.  These agreements also contain non-competition and non-solicitation provisions for the duration of the agreements plus a period of six months after termination of employment.

Effective October 1, 2010, InsPro LLC renewed the employment agreements with three of InsPro LLC’s executives for a one year term.  These employment agreements provide that these three key employees will be compensated at an aggregate annual base salary of $440,000 with bonus compensation at the discretion of the Company’s board.  These agreements may be terminated by the Company for “cause” (as such term is defined in the agreements) and without “cause” upon 30 days notice.  These agreements may be terminated by the Company without “cause”, in which case the terminated employee will be entitled to their base salary for a period of six months.  These agreements also contain non-competition and non-solicitation provisions for the duration of the agreements plus a period of six months after termination of employment.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 11 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

Restricted Cash and Operating Leases

On February 17, 2006, the Company entered into a lease agreement with FG2200, LLC, a Florida limited liability company, for approximately 50,000 square feet of office space at 2200 S.W. 10th Street, Deerfield Beach, Florida (the "Lease").  The Company utilized this office as the principal office for its former Agency Business.  The term of the Lease commenced on March 15, 2006 and terminates on February 28, 2011.  On June 11, 2010, the Company exercised its one time option to cancel the Lease effective March 14, 2011, and paid $783,849 to FG2200, LLC on June 14, 2010.  The monthly rent increases every 12 months, starting at $62,500 plus certain building expenses incurred by the landlord and ending at approximately $70,344 plus certain building expenses incurred by the landlord. In connection with the Lease, the Company provided a $1,000,000 letter of credit to the landlord as a security deposit for the Company's obligations under the Lease.  See Note 13 – Subsequent Events – Letters of Credit and Lease Termination.

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania.  The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of landlord’s building expenses. Under the terms of the lease agreement, rent is waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet.  The Company recorded a liability for deferred rent in the amount of $127,940 as of December 31, 2010.

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

The letters of credit pertaining to the lease for our Florida office and our former New York office are collateralized in the form of interest bearing bank deposits.  These interest bearing bank deposits are on deposit with the issuer of the letters of credit and are classified as restricted cash on the Company’s balance sheet, which as of December 31, 2010 and December 31, 2009 had balances of $1,152,573 and $1,154,044, respectively.   The terms of the interest bearing bank accounts prohibits the Company from withdrawing the principal for the life of the letters of credit.  See Note 13 – Subsequent Events - Letters of Credit and Lease Termination.

On March 7, 2006, the Company entered into a sublease for approximately 13,773 square feet of office space located on the 7th floor at 1120 Avenue of the Americas, New York, New York (“Sublease Agreement”).  The Company utilized this office as a sales office for its former Agency Business.  The Sublease Agreement commenced on March 2006, and terminated on December 31, 2010. The monthly rent increased every twelve months, starting at approximately $303,000 per annum plus a proportionate share of landlord’s building expenses and ended at approximately $341,000 per annum plus a proportionate share of landlord’s building expenses.  In connection with the Sublease Agreement, the Company provided a $151,503 letter of credit to the landlord as a security deposit for the Company’s obligations under the sublease.  See Note 13 – Subsequent Events - Letters of Credit and Lease Termination.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 11 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

On September 14, 2007, InsPro Technologies entered into a lease agreement with BPG Officer VI Baldwin Tower L.P. (“BPG”) for approximately 5,524 square feet of office space at Baldwin Towers in Eddystone, Pennsylvania.  On March 26, 2008, and again on December 2, 2008, the Company and BPG agreed to amend the lease to increase the leased office space by 1,301 and 6,810 square feet, respectively.  The term of the lease commenced on October 1, 2007 will expire on January 31, 2013. The annual rent increases every 12 months, starting at approximately $102,194 plus a proportionate share of landlord’s building expenses and ending at approximately $286,335 plus a proportionate share of landlord’s building expenses. Under the terms of the lease agreement, rent was waived for the first, second, tenth and twenty-fifth months of the lease term.  The Company recorded a liability for deferred rent in the amount of $22,945 as of December 31, 2010.

The Company leases certain real and personal property under non-cancelable operating leases.  Rent expense was $713,440 and $3,583,972 for the years ended December 31, 2010 and 2009, respectively.

Future minimum payments required under operating leases, severance and employment agreements and service agreements at December 31, 2010 are as follows:

2011	$1,009,825
2012	648,838
2013	277,184
2014	255,843
2015	257,451
thereafter	326,677

Total	$2,775,818

Litigation

On August 28, 2008, one of our former employees, the plaintiff, filed a national class action complaint in the Seventeenth Judicial Circuit of Florida, Broward County, case no. 062008 CA 042798 XXX CE, alleging that we breached a contract with employees by failing to provide certain commissions and/or bonuses. The complaint also contained claims for an accounting and for declaratory relief relating to the alleged compensation agreement.  The plaintiff purported to bring these claims on behalf of a class of current and former insurance sales agents.  We filed a motion to dismiss the complaint.  In response, at the hearing on our Motion to Dismiss, the plaintiff stated that he would amend the complaint.  The amended complaint was no longer pled as a class action but, instead, included 64 named plaintiffs. On April 21, 2010, the Company and the plaintiffs entered into a memorandum of understanding whereby the Company agreed to pay $23,500 to settle the case, and the Company and the plaintiffs agreed to: stay all discovery, mutual releases, no admission of wrongdoing, no further litigation, confidentiality by the plaintiffs, and non disparagement by the plaintiffs.  The Company and the plaintiffs entered into definitive settlement agreements and the court issued an order dismissing all claims in this case.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 11 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 12 - INCOME TAXES

The Company has net operating loss carry forwards for federal income tax purposes of approximately $36,100,000 at December 31, 2010, the unused portion of which, if any, expires in years 2025 through 2030. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  The issuance of the Company’s Series A convertible preferred stock on January 15, 2009 resulted in a change of control as defined under IRC 382.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 12 - INCOME TAXES (continued)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2010 and 2009:

	2010	2009

Computed “expected” benefit	$(874,346)	$(2,215,959)
State tax benefit, net of federal effect	(74,944)	(189,939)
Amortization/impairment of acquisition related assets	182,924	564,002
Stock based compensation	145,739	230,478
Gain on change in fair value of warrants	(431,903)	(203,069)
Other permanent differences	6,140	57,180
Increase in valuation allowance	1,046,390	1,757,307
	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry forward	$13,727,271	$11,888,403
Unearned commission advances	-	1,315
Compensation expense	29,142	90,125
Lease abandonment	-	848,798
All Other Miscellaneous Other	98,633	121,889
Total deferred tax asset	13,855,046	12,950,530

Deferred tax liabilities:
Depreciation	(68,149)	(91,561)
Software development costs	-	(118,462)
Total deferred tax liabilities	(68,149)	(210,023)
Net deferred tax asset	13,786,897	12,740,507
Less: Valuation allowance	(13,786,897)	(12,740,507)
	$-	$-

The Company believes they will be able to utilize deferred tax assets equal to the total deferred tax liabilities.  The Company has fully reserved the deferred tax asset in excess of the deferred tax liabilities due to the limitation on taxable income that can be offset by net operating loss carry forwards in future periods under IRC section 382 as a result of changes in control and substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance was increased by $1,046,390 from the prior year.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated the effects of all events subsequent to December 31, 2010 through the date which the financial statements were available to be issued and has concluded that all events requiring adjustment to or disclosure in the financial statements have been made.

Expiration of Warrants

On January 10, 2011, warrants to purchase 1,175,000 shares of the Company’s Common Stock at an exercise price of $1.50 per share expired in accordance with the terms of the warrants.

Lease Termination, Termination of Letters of Credit, Reclassification of Restricted Cash

On January 4, 2011, the Company the Company and FG2200, LLC, agreed to amend the Lease whereby the Company paid to FG2200, LLC $16,300 as consideration to shorten the expiration of the Lease to February 28, 2011, and to amend the security deposit provisions of the Lease.  The amendment amended the security deposit whereby the Company’s existing $1,000,000 letter of credit, which served as the security deposit for the Lease, expired on January 14, 2011, and was replaced by a $160,300 cash payment from the Company to FG2200, LLC, which consisted of $16,300 consideration for amending the Lease and a $150,000 security deposit.

On January 14, 2011, the Company’s $1,000,000 letter of credit was terminated by the issuing Bank at the request of the Company and the restrictions on the restricted cash, which served as collateral and was included in restricted cash, were eliminated on that date.

On February 5, 2011, the Company’s $151,503 letter of credit was terminated by the issuing Bank at the request of the Company and the restrictions on the restricted cash, which served as collateral and was included in restricted cash, were eliminated on that date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

NONE

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that assessment, the Chief Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

As of December 31, 2010 management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on that assessment, the Chief Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting during the Company’s last fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

NONE.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors of the Registrant

Donald R. Caldwell, 64, has served as one of our directors and as one of the Co-Chairman of our board of directors from April 2008 through November 24, 2009 and as our Chairman since November 24, 2009. Mr. Caldwell founded Cross Atlantic Capital Partners, Inc. in 1999, and presently serves as its Chairman and Chief Executive Officer. He has serves as a Director at Rubicon Technology, Inc. since 2001 where he chairs the Compensation Committee; and at Diamond Management & Technology Consultants, Inc. (NASDAQ) from 1994 until its sale to PriceWaterhouse in 2010, and where he served as a member of their Compensation Committee, Audit Committee and as the lead director since 2006. Mr. Caldwell is a Director and a member of the Compensation and Audit Committees and chairman of the Executive Committee of Quaker Chemical Corporation (NYSE), and a member of the Compensation Committee and the board of Voxware, Inc. (NASDAQ), a supplier of voice driven solutions. Mr. Caldwell is a director, chairman of the audit committee and member of the compensation committee of Lighting Gaming, Inc. since 2005.  Mr. Caldwell was a director of Kanbay International, Inc. from 1999 through 2007 when it was purchased by CapGemini.  From 1996 to 1999, Mr. Caldwell was President and Chief Operating Officer and a Director of Safeguard Scientifics, Inc. Mr. Caldwell is a Certified Public Accountant in the State of New York.  Mr. Caldwell’s experience serving as a director and officer of numerous public companies qualifies him to be a member of our board of directors.

John Harrison, 67, has served as one of our directors since November 2005. He is a founding Partner and Executive Director of The Keystone Equities Group, Inc., a full service investment banking group and a registered NASD broker-dealer founded in 2003. Mr. Harrison also is a Managing Director of Covenant Partners, a hedge fund that invests in direct marketing services companies. In 1999, Mr. Harrison became a founding Partner of Emerging Growth Equities, Ltd., a full service investment banking and brokerage firm focused on raising capital for emerging technology companies addressing high-growth industry sectors. From 1985 to 2000, Mr. Harrison served as President of DiMark, a direct marketing agency that was subsequently acquired by Harte-Hanks in 1996. He also has held senior management positions with CUNA Mutual, RLI Insurance and CNA Insurance where he directed their direct marketing practice. Mr. Harrison was Chairman of Professional Insurance Marketing Association (PIMA) and Chairman of the DMA's Financial Services Council. Mr. Harrison’s extensive experience in the financial and insurance sectors qualifies him to be a member of our board of directors.

Warren V. Musser, 83, has served as one of our directors since January 2006 and as the Vice Chairman of our board of directors since March 2006. He also has served as President of The Musser Group, a financial consulting company, since 2001, a Director of NutriSystem, Inc. from February 2003 to the present, Chairman of the Board of Directors of Telkonet, Inc. from 1996 to November 2009, a Director of Telkonet, Inc. from November 2009 to the present, Chairman of the Board of Directors of InfoLogix, Inc. from November 2006 to November 2009 and Chairman Emeritus from November 2009 to the present and Director of MSTI Holdings, Inc. from May 2007 to April 2009. Mr. Musser is the Chairman Emeritus at Safeguard Scientifics, Inc., where he was the Chairman and Chief Executive Officer from 1953 until 2001.  Mr. Musser serves on a variety of civic, educational and charitable boards of directors.  Mr. Musser’s 50+ years of business experience and civic service qualifies him to be a member of our board of directors.

Robert J. Oakes, 52, has served as one of our directors since August 2008. He has served as the President and CEO of our InsPro Technologies, LLC subsidiary since our acquisition of the subsidiary on October 1, 2007. From 1986 until 2007 Mr. Oakes was President and Chief Executive Officer of the general partner of Atiam Technologies L.P. (now known as InsPro Technologies, LLC), a software development and servicing company that developed, expanded and serviced products to serve the insurance and financial services markets. Mr. Oakes founded InsPro Technologies under the name “Atiam” in 1986 and led the company’s effort to design and develop its flagship product, InsPro. InsPro is a state-of-the-art Insurance, Marketing, Administration and Claim System that provides end-to-end insurance processing, technology and support, for a broad range of life, health, and disability products.  Mr. Oakes’ experience in the development of our flagship product and the management of InsPro Technologies, LLC qualifies him to be a member of our board of directors.

Sanford Rich, 53, has served as one of our directors since April 2006. Mr. Rich is currently a Managing Director with Whitemarsh Capital Advisors LLC, a broker-dealer since February 2009. He was the Managing Director, Investment Banking for Matrix USA LLC from May 2008 through February 2009. Mr. Rich served as a director, audit committee chairman and SEC qualified audit committee financial expert of Interclick, Inc. from 2007 to 2010.  From 1995 to May 2008 Mr. Rich was Director, Senior Vice President and Portfolio Manager at GEM Capital Management Inc. From 1993 to 1995, Mr. Rich was a Managing Director of High Yield Finance, Capital Markets & North American Loan Syndicate, Sales and Trading at Citicorp Securities. From 1985 to 1993, he served as Managing Director of Debt Capital Markets at Merrill Lynch. From 1978 to 1985, Mr. Rich held various Analyst positions in numerous companies, including Cypress Capital Management, Inc. (Vice President and Analyst from 1983 to 1985), FIAMCO (Distressed/High Yield Bond Analyst from 1981 to 1983), Progressive Corporation (Financial Analyst from 1980 to 1981) and Prescott, Ball and Turben (Distressed/High Yield Bond Analyst from 1978 to 1980).  Mr. Rich’s 30+ years of experience in the financial sector qualifies him to be a member of our board of directors.

L.J. Rowell, 78, has served as one of our directors since April 2006. He is a past President (1984-1996), Chief Executive Officer (1991-1996) and Chairman of the Board (1993-1996) of Provident Mutual Life Insurance Company, where he also held various other executive and committee positions from 1980 until his retirement in 1996. Mr. Rowell served on the board of directors of the PMA Group from 1992 until 2009.  Mr. Rowell served on the board of directors of the Southeast Pennsylvania Chapter of the American Red Cross, the American College, The Foundation at Paoli, and The Milton S. Hershey Medical Center. Mr. Rowell also has served on the Board of Trustees of The Pennsylvania State University as a business and industry trustee since 1992. In 1991, he served as the Chairman of the Major Business Division for the United Way of Southeastern Pennsylvania. Mr. Rowell also has served as chairman of The American Red Cross Ad Blood Campaign and has previously served on its Major Contributions Donor Campaign.  Mr. Rowell’s extensive experience in the health insurance industry and his civic service for various health care organizations qualifies him to be a member of our board of directors.

Paul Soltoff, 56, has served as one of our directors since November 2005.  He also has served as Chairman and Chief Executive Officer of Acquirgy, Inc. since 2009.  He served as Chairman and Chief Executive Officer of SendTec, Inc. since its inception in February 2000 through 2009.  From 1997 until February 2000, Mr. Soltoff served as Chief Executive Officer of Soltoff Direct Corporation, a specialized direct marketing consulting company. From September 2004 until October 2005, Mr. Soltoff served as a director of theglobe.com.  Mr. Soltoff’s experience as an officer and director in the Internet marketing sector qualifies him to be a member of our board of directors.

Frederick C. Tecce, 75, has served as one of our directors since August 2007. He currently serves as of counsel with Buchanan Ingersoll & Rooney. He was an attorney with Klett Rooney Lieber & Schorling when it joined Buchanan in 2006. Mr. Tecce also serves as counsel to Cross Atlantic Capital Partners and has served on the investment committees of three of the funds managed by Cross Atlantic Capital Partners. Mr. Tecce is a director of Lighting Gaming, Inc. since 2005.  Mr. Tecce previously served as Senior Vice President and General Counsel of Academy Life Insurance Company. Mr. Tecce served on the transition team for Pennsylvania Governor Tom Ridge and was appointed by Governor Ridge to serve as a member of the board of the $50 billion Public School Employees Retirement System (PSERS), where he served as chairman of the Finance Committee until his retirement in September of 2001. He was appointed by U.S. Senator Rick Santorum to the Federal Judicial Nominating Committee where he served for several terms and also served on Dr. Robert Gallo’s Board of Visitors at the University of Maryland Institute for Human Virology. He has also served on the board of directors of several listed companies.  Mr. Tecce’s numerous legal, business and government experiences qualify him to be a member of our board of directors.

Anthony R. Verdi, 62, has served as one of our directors since June 2008, as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008 and as Acting Principal Executive Officer since June 20, 2008. From 2001 until November 2005, Mr. Verdi provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. Mr. Verdi served as Chief Operating Officer of Provident American Corporation and Chief Financial Officer of HealthAxis, Inc.  From January 1990 until December 1998 Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller.  Mr. Verdi’s extensive experience in the health insurance industry and his financial and accounting background qualifies him to be a member of our board of directors.

Edmond J. Walters, 49, has served as one of our directors since April 2008. Mr. Walters is Founder and Chief Executive Officer of eMoney Advisor, a wealth planning and management solutions provider for financial advisors that Mr. Walters founded in 2000 and is now a wholly-owned subsidiary of Commerce Bancorp. Prior to forming eMoney Advisor in 2000, Mr. Walters spent more than 20 years in the financial services industry, advising high net worth clients. From 1983 to 1992 he was associated with Kistler, Tiffany & Company in Wayne, PA. In 1992, Walters helped found the Wharton Business Group, a financial advising firm, in Malvern, PA.  Mr.
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

Name	Age	Position
Anthony R. Verdi	62	Acting Principal Executive Officer, Chief Financial Officer and Chief Operating Officer
Robert J. Oakes	52	President and Chief Executive Officer of InsPro Technologies, LLC

Anthony R. Verdi has served as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008 and as acting Principal Executive Officer since June 20, 2008.  From 2001 until November 2005, Mr. Verdi has provided consulting services to life, health and property and casualty insurance company agency and venture capital clients.  From December 1998 until March 2001, Mr. Verdi served as Chief Operating Officer of Provident American Corporation and Chief Financial Officer of HealthAxis, Inc.  From January 1990 until December 1998, Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer.  From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller.

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

Code of Business Conduct and Ethics

We adopted an amended and restated Code of Business Conduct and Ethics on January 29, 2008. Our Code of Business Conduct and Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, applies globally to our corporate directors, executive officers, senior financial officers and other employees.  Our Code of Business Conduct and Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.  A printed copy of our Code of Business Conduct and Ethics may be obtained free of charge by writing to us at InsPro Technologies Corporation, 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087.

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

Nominating and Governance Committee

The members of our nominating and governance committee are Messrs. Rowell, Harrison and Soltoff.  Mr. Rowell chairs the committee.  This committee is responsible for recommending qualified candidates to the board of directors for election as directors, including the slate of directors that the board proposes for election by stockholders at annual meetings.  While the committee does not have a formal diversity “policy,” the committee recommends candidates based upon many factors, including the diversity of their business or professional experience, the diversity of their background and their array of talents and perspectives.  We believe that the committee’s existing nominations process is designed to identify the best possible nominees for the board, regardless of the nominee’s gender, racial background, religion or ethnicity.  The committee identifies candidates through a variety of means, including recommendations from members of the board and suggestions from our management, including our Chairman and Chief Executive Officer.  In addition, the committee considers candidates recommended by third parties, including stockholders. Stockholders wishing to recommend director candidates for consideration by the committee may do so by writing our Secretary and giving the recommended candidate’s name, biographical data and qualifications.

The Nominating and Corporate Governance Committee operates under a formal charter adopted by the board that governs its duties and standards of performance.  Copies of the Nominating and Corporate Governance Committee charter can be obtained free of charge by writing to us at InsPro Technologies Corporation, 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087.

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

Based solely on our review of the copies of Forms 3, 4 and 5 furnished to us, or representations from certain reporting persons that no Forms 3, 4 or 5 were required to be filed by such persons, we believe that all of our executive officers, directors and persons who own more than ten percent of our common stock complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid to, awarded to or earned during the fiscal years ended December 31, 2010 and 2009 by our Chief Executive Officer and each of our two other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered to us in all capacities during 2010. The executive officers listed in the table below are referred to in this report as our “named executive officers”.  There were no non-equity incentive plan compensation or non-qualified deferred compensation earnings for any of the named executive officers for the fiscal years ended December 31, 2010 and December 31, 2009.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (6)	Stock Awards ($)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)

Anthony R. Verdi (1)	2010	237,981	-	-	-	16,531	254,512
Acting Principal Executive Officer,	2009	225,000	100,000	-	63,978	12,773	401,751
Chief Financial Officer & Chief
Operating Officer

Robert J. Oakes (2)	2010	274,908	50,000	-	499,491	24,157	848,556
President InsPro Technologies LLC	2009	250,000	50,000	-	98,428	23,623	422,051

James Rourke (3)	2010	164,900	15,000	-	24,748	14,279	218,927
Senior Vice President	2009	-	-	-	-	-	-

(1)           Mr. Verdi was appointed as our Chief Financial Officer on November 10, 2005, Chief Operating Officer on April 1, 2008 and interim Principal Executive Officer on June 20, 2008.

(2)           Mr. Oakes was appointed as President of our subsidiary InsPro Technologies, LLC on October 1, 2007 concurrently with the closing of our acquisition of InsPro.

(3)           Mr. Rourke was appointed our Senior Vice President on February 1, 2010.

(4)           Represents the aggregate grant date fair value of the stock option as of the date of grant using the Black-Scholes option-pricing model.  Fair value is estimated based on an expected life of five years, an assumed dividend yield of 0% and the assumptions below.

Name	Fiscal Year	Fair Value at Date of Grant ($)	Number of Options Granted (#)	Option Exercise Price ($)	Closing Stock Price on the Date of Grant ($)	Date of Grant	Expected Volatility	Risk Free Interest Rate

Anthony R. Verdi	2010	-	-	-	-	-	-	-
	2009	63,978	650,000	0.10	0.10	2/5/2009	200%	0.29%

Robert J. Oakes	2010	166,497	1,500,000	0.111	0.111	8/18/2010	384%	0.19%
	2010	332,994	150,000	4.000	4.000	8/18/2010	384%	0.19%
	2009	98,428	1,000,000	0.10	0.10	2/5/2009	200%	0.29%

James Rourke	2010	14,998	250,000	0.060	0.060	3/25/2010	345%	0.14%
	2010	9,750	150,000	0.065	0.065	7/9/2010	376%	0.20%

(5)           All other compensation paid to our named executive officers in the fiscal year ended December 31, 2010 consisted of the following:

Name	Payments for Auto and Equipment ($) (a)	Company Paid Health, Life and Disabilitly Insurance ($) (b)	Severance ($)	Company Matching of Employee 401(k) Contributions (c)	Total ($)

Anthony R. Verdi	13,200	981	-	2,350	16,531

Robert J. Oakes	500	20,861	-	2,796	24,157

James Rourke	600	13,679	-	-	14,279

(a)      Payments for auto and equipment represent monthly allowances for auto, cell phones and other equipment.

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

(c)      Company matching of employee 401(k) contributions represents 25% of the employee’s contribution up to 4% of the employee’s compensation, which were fully vested for the above named Executive Officers.

(6)           Mr. Oakes received a bonus in 2010 based on a bonus plan, which was based on InsPro Technologies LLC’s 2009 revenue and profit measures and Mr. Oakes individual personal performance as evaluated by the Compensation Committee.  Messrs. Oakes and Verdi each received discretionary bonuses in 2009.  Mr. Rourke received a one time sign-on bonus in 2010 as part of the Company’s employment offer to him.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the outstanding equity awards held by our named executive officers for the year ended December 31, 2010. The information below pertains to stock options, which were granted under the 2010 Equity Compensation Plan (which includes prior grants under our 2005 Incentive Stock Plan, 2006 Omnibus Equity Compensation Plan and 2008 Equity Compensation Plan), restricted stock grants, which were granted in accordance with the terms of our 2006 Omnibus Equity Compensation Plan and a warrant to purchase 150,000 shares of the Company’s Series A Convertible Preferred Stock, which was issued to Mr. Oakes on July 9, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Anthony R. Verdi	650,000	-	-	0.10	2/4/2014
	350,000	-	-	1.00	11/09/2015

Robert J. Oakes	-	1,500,000	-	0.11	8/18/2015
	150,000	-	-	4.00	8/18/2015
	1,000,000		-	0.10	2/4/2014

James Rourke	-	150,000	-	0.07	7/9/2010
	50,000	200,000	-	0.06	3/25/2010

Employment, Severance and Other Agreements

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

Robert J. Oakes

Pursuant to an amended and restated written employment agreement with InsPro Technologies, LLC, Mr. Oakes serves as InsPro Technologies, LLC’s President and Chief Executive Officer. Pursuant to his employment agreement, his annual base salary is $250,000 per year through September 30, 2011. Mr. Oakes is entitled to receive an increase in his base compensation to $300,000 retroactive to July 1, 2010, after InsPro Technologies, LLC achieves one calendar quarter of positive operating cash flow.  Mr. Oakes is entitled to bonus compensation equal to 100% of the InsPro Technologies, LLC’s net income up to a maximum of $100,000 in 2010 and $100,000 in 2011.  Mr. Oakes is entitled to such fringe benefits as are available to other executives of InsPro Technologies Corporation.  Mr. Oakes employment agreement shall be automatically extended for an additional one year term on March 25, 2011 and annually thereafter unless either party provides written notification to the other party of non-renewal no later than 60 days prior to the termination date of the agreement.

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

Pursuant to Mr. Oakes employment agreement, he is subject to a non competition and non-solicitation provision during the term of his employment agreement and for a period of one year following his termination.

James Rourke

Mr. Rourke serves as InsPro Technologies, LLC’s Senior Vice President of Sales and Marketing and is employed as an employee-at-will.  Mr. Rourke is entitled to variable incentive compensation based on a percentage of new sales and bonus compensation as defined in the InsPro Technologies Management Incentive Compensation Plan.  The InsPro Technologies Management Incentive Compensation Plan defines a maximum compensation payment payable to certain executives including Mr. Rourke but excluding Messrs. Oakes and Verdi, or the Bonus Pool, based on the net income of InsPro Technologies, LLC, adjusted up or down based on the revenue of InsPro Technologies, LLC. The Bonus Pool amount (if any) is then divided among the certain executives, which includes Mr. Rourke.  Mr. Rourke is entitled to such fringe benefits as are available to other executives of InsPro Technologies Corporation.

Compensation of Directors

The following table sets forth information concerning the compensation of all individuals who served on our board of directors during the fiscal year ended December 31, 2010. There were no non-equity incentive plan compensation or nonqualified deferred compensation earnings to any of our directors for the year ended December 31, 2010. Directors who are employees receive no additional or special compensation for serving as directors. All compensation for Messrs. Oakes and Verdi are included in the Summary Compensation Table.  Messrs. Caldwell and Tecce have assigned all of their board compensation to The Co-Investment Fund II, L.P.   Messrs. Caldwell and Tecce are both stockholders, directors and officers of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Total ($)

Donald Caldwell	4,500	-	-	4,500

John Harrison	3,500	-	-	3,500

Warren V. Musser	4,000	-	-	4,000

Sanford Rich	6,500	-	-	6,500

L.J. Rowell	6,000	-	-	6,000

Paul Soltoff	4,000	-	-	4,000

Frederick Tecce	3,500	-	-	3,500

Edmond Walters	4,000	-	-	4,000

(1)           Represents board and committee meeting fees paid to our directors under our Non-Employee Director Compensation Plan.

The following table sets forth information concerning the aggregate number of options available, which are options issued, outstanding and exercisable, for non-employee directors as of December 31, 2010.

Aggregate Number of Options Available as of December 31, 2010

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

Director Compensation Plan

Directors who are employees receive no additional or special compensation for serving as directors. Non employee directors receive the following compensation under the terms of our Non Employee Director Compensation Plan:

•	Each non employee director is entitled to receive the following cash compensation:

o	$5,000 annual retainer for each director, which the Company’s board of directors determined to waive for 2010

o	$2,000 annual retainer for the Audit Committee Chairperson, which the Company’s board of directors determined to waive for 2010

o	$1,000 annual retainer for the Compensation Committee Chairperson, which the Company’s board of directors determined to waive for 2010

o	$1,000 annual retainer for the Nominating and Governance Committee Chairperson, which the Company’s board of directors determined to waive for 2010

o	$1,000 meeting fee for each board meeting attending in person or via teleconference

o	$500 meeting fee for each committee meeting attending in person or via teleconference.

•	Each non employee director is entitled to receive the following equity compensation:

o
Upon election to our board of a directors, a newly elected director will receive a grant of restricted shares of common stock under our 2010 Equity Compensation Plan with an aggregate fair market value of $100,000, as determined by the closing market price of one share of our common stock on the date of the directors election to the board of directors, which shall vest in the following increments: (i) one-third on the date of the director’s election to the board of directors; (ii) one-third on the date of the first anniversary of the director’s election to the board of directors; (iii) one-third on the date of the second anniversary of the director’s election to the board of directors.

o
On a date specified by the Compensation Committee of the board, each director who serves as a director on that specified date will receive an annual grant of 10,000 fully vested shares of common stock granted under the 2010 Equity Compensation Plan.   The Compensation Committee determined not to specify a date in 2010 and effectively waive this grant of stock in 2010, which our board of directors ratified.

o
On a date specified by the Compensation Committee of the board, each director who serves as a chairperson of a committee of the board of directors on that specified date will receive an annual grant of 5,000 fully vested shares of common stock granted under the 2008 Equity Compensation Plan. The Compensation Committee determined not to specify a date in 2010 and effectively waive this grant of stock in 2010, which our board of directors ratified.

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows information known by us with respect to the beneficial ownership of our common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as of March 25, 2011, for each of the following persons:

•	each of our directors;

•	our named executive officers;

•	all of our directors, director nominees and executive officers as a group; and

•	each person or group of affiliated persons or entities known by us to beneficially own 5% or more of our common stock, Series A Convertible Preferred Stock or Series B Convertible Preferred Stock.

The number of shares beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the Securities and Exchange Commission. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 25, 2011 through the exercise of any warrant, stock option or other right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying options and warrants that are exercisable within 60 days of March 25, 2011 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The following table is based on 41,543,655 shares of common stock, 1,276,750 shares of Series A Convertible Preferred Stock and 2,797,379 shares of Series B Convertible Preferred Stock outstanding as of March 25, 2011. Unless otherwise indicated, the address of all individuals and entities listed below is InsPro Technologies Corporation, 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially
Directors and Executive Officers:

Donald R. Caldwell	116,008,935	(2)(12)	Common Stock	80.1%
	1,250,000	(3)	Series A Preferred Stock	97.9%
	797,378	(3)	Series B Preferred Stock	28.5%
Warren V. Musser	720,000	(4)	Common Stock	1.7%
Robert J. Oakes	4,832,232	(5)	Common Stock	11.3%
	151,250	(5a)	Series A Preferred Stock	10.7%
John Harrison	490,083	(6)	Common Stock	1.2%
	1,250		Series A Preferred Stock	*
James Rourke	130,000	(16)	Common Stock	*
L.J. Rowell	415,600	(7)	Common Stock	1.0%
Paul Soltoff	388,333	(8)	Common Stock	*
	1,250		Series A Preferred Stock	*
Sanford Rich	348,333	(9)	Common Stock	*
	1,250		Series A Preferred Stock	*

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially
Frederick C. Tecce	116,074,925	(10)(12)	Common Stock	80.2%
	1,250,000	(3)	Series A Preferred Stock	97.9%
	797,378	(3)	Series B Preferred Stock	28.5%
Anthony R. Verdi	1,118,333	(11)	Common Stock	2.6%
	1,250		Series A Preferred Stock	*
Edmond Walters	171,633		Common Stock	*
All directors and executive officers as a group (11 persons)	124,673,483	(1)(2)(4)(5)(5a) (6) (7)(8)(9) (10)(11)(12)	Common Stock	80.2%
	1,256,250	(3)	Series A Preferred Stock	98.6%
	797,378	(3)	Series B Preferred Stock	28.5%

Holders of More than Five Percent of Our Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock:

The Co-Investment Fund II, L. P.	115,894,925	(12)	Common Stock	80.0%
	1,250,000	(3)	Series A Preferred Stock	97.9%
	797,378	(3)	Series B Preferred Stock	28.5%

Independence Blue Cross	50,000,010	(13)	Common Stock	54.6%
	1,666,667		Series B Preferred Stock	59.6%

Azeez Investors, LLC	6,000,000	(14)	Common Stock	30.2%
	200,000		Series B Preferred Stock	7.1%

Scarpa Family Trust, 2005	4,000,020	(15)	Common Stock	12.6%
	133,334		Series B Preferred Stock	4.8%

Alvin H. Clemens	3,922,457	(1)	Common Stock	9.2%

*  Less than 1%

(1)
Includes 1,000,000 shares held by The Clemens-Beaver Creek Limited Partnership, of which Alvin H. Clemens is the general partner. Mr. Clemens disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. Also includes 100,000 shares held by Mr. Clemens’s minor children. Also includes 993,377 shares underlying warrants, all of which are exercisable within 60 days of March 25, 2011.

(2)
Includes 12,646,874 shares, which are beneficially owned by Co-Investment Trust II, L. P., designee of Cross Atlantic Capital Partners, Inc.  Mr. Caldwell is a managing partner of Cross Atlantic Capital Partners, Inc.  Mr. Caldwell is also a shareholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of the Fund.  Mr. Caldwell disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(3)
Represents securities owned by the Co-Investment Fund II, L. P., the designee of Cross Atlantic Capital Partners, Inc., of which Frederick C. Tecce is the managing director and of which Donald R. Caldwell is managing partner.  Mr. Caldwell is also a shareholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of the Fund.  Mr. Tecce and Mr. Caldwell disclaim beneficial ownership of these securities, except to the extent of their pecuniary interest therein.

(4)	Includes 440,000 shares underlying warrants and 250,000 shares underlying options, all of which are exercisable within 60 days of March 25, 2011.

(5)
Includes 1,375,000 shares underlying options and 33,333 shares underlying warrants, which are exercisable within 60 days of March 25, 2011. Includes 3,000,000 shares underlying a warrant to purchase 150,000 shares of Series A preferred stock, which is exercisable within 60 days of March 25, 2011, which is also convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A preferred stock. Includes 25,000 shares underlying 1,250 shares of Series A preferred stock, which is convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A preferred stock.  Excludes 1,125,000 shares underlying options, which are not exercisable within 60 days of March 25, 2011.

(5a)	Includes 150,000 shares underlying warrants, which are exercisable within 60 days of March 25, 2011.

(6)
Includes 250,000 shares underlying options and 70,083 shares underlying warrants, all of which are exercisable within 60 days of March 25, 2011.  Includes 25,000 shares underlying 1,250 shares of Series A preferred stock, which is convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A preferred stock.

(7)	Includes 200,000 shares underlying options that are exercisable within 60 days of March 25, 2011.

(8)
Includes 150,000 shares underlying options and 33,333 shares underlying warrants, all of which are exercisable within 60 days of March 25, 2011.  Includes 25,000 shares underlying 1,250 shares of Series A preferred stock, which is convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A preferred stock.

(9)
Includes 200,000 shares underlying options and 33,333 shares underlying warrants that are exercisable within 60 days of March 25, 2011. Includes 25,000 shares underlying 1,250 shares of Series A preferred stock, which is convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A preferred stock.

(10)
Includes 50,000 shares underlying warrants that are exercisable within 60 days of March 25, 2011.  Also includes 12,646,874 shares, which are beneficially owned by the Co-Investment Trust II, L. P., designee of Cross Atlantic Capital Partners, Inc. Mr. Tecce is a managing partner of Cross Atlantic Capital Partners, Inc.  Mr. Tecce disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(11)
Includes 1,000,000 shares underlying options and 33,333 shares underlying warrants, all of which are exercisable within 60 days of March 25, 2011.  Includes 25,000 shares underlying 1,250 shares of Series A preferred stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A preferred stock.

(12)
Includes 62,300,491 shares underlying warrants that are exercisable within 60 days of March 25, 2011.  Includes 25,000,000 shares underlying 1,250,000 shares of Series A preferred stock, which is convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A preferred stock.  Includes 15,947,560 shares underlying 797,378 shares of Series B preferred stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B preferred stock.

(13)
Includes 16,666,670 shares underlying shares underlying warrants, which are exercisable within 60 days of March 25, 2011.  Includes 33,333,340 shares underlying 1,666,667 shares of Series B preferred stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B preferred stock.

(14)
Includes 2,000,000 shares underlying shares underlying warrants, which are exercisable within 60 days of March 25, 2011.  Includes 4,000,000 shares underlying 200,000 shares of Series B preferred stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B preferred stock.

(15)
Includes 1,333,340 shares underlying shares underlying warrants, which are exercisable within 60 days of March 25, 2011.  Includes 2,666,680 shares underlying 133,334 shares of Series B preferred stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B preferred stock.

(16)
Includes 130,000 shares underlying options, which are exercisable within 60 days of March 25, 2011.  Excludes 270,000 shares underlying options, which are not exercisable within 60 days of March 25, 2011.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2010:

EQUITY COMPENSATION PLAN

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)

Equity compensation plans approved by security holders	181,884,924	$0.21	22,406,980

Equity compensation plans not approved by security holders	0	0	0

Total	181,884,924	$0.21	22,406,980

A description of the material terms of our equity compensation plans can be found in Note 8 – Shareholders Equity – Stock Options in the notes to the consolidated financial statements contained in Item 7 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions With Related Persons

From the beginning of our last fiscal year until the date of this annual report on Form 10-K, there has been no transaction, nor is there any transaction currently proposed, to which we were, are, or would be a participant, in which the amount involved exceeded or would exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors or executive officers, any holder of more than 5% of our common stock or any member of the immediate family of any of these persons or entities had or will have a direct or indirect material interest, other than the transactions and compensation arrangements (including with respect to equity compensation and board compensation) described below.

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

We have engaged in the following transaction regarding sales of our common stock with our executive officers and directors, and with the beneficial holders of 5% or more of our common stock:

•
Effective with the March 26, 2010, expiration of a subscription rights offering Co-Investment Fund II, L.P., or Co-Investment, exercised 1,000 basic subscription rights for $1,000,000 and the Company issued to Co-Investment 250,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, or Series A Preferred Stock, and five-year warrants to purchase in aggregate 5,000,000 shares of its common stock, par value $0.001, or Common Stock, at an exercise price of $0.20 per share.

o
Co-Investment is the designee of Cross Atlantic Capital Partners, Inc. or Cross Atlantic, of which Frederick C. Tecce, one of our directors, is a managing partner and of which Donald Caldwell, also one of our directors and Chairman of our board of directors, is Chairman and Chief Executive Officer.

o
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

o
The basic subscription right entitled the holder to purchase one unit, or a Subscription Unit, at a subscription price of $1,000. A Subscription Unit consisted of 250 shares of Series A Preferred Stock and a five-year warrant to purchase 5,000 shares of Common Stock at an exercise price of $0.20 per share.  In the event that a holder of a Subscription Unit purchased all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder had the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights.

o
Effective with the expiration of the subscription rights, which occurred on March 26, 2010, holders of subscription rights exercised in aggregate 1,061 basic subscription rights and 46 over-subscription rights for a total 1,107 Subscription Units, which included Co-Investment’s 1,000 Subscription Units.  As a result of the exercise of 1,107 Subscription Units the Company received $1,107,000 in gross proceeds, and on March 26, 2010, issued in aggregate 276,750 shares of Series A Preferred Stock and five-year warrants to purchase in aggregate 5,535,000 shares of Common Stock at an exercise price of $0.20 per share. The Series A Preferred Stock has the same terms as the Series A Preferred Stock issued in 2009. The warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.20 per share of Common Stock during the first two years following March 26, 2010, subject to customary exceptions.

o	Effective with the expiration of the rights offering all unexercised subscription rights expired.

•
On September 30, 2010, the Company entered into and completed a private placement with certain accredited investors, or the Investors, including Independence Blue Cross, a Pennsylvania hospital plan corporation, for an aggregate of 1,800,001 shares of Series B Convertible Preferred Stock, par value $0.001 per share, or Series B Preferred Stock, and warrants, or the September 2010 Warrants, to purchase 18,000,010 shares of its Common Stock, pursuant to the terms of a securities purchase agreement, or  the 2010 Purchase Agreement.  Independence Blue Cross purchased an aggregate of 1,666,667 shares of Series B Preferred Stock, and September 2010 Warrants to purchase 14,666,670 shares of its Common Stock.

o
Pursuant to the 2010 Purchase Agreement, the Company agreed to sell to the Investors 1,800,001 investment units, each, a 2010 Unit, in the 2010 Private Placement at a per 2010 Unit purchase price equal to $3.00.  Each 2010 Unit sold in the 2010 Private Placement consisted of one share of Series B Preferred Stock and a September 2010 Warrant to purchase ten shares of Common Stock at an initial exercise price of $0.15 per share, subject to adjustment.

o
The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s common and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.  Upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of common and preferred stock on an as-converted basis.  Each share of Series B Preferred Stock becomes convertible into 20 shares of common stock , subject to adjustment and at the option of the holder of the Series B Preferred Stock.  For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock.  In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price in aggregate for all issued and outstanding Series B Preferred Stock.

o
Under the terms of the 2010 Purchase Agreement, and subject to the approval of the Company’s shareholders of an amendment to the Certificate of Incorporation of the Company to increase the number of shares of authorized Common Stock of the Company, the Company has agreed to sell an additional 200,000 Units to the Investors after September 30, 2010, on the same terms and conditions as described in the 2010 Purchase Agreement, or the Subsequent Closing.

▪	The Company’s shareholders approved the amendment to the Certificate of Incorporation of the Company to increase the number of shares of authorized Common Stock of the Company on November 18, 2010.

▪
The Subsequent Closing occurred on November 29, 2010, and the Company sold an additional 200,000 2010 Units to Independence Blue Cross pursuant to the 2010 Purchase Agreement. At the Subsequent Closing Independence Blue Cross purchased an aggregate of 200,000 shares of Series B Preferred Stock, and September 2010 Warrants to purchase 2,000,000 shares of its Common Stock.

o
The Company agreed, pursuant to the terms of the 2010 Purchase Agreement, that, except for the Follow-on Financing (as defined in the 2010 Purchase Agreement), for a period of 90 days after the effective date, or the Initial Standstill, of the 2010 Purchase Agreement, the Company shall not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company.

o
Also in connection with the 2010 Private Placement, the Company agreed to amend the warrants issued to Co-Investment in connection with the Company’s January 2009 private placement and the warrants issued to Co-Investment and other investors in the Company’s 2010 rights offering as a condition of Co-Investment’s consent to modify the terms of the Series A Preferred Stock.  Pursuant to addendums and certificates of adjustment to the aforementioned warrants and addendums and certificates of adjustment to the aforementioned warrants, the expiration dates of the anti-dilution provisions of these warrants were extended to the expiration date of the anti-dilution provisions of the September 2010 Warrants.

On December 22, 2009, we and our subsidiaries entered into a Loan Agreement and a $1,250,000 Secured Promissory Note, or the Note, with Co-Investment.  On June 15, 2010, the Company and Co-Investment agreed to modify the terms of the Loan Agreement and the Note to: (i) increase the loan from $1,250,000 to $2,250,000 on June 15, 2010 and (ii) allow Co-Investment to require the Company to repay to Co-Investment an amount not to exceed the loan balance plus accrued interest in the form of the Company’s equity securities at the conversion price and terms identical to the price and terms of the Company’s next issuance of common or preferred stock issued for cash consideration occurring after June 15, 2010, or an Equity Issuance.

•	An Equity Issuance occurred on September 30, 2010.

•
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

•
The Company’s shareholders approved the amendment to the Certificate of Incorporation of the Company to increase the number of shares of authorized Common Stock of the Company on November 18, 2010, which provided the Company with a sufficient number of authorized shares of its equity securities to issue to Co-Investment to allow the Company to repay to Co-Investment the loan balance plus accrued interest in the form of the Company’s equity securities at the conversion price and terms identical to Equity Issuance.

•
On December 22, 2010, the Company entered into and completed a note conversion, or the Note Conversion, with Co-Investment, in which as consideration for the repayment of the Note and accrued interest in the amount in aggregate of $2,392,136 the Company issued an aggregate of 797,378 shares of its Series B Preferred Stock, warrants to purchase 7,973,780 shares of its Common Stock and $2.40 in cash, as full repayment of all outstanding principal and accrued interest under the Loan Agreement and Note pursuant to the terms of the Conversion Agreement.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of Sherb & Co., LLP for the years ended December 31, 2010 and 2009 are set forth below:

	2010 Fees	2009 Fees
Audit Fees(1)	$82,500	$87,000
Audit-Related Fees(2)	-	11,500
Tax Fees(3)	-	9,500
All Other Fees	-	-
Total Fees	$82,500	$108,000

(1)
Audit fees for the fiscal years ended December 31, 2010 and 2009 were for professional services rendered for the audits and interim quarterly reviews of our consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees for the fiscal years ended December 31, 2010 and 2009 were for professional services rendered for the audit of the Company’s 401(k) plan.

(3)	Tax fees were for tax compliance, tax advice and tax planning.

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

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009.

3.8
Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2010).

Exhibit Number	Description
3.9
Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2010).

3.10**	Certificate of Amendment to Certificate of Incorporation filed November 18, 2010

3.11**	Certificate of Amendment to Certificate of Incorporation filed on November 24, 2010

4.1	Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

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

4.14
Board Representation Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

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

4.20
Securities Purchase Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.21
Registration Rights Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.22	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.23
Board Representation Agreement, dated September 30, 2010, by and between Health Benefits Direct Corporation and Independence Blue Cross (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.24	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.25	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.26
Note Conversion Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.27
Registration Rights Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

Exhibit Number	Description
4.28	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

10.1
Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2
Lease Agreement, dated February 9, 2004, between Case Holding Co. and Platinum Partners, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

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

10.9	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.10
Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.11
Sublease, dated March 7, 2006, between Health Benefits Direct Corporation and World Travel Partners I, LLC Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.12
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
10.14
Software and Services Agreement, dated May 31, 2006, among Health Benefits Direct Corporation, Insurint Corporation, and Realtime Solutions Group, L.L.C. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

10.15
Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006).

10.16
Separation Agreement, dated December 7, 2006, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.17
Amendment No. 1 to Option, dated as of February 15, 2007, delivered by Health Benefits Direct Corporation to Daniel Brauser (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 16, 2007).

10.18
Consent and Lock-Up Agreement, dated April 5, 2007, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2007).

10.19
Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on From 8-K, filed with the Commission on October 4, 2007).

10.20
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

10.23
Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.24
Loan Agreement, dated December 22, 2009, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2009).

10.25
Secured Promissory Note, dated December 22, 2009, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2009).

Exhibit Number	Description
10.26
First Amendment to Loan Documents, dated June 15, 2010, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 17, 2010).

10.27**	Health Benefits Direct Corporation 2010 Equity Compensation Plan

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of Health Benefits Direct Corporation.

23.1**	Consent of Sherb & Co., LLP.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

**           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPRO TECHNOLOGIES CORPORATION

By:	/s/ Anthony R. Verdi
Anthony R. Verdi
Principal Executive Officer, Chief Financial
Officer and Chief Operating Officer

We, the undersigned officers and directors of InsPro Technologies Corporation, hereby severally constitute and appoint Anthony R. Verdi our true and lawful attorney with full power to him to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all subsequent amendments to said Annual Report, and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable InsPro Technologies Corporation to comply with the provisions of the Securities Act of 1933, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney, or any of them, to said Annual Report and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Chief Financial Officer, Chief Operating	March 31, 2011
/s/ ANTHONY R. VERDI	Officer and Director
(Principal Executive Officer, Principal
Anthony R. Verdi	Financial and Accounting Officer)

/s/ DONALD R. CALDWELL	Chairman	March 30, 2011
Donald R. Caldwell

/s/ WARREN V. MUSSER	Director	March 25, 2011
Warren V. Musser

/s/ JOHN HARRISON	Director	March 25, 2011
John Harrison

/s/ ROBERT J. OAKES	Director	March 28, 2011
Robert J. Oakes

/s/ PAUL SOLTOFF	Director	March 28, 2011
Paul Soltoff

/s/ SANFORD RICH	Director	March 30, 2011
Sanford Rich

/s/ L. J. ROWELL	Director	March 25, 2011
L.J. Rowell

/s/ FREDERICK C. TECCE	Director	March 30, 2011
Frederick C. Tecce

/s/ EDMOND WALTERS	Director	March 28, 2011
Edmond Walters

EXHIBIT INDEX

Exhibit Number	Description

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

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009.

3.8
Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2010).

3.9
Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2010).

3.10**	Certificate of Amendment to Certificate of Incorporation filed November 18, 2010

3.11**	Certificate of Amendment to Certificate of Incorporation filed on November 24, 2010

Exhibit Number	Description
4.1	Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

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

4.14
Board Representation Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

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

4.20
Securities Purchase Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.21
Registration Rights Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.22	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.23
Board Representation Agreement, dated September 30, 2010, by and between Health Benefits Direct Corporation and Independence Blue Cross (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.24	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

Exhibit Number	Description
4.25	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.26
Note Conversion Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.27
Registration Rights Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.28	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

10.1
Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2
Lease Agreement, dated February 9, 2004, between Case Holding Co. and Platinum Partners, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

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

10.9	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

Exhibit Number	Description

10.10
Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.11
Sublease, dated March 7, 2006, between Health Benefits Direct Corporation and World Travel Partners I, LLC Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.12
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

10.15
Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006).

10.16
Separation Agreement, dated December 7, 2006, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.17
Amendment No. 1 to Option, dated as of February 15, 2007, delivered by Health Benefits Direct Corporation to Daniel Brauser (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 16, 2007).

10.18
Consent and Lock-Up Agreement, dated April 5, 2007, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2007).

10.19
Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on From 8-K, filed with the Commission on October 4, 2007).

10.20
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

Exhibit Number	Description

10.22
Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.23
Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.24
Loan Agreement, dated December 22, 2009, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2009).

10.25
Secured Promissory Note, dated December 22, 2009, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2009).

10.26
First Amendment to Loan Documents, dated June 15, 2010, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 17, 2010).

10.27**	Health Benefits Direct Corporation 2010 Equity Compensation Plan

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of Health Benefits Direct Corporation.

23.1**	Consent of Sherb & Co., LLP.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

**           Filed herewith