Form 10-Q
period 2011-03-31
InsPro Technologies Corp
filed 2011-05-16
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 16, 2011, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES CORPORATION
Form 10-Q Quarterly Report

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(1)
ASSETS
CURRENT ASSETS:
Cash	$5,211,859	$4,429,026
Accounts receivable, net	1,570,026	709,503
Tax receivable	3,615	6,455
Prepaid expenses	153,718	158,245
Other current assets	2,072	1,756
Assets of discontinued operations	278,313	63,301

Total current assets	7,219,603	5,368,286

Restricted cash	-	1,152,573
Property and equipment, net	548,401	613,618
Intangibles, net	520,102	606,785
Other assets	92,558	92,558

Total assets	$8,380,664	$7,833,820

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$-	$17,311
Accounts payable	890,252	918,972
Accrued expenses	446,259	346,808
Current portion of capital lease obligations	143,379	158,138
Due to related parties	-	8,370
Deferred revenue	1,187,113	377,500

Total current liabilities	2,667,003	1,827,099

LONG TERM LIABILITIES:
Warrant liability	3,721,046	4,030,340
Capital lease obligations	136,428	165,612

Total long term liabilities	3,857,474	4,195,952

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 2,797,379 shares issued and outstanding (liquidation value $8,392,137)	5,427,604	5,427,604
Common stock ($.001 par value; 300,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	36,781,793	36,764,016
Accumulated deficit	(43,258,857)	(43,286,498)

Total shareholders' equity	1,856,187	1,810,769

Total liabilities and shareholders' equity	$8,380,664	$7,833,820

(1)  Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenues	$2,342,869	$1,249,635

Cost of revenues	1,658,861	1,758,408

Gross profit (loss)	684,008	(508,773)

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	653,122	596,009
Advertising and other marketing	23,477	57,343
Depreciation and amortization	181,718	231,811
Rent, utilities, telephone and communications	97,448	75,243
Professional fees	104,537	347,997
Other general and administrative	125,415	143,114

	1,185,717	1,451,517

Loss from operations	(501,709)	(1,960,290)

Gain from discontinued operations	219,020	1,031,155

Other income (expense):
Gain on the change of the fair value of warrant liability	309,294	974,468
Interest income	8,301	2,085
Interest expense	(7,265)	(50,372)

Total other income (expense)	310,330	926,181

Net income (loss)	$27,641	$(2,954)

Net income (loss) per common share - basic and diluted:
Loss from operations	$(0.01)	$(0.03)
Gain from discontinued operations	0.01	0.03
Net income (loss) per common share - basic and diluted	$-	$-

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

	Series A Preferred Stock, $.001 Par Value		Series B Preferred Stock, $.001 Par Value		Common Stock, $.001 Par Value				Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shareholders' Equity

Balance - December 31, 2010	1,276,750	$2,864,104	2,797,379	$5,427,604	41,543,655	$41,543	$36,764,016	$(43,286,498)	$1,810,769

Amortization of deferred compensation							17,777		17,777

Net income for the period								27,641	27,641

Balance - March 31, 2011	1,276,750	$2,864,104	2,797,379	$5,427,604	41,543,655	$41,543	$36,781,793	$(43,258,857)	$1,856,187

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$27,641	$(2,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181,718	231,811
Stock-based compensation and consulting	17,777	3,000
Loss on change of fair value of warrant liability	(309,294)	(974,468)
Gain (loss) on the disposal of equipment of discontinued operations	-	6,000
Changes in assets and liabilities:
Accounts receivable	(860,523)	392,563
Tax receivable	2,840	7,486
Prepaid expenses	4,527	(70,785)
Other current assets	(316)	(5,002)
Other assets	-	(42,611)
Accounts payable	(28,720)	476,734
Accrued interest on related secured note from related party	-	35,329
Accrued expenses	99,451	(239,909)
Due to related parties	(8,370)	-
Deferred revenue	809,613	259,000
Assets of discontinued operations	(215,012)	(930,035)

Net cash used in operating activities	(278,668)	(853,841)

Cash Flows From Investing Activities:
Purchase of property and equipment	(29,816)	(110,363)

Net cash used in investing activities	(29,816)	(110,363)

Cash Flows From Financing Activities:
Payments on note payable	(17,313)	(7,595)
Gross proceeds from capital leases	-	134,335
Payments on capital leases	(43,943)	(33,113)
Restricted cash in connection with letters of credit	1,152,573	(587)
Gross proceeds from sales of preferred stock and warrants	-	1,107,000

Net cash provided by financing activities	1,091,317	1,200,040

Net increase in cash	782,833	235,836

Cash - beginning of the period	4,429,026	1,403,653

Cash - end of the period	$5,211,859	$1,639,489

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$7,265	$15,043
Non cash financing activities:
Accrued Interest on related party note	$-	$35,329

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010 and notes thereto and other pertinent information contained in the Annual Report on Form 10-K of InsPro Technologies Corporation (the “Company”, “we”, “us” or “our”) as filed with the Securities and Exchange Commission (the “Commission”).

The consolidated financial statements of the Company include the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2011.

Organization

InsPro Technologies Corporation was incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp., (“Darwin-NV”). On November 22, 2005, Darwin-NV merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation (“Darwin-DE”), solely for the purpose of changing the Company’s state of incorporation from Nevada to Delaware. On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin-DE, was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation (“HBDC”), and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc. Following the merger, Darwin-DE changed its name to Health Benefits Direct Corporation. On November 29, 2010, Health Benefits Direct Corporation changed its name to InsPro Technologies Corporation. Our current operations consist of our InsPro Technologies LLC subsidiary (“InsPro Technologies”).

InsPro Technologies is a provider of comprehensive, web-based insurance administration software applications. InsPro Technologies’ flagship software product is InsPro, which was introduced in 2004. InsPro Technologies offers InsPro Enterprise (“InsPro”) on a licensed and an Application Service Provider (“ASP”) basis. InsPro is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business. InsPro Technologies’ clients include insurance carriers and third party administrators. InsPro Technologies realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and professional services. We acquired InsPro Technologies on October 1, 2007.

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2011 and 2010 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, warrant liability and revenue recognition.

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of 3 months or less to be cash equivalents.

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2011 and December 31, 2010, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0.

Accounts receivable from the two largest InsPro Technologies clients accounted for 30% and 17%, respectively, of the Company’s total accounts receivable balance at March 31, 2011.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of March 31, 2011 and December 31, 2010, because of the relatively short-term maturity of these instruments and their market interest rates.

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

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

Warrant Liability

For the three months ended March 31, 2011, the Company recorded a gain on the change in fair value of derivative liability of $309,294 to mark to market for the decrease in fair value of the warrants during the three months ended March 31, 2011.

The Company determined the fair value of the warrant liability at March 31, 2011 was $3,721,046. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.17% and the following:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

1/15/2009	$0.15	26,666,667	2.8	475%	$1,599,820
3/26/2010	0.15	7,380,000	4.0	483%	442,799
9/30/2010	0.15	18,000,010	4.5	484%	1,080,000
11/29/2010	0.15	2,000,000	4.7	485%	120,000
12/22/2010	$0.15	7,973,780	4.7	486%	478,427
					$3,721,046

A summary of the Company's warrant liability activity and balances as of and for year ended December 31, 2010 are as follows:

Warrant liability balance as of December 31, 2010	$4,030,340
Decrease in the fair value of warrant liability during the period ended March 31, 2011	(309,294)
Warrant liability balance as of March 31, 2011	$3,721,046

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

Earnings (loss) per common share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at March 31, 2011, include the following:

Series A convertible preferred stock issued and outstanding	25,535,000
Series B convertible preferred stock issued and outstanding	55,947,580
Options, issued, outstanding and exercisable	3,965,000
Warrants to purchase common stock, issued, outstanding and exercisable	91,987,344
Warrants to purchase series A convertible preferred stock, issued, outstanding and exercisable	3,000,000
180,434,924

Revenue recognition

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

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

InsPro Technologies’ consulting and implementation services are generally associated with the implementation of an InsPro instance for either an ASP or licensed client, and cover such activity as InsPro installation, configuration, modification of InsPro functionality, client insurance document design and system documentation.

InsPro Technologies’ revenue is generally recognized under ASC 985-605. For software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable. Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term. Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). In 2010 the FDIC insurance coverage limit has been permanently increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act. Beginning December 31, 2010, the FDIC has implemented a new temporary insurance category to provide unlimited FDIC insurance coverage for funds held in noninterest-bearing transaction accounts at insured banks. This temporary category will remain in effect through December 31, 2012.

At March 31, 2011, the Company had $5,211,859 of cash in United States bank deposits, of which $1,996,980 was federally insured and $3,214,879 exceeded federally insured limits.

The following table lists the percentage of the Company’s revenue, which was earned from the Company’s two largest InsPro clients.

	For the Three Months ended March 31,
	2011	2010

Largest InsPro client	35%	32%
Second largest InsPro client	16%	28%

Stock-based compensation

The Company accounts for stock based compensation transactions using a fair-value-based method and recognizes compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied.

Registration rights agreements

The Company classifies as liability instruments the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the Commission within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements and such failure is probable. Registration rights with these characteristics are accounted for as derivative financial instruments at fair value and contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments.

At March 31, 2011, the Company does not believe that it is probable that the Company will incur a penalty in connection with the Company’s registration rights agreements. Accordingly no liability was recorded as of March 31, 2011.

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted this guidance effective for the quarter ending June 30, 2009. There is no impact of the adoption on our financial statements as of March 31, 2011.

In April 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments. The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods. The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance had no impact on our financial statements as of March 31, 2011.

In May 2009, FASB issued guidance in the Subsequent Events Topic of the Codification. The guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and is required to be adopted prospectively. We adopted this guidance effective for the quarter ending June 30, 2009. The adoption of this guidance had no impact on our financial statements as of March 31, 2011, other than the additional disclosure.

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

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2010, the FASB issued ASU 2010-09, which addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The ASU (i) exempts entities that file their financial statements with, or furnish them to, the Commission from disclosing the date through which subsequent events procedures have been performed and (ii) clarifies the circumstances in which an entity’s financial statements would be considered restated and in which the entity would therefore be required to update its subsequent events evaluation since the originally issued or available to be issued financial statements. ASU 2010-09 became effective immediately upon issuance, and the Company adopted its disclosure requirements within the Form 10-K for the year ended December 31, 2010.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans. Company will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of the past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. The new guidance is effective for interim and annual periods beginning after December 15, 2010. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position of results of operations.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 2 – DISCONTINUED OPERATIONS

The Company has classified its former telesales call center and external (ISG) agent produced agency business (the “Agency Business”), its former Insurint business, and its leased offices located in New York and Florida as discontinued operations.

The financial position of discontinued operations was as follows:

	March 31, 2011	December 31, 2010

Accounts receivable, less allowance for doubtful accounts $0	$114,175	$149,913
Deferred compensation advances	-	200
Prepaid expenses	3,916	4,332
Other current assets	151,228	174,103
Other assets	12,935	51,227
Accounts payable	(3,402)	(82,431)
Accrued expenses	(539)	(134,203)
Sub-tenant security deposit	-	(99,840)
Net current assets of discontinued operations	$278,313	$63,301

The results of discontinued operations were as follows:

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Commission and other revenue from carriers	$63,189	$149,646
Transition policy commission pursuant to the Agreement	194,661	350,332
Gain on the sale of Insurint	-	578,569
Gain on disposal of property and equipment	-	6,000
Lead sale revenue	-	103
Insurint revenue	-	53,130
Sub-lease revenue	150,142	257,951

	407,992	1,395,731

Operating expenses:
Salaries, employee benefits and related taxes	11,133	167,388
Rent, utilities, telephone and communications	161,704	(11,387)
Professional fees	(1,961)	86,211
Other general and administrative	18,096	122,364

	188,972	364,576

Gain (loss) from discontinued operations	$219,020	$1,031,155

On February 20, 2009, the Company entered into and completed the sale of the Agency Business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a Client Transition Agreement (the “Agreement”).

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	At March 31, 2011	At December 31, 2010
Computer equipment and software	3	$1,169,538	$1,139,721
Office equipment	4.6	194,360	194,360
Office furniture and fixtures	6.7	191,363	191,363
Leasehold improvements	9.8	34,034	34,034
		1,589,295	1,559,478

Less accumulated depreciation		(1,040,894)	(945,860)

		$548,401	$613,618

For the three months ended March 31, 2011 and 2010, depreciation expense was $95,034 and $93,004, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Useful Life (Years)	At March 31, 2011	At December 31, 2010
InsPro Technologies intangible assets acquired	4.7	$2,097,672	$2,097,672
Software development costs for external marketing	2	174,296	174,296
		2,271,968	2,271,968

Less: accumulated amortization		(1,751,866)	(1,665,183)

		$520,102	$606,785

For the three months ended March 31, 2011 and 2010, amortization expense was $86,684 and $138,807 respectively.

Amortization expense subsequent to the period ended March 31, 2011 is as follows:

2011	$260,051
2012	260,051

$520,102

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 5 – SHAREHOLDERS’ EQUITY

Stock Options

During the three months ended March 31, 2011, 425,000 options previously granted to Warren Musser, the vice chairman of the Company’s board of directors, expired in accordance with the terms of the stock options.

The Company recorded compensation expense pertaining to director and employee stock options as follows:

	For the period ended March 31,
	2011	2010

Salaries, commission and related taxes	$17,777	$3,000

A summary of the Company's outstanding stock options as of and for the three months ended March 31, 2011 are as follows:
	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

Outstanding at December 31, 2010	6,590,000	$0.24	$0.30

For the period ended March 31, 2011
Granted	-	-	-
Exercised	-	-	-
Expired	(425,000)	2.70	0.77

Outstanding at March 31, 2011	6,165,000	$0.07	$0.27

Outstanding and exercisable at March 31, 2011	3,965,000	$0.79	$0.46

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

The following information applies to options outstanding at March 31, 2011:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.060	405,000	3.6	$0.060	255,000	$0.060
0.07	500,000	4.3	0.065	100,000	0.065
0.10	2,220,000	2.9	0.100	2,070,000	0.100
0.11	1,500,000	4.4	0.111	-	0.111
1.00	1,000,000	4.7	1.000	1,000,000	1.000
2.62	20,000	0.7	2.620	20,000	2.620
2.95	45,000	0.2	2.950	45,000	2.950
3.50	75,000	5.0	3.500	75,000	3.500
$3.600	400,000	5.1	$3.600	400,000	$3.600
	6,165,000			3,965,000

As of March 31, 2011, there were 30,000,000 shares of our common stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 22,406,980 shares of our common stock remain available for future stock option grants.

The total intrinsic value of stock options outstanding and exercisable as of March 31, 2011 was $0.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $180,383 as of March 31, 2011, which will be recognized over a weighted average 4.5 years in the future.

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

Common Stock Warrants

On January 10, 2011, warrants to purchase 1,175,000 shares of the Company’s common stock at an exercise price of $1.50 per share expired in accordance with the terms of the warrants.

A summary of the status of the Company's outstanding common stock warrants as of and for the three months ended March 31, 2011 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2010	93,162,344	0.24

For the period ended March 31, 2011
Granted	-	-
Exercised	-	-
Expired	(1,175,000)	1.50
Outstanding at March 31, 2011	91,987,344	0.24

Exercisable at March 31, 2011	91,987,344	$0.24

The following information applies to common stock warrants outstanding at March 31, 2011:

Exercise Price	Expiration Date	Weighted Average Remaining Life	Common Stock Warrants

$1.51	3/30/2012	1.0	4,966,887
0.20	3/31/2013	2.0	25,000,000
0.15	1/14/2014	2.8	26,666,667
0.15	3/26/2015	4.0	7,380,000
0.15	9/30/2015	4.5	18,000,010
0.15	11/29/2015	4.7	2,000,000
0.15	12/22/2015	4.7	7,973,780
$0.24		3.1	91,987,344

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

Preferred Stock warrants

A summary of the status of the Company's outstanding preferred stock warrants as of and for the period ended March 31, 2011 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2010	150,000	4.00

For the period ended March 31, 2011
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2011	150,000	0.00

Exercisable at March 31, 2011	150,000	$4.00

Outstanding preferred stock warrants at March 31, 2011 have a remaining contractual life of 4.4 years.

NOTE 6 – CAPITAL LEASE OBLIGATIONS

InsPro Technologies has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of March 31, 2011 and December 31, 2010:

	Useful Life (Years)	March 31, 2011	December 31, 2010
Computer equipment and software	3	$595,899	$595,899
Phone System	3	15,011	15,011
		610,910	610,910
Less accumulated depreciation		(458,017)	(413,837)
		$152,893	$197,073

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 6 – CAPITAL LEASE OBLIGATIONS

Future minimum payments required under capital leases at March 31, 2011 are as follows:

2011	$126,413
2012	99,209
2013	37,420
2014	30,757
2015	12,815

Total future payments	306,614
Less amount representing interest	26,807

Present value of future minimum payments	279,807
Less current portion	143,379

Long-term portion	$136,428

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”).  The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first.  The Company made contributions of $11,633 and $10,024 for the three months ended March 31, 2011 and 2010.

NOTE 8 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES

Restricted Cash and Operating Leases

Lease Termination, Termination of Letters of Credit, Reclassification of Restricted Cash

On January 4, 2011, the Company and FG2200, LLC, agreed to amend their lease whereby the Company paid to FG2200, LLC $16,300 as consideration to shorten the expiration of the lease to February 28, 2011, and to amend the security deposit provisions of the lease.  The amendment amended the security deposit whereby the Company’s existing $1,000,000 letter of credit, which served as the security deposit for the lease, expired on January 14, 2011, and was replaced by a $160,300 cash payment from the Company to FG2200, LLC, which consisted of $16,300 consideration for amending the Lease and a $150,000 security deposit.

INSPRO TECHNOLGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 8 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

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

The Company leases certain real and personal property under non-cancelable operating leases.  Rent expense was $255,783 and $311,794 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the effects of all events subsequent to March 31, 2011 through the date which the financial statements were available to be issued and has concluded that all events requiring adjustment to or disclosure in the financial statements have been made.

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

The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. While we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors, including general business and economic conditions and the risks and uncertainties described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, affect our ability to achieve our objectives. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. In addition, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. We may not update these forward-looking statements, even though our situation may change in the future.

We qualify all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements.

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

Use of Estimates - Management's Discussion and Analysis or Plan of Operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets such as intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates in 2011 and 2010 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, accrued expenses pertaining to abandoned facilities, warrant liability and revenue recognition.  Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Revenues

For the three months ended March 31, 2011 (“First Quarter 2011”), we earned revenues of $2,342,869 compared to $1,249,635 for the three months ended March 31, 2010 (“First Quarter 2010”), an increase of $1,093,234 or 88%.  Revenues include the following:

	For the Three Months Ended March 31,
	2011	2010

Professional services	$1,350,973	$555,890
ASP revenue	454,418	359,745
Sales of software licenses	335,000	125,000
Maintenance revenue	197,538	200,000
Sub-leasing revenue	4,940	9,000

Total	$2,342,869	$1,249,635

•
In First Quarter 2011 our professional services revenue increased $795,083 or 143% as a result of higher post implementation services, which were provided by InsPro Technologies in First Quarter 2011 to two of our clients. Implementation services included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•
In First Quarter 2011 our ASP revenue increased $94,673 or 26% as a result of a $45,000 one time set-up fee for a new client and increased fees from several existing clients.  In First Quarter 2011 we earned ASP revenue from nine InsPro clients.  ASP hosting service enables a client to either lease the InsPro software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro installation to the Company.  InsPro’s ASP hosting clients access InsPro installed on InsPro Technologies’ owned servers located at InsPro Technologies’ offices or at a third party’s site.

•	In First Quarter 2011 we earned $335,000 of license fee revenue, which include a license fee recognized upon the completion of the implementation of InsPro for a client.

•
In First Quarter 2011 our maintenance revenue decreased $2,462 or 1% as a result of the consolidation of a client’s two InsPro installations into one InsPro installation and the elimination of one of the two maintenance agreements for this client.  In First Quarter 2011 we earned maintenance revenues from nine clients.

•	In First Quarter 2011 and First Quarter of 2010 we earned sub-leasing revenue from the sub leasing of space in our Radnor office.

Cost of Revenues

Our cost of revenues for First Quarter 2011 was $1,658,861 as compared to $1,758,408 for First Quarter 2010 for an decrease of $99,547 or 6% as compared to First Quarter 2010.  Cost of revenues consisted of the following:

	For the Three Months Ended March 31,
	2011	2010

Salaries, employee benefits and related taxes	$1,057,248	$987,402
Professional fees	390,371	504,518
Rent, utilities, telephone and communications	81,305	75,516
Other cost of revenues	129,937	190,972
	$1,658,861	$1,758,408

•
Our salaries, employee benefits and related taxes component of cost of revenues in First Quarter 2011 was $1,057,248 as compared to $987,402 for First Quarter 2010 for an increase of $69,846 or 7% as compared to First Quarter 2010.  Salaries, employee benefits and related taxes increased as a result of increased employee staffing.

•
Our professional fees component of cost of revenues in First Quarter 2011 was $390,371 as compared to $504,518 for First Quarter 2010 for an decrease of $114,147 or 23% as compared to First Quarter 2010.  Professional fees decreased as a result of $167,571 of training and set up expense incurred in First Quarter 2010, which pertained to a new vendor that provides InsPro Technologies with offshore outsourcing capabilities.

•
Our rent, utilities, telephone and communications component of cost of revenues in First Quarter 2011 was $81,305 as compared to $75,516 for First Quarter 2010 for an increase of $5,789 or 8% as compared to First Quarter 2010.  Rent, utilities, telephone and communications increased as a result of scheduled increases in rental costs and increases in telephone and communications costs.

•
Our other cost of revenues component of cost of revenues in First Quarter 2011 was $129,937 as compared to $190,972 in First Quarter 2010, a decrease of $61,035 or 32%.  The decrease was the result of costs reduction initiatives pertaining to computer processing. Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $684,008 in First Quarter 2011 as compared to a gross loss of $508,773 in First Quarter 2010.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for First Quarter 2011 was $1,185,717 as compared to $1,451,517 for First Quarter 2010 for a decrease of $265,800 or 18% as compared to First Quarter 2010.  Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended March 31,
	2011	2010

Salaries, employee benefits and related taxes	$653,122	$596,009
Advertising and other marketing	23,477	57,343
Depreciation and amortization	181,718	231,811
Rent, utilities, telephone and communications	97,448	75,243
Professional fees	104,537	347,997
Other general and administrative	125,415	143,114
	$1,185,717	$1,451,517

In First Quarter 2011 we incurred salaries, employee benefits and related taxes of $653,122 as compared to $596,009 for First Quarter 2010, an increase of $57,113 or 10%. Salaries, commission and related taxes consisted of the following:

	For the Three Months Ended March 31,
	2011	2010

Salaries, wages and bonuses	$495,542	$476,049
Share based employee and director compensation	17,777	3,000
Commissions to employees	44,889	25,056
Employee benefits	29,443	29,812
Payroll taxes	50,721	38,205
Severance and other compensation	3,750	4,106
Directors’ compensation	11,000	19,781

Total	$653,122	$596,009

•
Salaries, wages and bonuses were $495,542 in First Quarter 2011 as compared to $476,049 in First Quarter 2010, an increase of $19,493 or 4%.  The increase is primarily the result of an increase in Mr. Oakes’ salary and to a lesser extent increased staffing.

•
Share based employee and director compensation expense was $17,777 in First Quarter 2011 as compared to $3,000 in First Quarter 2010.  The increase is attributable to vesting and expensing of all outstanding options issued subsequent to the First Quarter 2010.  Share based employee and director compensation consist of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.

•
Commissions to employees were $44,889 in First Quarter 2011 as compared to $25,056 in First Quarter 2010.  Commissions to employees increased as a result of increased commissionable revenue activity, which was paid to InsPro Technologies’ sales personnel.

•	Payroll taxes expense was $50,721 in First Quarter 2011 as compared to $38,205 in First Quarter 2010, an increase of $12,516 or 32%. The increase is the result of increased payroll expense.

Advertising and other marketing in First Quarter 2011 was $23,477 as compared to $57,343 in First Quarter 2010.  The decrease is the result of a non recurring finders’ fee payable to a third party in the First Quarter of 2010 pertaining to signing of a new client.

Depreciation and amortization expense consisted of the following:
	For the Three Months Ended March 31,
	2011	2010

Amortization of intangibles acquired as a result of the InsPro acquisition	$86,684	$117,020
Amortization of software and website development for external marketing	-	21,787
Depreciation expense	95,034	93,004

Total	$181,718	$231,811

•
In First Quarter 2011 we incurred amortization expense of $86,684 as compared to $117,020 in the First Quarter 2010 for the intangible assets acquired from InsPro Technologies (formerly Atiam Technologies, L.P.) on October 1, 2007.  The decrease is the result of no amortization for the employment and non-compete agreements acquired as this asset was fully amortized as of October 1, 2010.

•
In First Quarter 2010 we incurred amortization expense of $21,787 for software development cost for external marketing pertaining to InsPro Technologies’ InsPro system, which were fully amortized as of June 30, 2010.

•
In First Quarter 2011 we incurred depreciation expense of $95,034 as compared to $93,004 in First Quarter 2010. The increase was due to assets acquired by InsPro Technologies subsequent to March 31, 2010.

In First Quarter 2011 we incurred rent, utilities, telephone and communications expense of $97,448 as compared to $75,243 in First Quarter 2010.  The increase is primarily attributable to increased utilities and telecommunications costs.

In First Quarter 2011 we incurred professional fees of $104,537 as compared to $347,997 in First Quarter 2010.  The decrease in professional fees is attributable to legal costs incurred in connection with settled litigation with certain shareholders in the First Quarter of 2010 and to a lesser extent costs incurred in connection with the Company’s rights offering incurred in the First Quarter 2010.

In First Quarter 2011 we incurred other general and administrative expenses of $125,415 as compared to $143,114 in First Quarter 2010.  The decrease is the result of lower computer processing costs as a result of cost cutting initiatives.  Other general and administrative expense includes office expenses, travel and entertainment pertaining to sales and marketing activities, corporate insurance costs and computer hardware and software costs.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $501,709 in First Quarter 2011 as compared to a loss from operations of $1,960,290 in First Quarter 2010.

Gain on discontinued operations

Results from discontinued operations were as follows:
	For the Three Months Ended March 31,
	2011	2010
Revenues:
Commission and other revenue from carriers	$63,189	$149,646
Gain recognized upon the execution of the Agreement	-	-
Transition policy commission pursuant to the Agreement	194,661	350,332
Gain on the sale of Insurint	-	578,569
Gain on disposal of property and equipment	-	6,000
Lead sale revenue	-	103
Insurint revenue	-	53,130
Sub-lease revenue	150,142	257,951

	407,992	1,395,731

Operating expenses:
Salaries, employee benefits and related taxes	11,133	167,388
Lead, advertising and other marketing	-	-
Depreciation and amortization	-	-
Rent, utilities, telephone and communications	161,704	(11,387)
Professional fees	(1,961)	86,211
Loss on impairment of property and equipment	-	-
Loss on impairment of intangible assets	-	-
Other general and administrative	18,096	122,364
(Gain) on disposal of property and equipment	-	-

	188,972	364,576

Gain from discontinued operations	$219,020	$1,031,155

For First Quarter 2011 we earned revenues in discontinued operations of $407,992 compared to $1,395,731 in the First Quarter 2010, a decrease of $987,739 or 71%.  Revenues include the following:

•
Commission and other revenue from carriers of $63,189 in First Quarter 2011 as compared to $149,646 in First Quarter 2010.  The decrease is due to the declines in our telesales call center produced agency business.   We continue to receive commissions from carriers other than certain carriers and commissions on policies other than Transferred Policies, which were transferred to the acquirer.

•
Transition policy commission pursuant to the Agreement of $194,661 in First Quarter 2011 as compared to $350,332 in the First Quarter 2010.  The decrease is due to the declines in our telesales call center produced agency business. On February 20, 2009, the Company entered into and completed the sale of the Agency Business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a Client Transition Agreement (the “Agreement”).

•
During the first quarter of 2010 we recognized a $578,569 gain on the sale of Insurint effective open the execution of an asset purchase agreement (the “Insurint Sale Agreement”) with an unaffiliated third party.

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

o	We incurred $21,829 of legal costs pertaining to the Insurint Sale Agreement.

•	Insurint revenue of $53,130 in First Quarter 2010 ceased effective March 31, 2010 as a result of the Insurint Sale Agreement.

•
In First Quarter 2011 we earned sub-lease revenue of $150,142 as compared to $257,951 in First Quarter 2010 relating to the sub-lease of a portion of our Florida office and our former New York sales office. The decline in Sub-lease revenue is the result of the elimination of sub-lease revenue from our former New York sales office and lower sub-lease revenue from our former Deerfield Beach office.  Our leases for our former New York sales office and our former Deerfield Beach office expired on December 31, 2010 and February 28, 2011, respectively.  Sub-lease revenue on both offices included base rent, additional rent pertaining to utilities and occupancy costs and certain telephony, technology and facility services provided by us to certain of our sub-tenants.

Total operating expenses of discontinued operations for First Quarter 2011 was $188,972 as compared to $364,576 for First Quarter 2010 for a decrease of $175,604 or 48% as compared to First Quarter 2010.  The primary reason for the decrease is attributable to the sale of Insurint and the cessation of activities for Insurint subsequent to March 31, 2010.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $219,020 or $0.01 gain from discontinued operations basic and $0.00 diluted per share in First Quarter 2011 as compared to a gain from discontinued operations of $1,031,155 or $0.03 gain from discontinued operations basic and diluted per share in First Quarter 2010.

Other income (expenses)

In First Quarter 2011 we recognized a gain on change in fair value of warrants liabilities of $309,294 as compared to a gain of $974,468 in the First Quarter 2010.  The gain in both First Quarter 2011 and First Quarter 2010 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Interest income is attributable to interest-bearing cash deposits.  The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense of is lower in First Quarter 2011 as compared to the First Quarter of 2010 as a result of the repayment of our secured promissory note with the Co-Investment Fund II, L. P., A Delaware limited partnership (“Co-Investment”), in the fourth quarter of 2010 and the elimination of interest expense on the Secured Note.

Net income (loss)

As a result of these factors discussed above, we reported a net income of $27,641 or $0.00 loss basic and diluted per share and in First Quarter 2011 as compared to a net loss of $2,954 or $0.00 loss basic and diluted per share in First Quarter 2010.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had a cash balance of $5,211,859 and working capital of $4,552,600.

Net cash used by operations was $278,668 in First Quarter 2011 as compared to $853,841 in First Quarter 2010.  The improvement in cash flow from operations was the result of Increases in deferred revenue of $809,613, which is primarily the result of the collection of an deposit on a license fee payment and to a lesser extent the collection of annual maintenance fees in First Quarter 2011 partially offset by the recognition of license fee revenue in the First Quarter 2011, which was collected prior to 2011.  Also impacting the improvement in our cash flow from operations was our net income of $27,641 in the First Quarter of 2011 as compared to our net loss of $2,954 in the First Quarter of 2010 and:

•
Increases in accounts receivable of $860,523 in 2011, which is primarily the result of increases in InsPro billings especially for professional services and delays in payments from certain of InsPro’s clients.

•
Increases in accounts payable and accrued expenses of $70,731 in First Quarter 2011, which is primarily the result of an increase in accrued payroll expense, which will be paid in the second quarter of 2011.

•
Increases in net assets of discontinued operations of $215,012, which is primarily the result of the payment of lease payments pertaining to abandoned leases and the return of security deposits to the Company’s landlords and sub-tenants all pertaining to our former New York and Florida offices.

In addition to cash used in operating activities we incurred the following non cash gain and expenses in 2011, which were included in our net income (loss), including:

•	Recorded depreciation and amortization expense of $181,718 and $231,811 in 2011 and 2010, respectively.

•	Recorded stock-based compensation and consulting expense of $17,777 and $3,000 in 2011 and 2010, respectively.

•	Recognized a gain on change in fair value of warrants liabilities of $309,294 and $974,468 in 2011 and 2010, respectively.

•	We recorded a gain of $6,000 on the disposal of property and equipment of discontinued operations in First Quarter 2010.

Net cash used by investing activities in the First Quarter 2011 was $29,816 as compared to $110,363 in the First Quarter 2010.  Investing activities pertain to the purchase of property and equipment supporting current and future operations.

Net cash provided by financing activities in the First Quarter 2011 was $1,091,317 as compared to $1,200,040 in the First Quarter 2010.

•
During the first quarter of 2011 the letters of credit pertaining to the former leases for our Florida and New York offices, which were collateralized with assets in the form of a money market account and certificate of deposit and classified as restricted cash as of December 31, 2010, were terminated as a result of the expiration of these leases.  As a result of the termination of these letters of credit the restrictions on the money market account and certificate of deposit were lifted, and $1,152,573 was reclassified from restricted cash to cash during the first quarter of 2011.

•	During the first quarter of 2010 we received $1,107,000 in gross proceeds as a result of the exercise of subscription units pertaining to our rights offering, which was completed on March 26, 2010.

o
On January 14, 2010 we filed a prospectus for a rights offering on form S-1/A, which the Commission declared effective on January 22, 2010, to distribute to shareholders at no charge, one non-transferable subscription right for each 12,256 shares of our common stock and 613 shares of our preferred stock owned as of January 1, 2010, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks or other nominees on shareholders’ behalf, as a beneficial owner of such shares.  This rights offering was designed to give all of the holders of the Company’s common stock the opportunity to participate in an equity investment in the Company on the same economic terms as our 2009 private placement.

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

o
Of the 1,107 Subscription Units exercised Co-Investment exercised 1,000 basic subscription rights for $1,000,000 and on March 26, 2010, the Company issued to Co-Investment 250,000 shares of Series A preferred stock and five-year warrants to purchase in aggregate 5,000,000 shares of common stock at an exercise price of $0.20 per share.

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

 Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the results of such assessment, management have concluded that the our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and is accumulated and communicated to management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: May 16, 2011	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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