Form 10-Q
period 2011-06-30
InsPro Technologies Corp
filed 2011-08-15
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 14, 2011, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES CORPORATION
Form 10-Q Quarterly Report

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$4,704,418	$4,429,026
Accounts receivable, net	855,279	709,503
Tax receivable	3,615	6,455
Prepaid expenses	255,025	158,245
Other current assets	8,062	1,756
Assets of discontinued operations	187,636	63,301

Total current assets	6,014,035	5,368,286

Restricted cash	-	1,152,573
Property and equipment, net	506,857	613,618
Intangibles, net	433,418	606,785
Other assets	90,608	92,558

Total assets	$7,044,918	$7,833,820

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$33,506	$17,311
Accounts payable	839,770	918,972
Accrued expenses	439,102	346,808
Current portion of capital lease obligations	125,627	158,138
Due to related parties	-	8,370
Deferred revenue	1,048,075	377,500

Total current liabilities	2,486,080	1,827,099

LONG TERM LIABILITIES:
Warrant liability	3,100,772	4,030,340
Capital lease obligations	114,632	165,612

Total long term liabilities	3,215,404	4,195,952

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 2,797,379 shares issued and outstanding (liquidation value $8,392,137)	5,427,604	5,427,604
Common stock ($.001 par value; 300,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	36,810,421	36,764,016
Accumulated deficit	(43,800,238)	(43,286,498)

Total shareholders' equity	1,343,434	1,810,769

Total liabilities and shareholders' equity	$7,044,918	$7,833,820

(1) Derived from audited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,593,352	$1,461,542	$3,936,221	$2,711,177

Cost of revenues	1,788,813	1,637,464	3,447,674	3,395,872

Gross profit (loss)	(195,461)	(175,922)	488,547	(684,695)

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	634,663	644,756	1,287,785	1,240,765
Advertising and other marketing	30,567	26,060	54,044	83,404
Depreciation and amortization	173,070	241,673	354,788	473,484
Rent, utilities, telephone and communications	91,389	100,759	188,837	176,002
Professional fees	104,120	103,614	208,657	451,611
Other general and administrative	152,730	113,414	278,144	256,528

	1,186,539	1,230,276	2,372,255	2,681,794

Loss from operations	(1,382,000)	(1,406,198)	(1,883,708)	(3,366,489)

Gain from discontinued operations	220,485	700,204	439,505	1,731,359

Other income (expense):
Gain (loss) on the change of the fair value of warrant liability	620,274	(1,018,381)	929,568	(43,913)
Interest income	6,095	5,380	14,396	7,465
Interest expense	(6,236)	(45,941)	(13,501)	(96,311)

Total other income (expense)	620,133	(1,058,942)	930,463	(132,759)

Net (loss)	$(541,382)	$(1,764,936)	$(513,740)	$(1,767,889)

Net income (loss) per common share - basic and diluted:
Loss from operations	$(0.02)	$(0.06)	$(0.02)	$(0.08)
Gain from discontinued operations	0.01	0.02	0.01	0.04
Net income (loss) per common share - basic and diluted	$(0.01)	$(0.04)	$(0.01)	$(0.04)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $.001
	$.001 Par Value		$.001 Par Value		Par Value
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance - December 31, 2010	1,276,750	$2,864,104	2,797,379	$5,427,604	41,543,655	$41,543	$36,764,016	$(43,286,498)	$1,810,769

Amortization of deferred compensation							46,405		46,405

Net Loss for the period								(513,740)	(513,740)

Balance - June 30, 2011	1,276,750	$2,864,104	2,797,379	$5,427,604	41,543,655	$41,543	$36,810,421	$(43,800,238)	$1,343,434

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(513,740)	$(1,767,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	354,788	473,484
Stock-based compensation and consulting	46,405	7,200
(Gain) loss on change of fair value of warrant liability	(929,568)	43,913
Gain (loss) on the disposal of equipment of discontinued operations	-	6,530
Changes in assets and liabilities:
Accounts receivable	(145,776)	187,024
Tax receivable	2,840	8,432
Prepaid expenses	(96,780)	(198,873)
Other current assets	(6,306)	(16,247)
Other assets	1,950	8,053
Accounts payable	(79,202)	245,672
Accrued interest on related secured note from related party	-	70,880
Accrued expenses	92,294	(351,049)
Due to related parties	-	24,827
Deferred revenue	670,575	191,000
Assets of discontinued operations	(124,335)	(1,836,004)

Net cash used in operating activities	(726,855)	(2,903,047)

Cash Flows From Investing Activities:
Purchase of property and equipment	(74,660)	(169,172)

Net cash used in investing activities	(74,660)	(169,172)

Cash Flows From Financing Activities:
Gross proceeds from note payable	37,540	119,875
Payments on note payable	(21,345)	(30,178)
Gross proceeds from secured note from related party	-	1,000,000
Fees paid in connection with secured note from related party	(8,370)	(18,389)
Gross proceeds from capital leases	-	137,310
Payments on capital leases	(83,491)	(62,841)
Restricted cash in connection with letters of credit	1,152,573	1,838
Gross proceeds from sales of preferred stock and warrants	-	1,107,000

Net cash provided by financing activities	1,076,907	2,254,615

Net increase (decrease) in cash	275,392	(817,604)

Cash - beginning of the period	4,429,026	1,403,653

Cash - end of the period	$4,704,418	$586,049

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$13,501	$25,431

Non cash financing activities:
Accrued Interest on related party note	$-	$53,095

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2011.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2011 and December 31, 2010, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0.  The Company had no write-offs of accounts receivable during the six months ended June 30, 2011 and 2010.

Accounts receivable from the two largest InsPro Technologies clients accounted for 27% and 22%, respectively, of the Company’s total accounts receivable balance at June 30, 2011.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of June 30, 2011 and December 31, 2010, because of the relatively short-term maturity of these instruments and their market interest rates.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  In accordance with Financial Accounting Standards Board (FASB)  ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Warrant Liability

For the six months ended June 30, 2011, the Company recorded a gain on the change in fair value of derivative liability of $929,568 to mark to market for the decrease in fair value of the warrants during the six months ended June 30, 2011.

The Company determined the fair value of the warrant liability at June 30, 2011 was $3,100,772. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.03% and the following:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

1/15/2009	$0.15	26,666,667	2.5	485%	$1,333,083
3/26/2010	0.15	7,380,000	3.7	518%	369,000
9/30/2010	0.15	18,000,010	4.3	519%	900,000
11/29/2010	0.15	2,000,000	4.4	520%	100,000
12/22/2010	$0.15	7,973,780	4.5	520%	398,689
					$3,100,772

A summary of the Company's warrant liability activity and balances as of and for period ended June 30, 2011, are as follows:

Warrant liability balance as of December 31, 2010	$4,030,340
Decrease in the fair value of warrants liability during the period ended June 30, 2011	(929,568)
Warrant liability balance as of June 30, 2011	$3,100,772

Income taxes

The Company accounts for income taxes under the liability method.  Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (loss) per common share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.  Diluted loss per common share is not presented because it is anti-dilutive.  The Company's common stock equivalents at June 30, 2011, include the following:

Series A convertible preferred stock issued and outstanding	25,535,000
Series B convertible preferred stock issued and outstanding	55,947,580
Options, issued, outstanding and exercisable	3,820,000
Warrants to purchase common stock, issued, outstanding and exercisable	91,987,344
Warrants to purchase series A convertible preferred stock, issued, outstanding and exercisable	3,000,000
180,289,924

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”).  In 2010 the FDIC insurance coverage limit was permanently increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act.  Beginning December 31, 2010, the FDIC has implemented a new temporary insurance category to provide unlimited FDIC insurance coverage for funds held in noninterest-bearing transaction accounts at insured banks. This temporary category will remain in effect through December 31, 2012.

At June 30, 2011, the Company had $4,704,418 of cash in United States bank deposits, of which $1,486,438 was federally insured and $3,217,980 exceeded federally insured limits.

The following table lists the percentage of the Company’s revenue, which was earned from the Company’s two largest InsPro clients.
	For the Six Months ended June 30,
	2011	2010

Largest InsPro client	31%	32%
Second largest InsPro client	16%	24%

Stock-based compensation

The Company accounts for stock based compensation transactions using a fair-value-based method and recognizes compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied.

Registration rights agreements

The Company classifies as liability instruments the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act of 1933, as amended, a registration statement with the Commission within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements and such failure is probable. Registration rights with these characteristics are accounted for as derivative financial instruments at fair value and contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments.

At June 30, 2011, the Company does not believe that it is probable that the Company will incur a penalty in connection with the Company’s registration rights agreements.  Accordingly no liability was recorded as of June 30, 2011.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In June 2011, FASB issued guidance which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income. This guidance is effective for fiscal periods beginning after December 15, 2011. The adoption of this standard will not impact our consolidated financial statements.

In May 2011, the FASB issued guidance and clarification about the application of existing fair value measurements and disclosure requirements. This guidance will be effective for interim and fiscal periods beginning after December 15, 2011. We will review the requirements under the standard to determine what impacts, if any, the adoption would have on our consolidated financial statements.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2 – DISCONTINUED OPERATIONS

The Company has classified its former telesales call center and external (ISG) agent produced agency business (the “Agency Business”), its former Insurint business, and its leased offices located in New York and Florida as discontinued operations.

The financial position of discontinued operations was as follows:

	June 30, 2011	December 31, 2010

Accounts receivable, less allowance for doubtful accounts $0	$56,247	$149,913
Deferred compensation advances	-	200
Prepaid expenses	2,848	4,332
Other current assets	128,541	174,103
Other assets	-	51,227
Accounts payable	-	(82,431)
Accrued expenses	-	(134,203)
Sub-tenant security deposit	-	(99,840)
Net current assets of discontinued operations	$187,636	$63,301

The results of discontinued operations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Commission and other revenue from carriers	$47,737	$113,095	$110,926	$262,741
Transition policy commission pursuant to the Agreement	194,008	317,724	388,669	668,056
Gain on the sale of Insurint	-	-	-	578,569
Gain on disposal of property and equipment	-	530		6,530
Lead sale revenue	-	-	-	103
Insurint revenue	-	210	-	53,340
Sub-lease revenue	-	334,941	150,142	592,892

	241,745	766,500	649,737	2,162,231

Operating expenses:
Salaries, employee benefits and related taxes	(15)	30,451	11,118	197,839
Rent, utilities, telephone and communications	9,806	(94,113)	171,510	(105,500)
Professional fees	-	83,803	(1,961)	170,014
Other general and administrative	11,469	46,155	29,565	168,519

	21,260	66,296	210,232	430,872

Gain (loss) from discontinued operations	$220,485	$700,204	$439,505	$1,731,359

On February 20, 2009, the Company entered into and completed the sale of the Agency Business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a Client Transition Agreement (the “Agreement”).

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	At June 30, 2011	At December 31, 2010
Computer equipment and software	3	$1,205,805	$1,139,721
Office equipment	4.6	202,936	194,360
Office furniture and fixtures	6.7	191,363	191,363
Leasehold improvements	9.8	34,034	34,034
		1,634,138	1,559,478

Less accumulated depreciation		(1,127,281)	(945,860)

		$506,857	$613,618

For the three months ended June 30, 2011 and 2010, depreciation expense was $86,386 and $102,867, respectively.  For the six months ended June 30, 2011 and 2010, depreciation expense was $181,420 and $195,871, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Useful Life (Years)	At June 30, 2011	At December 31, 2010
InsPro Technologies intangible assets acquired	4.7	$2,097,672	$2,097,672
Software development costs for external marketing	2	174,296	174,296
		2,271,968	2,271,968

Less: accumulated amortization		(1,838,550)	(1,665,183)

		$433,418	$606,785

For the three months ended June 30, 2011 and 2010, amortization expense was $86,684 and $138,806 respectively.  For the six months ended June 30, 2011 and 2010, amortization expense was $173,368 and $277,614 respectively.

Amortization expense subsequent to the period ended June 30, 2011 is as follows:

2011	$173,367
2012	260,051
$433,418

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 5 – SHAREHOLDERS’ EQUITY

Stock Options

During the six months ended June 30, 2011, 425,000 options previously granted to Warren Musser, the vice chairman of the Company’s board of directors, expired in accordance with the terms of the stock options.  During 2011, 295,000 options previously granted to various current and former employees expired in accordance with the terms of the stock options.

On June 20, 2011, the Company issued to Mr. Michael Mullin, who is InsPro Technologies’ Chief Operating Officer, a stock option grant to purchase a total of 1,000,000 shares of the Company’s common stock, which vests as follows: 200,000 shares of common stock on each of December 20, 2011 and June 20, 2012, and 300,000 shares of common stock on each of June 20, 2013 and June 20, 2014.  This option has a five year term and an exercise price of $0.10, which is equal to the closing price of one share of the Company’s common stock as quoted on the OTCBB on June 20, 2011.

The fair value of the option granted to Mr. Mullin was estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: Expected volatility 516%, risk-free interest rate 0.03%, expected life in years 5, and assumed dividend yield 0%.

The Company recorded compensation expense pertaining to director and employee stock options as follows:

	For six months ended ended June 30,
	2011	2010

Salaries, commission and related taxes	$46,405	$7,200

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

A summary of the Company's outstanding stock options as of and for the six months ended June 30, 2011 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

Outstanding at December 31, 2010	6,590,000	$0.21	$0.28

For the period ended June 30, 2011
Granted	1,000,000	0.10	0.10
Exercised	-	-	-
Expired	(720,000)	2.70	0.77

Outstanding at June 30, 2011	6,870,000	$(0.08)	$0.19

Outstanding and exercisable at June 30, 2011	3,820,000	$0.78	$0.45

The following information applies to options outstanding at June 30, 2011:

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.060	405,000	3.4	$0.060	255,000	$0.060
0.065	500,000	4.0	0.065	100,000	0.065
0.100	2,970,000	2.6	0.100	1,970,000	0.100
0.111	1,500,000	4.1	0.111	-	0.111
1.000	1,000,000	4.4	1.000	1,000,000	1.000
2.620	20,000	0.5	2.620	20,000	2.620
3.500	75,000	4.8	3.500	75,000	3.500
$3.600	400,000	4.8	$3.600	400,000	$3.600
	6,870,000			3,820,000

As of June 30, 2011, there were 30,000,000 shares of our common stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 22,126,980 shares of our common stock remain available for future stock option grants.

The total intrinsic value of stock options outstanding and exercisable as of June 30, 2011 was $0.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $251,755 as of June 30, 2011, which will be recognized over a weighted average 4.5 years in the future.

Common Stock Warrants

On January 10, 2011, warrants to purchase 1,175,000 shares of the Company’s common stock at an exercise price of $1.50 per share expired in accordance with the terms of the warrants.

A summary of the status of the Company's outstanding common stock warrants as of and for the six months ended June 30, 2011 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2010	93,162,344	0.24

For the period ended June 30, 2011
Granted	-	-
Exercised	-	-
Expired	(1,175,000)	1.50
Outstanding at June 30, 2011	91,987,344	0.24

Exercisable at June 30, 2011	91,987,344	$0.24

The following information applies to common stock warrants outstanding at June 30, 2011:

Warrant Issue Date	Warrant Exercise Price	Warrant Expiration Date	Weighted Average Remaining Life	Anti-dilution Provision Expiration Date	Outstanding Common Stock Warrants

3/30/2007	$1.51	3/30/2012	0.8	expired	4,966,887
3/31/2008	0.20	3/31/2013	1.8	expired	25,000,000
1/15/2009	0.15	1/14/2014	2.5	9/29/2012	26,666,667
3/26/2010	0.15	3/26/2015	3.7	9/29/2012	7,380,000
9/30/2010	0.15	9/30/2015	4.3	9/29/2012	18,000,010
11/29/2010	0.15	11/29/2015	4.4	9/29/2012	2,000,000
12/22/2010	0.15	12/22/2015	4.5	9/29/2012	7,973,780
					91,987,344

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

Preferred Stock Warrants

A summary of the status of the Company's outstanding preferred stock warrants as of and for the period ended June 30, 2011 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2010	150,000	4.00

For the period ended June 30, 2011
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2011	150,000	0.00

Exercisable at June 30, 2011	150,000	$4.00

Outstanding preferred stock warrants at June 30, 2011 have a remaining contractual life of 4.2 years.

NOTE 6 – CAPITAL LEASE OBLIGATIONS

InsPro Technologies has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of June 30, 2011 and December 31, 2010:
	Useful Life (Years)	June 30, 2011	December 31, 2010
Computer equipment and software	3	$595,899	595,898
Phone System	3	15,011	15,011
Leasehold improvements			-
		610,910	610,909
Less accumulated depreciation		(495,344)	(413,837)
		$115,566	197,072

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 6 – CAPITAL LEASE OBLIGATIONS

Future minimum payments required under capital leases at June 30, 2011 are as follows:

2011	$80,189
2012	99,962
2013	37,420
2014	30,757
2015	12,815

Total future payments	261,143
Less amount representing interest	20,884

Present value of future minimum payments	240,259
Less current portion	125,627

Long-term portion	$114,632

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation (the “Contribution”).  The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first.  The Company made contributions of $21,923 and $20,419 for the six months ended June 30, 2011 and 2010.

NOTE 8 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 8 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

On January 14, 2011, the Company’s $1,000,000 letter of credit was terminated by the issuing bank at the request of the Company and the restrictions on the restricted cash, which served as collateral and was included in restricted cash, were eliminated on that date.

On February 5, 2011, the Company’s $151,503 letter of credit was terminated by the issuing bank at the request of the Company and the restrictions on the restricted cash, which served as collateral and was included in restricted cash, were eliminated on that date together with $1,070 of accrued interest on the bank deposit previously classified as restricted cash.

The Company leases certain real and personal property under non-cancelable operating leases.  Rent expense was $409,001 and $9,333 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the effects of all events subsequent to June 30, 2011 through the date which the financial statements were available to be issued and has concluded that all events requiring adjustment to or disclosure in the financial statements have been made.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Quarterly Report on Form 10-Q, including in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results and costs associated with the Company’s operations and other similar statements. Various factors, including competitive pressures, regulatory changes, customer defaults or insolvencies, adverse resolution of any contract or other disputes with customers, or the loss of one or more key client relationships, could cause actual outcomes and results to differ materially from those described in forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The current operations of InsPro Technologies Corporation (the “Company”, “we”, “us” or “our”) consist of the operations of our InsPro Technologies, LLC subsidiary (“InsPro Technologies”).

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

Use of Estimates - Management's Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets such as intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates in 2011 and 2010 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, accrued expenses pertaining to abandoned facilities, warrant liability and revenue recognition.  Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Revenues

For the three months ended June 30, 2011 (“Second Quarter 2011”), we earned revenues of $1,593,352 compared to $1,461,542 for the three months ended June 30, 2010 (“Second Quarter 2010”), an increase of $131,810 or 9%.  Revenues include the following:

	For the Three Months Ended June 30,
	2011	2010

Professional services	$947,829	$882,587
ASP revenue	441,786	378,955
Maintenance revenue	197,537	200,000
Sub-leasing and other revenue	6,200	-

Total	$1,593,352	$1,461,542

•
In Second Quarter 2011 our professional services revenue increased $65,242 or 7% as a result of higher implementation services, which were provided by InsPro Technologies in Second Quarter 2011 to two of our clients.  Implementation services included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•
In Second Quarter 2011 our ASP revenue increased $62,829 or 17% as a result of increased fees from a new and several existing clients.  ASP hosting service enables a client to either lease the InsPro software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro installation to the Company.  InsPro’s ASP hosting clients access InsPro installed on InsPro Technologies’ owned servers located at InsPro Technologies’ offices or at a third party’s site.

•
In Second Quarter 2011 our maintenance revenue decreased $2,462 or 1% as a result of the consolidation of a client’s two InsPro installations into one InsPro installation and the elimination of one of the two maintenance agreements for this client.

•	In Second Quarter 2011 we earned sub-leasing revenue from the sub leasing of space in our Radnor office.

Cost of Revenues

Our cost of revenues for Second Quarter 2011 was $1,788,813 as compared to $1,637,464 for Second Quarter 2010 for a increase of $151,349 or 9% as compared to Second Quarter 2010.  Cost of revenues consisted of the following:

	For the Three Months Ended June 30,
	2011	2010

Salaries, employee benefits and related taxes	$1,176,325	$1,038,735
Professional fees	395,397	351,021
Rent, utilities, telephone and communications	89,089	80,234
Other cost of revenues	128,002	167,474
	$1,788,813	$1,637,464

•
Our salaries, employee benefits and related taxes component of cost of revenues in Second Quarter 2011 was $1,176,325 as compared to $1,038,735 for Second Quarter 2010 for an increase of $137,590 or 13% as compared to Second Quarter 2010.  Salaries, employee benefits and related taxes increased primarily a result of $66,385 of post employment expense pertaining to a Separation of Employment Agreement and General Release between the Company and InsPro Technologies’ former Chief Operating Officer and increased employee staffing.

•
Our professional fees component of cost of revenues in Second Quarter 2011 was $395,397 as compared to $351,021 for Second Quarter 2010 for an increase of $44,376 or 13% as compared to Second Quarter 2010.  Professional fees increased as a result of increased utilization of an outside consulting firm, which is assisting us with modifications to InsPro’s functionality to support a new client’s business.

•
Our rent, utilities, telephone and communications component of cost of revenues in Second Quarter 2011 was $89,089 as compared to $80,234 for Second Quarter 2010.  Rent, utilities, telephone and communications increased as a result of scheduled increases in rental costs and increases in telephone and communications costs.

•
Our other cost of revenues component of cost of revenues in Second Quarter 2011 was $128,002 as compared to $167,474 in Second Quarter 2010, a decrease of $39,473 or 24%.  The decrease was the result of costs reduction initiatives pertaining to computer processing.  Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Loss

As a result of the aforementioned factors, we reported a gross loss of $195,461 in Second Quarter 2011 as compared to a gross loss of $175,922 in Second Quarter 2010.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for Second Quarter 2011 was $1,186,539 as compared to $1,230,276 for Second Quarter 2010 for a decrease of $43,737 or 4% as compared to Second Quarter 2010.  Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended June 30,
	2011	2010

Salaries, employee benefits and related taxes	$634,663	$644,756
Advertising and other marketing	30,567	26,060
Depreciation and amortization	173,070	241,673
Rent, utilities, telephone and communications	91,389	100,759
Professional fees	104,120	103,614
Other general and administrative	152,730	113,414
	$1,186,539	$1,230,276

In Second Quarter 2011 we incurred salaries, employee benefits and related taxes of $634,663 as compared to $644,756 for Second Quarter 2010, a decrease of $10,093 or 2%. Salaries, commission and related taxes consisted of the following:

	For the Three Months Ended June 30,
	2011	2010

Salaries, wages and bonuses	$521,194	$537,197
Share based employee and director compensation	28,628	4,200
Commissions to employees	3,632	5,370
Employee benefits	25,698	32,676
Payroll taxes	24,661	37,103
Severance and other compensation	3,850	6,358
Directors’ compensation	27,000	21,852

Total	$634,663	$644,756

•
Salaries, wages and bonuses were $521,194 in Second Quarter 2011 as compared to $537,197 in Second Quarter 2010, a decrease of $16,003 or 3%.  The decrease is primarily the result of lower staffing and cost savings initiatives in our corporate areas.

•
Share based employee and director compensation expense was $28,628 in Second Quarter 2011 as compared to $4,200 in Second Quarter 2010.  The increase is attributable to vesting and expensing of all outstanding options issued subsequent to the Second Quarter 2010.  Share based employee and director compensation consist of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.

•	Commissions to employees decreased as a result of decreased commissionable revenue activity, which was paid to InsPro Technologies’ sales personnel.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended June 30,
	2011	2010

Amortization of intangibles acquired as a result of the InsPro acquisition	$86,684	$117,019
Amortization of software and website development for external marketing	-	21,787
Depreciation expense	86,386	102,867

Total	$173,070	$241,673

•
In Second Quarter 2011 we incurred amortization expense of $86,684 as compared to $117,019 in the Second Quarter 2010 for the intangible assets acquired from InsPro Technologies (formerly Atiam Technologies, L.P.) on October 1, 2007.  The decrease is the result of the full amortization for the employment and non-compete agreements acquired as of October 1, 2010.

•
In Second Quarter 2010 we incurred amortization expense of $21,787 for software development cost for external marketing pertaining to InsPro Technologies’ InsPro system, which were fully amortized as of June 30, 2010.

•
In Second Quarter 2011 we incurred depreciation expense of $86,386 as compared to $102,867 in Second Quarter 2010.  The decrease was due to certain assets becoming fully depreciated prior to Second Quarter 2011.

In Second Quarter 2011 we incurred other general and administrative expenses of $152,730 as compared to $113,414 in Second Quarter 2010.  The increase is primarily the result of higher travel and entertainment costs incurred in connection with sales and marketing activities and costs associated with the closure of our accounting office in Florida.  Other general and administrative expense includes office expenses, travel and entertainment pertaining to sales and marketing activities, corporate insurance costs and computer hardware and software costs.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $1,382,000 in Second Quarter 2011 as compared to a loss from operations of $1,406,198 in Second Quarter 2010.

Gain on discontinued operations

Results from discontinued operations were as follows:
	For the Three Months Ended June 30,
	2011	2010
Revenues:
Commission and other revenue from carriers	$47,737	$113,095
Transition policy commission pursuant to the Agreement	194,008	317,724
Gain on the sale of Insurint	-	-
Gain on disposal of property and equipment	-	530
Lead sale revenue	-	-
Insurint revenue	-	210
Sub-lease revenue	-	334,941

	241,745	766,500

Operating expenses:
Salaries, employee benefits and related taxes	(15)	30,451
Rent, utilities, telephone and communications	9,806	(94,113)
Professional fees	-	83,803
Other general and administrative	11,469	46,155

	21,260	66,296

Gain from discontinued operations	$220,485	$700,204

For Second Quarter 2011 we earned revenues in discontinued operations of $241,745 as compared to $766,500 in the Second Quarter 2010, a decrease of $524,755 or 68%.  Revenues include the following:

•
Commission and other revenue from carriers of $47,737 in Second Quarter 2011 as compared to $113,095 in Second Quarter 2010.  The decrease is due to the declines in our telesales call center produced agency business.   We continue to receive commissions from carriers other than certain carriers and commissions on policies other than transferred policies, which were transferred to the acquirer.

•
Transition policy commission pursuant to the Agreement of $194,008 in Second Quarter 2011 as compared to $317,724 in the Second Quarter 2010.  The decrease is due to the declines in our telesales call center produced agency business. On February 20, 2009, the Company entered into and completed the sale of the agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a Client Transition Agreement.

•	Insurint revenue ceased effective March 31, 2010 as a result of the Insurint Sale Agreement (as defined below).

•
In Second Quarter 2010 we earned sub-lease revenue of $334,941 relating to the sub-lease of our former Florida and New York offices.  Our leases for our former New York sales office and our former Deerfield Beach office expired on December 31, 2010 and February 28, 2011, respectively.  Sub-lease revenue from our former offices also ceased effective with the expiration of our leases of our former offices.

Total operating expenses of discontinued operations for Second Quarter 2011 was $21,260 as compared to $66,296 for Second Quarter 2010.  The primary reason for the decrease is attributable to legal costs incurred in the Second Quarter 2010 pertaining to settling certain claims from certain of our former telesales employees.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $220,485 or $0.01 gain from discontinued operations per share in Second Quarter 2011 as compared to a gain from discontinued operations of $700,204 or $0.02 gain from discontinued operations per share in Second Quarter 2010.

Other income (expenses)

In Second Quarter 2011 we recognized a gain on change in fair value of warrants liabilities of $620,274 as compared to a loss of $1,018,381 in the Second Quarter 2010.  The gain in Second Quarter 2011 and the loss in the Second Quarter 2010 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Interest income is attributable to interest-bearing cash deposits.  The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense is lower in Second Quarter 2011 as compared to Second Quarter 2010 as a result of the repayment of our secured promissory note with the Co-Investment Fund II, L. P., A Delaware limited partnership (“Co-Investment”), in the fourth quarter of 2010 and the elimination of interest expense on the secured note.

Net loss

As a result of these factors discussed above, we reported a net loss of $541,382 or $0.01 loss per share in Second Quarter 2011 as compared to a net loss of $1,764,936 or $0.04 loss per share in Second Quarter 2010.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Revenues

For the six months ended June 30, 2011 (“2011 To Date”), we earned revenues of $3,936,221 as compared to $2,711,177 for the six months ended June 30, 2010 (“2010 To Date”), an increase of $1,225,044 or 45%.  Revenues include the following:

	For the Six Months Ended June 30,
	2011	2010

Professional services	$2,298,802	$1,438,477
ASP revenue	896,204	738,700
Sales of software licenses	335,000	125,000
Maintenance revenue	395,075	400,000
Sub-leasing and other revenue	11,140	9,000

Total	$3,936,221	$2,711,177

•
In 2011 To Date our professional services revenue increased $860,325 or 60% primarily as a result of higher post implementation services, which were provided by InsPro Technologies in 2011 To Date to two of our clients, and to a lesser extent implementation services, which were provided to three clients.  Implementation services included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•
In 2011 To Date our ASP revenue increased $157,504 or 21% as a result of increased fees from several existing clients.  ASP hosting service enables a client to either lease the InsPro software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro installation to the Company.  InsPro’s ASP hosting clients access InsPro installed on InsPro Technologies’ owned servers located at InsPro Technologies’ offices or at a third party’s site.

•
In 2011 To Date we earned $335,000 of license fee revenue, which represents a license fee recognized upon the completion of the implementation of InsPro for a client.  In 2010 To Date we earned license fee revenue of $125,000, which represented a portion of the total contractual price of the sale of a software license purchased by the client and recognized in 2010.

•
In 2011 To Date our maintenance revenue decreased $4,925 or 1% as a result of the consolidation of a client’s two InsPro installations into one InsPro installation and the elimination of one of the two maintenance agreements for this client.

•
In 2011 To Date we earned sub-leasing revenue from the sub-lease of space in our Radnor office.  Subleasing revenue increased primarily as a result of our subleasing office space for less than 6 months in 2010 To Date as compared to 6 months in 2011 To Date.

Cost of Revenues

Our cost of revenues for 2011 To Date was $3,447,674 as compared to $3,395,872 for 2010 To Date for an increase of $51,802 or 2% as compared to 2010 To Date.  Cost of revenues consisted of the following:

	For the Six Months Ended June 30,
	2011	2010

Salaries, employee benefits and related taxes	$2,233,574	$2,026,137
Professional fees	785,768	855,539
Rent, utilities, telephone and communications	170,394	155,750
Other cost of revenues	257,938	358,446
	$3,447,674	$3,395,872

•
Our salaries, employee benefits and related taxes component of cost of revenues in 2011 To Date was $2,233,574 as compared to $2,026,137 for 2010 To Date for an increase of $207,437 or 10% as compared to 2010 To Date.  Salaries, employee benefits and related taxes increased primarily as a result of increased employee staffing and $66,385 of post employment expense pertaining to a Separation of Employment Agreement and General Release between the Company and InsPro Technologies’ former Chief Operating Officer.

•
Our professional fees component of cost of revenues in 2011 To Date was $785,768 as compared to $855,539 for 2010 To Date for a decrease of $69,771 or 8% as compared to 2010 To Date.  Professional fees decreased as a result of $167,571 of training and set up expense incurred in 2010 To Date, which pertained to a then new vendor that provides InsPro Technologies with offshore outsourcing capabilities, partially offset by increased utilization of an outside consulting firm, which is assisting us with modifications to InsPro’s functionality to support a new client’s business.

•
Our rent, utilities, telephone and communications component of cost of revenues in 2011 To Date was $170,394 as compared to $155,750 for 2010 To Date for an increase of $14,644 or 9% as compared to 2010 To Date.  Rent, utilities, telephone and communications increased as a result of scheduled increases in rental costs and increases in telephone and communications costs.

•
Our other cost of revenues component of cost of revenues in 2011 To Date was $257,938 as compared to $358,446 in 2010 To Date, a decrease of $100,508 or 28%.  The decrease was the result of costs reduction initiatives pertaining to computer processing.  Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit (Loss)

As a result of the aforementioned factors, we reported a gross profit of $488,547 in 2011 To Date as compared to a gross loss of $684,695 in 2010 To Date.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for 2011 To Date were $2,372,255 as compared to $2,681,794 for 2010 To Date for a decrease of $309,539 or 12% as compared to 2010 To Date.  Selling, marketing and administrative expenses consisted of the following:

	For the Six Months Ended June 30,
	2011	2010

Salaries, employee benefits and related taxes	$1,287,785	$1,240,766
Advertising and other marketing	54,044	83,403
Depreciation and amortization	354,788	473,484
Rent, utilities, telephone and communications	188,837	176,002
Professional fees	208,657	451,611
Other general and administrative	278,144	256,528
	$2,372,255	$2,681,794

In 2011 To Date we incurred salaries, employee benefits and related taxes of $1,287,785 as compared to $1,240,766 for 2010 To Date, an increase of $47,019 or 4%. Salaries, commission and related taxes consisted of the following:

	For the Six Months Ended June 30,
	2011	2010

Salaries, wages and bonuses	$1,016,736	$1,013,247
Share based employee and director compensation	46,405	7,200
Commissions to employees	48,521	30,426
Employee benefits	55,141	62,488
Payroll taxes	75,382	75,308
Severance and other compensation	7,600	10,464
Directors’ compensation	38,000	41,633

Total	$1,287,785	$1,240,766

•
Share based employee and director compensation expense was $46,405 in 2011 To Date as compared to $7,200 in 2010 To Date.  The increase is attributable to vesting and expensing of all outstanding options issued subsequent to 2010 To Date.  Share based employee and director compensation consist of stock option and restricted stock grants, which are valued at fair-value at the date of the grant and expensed over the stock option’s vesting period or the duration of employment, whichever is shorter.

•
Commissions to employees were $48,521 in 2011 To Date as compared to $30,426 in 2010 To Date.  Commissions to employees increased as a result of increased commissionable revenue activity, which was paid to InsPro Technologies’ sales personnel.

Advertising and other marketing in 2011 To Date was $54,044 as compared to $83,403 in 2010 To Date.  The decrease is the result of a non recurring finders’ fee payable to a third party in 2010 pertaining to the signing of a new client.

Depreciation and amortization expense consisted of the following:
	For the Six Months Ended June 30,
	2011	2010

Amortization of intangibles acquired as a result of the InsPro acquisition	$173,368	$234,039
Amortization of software and website development for external marketing	-	43,574
Depreciation expense	181,420	195,871

Total	$354,788	$473,484

•
In 2011 To Date we incurred amortization expense of $173,368 as compared to $234,039 in the 2010 To Date for the intangible assets acquired from InsPro Technologies (formerly Atiam Technologies, L.P.) on October 1, 2007.  The decrease is the result of the full amortization for the employment and non-compete agreements acquired as of October 1, 2010.

•
In 2010 To Date we incurred amortization expense of $43,574 for software development cost for external marketing pertaining to InsPro Technologies’ InsPro system, which were fully amortized as of June 30, 2010.

•	In 2011 To Date we incurred depreciation expense of $181,420 as compared to $195,871 in 2010 To Date. The decrease was due to certain assets becoming fully depreciated prior to Second Quarter 2011.

In 2011 To Date we incurred rent, utilities, telephone and communications expense of $188,837 as compared to $176,002 in 2010 To Date.  The increase is primarily attributable to increased utilities and telecommunications costs.

In 2011 To Date we incurred professional fees of $208,657 as compared to $451,611 in 2010 To Date.  The decrease in professional fees is primarily attributable to legal costs incurred in connection with settled litigation with certain shareholders in 2010 and to a lesser extent costs incurred in connection with the Company’s rights offering incurred in 2010.

In 2011 To Date we incurred other general and administrative expenses of $278,144 as compared to $256,528 in 2010 To Date.  The increase is primarily the result of higher travel and entertainment pertaining to sales and marketing activities.  Other general and administrative expense includes office expenses, travel and entertainment pertaining to sales and marketing activities, corporate insurance costs and computer hardware and software costs.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $1,883,708 in 2011 To Date as compared to a loss from operations of $3,366,489 in 2010 To Date.

Gain on discontinued operations

Results from discontinued operations were as follows:
	For the Six Months Ended June 30,
	2011	2010
Revenues:
Commission and other revenue from carriers	$110,926	$262,741
Transition policy commission pursuant to the Agreement	388,669	668,056
Gain on the sale of Insurint	-	578,569
Gain on disposal of property and equipment	-	6,530
Lead sale revenue	-	103
Insurint revenue	-	53,340
Sub-lease revenue	150,142	592,892

	649,737	2,162,231

Operating expenses:
Salaries, employee benefits and related taxes	11,118	197,839
Rent, utilities, telephone and communications	171,510	(105,500)
Professional fees	(1,961)	170,014
Other general and administrative	29,565	168,519

	210,232	430,872

Gain (loss) from discontinued operations	$439,505	$1,731,359

For 2011 To Date we earned revenues in discontinued operations of $649,737 compared to $2,162,231 in 2010 To Date, a decrease of $1,512,494 or 70%.  Revenues include the following:

•
Commission and other revenue from carriers of $110,926 in 2011 To Date as compared to $262,741 in 2010 To Date.  The decrease is due to the declines in our telesales call center produced agency business.   We continue to receive commissions from carriers other than certain carriers and commissions on policies other than Transferred Policies, which were transferred to the acquirer.

•
Transition policy commission pursuant to the agency business sales agreement of $388,669 in 2011 To Date as compared to $668,056 in the 2010 To Date.  The decrease is due to the declines in our telesales call center produced agency business.

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

o	We incurred $21,829 of legal costs pertaining to the Insurint Sale Agreement.

•	Insurint revenue ceased effective March 31, 2010 as a result of the Insurint Sale Agreement.

•
In 2011 To Date we earned sub-lease revenue of $150,142 as compared to $592,892 in 2010 To Date from the sub-leasing of our former New York and Florida offices.  Our leases for our former New York and Florida offices expired on December 31, 2010 and February 28, 2011, respectively.  Sub-lease revenue from our former offices ceased effective with the expiration of our leases of our former offices.

Total operating expenses of discontinued operations for 2011 To Date was $210,232 as compared to $430,872 for 2010 To Date for a decrease of $220,640 or 51% as compared to 2010 To Date.  The primary reason for the decrease is attributable to the sale of Insurint and the cessation of activities for Insurint subsequent to March 31, 2010.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $439,505 or $0.01 gain from discontinued operations per share in 2011 To Date as compared to a gain from discontinued operations of $1,731,359 or $0.04 gain from discontinued operations per share in 2010 To Date.

Other income (expenses)

In 2011 To Date we recognized a gain on change in fair value of warrants liabilities of $929,568 as compared to a loss of $43,913 in 2010 To Date.  The gain in 2011 To Date and in 2010 To Date represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Interest income is attributable to interest-bearing cash deposits.  The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense is lower in 2011 To Date as compared to 2010 To Date as a result of the repayment of our secured promissory note with the Co-Investment in the fourth quarter of 2010 and the elimination of interest expense on the secured note.

Net loss

As a result of these factors discussed above, we reported a net loss of $513,740 or $0.01 loss per share in 2011 To Date as compared to a net loss of $1,767,889 or $0.04 loss per share in 2010 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we had a cash balance of $4,704,418 and working capital of $3,527,955.

Net cash used by operations was $726,855 in 2011 as compared to $2,903,047 in 2010.  The improvement in cash flow from operations was primarily the result of cash disbursements in discontinued operations in 2010 pertaining to our former Florida office, which are reflected in the change in assets/liabilities of discontinued operations, and to a lesser extent the collection of a deposit on a license fee payment, which is reflected in the change in deferred revenue.  Also impacting the improvement in our cash flow from operations was our net loss of $513,740 in 2011 as compared to our net loss of $1,767,889 in 2010 and:

•
Increases in accounts receivable of $145,776 in 2011, which is primarily the result of increases in InsPro billings especially for professional services and delays in payments from certain of InsPro’s clients.

•	Increases in prepaid expenses of $96,780 in 2011, which is primarily the result of our payment of our annual premium for our directors and officers insurance in 2011

•
Increases in net assets of discontinued operations of $124,335, which is primarily the result of the payment of lease payments pertaining to abandoned leases and the return of security deposits to the Company’s landlords and sub-tenants all pertaining to our former New York and Florida offices during the first quarter of 2011.

In addition to cash used in operating activities we incurred the following non cash gain and expenses in 2011, which were included in our net income (loss), including:

•	Recorded depreciation and amortization expense of $354,788 and $473,484 in 2011 and 2010, respectively.

•	Recorded stock-based compensation and consulting expense of $46,405 and $7,200 in 2011 and 2010, respectively.

•	Recognized a gain on change in fair value of warrants liabilities of $929,568 and a loss on change in fair value of warrants liabilities of $43,913 in 2011 and 2010, respectively.

•	We recorded a gain of $6,530 on the disposal of property and equipment of discontinued operations in 2010.

Net cash used by investing activities in 2011 was $74,660 as compared to $169,172 in 2010.  The decline is the result of computer hardware acquired in 2010 in connection with our cost savings initiatives to reduce our computer processing cost component of our cost of revenues.  Investing activities pertain to the purchase of property and equipment supporting current and future operations.

Net cash provided by financing activities in 2011 was $1,076,907 as compared to $2,254,615 in 2010.

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

•
During the second quarter of 2010 we received $1,000,000 in gross proceeds as a result of the modification of the terms of our loan agreement and note with Co-Investment.  The Company incurred $18,389 of costs associated with the loan agreement and note in the second quarter of 2010.

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

 Item 4. Controls and Procedures

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

Item 1.Legal Proceedings

We are involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, will harm our business. We cannot assure that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of our attention.

Item 6.Exhibits

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

Date: August 15, 2011	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
Chief Executive Officer, Chief Financial Officer and Chief Operating Officer
(Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Principal Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Filed herewith.
† Furnished herewith.