Form 10-Q
period 2011-09-30
InsPro Technologies Corp
filed 2011-11-14
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES CORPORATION
Form 10-Q Quarterly Report
INDEX

PART I
FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets as of September 30, 2011 (UNAUDITED) and December 31, 2010	3
	Consolidated Statements of Operations (UNAUDITED) for the three and nine months ended September 30, 2011 and 2010	4
	Consolidated Statements of Changes in Shareholders' Equity (UNAUDITED) for the nine months ended September 30, 2011	5
	Consolidated Statements of Cash Flows (UNAUDITED) for the nine months ended September 30, 2011 and 2010	6

	Notes to UNAUDITED Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4	Controls and Procedures	40

PART II
OTHER INFORMATION

Item 1	Legal Proceedings	40

Item 6	Exhibits	41

	Signatures	42

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$3,657,167	$4,429,026
Accounts receivable, net	970,793	709,503
Tax receivable	3,615	6,455
Prepaid expenses	168,763	158,245
Other current assets	1,907	1,756
Assets of discontinued operations	147,498	63,301

Total current assets	4,949,743	5,368,286

Restricted cash	-	1,152,573
Property and equipment, net	450,595	613,618
Intangibles, net	346,734	606,785
Other assets	90,608	92,558

Total assets	$5,837,680	$7,833,820

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$21,201	$17,311
Accounts payable	570,866	918,972
Accrued expenses	465,117	346,808
Current portion of capital lease obligations	111,395	158,138
Due to related parties	-	8,370
Deferred revenue	909,037	377,500

Total current liabilities	2,077,616	1,827,099

LONG TERM LIABILITIES:
Warrant liability	3,100,669	4,030,340
Capital lease obligations	94,820	165,612

Total long term liabilities	3,195,489	4,195,952

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 2,797,379 shares issued and outstanding (liquidation value $8,392,137)	5,427,604	5,427,604
Common stock ($.001 par value; 300,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	37,014,370	36,764,016
Accumulated deficit	(44,783,046)	(43,286,498)

Total shareholders' equity	564,575	1,810,769

Total liabilities and shareholders' equity	$5,837,680	$7,833,820

(1) Derived from audited financial statements.
See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,699,802	$1,805,415	$5,636,023	$4,516,592

Cost of revenues	1,587,656	1,523,188	5,035,330	4,919,060

Gross profit (loss)	112,146	282,227	600,693	(402,468)

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	765,496	962,802	2,053,281	2,203,567
Advertising and other marketing	27,199	35,317	81,243	118,720
Depreciation and amortization	166,521	220,868	521,309	694,352
Rent, utilities, telephone and communications	93,526	118,245	282,363	294,247
Professional fees	99,199	63,600	307,856	515,211
Other general and administrative	141,432	134,459	419,575	390,987

	1,293,373	1,535,291	3,665,627	4,217,084

Loss from operations	(1,181,227)	(1,253,064)	(3,064,934)	(4,619,552)

Gain from discontinued operations	198,529	403,513	638,034	2,134,872

Other income (expense):
Gain on the change of the fair value of warrant liability	103	(1,790,180)	929,671	(1,834,093)
Interest income	5,087	6,554	19,483	14,019
Interest expense	(5,301)	(68,295)	(18,802)	(164,604)

Total other income (expense)	(111)	(1,851,921)	930,352	(1,984,678)

Net loss	$(982,809)	$(2,701,472)	$(1,496,548)	$(4,469,358)

Net income (loss) per common share - basic and diluted:
Loss from operations	$(0.03)	$(0.08)	$(0.06)	$(0.16)
Gain from discontinued operations	0.01	0.01	0.02	0.05
Net loss per common share	$(0.02)	$(0.07)	$(0.04)	$(0.11)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $.001
	$.001 Par Value		$.001 Par Value		Par Value
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total Shareholders' Equity

Balance - December 31, 2010	1,276,750	$2,864,104	2,797,379	$5,427,604	41,543,655	$41,543	$36,764,016	$(43,286,498)	$1,810,769

Amortization of deferred compensation							70,354		70,354

Warrant issued as compensation							180,000		180,000

Net Loss for the period								(1,496,548)	(1,496,548)

Balance - September 30, 2011	1,276,750	$2,864,104	2,797,379	$5,427,604	41,543,655	$41,543	$37,014,370	$(44,783,046)	$564,575

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(1,496,548)	$(4,469,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	521,309	694,352
Stock-based compensation and consulting	250,354	366,287
(Gain) loss on change of fair value of warrant liability	(929,671)	1,834,093
Gain on the disposal of equipment of discontinued operations	-	6,530
Changes in assets and liabilities:
Accounts receivable	(261,290)	337,966
Tax receivable	2,840	2,752
Prepaid expenses	(10,518)	(112,183)
Other current assets	(151)	(10,915)
Other assets	1,950	8,050
Accounts payable	(348,106)	548,104
Accrued interest on related secured note from related party	-	127,011
Accrued expenses	118,309	(378,900)
Due to related parties	-	24,827
Deferred revenue	531,537	78,000
Assets of discontinued operations	(84,197)	(1,940,525)

Net cash used in operating activities	(1,704,182)	(2,883,909)

Cash Flows From Investing Activities:
Purchase of property and equipment	(98,235)	(193,473)

Net cash used in investing activities	(98,235)	(193,473)

Cash Flows From Financing Activities:
Gross proceeds from note payable	37,540	119,875
Payments on note payable	(33,650)	(69,774)
Gross proceeds from secured note from related party	-	1,000,000
Fees paid in connection with secured note from related party	(8,370)	(18,389)
Gross proceeds from capital leases	-	137,310
Payments on capital leases	(117,535)	(106,391)
Restricted cash in connection with letters of credit	1,152,573	1,672
Gross proceeds from sales of preferred stock and warrants	-	6,507,001

Net cash provided by financing activities	1,030,558	7,571,304

Net increase (decrease) in cash	(771,859)	4,493,922

Cash - beginning of the period	4,429,026	1,403,653

Cash - end of the period	$3,657,167	$5,897,575

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$18,802	$37,593
Non cash financing activities:
Accrued Interest on related party note	$-	$98,466

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2011.

Organization

InsPro Technologies, LLC, our wholly owned subsidiary (“InsPro Technologies”) is a provider of comprehensive, web-based insurance administration software applications. InsPro Technologies’ flagship software product is InsPro, which was introduced in 2004. InsPro Technologies offers InsPro Enterprise (“InsPro”) on a licensed and an Application Service Provider (“ASP”) basis. InsPro is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business. InsPro Technologies’ clients include insurance carriers and third party administrators. InsPro Technologies realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and professional services. We acquired InsPro Technologies on October 1, 2007.

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
September 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2011 and December 31, 2010, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0. The Company had no write-offs of accounts receivable during the nine months ended September 30, 2011 and 2010.

Accounts receivable from the two largest InsPro Technologies clients accounted for 35% and 28%, respectively, of the Company’s total accounts receivable balance at September 30, 2011.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of September 30, 2011 and December 31, 2010, because of the relatively short-term maturity of these instruments and their market interest rates.

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company measured its warrant liability using Level 3 inputs as defined by ASC 820.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Financial Accounting Standards Board (the “FASB”) ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

Warrant Liability

For the nine months ended September 30, 2011, the Company recorded a gain on the change in fair value of derivative liability of $929,671 to mark to market for the decrease in fair value of the warrants during the nine months ended September 30, 2011.

The Company determined the fair value of the warrant liability at September 30, 2011 was $3,100,669. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.02% and the following:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

1/15/2009	$0.15	26,666,667	2.3	500%	$1,332,980
3/26/2010	0.15	7,380,000	3.5	560%	369,000
9/30/2010	0.15	18,000,010	4.0	564%	900,000
11/29/2010	0.15	2,000,000	4.2	564%	100,000
12/22/2010	$0.15	7,973,780	4.2	564%	398,689
					$3,100,669

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for period ended September 30, 2011:

Warrant liability balance as of December 31, 2010	$4,030,340
Decrease in the fair value of warrant liability during the period ended September 30, 2011, included in net loss	(929,671)
Warrant liability balance as of September 30, 2011	$3,100,669

Income taxes

The Company accounts for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings (loss) per common share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at September 30, 2011, include the following:

Series A convertible preferred stock issued and outstanding	25,535,000
Series B convertible preferred stock issued and outstanding	55,947,580
Options, issued, outstanding and exercisable	4,310,000
Warrants to purchase common stock, issued, outstanding and exercisable	91,987,344
Warrants to purchase series A convertible preferred stock, issued, outstanding and exercisable	6,000,000
183,779,924

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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
September 30, 2011

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

At September 30, 2011, the Company had $3,657,167 of cash in United States bank deposits, of which $936,363 was federally insured and $2,720,804 exceeded federally insured limits.

The following table lists the percentage of the Company’s revenue, which was earned from the Company’s two largest InsPro clients.

	For the Nine Months ended September 30,
	2011	2010

Largest InsPro client	28%	32%
Second largest InsPro client	11%	20%

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

At September 30, 2011, the Company does not believe that it is probable that the Company will incur a penalty in connection with the Company’s registration rights agreements. Accordingly no liability was recorded as of September 30, 2011.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans. Company will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of the past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. The new guidance is effective for interim and annual periods beginning after December 15, 2010. The Company anticipates that adoption of these additional disclosures will not have a material effect on our consolidated financial statements.

In September 2011, the FASB amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (multiemployer plans) to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The provisions of this new guidance are effective for annual periods beginning with fiscal years ending after December 15, 2011, with early adoption permitted. The Company anticipates that adoption of these additional disclosures will not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011. The Company does not anticipate the provisions of ASU 2011-08 will have a material effect on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2 – DISCONTINUED OPERATIONS

The Company has classified its former telesales call center and external (ISG) agent produced agency business (the “Agency Business”), its former Insurint business, and its leased offices located in New York and Florida as discontinued operations.

The financial position of discontinued operations was as follows:

	September 30, 2011	December 31, 2010

Accounts receivable, less allowance for doubtful accounts $0	$55,754	$149,913
Deferred compensation advances	-	200
Prepaid expenses	-	4,332
Other current assets	91,744	174,103
Other assets	-	51,227
Accounts payable	-	(82,431)
Accrued expenses	-	(134,203)
Sub-tenant security deposit	-	(99,840)
Net current assets of discontinued operations	$147,498	$63,301

The results of discontinued operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Commission and other revenue from carriers	$34,310	$108,264	$145,278	$371,005
Transition policy commission pursuant to the Agreement	176,028	244,590	564,697	912,646
Gain on the sale of Insurint	-	-	-	578,569
Gain on disposal of property and equipment	-	-		6,530
Lead sale revenue	-	53	-	156
Insurint revenue	-	-	-	53,340
Sub-lease revenue	-	304,595	150,100	897,486

	210,338	657,502	860,075	2,819,732

Operating expenses:
Salaries, employee benefits and related taxes	-	24,211	11,118	222,050
Rent, utilities, telephone and communications	-	194,638	171,510	89,137
Professional fees	-	10,435	(1,961)	180,449
Other general and administrative	11,809	24,705	41,374	193,224

	11,809	253,989	222,041	684,860

Gain from discontinued operations	$198,529	$403,513	$638,034	$2,134,872

On February 20, 2009, the Company entered into and completed the sale of the Agency Business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a Client Transition Agreement (the “Agreement”).

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	At September 30, 2011	At December 31, 2010
Computer equipment and software	3	$1,229,379	$1,139,721
Office equipment	4.6	202,936	194,360
Office furniture and fixtures	6.7	191,363	191,363
Leasehold improvements	9.8	34,034	34,034
		1,657,712	1,559,478

Less accumulated depreciation		(1,207,117)	(945,860)

		$450,595	$613,618

For the three months ended September 30, 2011 and 2010, depreciation expense was $79,837 and $103,879, respectively. For the nine months ended September 30, 2011 and 2010, depreciation expense was $261,257 and $299,750, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Useful Life (Years)	At September 30, 2011	At December 31, 2010
InsPro Technologies intangible assets acquired	4.7	$2,097,672	$2,097,672
Software development costs for external marketing	2	174,296	174,296
		2,271,968	2,271,968

Less: accumulated amortization		(1,925,234)	(1,665,183)

		$346,734	$606,785

For the three months ended September 30, 2011 and 2010, amortization expense was $86,684 and $116,989 respectively. For the nine months ended September 30, 2011 and 2010, amortization expense was $260,052 and $394,602 respectively.

Amortization expense subsequent to the period ended September 30, 2011 is as follows:

2011	$86,683
2012	260,051

$346,734

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 5 – SHAREHOLDERS’ EQUITY

Stock Options

During the nine months ended September 30, 2011, 425,000 options previously granted to Warren Musser, the former vice chairman of the Company’s board of directors, expired in accordance with the terms of the stock options. During 2011, 330,000 options previously granted to various current and former employees expired in accordance with the terms of the stock options.

On June 20, 2011, the Company issued to Mr. Michael Mullin, who is InsPro Technologies’ Chief Operating Officer, a stock option grant to purchase a total of 1,000,000 shares of the Company’s common stock, which vests as follows: 200,000 shares of common stock on each of December 20, 2011 and June 20, 2012, and 300,000 shares of common stock on each of June 20, 2013 and June 20, 2014. This option has a five year term and an exercise price of $0.10, which is equal to the closing price of one share of the Company’s common stock as quoted on the OTCBB on June 20, 2011. The fair value of the option granted to Mr. Mullin was estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: Expected volatility: 516%, risk-free interest rate: 0.03%, expected life in years: 5, and assumed dividend yield: 0%.

The Company recorded compensation expense pertaining to employee stock options as follows:

	For nine months ended ended September 30,
	2011	2010

Salaries, commission and related taxes	$70,354	$20,993
Loss from discontinued operations	-	12,300
	$70,354	$33,293

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

A summary of the Company's outstanding stock options as of and for the nine months ended September 30, 2011 are as follows:
	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

Outstanding at December 31, 2010	6,590,000	$0.47	$0.34

For the period ended September 30, 2011
Granted	1,000,000	0.10	0.10
Exercised	-	-	-
Expired	(755,000)	2.70	0.77

Outstanding at September 30, 2011	6,835,000	$0.17	$0.25

Outstanding and exercisable at September 30, 2011	4,310,000	$0.69	$0.39

The following information applies to options outstanding at September 30, 2011:

Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.060	405,000	3.4	$0.060	305,000	$0.060
0.065	500,000	4.0	0.065	200,000	0.065
0.100	2,955,000	2.6	0.100	1,955,000	0.100
0.111	1,500,000	4.1	0.111	375,000	0.111
1.000	1,000,000	4.4	1.000	1,000,000	1.000
3.500	75,000	4.8	3.500	75,000	3.500
$3.600	400,000	4.8	$3.600	400,000	$3.600
	6,835,000			4,310,000

As of September 30, 2011, there were 30,000,000 shares of our common stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 22,161,980 shares of our common stock remain available for future stock option grants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

The total intrinsic value of stock options outstanding and exercisable as of September 30, 2011 was $0.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $227,806 as of September 30, 2011, which will be recognized over a weighted average 4.3 years in the future.

Common Stock Warrants

On January 10, 2011, warrants to purchase 1,175,000 shares of the Company’s common stock at an exercise price of $1.50 per share expired in accordance with the terms of the warrants.

A summary of the status of the Company's outstanding common stock warrants as of and for the nine months ended September 30, 2011 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2010	93,162,344	0.25

For the period ended September 30, 2011
Granted	-	-
Exercised	-	-
Expired	(1,175,000)	1.50
Outstanding at September 30, 2011	91,987,344	0.24

Exercisable at September 30, 2011	91,987,344	$0.24

The following information applies to common stock warrants outstanding at September 30, 2011:

Warrant Issue Date	Warrant Exercise Price	Warrant Expiration Date	Weighted Average Remaining Life	Anti-dilution Provision Expiration Date	Outstanding Common Stock Warrants

3/30/2007	$1.51	3/30/2012	0.8	expired	4,966,887
3/31/2008	0.20	3/31/2013	1.8	expired	25,000,000
1/15/2009	0.15	1/14/2014	2.5	9/29/2012	26,666,667
3/26/2010	0.15	3/26/2015	3.7	9/29/2012	7,380,000
9/30/2010	0.15	9/30/2015	4.3	9/29/2012	18,000,010
11/29/2010	0.15	11/29/2015	4.4	9/29/2012	2,000,000
12/22/2010	0.15	12/22/2015	4.5	9/29/2012	7,973,780
					91,987,344

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

Preferred Stock Warrants

On September 14, 2011, the board of directors of the Company granted a warrant to purchase 150,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share to Anthony R. Verdi, the Company’s Chief Executive Officer and Chief Financial Officer. The warrant is immediately exercisable, non transferrable and expires on September 14, 2016. The Company estimated the fair value of the warrant to be $180,000 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 566%, risk-free interest rate: 0.03%, expected life in years: 5, and assumed dividend yield: 0%. The Company recorded the fair value of the warrant as salaries, employee benefits and related taxes.

A summary of the status of the Company's outstanding preferred stock warrants as of and for the period ended September 30, 2011 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2010	150,000	$4.00

For the period ended September 30, 2011
Granted	150,000	4.00
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2011	300,000	4.00

Exercisable at September 30, 2011	300,000	$4.00

Outstanding preferred stock warrants at September 30, 2011 have a remaining contractual life of 4.4 years.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
NOTE 6 – CAPITAL LEASE OBLIGATIONS

InsPro Technologies has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of September 30, 2011 and December 31, 2010:

		September 30, 2011	December 31, 2010
	Useful Life (Years)
Computer equipment and software	3	$595,898	595,898
Phone System	3	15,011	15,011
		610,909	610,909
Less accumulated depreciation		(526,257)	(413,837)
		$84,652	$197,072

Future minimum payments required under capital leases at September 30, 2011 are as follows:

2011	$41,580
2012	99,962
2013	37,420
2014	30,757
2015	12,815

Total future payments	222,534
Less amount representing interest	16,319

Present value of future minimum payments	206,215
Less current portion	111,395

Long-term portion	$94,820

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $33,914 and $30,246 for the nine months ended September 30, 2011 and 2010.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 8 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES

Lease Termination, Termination of Letters of Credit, Reclassification of Restricted Cash

On January 4, 2011, the Company and FG2200, LLC, agreed to amend their lease whereby the Company paid to FG2200, LLC $16,300 as consideration to shorten the expiration of the lease to February 28, 2011, and to amend the security deposit provisions of the lease. The amendment amended the security deposit whereby the Company’s existing $1,000,000 letter of credit, which served as the security deposit for the lease, expired on January 14, 2011.

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

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $532,751 and $424,919 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the effects of all events subsequent to September 30, 2011 through the date which the financial statements were available to be issued and has concluded that all events requiring adjustment to or disclosure in the financial statements have been made.

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

Use of Estimates - Management's Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets such as intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates in 2011 and 2010 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, accrued expenses pertaining to abandoned facilities, warrant liability and revenue recognition. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenues

For the three months ended September 30, 2011 (“Third Quarter 2011”), we earned revenues of $1,699,802 compared to $1,805,415 for the three months ended September 30, 2010 (“Third Quarter 2010”), a decrease of $105,613 or 6%. Revenues include the following:

	For the Three Months Ended September 30,
	2011	2010

Professional services	$933,017	$1,260,345
ASP revenue	562,374	374,967
Maintenance revenue	197,290	170,000
Sub-leasing and other revenue	7,121	103

Total	$1,699,802	$1,805,415

•
In Third Quarter 2011 our professional services revenue decreased $327,328 or 26% as a result of lower post implementation services, which were provided by InsPro Technologies in Third Quarter 2011 to our clients. Implementation services included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•
In Third Quarter 2011 our ASP revenue increased $187,407 or 50% as a result of increased fees from a new client and several existing clients. ASP hosting service enables a client to either lease the InsPro software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro installation to the Company. InsPro’s ASP hosting clients access InsPro installed on InsPro Technologies’ owned servers located at InsPro Technologies’ offices or at a third party’s site.

•	In Third Quarter 2011 our maintenance revenue increased $27,290 or 16% as a result of increased fees from a new client.

•	In Third Quarter 2011 we earned sub-leasing revenue from the sub leasing of space in our Radnor office.

Cost of Revenues

Our cost of revenues for Third Quarter 2011 was $1,587,656 as compared to $1,523,188 for Third Quarter 2010 for a increase of $64,468 or 4% as compared to Third Quarter 2010. Cost of revenues consisted of the following:

	For the Three Months Ended September 30,
	2011	2010

Salaries, employee benefits and related taxes	$1,131,251	$955,156
Professional fees	405,495	355,819
Rent, utilities, telephone and communications	85,357	69,558
Other cost of revenues	(34,447)	142,655
	$1,587,656	$1,523,188

•
Our salaries, employee benefits and related taxes component of cost of revenues in Third Quarter 2011 was $1,131,251 as compared to $955,156 for Third Quarter 2010 for an increase of $176,095 or 18% as compared to Third Quarter 2010. Salaries, employee benefits and related taxes increased primarily a result of increased employee staffing.

•
Our professional fees component of cost of revenues in Third Quarter 2011 was $405,495 as compared to $355,819 for Third Quarter 2010 for an increase of $49,676 or 14% as compared to Third Quarter 2010. Professional fees increased primarily as a result of increased utilization of an outside consulting firm, which is assisting us with modifications to InsPro’s functionality to support a new client’s business, and to a lesser extent, a professional recruiting fee, which was incurred to recruit a newly hired employee.

•
Our rent, utilities, telephone and communications component of cost of revenues in Third Quarter 2011 was $85,357 as compared to $69,558 for Third Quarter 2010. Rent, utilities, telephone and communications increased as a result of scheduled increases in rental costs and increases in telephone and communications costs.

•
Our other cost of revenues component of cost of revenues in Third Quarter 2011 was $(34,447) as compared to $142,655 in Third Quarter 2010, a decrease of $177,102. The decrease was the result of cost reduction initiatives pertaining to computer processing, which included a non recurring $160,290 expense credit pertaining to the settlement of amounts owed to a vendor. Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Loss

As a result of the aforementioned factors, we reported a gross profit of $112,146 in Third Quarter 2011 as compared to a gross profit of $282,227 in Third Quarter 2010.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for Third Quarter 2011 was $1,293,373 as compared to $1,535,291 for Third Quarter 2010 for a decrease of $241,918 or 16% as compared to Third Quarter 2010. Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended September 30,
	2011	2010

Salaries, employee benefits and related taxes	$765,496	$962,802
Advertising and other marketing	27,199	35,317
Depreciation and amortization	166,521	220,868
Rent, utilities, telephone and communications	93,526	118,245
Professional fees	99,199	63,600
Other general and administrative	141,432	134,459
	$1,293,373	$1,535,291

In Third Quarter 2011 we incurred salaries, employee benefits and related taxes of $765,496 as compared to $962,802 for Third Quarter 2010, a decrease of $197,306 or 21%. Salaries, commission and related taxes consisted of the following:

	For the Three Months Ended September 30,
	2011	2010

Salaries, wages and bonuses	$482,851	$510,010
Share based employee and director compensation	203,949	359,087
Commissions to employees	10,006	7,061
Employee benefits	27,458	36,099
Payroll taxes	21,182	24,356
Severance and other compensation	3,800	3,656
Directors’ compensation	16,250	22,533

Total	$765,496	$962,802

•
Salaries, wages and bonuses were $482,851 in Third Quarter 2011 as compared to $510,010 in Third Quarter 2010, a decrease of $27,159 or 5%. The decrease is primarily the result of lower staffing and cost savings initiatives in our corporate areas.

•
Share based employee and director compensation expense was $203,949 in Third Quarter 2011 as compared to $359,087 in Third Quarter 2010. The decrease is primarily attributable to the lower estimated fair value of a warrant granted to Mr. Verdi in Third Quarter 2011 as compared to the estimated fair value a similar warrant that was granted to Robert Oakes in the Third Quarter 2010.

o
In Third Quarter 2011 the Company recorded an expense of $180,000, which is the estimated fair value of an immediately exercisable warrant to purchase 150,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share, which was granted to Mr. Verdi on September 14, 2011.

o
In Third Quarter 2010 the Company recorded an expense of $332,994, which is the estimated fair value of an immediately exercisable warrant to purchase 150,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share, which was granted to Mr. Oakes on August 18, 2010.

o
Share based employee and director compensation consist of stock option and warrants, which are valued at fair-value at the date of the grant and expensed over the stock option or warrant’s vesting period or the duration of employment, whichever is shorter.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended September 30,
	2011	2010

Amortization of intangibles acquired as a result of the InsPro acquisition	$86,684	$116,989
Depreciation expense	79,837	103,879

Total	$166,521	$220,868

•
In Third Quarter 2011 we incurred amortization expense of $86,684 as compared to $116,989 in the Third Quarter 2010 for the intangible assets acquired from InsPro Technologies (formerly Atiam Technologies, L.P.) on October 1, 2007. The decrease is the result of the full amortization for the employment and non-compete agreements acquired as of October 1, 2010.

•
In Third Quarter 2011 we incurred depreciation expense of $79,837 as compared to $103,879 in Third Quarter 2010. The decrease was due to certain assets becoming fully depreciated prior to Third Quarter 2011.

In Third Quarter 2011 we incurred rent, utilities, telephone and communications expense of $93,526 as compared to $118,245 in Third Quarter 2010. The decrease is primarily the result of the elimination of the Company’s Florida offices..

In Third Quarter 2011 we incurred professional fees of $99,199 as compared to $63,600 in Third Quarter 2010. The increase is primarily the result of increased legal and accounting fees.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $1,181,227 in Third Quarter 2011 as compared to a loss from operations of $1,253,064 in Third Quarter 2010.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended September 30,
	2011	2010
Revenues:
Commission and other revenue from carriers	$34,310	$108,264
Transition policy commission pursuant to the Agreement	176,028	244,590
Lead sale revenue	-	53
Sub-lease revenue	-	304,595

	210,338	657,502

Operating expenses:
Salaries, employee benefits and related taxes	-	24,211
Rent, utilities, telephone and communications	-	194,638
Professional fees	-	10,435
Other general and administrative	11,809	24,705

	11,809	253,989

Gain from discontinued operations	$198,529	$403,513

For Third Quarter 2011 we earned revenues in discontinued operations of $210,338 as compared to $657,502 in the Third Quarter 2010, a decrease of $447,164 or 68%. Revenues include the following:

•
Commission and other revenue from carriers of $34,310 in Third Quarter 2011 as compared to $108,264 in Third Quarter 2010. The decrease is due to the declines in our telesales call center produced agency business. We continue to receive commissions from carriers other than certain carriers and commissions on policies other than transferred policies, which were transferred to the acquirer.

•
On February 20, 2009, the Company entered into and completed the sale of the agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a Client Transition Agreement.Transition policy commission pursuant to the Agreement of $176,028 in Third Quarter 2011 as compared to $244,590 in the Third Quarter 2010. The decrease is due to the declines in our telesales call center produced agency business.

•
In Third Quarter 2010 we earned sub-lease revenue of $304,595 relating to the sub-lease of our former Florida and New York offices. Our leases for our former New York sales office and our former Deerfield Beach office expired on December 31, 2010 and February 28, 2011, respectively. Sub-lease revenue from our former offices also ceased effective with the expiration of our leases of our former offices.

Total operating expenses of discontinued operations for Third Quarter 2011 was $11,809 as compared to $253,989 for Third Quarter 2010. The primary reason for the decrease is attributable to expiration of the lease for our former Deerfield Beach office and the elimination of rent and other associated costs.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $198,529 or $0.01 gain from discontinued operations per share in Third Quarter 2011 as compared to a gain from discontinued operations of $403,513 or $0.01 gain from discontinued operations per share in Third Quarter 2010.

Other income (expenses)

In Third Quarter 2011 we recognized a gain on change in fair value of warrants liabilities of $103 as compared to a loss of $1,790,180 in the Third Quarter 2010. The gain in Third Quarter 2011 and the loss in the Third Quarter 2010 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Interest income is attributable to interest-bearing cash deposits. The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense is lower in Third Quarter 2011 as compared to Third Quarter 2010 as a result of the repayment of our secured promissory note with the Co-Investment Fund II, L. P., a Delaware limited partnership (“Co-Investment”), in the fourth quarter of 2010 and the elimination of interest expense on the secured note.

Net loss

As a result of these factors discussed above, we reported a net loss of $982,809 or $0.02 loss per share in Third Quarter 2011 as compared to a net loss of $2,701,472 or $0.07 loss per share in Third Quarter 2010.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenues

For the nine months ended September 30, 2011 (“2011 To Date”), we earned revenues of $5,636,023 as compared to $4,516,592 for the nine months ended September 30, 2010 (“2010 To Date”), an increase of $1,119,431 or 25%. Revenues include the following:

	For the Nine Months Ended September 30,
	2011	2010

Professional services	$3,231,819	$2,698,822
ASP revenue	1,458,578	1,113,667
Sales of software licenses	335,000	125,000
Maintenance revenue	592,365	570,000
Sub-leasing and other revenue	18,261	9,103

Total	$5,636,023	$4,516,592

•
In 2011 To Date our professional services revenue increased $532,997 or 20% primarily as a result of higher post implementation services to our largest client and implementation services, which were provided by InsPro Technologies in 2011 To Date to three of our clients. Implementation services included assisting clients in setting up their insurance products in InsPro, providing modifications to InsPro’s functionality to support the client’s business, interfacing InsPro with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro.

•
In 2011 To Date our ASP revenue increased $344,911 or 31% as a result of increased fees from a new client and several existing clients. ASP hosting service enables a client to either lease the InsPro software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro installation to the Company. InsPro’s ASP hosting clients access InsPro installed on InsPro Technologies’ owned servers located at InsPro Technologies’ offices or at a third party’s site.

•
In 2011 To Date we earned $335,000 of license fee revenue, which represents a license fee recognized upon the completion of the implementation of InsPro for a client. In 2010 To Date we earned license fee revenue of $125,000, which represented a portion of the total contractual price of the sale of a software license purchased by the client and recognized in 2010.

•	In 2011 To Date our maintenance revenue increased $22,365 or 4% as a result of fees from a new client.

•
In 2011 To Date we earned sub-leasing revenue from the sub-lease of space in our Radnor office. Subleasing revenue increased primarily as a result of our subleasing office space for less than nine months in 2010 To Date as compared to nine months in 2011 To Date.

Cost of Revenues

Our cost of revenues for 2011 To Date was $5,035,330 as compared to $4,919,060 for 2010 To Date for an increase of $116,270 or 2% as compared to 2010 To Date. Cost of revenues consisted of the following:

	For the Nine Months Ended September 30,
	2011	2010

Salaries, employee benefits and related taxes	$3,364,826	$2,981,293
Professional fees	1,191,263	1,211,358
Rent, utilities, telephone and communications	255,750	225,308
Other cost of revenues	223,491	501,101
	$5,035,330	$4,919,060

•
Our salaries, employee benefits and related taxes component of cost of revenues in 2011 To Date was $3,364,826 as compared to $2,981,293 for 2010 To Date for an increase of $383,533 or 13% as compared to 2010 To Date. Salaries, employee benefits and related taxes increased primarily as a result of increased employee staffing and $66,385 of post employment expense pertaining to a Separation of Employment Agreement and General Release between the Company and InsPro Technologies’ former Chief Operating Officer.

•
Our professional fees component of cost of revenues in 2011 To Date was $1,191,263 as compared to $1,211,358 for 2010 To Date for a decrease of $20,095 or 2% as compared to 2010 To Date. Professional fees decreased as a result of $167,571 of training and set up expense incurred in 2010 To Date, which pertained to a then new vendor that provides InsPro Technologies with offshore outsourcing capabilities, partially offset by increased utilization of an outside consulting firm, which is assisting us with modifications to InsPro’s functionality to support a new client’s business.

•
Our rent, utilities, telephone and communications component of cost of revenues in 2011 To Date was $255,750 as compared to $225,308 for 2010 To Date for an increase of $30,442 or 14% as compared to 2010 To Date. Rent, utilities, telephone and communications increased as a result of scheduled increases in rental costs and increases in telephone and communications costs.

•
Our other cost of revenues component of cost of revenues in 2011 To Date was $223,491 as compared to $501,101 in 2010 To Date, a decrease of $277,610 or 55%. The decrease was the result of costs reduction initiatives pertaining to computer processing, which included a non recurring $160,290 expense credit pertaining to the settlement of amounts owed to a vendor. Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit (Loss)

As a result of the aforementioned factors, we reported a gross profit of $600,693 in 2011 To Date as compared to a gross loss of $402,468 in 2010 To Date.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for 2011 To Date were $3,665,627 as compared to $4,217,084 for 2010 To Date for a decrease of $551,457 or 13% as compared to 2010 To Date. Selling, marketing and administrative expenses consisted of the following:

	For the Nine Months Ended September 30,
	2011	2010

Salaries, employee benefits and related taxes	$2,053,281	$2,203,567
Advertising and other marketing	81,243	118,720
Depreciation and amortization	521,309	694,352
Rent, utilities, telephone and communications	282,363	294,247
Professional fees	307,856	515,211
Other general and administrative	419,575	390,987
	$3,665,627	$4,217,084

In 2011 To Date we incurred salaries, employee benefits and related taxes of $2,053,281 as compared to $2,203,567 for 2010 To Date, a decrease of $150,286 or 7%. Salaries, commission and related taxes consisted of the following:

	For the Nine Months Ended September 30,
	2011	2010

Salaries, wages and bonuses	$1,499,587	$1,523,256
Share based employee and director compensation	250,354	366,287
Commissions to employees	58,527	37,487
Employee benefits	82,599	98,587
Payroll taxes	96,564	99,664
Severance and other compensation	11,400	14,120
Directors’ compensation	54,250	64,166

Total	$2,053,281	$2,203,567

•
Share based employee and director compensation expense was $250,354 in 2011 To Date as compared to $366,287 in 2010 To Date. The decrease is primarily attributable to the lower estimated fair value of a warrant granted to Mr. Verdi in Third Quarter 2011 as compared to the estimated fair value of a similar warrant that was granted to Mr. Oakes in the Third Quarter 2010.

o
In Third Quarter 2011 the Company recorded an expense of $180,000, which is the estimated fair value of an immediately exercisable warrant to purchase 150,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share, which was granted to Mr. Verdi on September 14, 2011.

o
In Third Quarter 2010 the Company recorded an expense of $332,994, which is the estimated fair value of an immediately exercisable warrant to purchase 150,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share, which was granted to Mr. Oakes on August 18, 2010.

o
Share based employee and director compensation consist of stock option and warrants, which are valued at fair-value at the date of the grant and expensed over the stock option or warrant’s vesting period or the duration of employment, whichever is shorter.

•
Commissions to employees were $58,527 in 2011 To Date as compared to $37,487 in 2010 To Date. Commissions to employees increased as a result of increased commissionable revenue activity, which was paid to InsPro Technologies’ sales personnel.

Advertising and other marketing in 2011 To Date was $81,243 as compared to $118,720 in 2010 To Date. The decrease is the result of the elimination of a sales and marketing management consultant in 2011 and a non recurring finders’ fee payable to a third party in 2010 To Date pertaining to the signing of a new client.

Depreciation and amortization expense consisted of the following:
	For the Nine Months Ended September 30,
	2011	2010

Amortization of intangibles acquired as a result of the InsPro acquisition	$260,052	$351,028
Amortization of software and website development for external marketing	-	43,574
Depreciation expense	261,257	299,750

Total	$521,309	$694,352

•
In 2011 To Date we incurred amortization expense of $260,052 as compared to $351,028 in 2010 To Date for the intangible assets acquired from InsPro Technologies (formerly Atiam Technologies, L.P.) on October 1, 2007. The decrease is the result of the full amortization for the employment and non-compete agreements acquired as of October 1, 2010.

•
In 2011 To Date we incurred amortization expense of $0 as compared to $43,574 in 2010 To Date for software development cost for external marketing pertaining to InsPro Technologies’ InsPro system, which were fully amortized as of June 30, 2010.

•	In 2011 To Date we incurred depreciation expense of $261,257 as compared to $299,750 in 2010 To Date. The decrease was due to certain assets becoming fully depreciated prior to Third Quarter 2011.

In 2011 To Date we incurred rent, utilities, telephone and communications expense of $282,363 as compared to $294,247 in 2010 To Date. The decrease is primarily attributable to the elimination of the Company’s Florida offices.

In 2011 To Date we incurred professional fees of $307,856 as compared to $515,211 in 2010 To Date. The decrease in professional fees is primarily attributable to legal costs incurred in connection with settled litigation with certain shareholders in 2010 and to a lesser extent costs incurred in connection with the Company’s rights offering incurred in 2010.

In 2011 To Date we incurred other general and administrative expenses of $419,575 as compared to $390,987 in 2010 To Date. The increase is primarily the result of higher travel and entertainment pertaining to sales and marketing activities. Other general and administrative expense includes office expenses, travel and entertainment pertaining to sales and marketing activities, corporate insurance costs and computer hardware and software costs.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $3,064,934 in 2011 To Date as compared to a loss from operations of $4,619,552 in 2010 To Date.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Nine Months Ended September 30,
	2011	2010
Revenues:
Commission and other revenue from carriers	$145,278	$371,005
Transition policy commission pursuant to the Agreement	564,697	912,646
Gain on the sale of Insurint	-	578,569
Gain on disposal of property and equipment	-	6,530
Lead sale revenue	-	156
Insurint revenue	-	53,340
Sub-lease revenue	150,100	897,486

	860,075	2,819,732

Operating expenses:
Salaries, employee benefits and related taxes	11,118	222,050
Rent, utilities, telephone and communications	171,510	89,137
Professional fees	(1,961)	180,449
Other general and administrative	41,374	193,224

	222,041	684,860

Gain (loss) from discontinued operations	$638,034	$2,134,872

For 2011 To Date we earned revenues in discontinued operations of $860,075 compared to $2,819,732 in 2010 To Date, a decrease of $1,959,657 or 69%. Revenues include the following:

•
Commission and other revenue from carriers of $145,278 in 2011 To Date as compared to $371,005 in 2010 To Date. The decrease is due to the declines in our telesales call center produced agency business. We continue to receive commissions from carriers other than certain carriers and commissions on policies other than transferred policies, which were transferred to the acquirer.

•
Transition policy commission pursuant to the agency business sales agreement of $564,697 in 2011 To Date as compared to $912,646 in the 2010 To Date. The decrease is due to the declines in our telesales call center produced agency business.

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

•
In 2011 To Date we earned sub-lease revenue of $150,100 as compared to $897,486 in 2010 To Date from the sub-leasing of our former New York and Florida offices. Our leases for our former New York and Florida offices expired on December 31, 2010 and February 28, 2011, respectively. Sub-lease revenue from our former offices ceased effective with the expiration of our leases of our former offices.

Total operating expenses of discontinued operations for 2011 To Date was $222,041 as compared to $684,860 for 2010 To Date for a decrease of $462,819 or 68% as compared to 2010 To Date. The primary reason for the decrease is attributable to the sale of Insurint and the cessation of activities for Insurint subsequent to March 31, 2010.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $638,034 or $0.02 gain from discontinued operations per share in 2011 To Date as compared to a gain from discontinued operations of $2,134,872 or $0.05 gain from discontinued operations per share in 2010 To Date.

Other income (expenses)

In 2011 To Date we recognized a gain on change in fair value of warrants liabilities of $929,671 as compared to a loss of $1,834,093 in 2010 To Date. The gain in 2011 To Date and in 2010 To Date represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

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

Net loss

As a result of these factors discussed above, we reported a net loss of $1,496,548 or $0.04 loss per share in 2011 To Date as compared to a net loss of $4,469,358 or $0.11 loss per share in 2010 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had a cash balance of $3,657,167 and working capital of $2,872,127.

Net cash used by operations was $1,704,182 in 2011 as compared to $2,883,909 in 2010. The improvement in cash flow from operations was primarily the result of non recurring cash disbursements in discontinued operations in 2010 pertaining to our former Florida office, which are reflected in the change in assets of discontinued operations, and to a lesser extent the collection of a deposit on a license fee payment, which is reflected in the change in deferred revenue. Also impacting the improvement in our cash flow from operations was our net loss of $1,496,548 in 2011 as compared to our net loss of $4,469,358 in 2010 and:

•
Increases in accounts receivable of $261,290 in 2011, which are primarily the result of increases in InsPro billings especially for professional services and delays in payments from certain of InsPro’s clients.

•
Decreases in accounts payable of $348,106 in 2011, which are primarily the result of a settlement of amounts owed to a vendor, which resulted in the payment of $90,000 and the vendor agreeing to a credit on amounts owed of $160,290, combined with payment of amounts owed to other vendors.

•
Increases in net assets of discontinued operations of $84,197, which are primarily the result of the payment of lease payments pertaining to abandoned leases and the return of security deposits to the Company’s landlords and sub-tenants all pertaining to our former New York and Florida offices during the first quarter of 2011.

In addition to cash used in operating activities we incurred the following non cash gain and expenses in 2011, which were included in our net income (loss), including:

•	Recorded depreciation and amortization expense of $521,309 and $694,352 in 2011 and 2010, respectively.

•	Recorded stock-based compensation and consulting expense of $250,354 and $366,287 in 2011 and 2010, respectively.

•	Recognized a gain on change in fair value of warrants liabilities of $929,671 and a loss on change in fair value of warrants liabilities of $1,834,093 in 2011 and 2010, respectively.

•	We recorded a gain of $6,530 on the disposal of property and equipment of discontinued operations in 2010.

Net cash used by investing activities in 2011 was $98,235 as compared to $193,473 in 2010. The decline is the result of computer hardware acquired in 2010 in connection with our cost savings initiatives to reduce our computer processing cost component of our cost of revenues. Investing activities pertain to the purchase of property and equipment supporting current and future operations.

Net cash provided by financing activities in 2011 was $1,030,558 as compared to $7,571,304 in 2010.

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

o
On September 30, 2010, the Company entered into and completed a private placement with certain accredited investors, including Independence Blue Cross, a Pennsylvania hospital plan corporation, for an aggregate of 1,800,001 shares of Series B Preferred Stock, and warrants to purchase 18,000,010 shares of its Common Stock, pursuant to the terms of a securities purchase agreement.

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

Date: November 14, 2011	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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