Form 10-K
period 2011-12-31
InsPro Technologies Corp
filed 2012-03-30
CIK 1309442

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes  ☐   No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates at June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,219,128. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 30, 2011.

As of March 31, 2012, there were 41,543,655 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference

None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K, including in the Business description, the “Management’s Discussion and Analysis of Financial Condition and Results” and elsewhere in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in the forward-looking statements. The forward-looking statements herein include, among others, statements addressing management’s views with respect to future financial and operating results and costs associated with our operations and other similar statements. Various factors, including competitive pressures, market interest rates, regulatory changes, customer defaults or insolvencies, litigation, acquisition of businesses that do not perform as we expect or that are difficult for us to integrate or control, adverse resolution of any contract or other disputes with customers could cause actual outcomes and results to differ materially from those described in forward-looking statements.

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

Overview

We are a technology company that provides software applications for use by insurance administrators in the insurance industry. Our business focuses primarily on our InsPro Enterprise software application.

We acquired Atiam Technologies, L.P. on October 1, 2007. This entity, which changed its name to InsPro Technologies, LLC on May 14, 2009, developed, sells and supports our InsPro Enterprise software application. InsPro Enterprise is a comprehensive, web-based insurance administration software application, which was introduced by Atiam Technologies, L.P. (now our InsPro Technologies, LLC subsidiary) in 2004. InsPro Enterprise clients include insurance carriers and third party administrators. We market InsPro Enterprise as a licensed software application, and we realize revenue from the sale of the software licenses, application service provider fees, software maintenance fees and consulting and implementation services.

During 2005 through October 1, 2007 our operations were primarily that of our former Telesales and Insurint businesses. We effectively sold our former Telesales business in 2009 and our former Insurint business in 2010. Our former Telesales and Insurint businesses are now classified as part of our discontinued operations.

InsPro Enterprise

Product Evolution and Development

InsPro Technologies, LLC, or InsPro Technologies, and its predecessor, Systems Consulting Associates, Inc., or SCA, was founded in 1986 by Robert J. Oakes as a programming and consulting services company. In 1988, SCA entered into a long-term contract with Provident Mutual Insurance Company to develop, maintain, install, support and enhance IMACS, which was an insurance direct marketing and administration software system. IMACS was the precursor of InsPro Enterprise. InsPro Technologies dedicated four years, from 2001 to 2005, to developing its principal product, InsPro Enterprise, which is a comprehensive, scalable and modular web-based insurance marketing, claims administration and policy servicing platform.

Product and Services

We offer InsPro Enterprise on both a licensed and an ASP (Application Service Provider) basis. InsPro is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business.

During 2011, we earned $9,057,816 in revenue. We earned 29% and 20% of our revenue from our two largest InsPro clients.

InsPro Enterprise incorporates a modular design, which enables the customer to purchase only the functionality needed, thus minimizing the customer’s implementation cost and time necessary to implement InsPro Enterprise. InsPro Enterprise can be rapidly tailored to the requirements of a wide range of customers from the largest insurance companies and marketing organizations to the smallest third party administrators, operating in environments ranging from a single server environment to the mainframe installations. InsPro Enterprise currently supports a wide range of insurance distribution channels, including the Internet, traditional direct marketing, agent-generated, individual and group plans, worksite and association-booked business, and supports underwritten as well as guaranteed issue insurance products including long term care, Medicare supplement, critical illness, long and short term disability, whole and term life, comprehensive major, hospital indemnity and accidental death and dismemberment.

An InsPro Enterprise software license entitles the purchaser to a perpetual license to a copy of the InsPro Enterprise software installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP Hosting Service enables a client to lease InsPro Enterprise, paying only for that capacity required to support their business. ASP hosting clients access an instance of InsPro Enterprise installed on our servers located at InsPro Technologies’ offices or at a third party’s site. The ASP Hosting Service can also enable a client to outsource their application management of their perpetually licensed InsPro Enterprise software to InsPro Technologies.

Software maintenance fees apply to both licensed and ASP clients. Maintenance fees cover periodic updates to the application and the InsPro Enterprise Help Desk.

Consulting and implementation services are generally associated with the implementation of an InsPro Enterprise instance for either an ASP or licensed client, and cover such activity as InsPro Enterprise installation, configuration, modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation.

InsPro Enterprise software agreements with our clients often involve multiple elements. We allocate revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable. Maintenance revenue, which pertains to post-contract customer support including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the maintenance agreement term. If fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

Competition

The market for insurance policy administration systems and services is very competitive, rapidly evolving, highly fragmented and subject to technological change. Many of our competitors are more established than we are and have greater name recognition, a larger customer base and greater financial, technical and marketing resources than InsPro Technologies.

InsPro Technologies is focused on the senior health, disability, affinity and association segments. InsPro Technologies competes with such concerns as International Business Machines Corporation (Genelco Software), Computer Sciences Corporation (FutureFirst), LifePro and Fiserv Inc. (ID3), as well as with such smaller enterprises as Management Data, Inc. To compete we use best practice technologies and methods incorporated into InsPro Enterprise, which provides customers with a user-friendly, flexible, modular and cost-effective insurance administrative software system. We also compete on price with a typical InsPro software license fee ranging from $500,000 to $1,700,000. InsPro Enterprise’s modular design, scalability and ASP hosting service option makes InsPro Enterprise a compelling insurance administrative system from small third party administrators to the largest insurance carriers.

Employees

As of December 31, 2011 we had 53 employees, which included 52 full-time employees and 1 part-time employee. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement. We believe that the relationship between our management and our employees is good.

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

Our principal executive offices are located at 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087. Our telephone number is (484) 654-2200. The principal offices of our wholly-owned subsidiary, InsPro Technologies, LLC, are located at 130 Baldwin Tower, Eddystone, PA 19022 and its web site is www.inspro.com..

Investor Information

All periodic and current reports, registration statements and other material that we are required to file with the Securities and Exchange Commission, or the Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, may be obtained free of charge by writing to us at InsPro Technologies Corporation, 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087 or e-mailing us at finance@inspro.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the Commission. Our Internet websites and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The public may also read and copy any materials we have filed with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Item 2.	PropertIES.

We do not own any real estate.

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

2010:
First quarter, ended March 31, 2010	$0.12	$0.04
Second quarter, ended June 30, 2010	$0.11	$0.04
Third quarter, ended September 30, 2010	$0.18	$0.04
Fourth quarter, ended December 31, 2010	$0.51	$0.05

2011:
First quarter, ended March 31, 2011	$0.10	$0.05
Second quarter, ended June 30, 2011	$0.10	$0.02
Third quarter, ended September 30, 2011	$0.09	$0.02
Fourth quarter, ended December 31, 2011	$0.045	$0.0095

2012:
First quarter, ended March 31, 2012	$0.034	$0.01

Holders of Record

Based on information furnished by our transfer agent, as of March 30, 2012, we had approximately 109 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock during the last two fiscal years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The current operations of InsPro Technologies Corporation (the “Company”, “we”, “us” or “our”) consist of our InsPro Technologies, LLC subsidiary (“InsPro Technologies”).

InsPro Enterprise is a comprehensive, web-based insurance administration software application. InsPro was introduced by Atiam Technologies, L.P. (now our InsPro Technologies, LLC subsidiary) in 2004. InsPro Enterprise clients include insurance carriers and third party administrators. We market InsPro Enterprise as a licensed software application, and we realize revenue from the sale of the software licenses, application service provider fees, software maintenance fees and professional services.

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

InsPro Technologies offers InsPro Enterprise on both a licensed and an ASP basis. An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP Hosting Service enables a client to lease the InsPro Enterprise software, paying only for that capacity required to support their business. ASP clients access an instance of InsPro Enterprise installed on InsPro Technologies’ servers located at InsPro Technologies’ offices or at a third party’s site.

Software maintenance fees apply to both licensed and ASP clients. Maintenance fees cover periodic updates to the application and access to the InsPro Enterprise Help Desk.

Professional services are generally associated with the implementation of an InsPro Enterprise instance for either an ASP or licensed client, and cover such activity as InsPro Enterprise installation, configuration, modification of InsPro functionality, client insurance plan set-up, client insurance document design and system documentation.

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

We recognize revenues from software license agreements when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. We consider fees relating to arrangements with payment terms extending beyond one year to not be fixed or determinable and revenue for these arrangements is recognized as payments become due from the customer. In software arrangements that include more than one InsPro Enterprise module, we allocate the total arrangement fee among the modules based on the relative fair value of each of the modules.

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

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues

For the year ended December 31, 2011, or 2011, we earned revenues of $9,057,816 as compared to $6,077,358 for the year ended December 31, 2010, or 2010, an increase of $2,980,458 or 49%. Revenues include the following:

	For the Year Ended December 31,
	2011	2010

Professional services	$4,277,297	$3,694,125
ASP hosting revenue	2,030,253	1,487,880
Sales of software licenses	1,935,000	125,000
Maintenance revenue	789,505	761,250
Sub-leasing and other revenue	25,761	9,103

Total	$9,057,816	$6,077,358

•	In 2011 our professional services revenue increased $583,172 or 16% primarily as a result of higher implementation services to two clients acquired in 2011 partially offset by lower implementation services to a client acquired in 2010 and lower post implementation services to other existing clients. Implementation services included assisting clients in setting up their insurance products in InsPro Enterprise, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise.

•	In 2011 our ASP hosting revenue increased $542,373 or 37% as a result of increased fees from a new client and several existing clients as a result of clients’ increased transaction volume of business that they process on InsPro Enterprise. ASP hosting service enables a client to either lease the InsPro software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. InsPro Technologies’ ASP hosting clients access InsPro Enterprise installed on InsPro Technologies’ owned servers located at InsPro Technologies’ offices or at a third party’s site.

•	In 2011 we earned $1,935,000 of license fee revenue, which includes license fees recognized upon the completion of our implementation of InsPro Enterprise for a client acquired in 2009 and another client acquired in 2011. In 2010 we earned license fee revenue of $125,000, which represented a portion of the total contractual price of the sale of a software license purchased by the client and recognized in 2010.

•	In 2011 our maintenance revenue increased $28,255 or 4% as a result of fees from a new client largely offset by a decrease in fees from an existing client who consolidated two InsPro Enterprise instances, which significantly reduced this client’s maintenance fees.

•	In 2011 we earned sub-leasing revenue from the sub-lease of space in our Radnor office. Subleasing revenue increased primarily as a result of our subleasing office space for less than nine months in 2010 as compared to twelve months in 2011.

Cost of Revenues

Our cost of revenues for 2011 was $6,948,872 as compared to $6,563,842 for 2010 for an increase of $385,030 or 6% as compared to 2010. Cost of revenues consisted of the following:

	For the Year Ended December 31,
	2011	2010

Salaries, employee benefits and related taxes	$4,539,529	$3,953,596
Professional fees	1,786,650	1,622,039
Rent, utilities, telephone and communications	338,386	295,173
Other cost of revenues	284,307	693,034
	$6,948,872	$6,563,842

•	Our salaries, employee benefits and related taxes component of cost of revenues in 2011 was $4,539,529 as compared to $3,953,596 in 2010 for an increase of $585,933 or 15% as compared to 2010. Salaries, employee benefits and related taxes increased primarily as a result of increased employee staffing and to a lesser extent $66,385 of post employment expense in 2011 pertaining to a Separation of Employment Agreement and General Release between the Company and InsPro Technologies’ former Chief Operating Officer.

•	Our professional fees component of cost of revenues in 2011 was $1,786,650 as compared to $1,622,039 in 2010 for an increase of $164,611 or 10% as compared to 2010. Professional fees increased as a result of increased utilization of an outside consulting firm, which is assisting us with modifications to InsPro Enterprise’s functionality partially offset by a decrease of $167,571, which represents training and set up expense in 2010 from a vendor that provides InsPro Technologies with offshore outsourcing capabilities.

•	Our rent, utilities, telephone and communications component of cost of revenues in 2011 was $338,386 as compared to $295,173 in 2010 for an increase of $43,213 or 15% as compared to 2010. Rent, utilities, telephone and communications increased as a result of scheduled increases in rental costs and increases in telephone and communications costs.

•	Our other cost of revenues component of cost of revenues in 2011 was $284,307 as compared to $693,034 in 2010, a decrease of $408,727 or 59%. The decrease was the result of cost reduction initiatives pertaining to computer processing, which included a non recurring $160,290 expense credit in 2011 pertaining to the settlement of amounts owed to a vendor. Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit (Loss)

As a result of the aforementioned factors, we reported a gross profit of $2,108,944 in 2011 as compared to a gross loss of $486,484 in 2010.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for 2011 were $4,779,482 as compared to $5,387,808 in 2010, for a decrease of $608,326 or 11% as compared to 2010. Selling, marketing and administrative expenses consisted of the following:

	For the Year Ended December 31,
	2011	2010

Salaries, employee benefits and related taxes	$2,615,602	$2,765,161
Advertising and other marketing	125,130	160,903
Depreciation and amortization	687,042	876,644
Rent, utilities, telephone and communications	368,336	403,955
Professional fees	439,006	653,123
Other general and administrative	544,366	528,022
	$4,779,482	$5,387,808

In 2011 we incurred salaries, employee benefits and related taxes of $2,615,602 as compared to $2,765,161 in 2010, a decrease of $149,599 or 5%. The decrease is the result of reduced share based employee compensation and reduced corporate staffing as a result of cost reduction initiatives.

•	Share based employee compensation expense was $274,302 in 2011 as compared to $383,523 in 2010. The decrease is primarily attributable to the lower estimated fair value of a warrant granted to Mr. Verdi in the third quarter of 2011 as compared to the estimated fair value of a similar warrant that was granted to Mr. Oakes in the third quarter of 2010.

o	In 2011 the Company recorded an expense of $180,000, which is the estimated fair value of an immediately exercisable warrant to purchase 150,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share, which was granted to Mr. Verdi on September 14, 2011.

o	In 2010 the Company recorded an expense of $332,994, which is the estimated fair value of an immediately exercisable warrant to purchase 150,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share, which was granted to Mr. Oakes on August 18, 2010.

o	Expense pertaining to employee stock option share based employee compensation was $94,302 in 2011 as compared to $55,529 in 2010. The increase was the result of stock options granted in 2011, 2011 containing a full year of amortization expense on stock options granted in 2010 and the expensing in 2011 of the unamortized compensation pertaining to a stock option granted to InsPro Technologies’ former Chief Operating Officer.

o	Share based employee compensation consist of stock option and warrants, which are valued at fair-value at the date of the grant and expensed over the stock option or warrant’s vesting period or the duration of employment, whichever is shorter.

Advertising and other marketing in 2011 was $125,130 as compared to $160,903 in 2010. The decrease is the result of the elimination of a sales and marketing management consultant in 2011 and a non recurring finders’ fee payable to a third party in 2010 pertaining to the signing of a new client.

Depreciation and amortization expense consisted of the following:

	For the Year Ended December 31,
	2011	2010

Amortization of intangibles acquired as a result of the InsPro acquisition	$346,736	$437,706
Amortization of software and website development for external marketing	-	43,574
Depreciation expense	340,306	395,364

Total	$687,042	$876,644

•	In 2011 we incurred amortization expense of $346,736 as compared to $437,706 in 2010 for the intangible assets acquired from InsPro Technologies (formerly Atiam Technologies, L.P.) on October 1, 2007. The decrease is the result of the full amortization for the employment and non-compete agreements acquired as of October 1, 2010.

•	In 2011 we incurred amortization expense of $0 as compared to $43,574 in 2010 for software development cost for external marketing pertaining to InsPro Technologies’ InsPro Enterprise system, which was fully amortized as of June 30, 2010.

•	In 2011 we incurred depreciation expense of $340,306 as compared to $395,364 in 2010. The decrease was due to certain assets becoming fully depreciated during 2011.

In 2011 we incurred rent, utilities, telephone and communications expense of $368,336 as compared to $403,955 in 2010. The decrease is primarily attributable to the elimination of the Company’s Florida office.

In 2011 we incurred professional fees of $439,006 as compared to $653,123 in 2010. The decrease in professional fees is primarily attributable to legal costs incurred in connection with settled litigation with certain shareholders in 2010 and to a lesser extent costs incurred in connection with the Company’s rights offering incurred in 2010.

In 2011 we incurred other general and administrative expenses of $544,366 as compared to $528,022 in 2010. The increase is primarily the result of higher travel and entertainment pertaining to sales and marketing activities. Other general and administrative expense includes office expenses, travel and entertainment pertaining to sales and marketing activities, corporate insurance costs and computer hardware and software costs.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $2,670,538 in 2011 as compared to a loss from operations of $5,874,292 in 2010.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Year Ended December 31,
	2011	2010
Revenues:
Commission and other revenue from carriers	$178,705	$452,360
Transition policy commission pursuant to the Agreement	703,311	1,114,477
Gain on the sale of Insurint	-	578,569
Gain on disposal of property and equipment	-	6,530
Lead sale revenue	-	156
Insurint revenue	-	53,340
Sub-lease revenue	150,054	1,219,723

	1,032,070	3,425,155

Operating expenses:
Salaries, employee benefits and related taxes	11,200	238,698
Rent, utilities, telephone and communications	171,687	312,068
Professional fees	(1,961)	182,424
Other general and administrative	47,155	228,290

	228,081	961,480

Gain from discontinued operations	$803,989	$2,463,675

In 2011 we earned revenues in discontinued operations of $1,032,070 as compared to $3,425,155 in 2010, a decrease of $2,393,085 or 70%. Revenues include the following:

•	Commission and other revenue from carriers of $178,705 in 2011 as compared to $452,360 in 2010. The decrease is due to the declines in our telesales call center produced agency business. We continue to receive commissions from carriers other than certain carriers and commissions on policies other than transferred policies, which were transferred to the acquirer.

•	Transition policy commission pursuant to the agency business sales agreement of $703,311 in 2011 as compared to $1,114,477 in the 2010. The decrease is due to the declines in our telesales call center produced agency business.

•	During the first quarter of 2010 we recognized a $578,569 gain on the sale of Insurint effective open the execution of an asset purchase agreement (the “Insurint Sale Agreement”) with an unaffiliated third party.

o	Pursuant to the terms of the Insurint Sale Agreement we sold substantially all of Insurint’s assets used in Insurint’s business including the Insurint software, www.insurint.com web site, other intellectual property specific to Insurint including but not limited to the customer base and all future revenue pertaining to Insurint. The buyer agreed to assume future Insurint commitments and expenses subsequent to March 31, 2010.

o	Pursuant to the Insurint Sale Agreement we will receive in aggregate $625,000 in cash from the buyer of Insurint, of which $312,500 was received on April 1, 2010 and the $312,500 balance will be received over twenty-three equal monthly installments in the amount of $13,020.83, with the first monthly payment due on May 1, 2010, and the last monthly payment in the amount of $13,020.91 due on April 1, 2012.

o	We incurred $21,829 of legal costs pertaining to the Insurint Sale Agreement.

•	Insurint revenue ceased effective March 31, 2010 as a result of the Insurint Sale Agreement.

•	In 2011 we earned sub-lease revenue of $150,054 as compared to $1,219,723 in 2010 from the sub-leasing of our former New York and Florida offices. Our leases for our former New York and Florida offices expired on December 31, 2010 and February 28, 2011, respectively. Sub-lease revenue from our former offices ceased effective with the expiration of our leases of our former offices.

Total operating expenses of discontinued operations in 2011 was $228,081 as compared to $961,480 in 2010, for a decrease of $733,399 or 76% as compared to 2010. The primary reason for the decrease is attributable to the sale of Insurint and the cessation of activities for Insurint subsequent to March 31, 2010, and to a lesser extent the expiration of the leases of our former New York and Florida offices.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $803,989 or $0.02 gain from discontinued operations per share basic and diluted in 2011 as compared to a gain from discontinued operations of $2,463,675 or $0.06 gain from discontinued operations per share basic and diluted in 2010.

Other income (expenses)

In 2011 we recognized a gain on change in fair value of warrants liabilities of $2,356,114 as compared to a gain of $1,136,588 in 2010. The gain in 2011 and 2010 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Interest income is attributable to interest-bearing cash deposits. The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense is lower in 2011 as compared to 2010 as a result of the repayment of our secured promissory note with The Co-Investment Fund II, L.P., or Co-Investment, in the fourth quarter of 2010 and the elimination of interest expense on the secured note.

Net Income (loss)

As a result of these factors discussed above, we reported net income of $489,049 or $0.01 basic and fully diluted net income per common share. We reported a net loss of $2,500,446 or $0.06 basic and diluted net loss per share in 2010.

Impact of Inflation

The primary inflationary factor affecting our operations is labor costs and we do not believe that inflation has materially affected earnings during the past two years. Substantial increases in costs and expenses, particularly labor and operating expenses, could have a significant impact on our operating results to the extent that such increases cannot be passed along to our customers.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had a cash balance of $3,702,053 and working capital of $3,524,939.

Net cash used by operations was $1,539,134 in 2011 as compared to $4,774,623 in 2010. The improvement in cash flow from operations was primarily the result of the reduction in our loss from operations and non recurring cash disbursements in discontinued operations in 2010 pertaining to our former Florida office, which are reflected in the change in assets of discontinued operations. Impacting the improvement in our cash flow from operations was our net income of $489,049 in 2011 as compared to our net loss of $2,500,446 in 2010 and:

•	Increases in accounts receivable of $796,731 in 2011, which is primarily the result of increases in InsPro Enterprise billings especially for license fees billed in December 2011.

•	Decreases in accounts payable of $274,409 in 2011, which are primarily the result of a settlement of amounts owed to a vendor, which resulted in the payment of $90,000 and the vendor agreeing to a credit on amounts owed of $160,290, combined with payment of amounts owed to other vendors.

•	Increases in accrued liabilities of $174,576 in 2011, which are primarily the result of increases in accrued professional services for IT consulting.

•	Increases in deferred revenue of $245,000 in 2011, which is primarily the result of license fee deposits collected during 2011 from recently acquired InsPro Enterprise clients.

•	Increases in net assets of discontinued operations of $40,701, which are primarily the result of the payment of lease payments pertaining to abandoned leases and the return of security deposits to the Company’s former landlords and former sub-tenants all pertaining to our former New York and Florida offices during the first quarter of 2011.

In addition to cash used in operating activities we incurred the following non cash gains and expenses in 2011, which were included in our net income (loss), including:

•	Recorded depreciation and amortization expense of $687,042 and $876,644 in 2011 and 2010, respectively.

•	Recorded stock-based compensation and consulting expense of $274,302 and $383,523 in 2011 and 2010, respectively.

•	Recognized a gain on change in fair value of warrants liabilities of $2,356,114 and a gain on change in fair value of warrants liabilities of $1,136,588 in 2011 and 2010, respectively.

•	We recorded a gain of $6,530 on the disposal of property and equipment of discontinued operations in 2010.

Net cash used by investing activities in 2011 was $223,382 as compared to $239,607 in 2010. The decline is the result of computer hardware acquired in 2010 in connection with our cost savings initiatives to reduce our computer processing cost component of our cost of revenues. Investing activities pertain to the purchase of property and equipment supporting current and future operations.

Net cash provided by financing activities in 2011 was $1,035,543 as compared to $8,039,603 in 2010.

•	During the first quarter of 2011 the letters of credit pertaining to the leases for our former Florida and New York offices, which were collateralized with assets in the form of a money market account and certificate of deposit and classified as restricted cash as of December 31, 2010, were terminated as a result of the expiration of these leases. As a result of the termination of these letters of credit the restrictions on the money market account and certificate of deposit were lifted, and $1,152,573 was transferred from restricted cash bank accounts to unrestricted bank accounts during the first quarter of 2011.

•	During the first quarter of 2010 we received $1,107,000 in gross proceeds as a result of the exercise of subscription units pertaining to our rights offering, which was completed on March 26, 2010.

o	On January 14, 2010 we filed a prospectus for a rights offering on Form S-1/A, which the Commission declared effective on January 22, 2010, to distribute to shareholders at no charge, one non-transferable subscription right for each 12,256 shares of our common stock and 613 shares of our preferred stock owned as of January 1, 2010, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks or other nominees on shareholders’ behalf, as a beneficial owner of such shares. This rights offering was designed to give all of the holders of the Company’s common stock the opportunity to participate in an equity investment in the Company on the same economic terms as our 2009 private placement.

o	The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $1,000. A Subscription Unit consisted of 250 shares of Series A preferred stock and a five-year warrant to purchase 5,000 shares of common stock at an exercise price of $0.20 per share. In the event that a holder of a Subscription Unit purchased all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder had the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights.

o	Effective with the expiration of the subscription rights, which occurred on March 26, 2010, holders of subscription rights exercised in aggregate 1,061 basic subscription rights and 46 over subscription rights for a total 1,107 Subscription Units. As a result of the exercise of 1,107 Subscription Units we issued effective on March 26, 2010 in aggregate 276,750 shares of Series A preferred stock and five-year warrants to purchase in aggregate 5,535,000 shares of common stock at an exercise price of $0.20 per share. The Series A preferred stock issued in 2010 have the same terms as the Series A preferred stock issued in 2009.

o	Of the 1,107 Subscription Units exercised Co-Investment exercised 1,000 basic subscription rights for $1,000,000 and on March 26, 2010, the Company issued to Co-Investment 250,000 shares of Series A preferred stock and five-year warrants to purchase in aggregate 5,000,000 shares of common stock at an exercise price of $0.20 per share.

o	Effective with the expiration of the subscription rights all unexercised subscription rights expired.

•	During the second quarter of 2010 we received $1,000,000 in gross proceeds as a result of the modification of the terms of our loan agreement and note with Co-Investment. The Company incurred $18,389 of costs associated with the loan agreement and note in the second quarter of 2010.

•	During the third quarter of 2010 we received $5.4 million in gross proceeds as a result of the issuance of preferred stock and warrants in a private offering.

o	On September 30, 2010, the Company entered into and completed a private placement with certain accredited investors, including Independence Blue Cross, a Pennsylvania hospital plan corporation, for an aggregate of 1,800,001 shares of Series B Preferred Stock, and warrants to purchase 18,000,010 shares of its Common Stock, pursuant to the terms of a securities purchase agreement.

•	During the fourth quarter of 2010 we received $0.6 million in gross proceeds as a result of the issuance of preferred stock and warrants in the sale of an additional 200,000 Units to Independence Blue Cross as part of the 2010 private placement on the same terms and conditions as described in the securities purchase agreement.

•	InsPro Technologies has entered into various capital lease obligations to purchase equipment used for operations.

As of December 31, 2011, we have funded our operating and investment activities from the proceeds of the sale of shares of our equity securities and from the proceeds from the loan agreement and note. Our liquidity needs for the next twelve months and beyond are principally for the funding of our operations and the purchase of fixed assets. Barring unforeseen circumstances, we anticipate being able to fund these liquidity needs for the next twelve months with cash and cash equivalents balances as of December 31, 2011. We believe that offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and are dependent on market conditions at such time.

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

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page Number

INSPRO TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2011 and December 31, 2010	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2011 and December 31, 2010	F-4
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2011 and December 31, 2010	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and December 31, 2010	F-6
Notes to Consolidated Financial Statements	F-7 to F-41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
InsPro Technologies Corporation
Radnor, Pennsylvania

We have audited the accompanying consolidated balance sheets of InsPro Technologies Corporation and Subsidiaries as of December 31, 2011 and December 31, 2010, the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2011 and December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InsPro Technologies Corporation and Subsidiaries as of December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
March 16, 2012

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash	$3,702,053	$4,429,026
Accounts receivable, net	1,506,234	709,503
Prepaid expenses	116,649	158,245
Other current assets	2,905	8,211
Assets of discontinued operations	104,002	63,301

Total current assets	5,431,843	5,368,286

Restricted cash	-	1,152,573
Property and equipment, net	496,692	613,618
Intangibles, net	260,050	606,785
Other assets	80,608	92,558

Total assets	$6,269,193	$7,833,820

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$8,586	$17,311
Accounts payable	644,563	918,972
Accrued expenses	521,383	346,808
Current portion of capital lease obligations	109,872	158,138
Due to related parties	-	8,370
Deferred revenue	622,500	377,500

Total current liabilities	1,906,904	1,827,099

LONG TERM LIABILITIES:
Warrant liability	1,674,226	4,030,340
Capital lease obligations	113,943	165,612

Total long term liabilities	1,788,169	4,195,952

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 2,797,379 shares issued and outstanding (liquidation value $8,392,137)	5,427,604	5,427,604
Common stock ($.001 par value; 300,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	37,038,318	36,764,016
Accumulated deficit	(42,797,449)	(43,286,498)

Total shareholders' equity	2,574,120	1,810,769

Total liabilities and shareholders' equity	$6,269,193	$7,833,820

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010

Revenues	$9,057,816	$6,077,358

Cost of revenues	6,948,872	6,563,842

Gross profit (loss)	2,108,944	(486,484)

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	2,615,602	2,765,161
Advertising and other marketing	125,130	160,903
Depreciation and amortization	687,042	876,644
Rent, utilities, telephone and communications	368,336	403,955
Professional fees	439,006	653,123
Other general and administrative	544,366	528,022

	4,779,482	5,387,808

Loss from operations	(2,670,538)	(5,874,292)

Gain from discontinued operations	803,989	2,463,675

Other income (expense):
Gain on the change of the fair value of warrant liability	2,356,114	1,136,588
Interest income	23,044	21,000
Interest expense	(23,560)	(247,417)

Total other income (expense)	2,355,598	910,171

Net income (loss)	$489,049	$(2,500,446)

Net income (loss) per common share - basic and fully diluted
Income (loss) from operations	$(0.01)	$(0.12)
Gain from discontinued operations	0.02	0.06
Net income (loss) per common share	$0.01	$(0.06)

Weighted average common shares outstanding - basic and fully diluted	41,543,655	41,543,655

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARs ENDED DECEMBER 31, 2011 and 2010

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $.001				Total
	$.001 Par Value		$.001 Par Value		Par Value		Additional		Shareholders'
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Defict)

Balance - December 31, 2009	1,000,000	$1,983,984			41,543,655	$41,543	$36,380,493	$(40,786,052)	$(2,380,032)

Preferred stock and warrants issued in rights offering	276,750	880,120							880,120

Preferred stock and warrants issued in private placement			2,000,001	3,609,525					3,609,525

Warrant issued as compensation							332,994		332,994

Preferred stock and warrants issued in connection with coversion of secured note from related party			797,378	1,818,079					1,818,079

Amortization of deferred compensation							50,529		50,529

Net loss for the period								(2,500,446)	(2,500,446)

Balance - December 31, 2010	1,276,750	2,864,104	2,797,379	5,427,604	41,543,655	41,543	36,764,016	(43,286,498)	1,810,769

Amortization of deferred compensation							94,302		94,302

Warrant issued as compensation							180,000		180,000

Net income for the period								489,049	489,049

Balance - December 31, 2011	1,276,750	$2,864,104	2,797,379	$5,427,604	41,543,655	$41,543	$37,038,318	$(42,797,449)	$2,574,120

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010

Cash Flows From Operating Activities:
Net income (loss)	$489,049	$(2,500,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	687,042	876,644
Stock-based compensation and consulting	274,302	383,523
(Gain) on change of fair value of warrant liability	(2,356,114)	(1,136,588)
Loss on the disposal of equipment of discontinued operations	-	6,530
Changes in assets and liabilities:
Accounts receivable	(796,731)	305,566
Prepaid expenses	41,596	(74,411)
Other current assets	5,306	(1,802)
Other assets	11,950	28,412
Accounts payable	(274,409)	(330,911)
Accrued interest on related secured note from related party	-	199,876
Accrued expenses	174,576	(469,925)
Due to related parties	-	8,370
Deferred revenue	245,000	145,000
Assets of discontinued operations	(40,701)	(2,214,461)

Net cash used in operating activities	(1,539,134)	(4,774,623)

Cash Flows From Investing Activities:
Purchase of property and equipment	(223,382)	(239,607)

Net cash used in investing activities	(223,382)	(239,607)

Cash Flows From Financing Activities:
Gross proceeds from note payable	37,540	119,875
Payments on note payable	(46,265)	(110,168)
Gross proceeds from secured note from related party	-	1,000,000
Payments on secured note from related party	-	(2)
Fees paid in connection with secured note from related party	(8,370)	(18,389)
Gross proceeds from capital leases	58,791	137,310
Payments on capital leases	(158,726)	(151,099)
Restricted cash in connection with letters of credit	1,152,573	1,471
Gross proceeds from sales of preferred stock and warrants	-	7,107,001
Fees paid in connection with offering	-	(46,396)

Net cash provided by financing activities	1,035,543	8,039,603

Net increase (decrease) in cash	(726,973)	3,025,373

Cash - beginning of the period	4,429,026	1,403,653

Cash - end of the period	$3,702,053	$4,429,026

Supplemental Disclosures of Cash Flow Information Cash payments for interest	$23,560	$47,541

Non cash financing activities:
Accrued Interest on related party note	$-	$139,398
Repayment of secured note upon conversion into equity	$-	$(2,392,134)
Preferred stock and warrants issued upon the conversion of secured note	$-	$2,367,874

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

We acquired Atiam Technologies, L.P. on October 1, 2007 through our Atiam Technologies, LLC subsidiary. During the second quarter of 2009, Atiam Technologies, LLC was renamed InsPro Technologies, LLC (“InsPro LLC”). InsPro LLC is a provider of comprehensive, web-based insurance administration software applications. InsPro LLC’s flagship software product is InsPro Enterprise, which was introduced in 2004. InsPro LLC offers InsPro Enterprise on both a licensed and an ASP (Application Service Provider) basis. InsPro Enterprise is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business. InsPro LLC’s clients include insurance carriers and third party administrators. InsPro LLC realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and consulting and implementation services.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2011 presentation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2011 and 2010 include the warrant liability, allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, and revenue recognition.

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

Restricted cash

Restricted cash pertained to all cash and cash equivalents that were held in restricted accounts pertaining to the Company’s letters of credit as restricted cash. See Note 11 – Restricted Cash, Commitments and Contingincies.

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2011 and 2010, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0 and $0, respectively.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s two largest InsPro Enterprise clients.

	As of December 31,
	2011	2010

Largest InsPro client	33%	42%
Second largest InsPro client	27%	15%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of December 31, 2011, and December 31, 2010, because of the relatively short-term maturity of these instruments and their market interest rates.

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
December 31, 2011

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

The Company’s InsPro LLC subsidiary capitalized certain costs valued in connection with developing or obtaining software for external use. These costs, which consist of direct technology labor costs, are capitalized subsequent to the establishment of technological feasibility and until the product is available for general release. Both prior and subsequent costs relating to the establishment of technological feasibility are expensed as incurred. Development costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established. Software development costs are amortized on a straight-line basis over the estimated useful lives of the products not to exceed two years, beginning with the initial release to customers. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of the capitalized software development costs should be revised or the remaining balance of such assets may not be recoverable. The Company evaluates the recoverability of capitalized software based on the net realizable value of its software products, as defined by the estimated future revenue from the products less the estimated future costs of completing and disposing of the products, compared to the unamortized capitalized costs of the products. Capitalized software development costs were fully amortized as of December 31, 2010.

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

Warrant liability

The Company issued warrants, which contain certain anti-dilution provisions that reduce the exercise price of the warrants in certain circumstances.  See Note 8 – Equity - Common Stock Warrants.

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
December 31, 2011

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
					$4,030,340

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the year ended December 31, 2010:

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

For the year ended December 31, 2011, the Company recorded a gain on the change in fair value of derivative liability of $2,356,114 to mark to market for the decrease in fair value of the warrants during the year ended December 31, 2011.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company determined the fair value of the warrant liability at December 31, 2011 was $1,674,226. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.02% and the following:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

1/15/2009	$0.15	26,666,667	2.0	521%	$719,674
3/26/2010	0.15	7,380,000	3.2	587%	199,260
9/30/2010	0.15	18,000,010	3.8	599%	486,000
11/29/2010	0.15	2,000,000	3.9	600%	54,000
12/22/2010	$0.15	7,973,780	4.0	600%	215,292
					$1,674,226

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the year ended December 31, 2011:

Warrant liability balance as of December 31, 2010	$4,030,340
Decrease in the fair value of warrant liability during the year ended December 31, 2011, included in net loss	(2,356,114)
Warrant liability balance as of December 31, 2011	$1,674,226

Income taxes

The Company accounts for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income (loss) per common share

Basic earnings per share is computed by dividing income (loss) from continuing operations by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the adjusted net loss from operations for diluted earnings per share by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The effects of common stock equivalents and potentially dilutive securities outstanding during 2011 and 2010 are excluded from the calculation of diluted loss per common share because it is anti-dilutive.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company's common stock equivalents include the following:

	December 31, 2011	December 31, 2010

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	55,947,580	55,947,580
Options, issued, outstanding and exercisable	4,510,000	4,240,000
Warrants to purchase common stock, issued, outstanding and exercisable	91,987,344	93,162,344
Warrants to purchase series A convertible preferred stock, issued, outstanding and exercisable	6,000,000	3,000,000
	183,979,924	181,884,924

Revenue recognition

InsPro LLC offers InsPro Enterprise on both a licensed and an ASP basis. An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location. Alternatively, ASP hosting service enables a client to lease the InsPro Enterprise software, paying only for that capacity required to support their business. ASP clients access InsPro Enterprise installed on InsPro LLC owned servers located at InsPro LLC’s offices or at a third party’s site.

InsPro LLC’s software maintenance fees apply to both licensed and ASP clients. Maintenance fees cover periodic updates to the application and the InsPro Enterprise help desk.

InsPro LLC’s consulting and implementation services are generally associated with the implementation of an InsPro Enterprise instance for either an ASP or licensed client, and cover such activity as InsPro Enterprise installation, configuration, modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation.

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
December 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes revenue from software license agreements when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. The Company considers fees relating to arrangements with payment terms extending beyond one year to not be fixed or determinable and revenue for these arrangements is recognized as payments become due from the customer. In software arrangements that include more than one InsPro Enterprise module, the Company allocates the total arrangement fee among the modules based on the relative fair value of each of the modules.

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

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro Enterprise design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities, equipment and software costs.

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

At December 31, 2011, the Company had $3,702,053 of cash in United States bank deposits, of which $1,529,216 was federally insured and $2,172,837 exceeded federally insured limits.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table lists the percentage of the Company’s revenue was earned from the Company’s two largest InsPro Enterprise clients.

	For the Year ended December 31,
	2011	2010

Largest InsPro client	29%	33%
Second largest InsPro client	20%	16%

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

At December 31, 2011, the Company does not believe that it is probable that the Company will incur a penalty in connection with the Company’s registration rights agreements. Accordingly no liability was recorded as of December 31, 2011. See Note 8- Shareholders Equity – Registration and Participation Rights.

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
December 31, 2011

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

NOTE 2 – DISCONTINUED OPERATIONS

The Company has classified its former telesales call center and external agent produced agency business (the “Agency Business”), its former Insurint business, and its leased offices located in New York and Florida as discontinued operations.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 2 – DISCONTINUED OPERATIONS (continued)

Pursuant to the Agreement eHealth has agreed to pay to HBDC II, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“HBDC II”), a portion of each commission payment received by eHealth and reported by the Specified Carrier relating to a Transferred Policy for the duration of the policy, provided that eHealth remains broker of record on such Transferred Policy.

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

The Company also generated revenue in 2010 from the sub-lease of our leased New York City office, which was sub-leased on a month to month basis through December 31, 2010, and also from the sub-lease of our leased Deerfield Beach Florida office, which was leased under operating leases through February 28, 2011. We recognized sub-lease revenue when lease rent payments are due in accordance with the sub-lease agreements. Recognition of sub-lease revenue commences when control of the facility has been given to the tenant.

The financial position of discontinued operations was as follows:

	December 31, 2011	December 31, 2010

Accounts receivable, less allowance for doubtful accounts $0	$49,779	$149,913
Deferred compensation advances	-	200
Prepaid expenses	-	4,332
Other current assets	54,227	174,103
Other assets	-	51,227
Accounts payable	-	(82,431)
Accrued expenses	-	(134,203)
Sub-tenant security deposit	-	(99,840)
Net current assets of discontinued operations	$104,006	$63,301

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The results of discontinued operations do not include any allocated or common overhead expenses. The results of operations of discontinued operations were as follows:

	For the Year Ended December 31,
	2011	2010
Revenues:
Commission and other revenue from carriers	$178,705	$452,360
Transition policy commission pursuant to the Agreement	703,311	1,114,477
Gain on the sale of Insurint	-	578,569
Gain on disposal of property and equipment	-	6,530
Lead sale revenue	-	156
Insurint revenue	-	53,340
Sub-lease revenue	150,054	1,219,723

	1,032,070	3,425,155

Operating expenses:
Salaries, employee benefits and related taxes	11,200	238,698
Rent, utilities, telephone and communications	171,687	312,068
Professional fees	(1,961)	182,424
Other general and administrative	47,155	228,290

	228,081	961,480

Gain from discontinued operations	$803,989	$2,463,675

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
December 31, 2011

NOTE 3 – ACQUISITION OF INSPRO TECHNOLOGIES (continued)

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

The Company accounted for the acquisition of InsPro LLC using the purchase method of accounting. Our calculation for the consideration paid for InsPro LLC in connection with the Bilenia Agreement and the Atiam Merger Agreement in the aggregate was $3,080,744 and consisted of the following:

Cash payments to sellers	$1,350,000
Fair value of common stock issued to sellers	1,650,006
Direct transaction fees and expenses	80,738
$3,080,744

We estimated the fair values of InsPro LLC’s assets acquired and liabilities assumed at the date of acquisition as follows:

Cash	$608,534
Accounts receivable	643,017
Prepaid expenses & other assets	22,623
Property and equipment, net	158,819
Other Assets - Refunds	3,401
Intangible Assets	2,097,672
Accounts payable	(34,278)
Accrued expenses	(122,675)
Income Taxes Payable	(157,288)
Deferred Revenue	(120,000)
Long and short term capital lease obligations	(19,081)
$3,080,744

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 3 – ACQUISITION OF INSPRO TECHNOLOGIES (continued)

Intangible assets acquired from InsPro LLC were assigned the following values: value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years; value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years; and employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight line over three years. Intangible assets acquired from InsPro LLC had the following unamortized values as of December 31, 2011: value of client contracts and relationships other than licensing of $163,383; and value of purchased software for sale and licensing value of $96,667.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	At December 31, 2011	At December 31, 2010
Computer equipment and software	3	$1,354,525	$1,139,721
Office equipment	4.6	204,442	194,360
Office furniture and fixtures	6.7	189,857	191,363
Leasehold improvements	9.8	34,034	34,034
		1,782,858	1,559,478

Less accumulated depreciation		(1,286,166)	(945,860)

		$496,692	$613,618

For the years ended December 31, 2011 and 2010, depreciation expense was $340,306 and $395,365, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Useful Life (Years)	At December 31, 2011	At December 31, 2010
InsPro Technologies intangible assets acquired	4.7	$2,097,672	$2,097,672
Software development costs for external marketing	2	174,296	174,296
		2,271,968	2,271,968

Less: accumulated amortization		(2,011,918)	(1,665,183)

		$260,050	$606,785

 For the years ended December 31, 2011 and 2010, amortization expense was $346,735 and $481,280 respectively.

Amortization expense subsequent to the period ended December 31, 2011 is $260,050 in 2012.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

On December 22, 2010, the Company entered into and completed a note conversion (the “Note Conversion”) with Co-Investment, in which as consideration for the repayment of the Note and accrued interest in the amount in aggregate of $2,392,136 the Company issued an aggregate of 797,378 shares of its Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), warrants to purchase 7,973,780 shares of its common stock, par value $0.001 (“Common Stock”) and $2.40 in cash, as full repayment of all outstanding principal and accrued interest under the Loan Agreement and Note pursuant to the terms of a note conversion agreement (the “Conversion Agreement”). See Note 8 – Shareholders’ Equity – Series A Preferred Stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

Effective with the March 26, 2010 expiration of a subscription rights offering Co-Investment exercised 1,000 basic subscription rights for $1,000,000 and the Company issued to Co-Investment 250,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”) and five-year warrants to purchase in aggregate 5,000,000 shares of Common Stock at an exercise price of $0.20 per share. See Note 8 - Shareholders’ Equity– Series A Preferred Stock and Common Stock Warrants - 2010.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

On September 30, 2010, the Company entered into and completed a private placement (the “2010 Private Placement”) with certain accredited investors, including Independence Blue Cross, a Pennsylvania hospital plan corporation (“Independence Blue Cross”), for an aggregate of 1,800,001 shares of Series B Preferred Stock, and warrants (“September 2010 Warrants”) to purchase 18,000,010 shares of our Common Stock, pursuant to the terms of a securities purchase agreement (the “2010 Purchase Agreement”). Independence Blue Cross purchased an aggregate of 1,666,667 shares of Series B Preferred Stock, and September 2010 Warrants to purchase 14,666,670 shares of Common Stock. See Note 8 - Shareholders’ Equity– Series A Preferred Stock and Common Stock Warrants - 2010.

In connection with the 2010 Private Placement, Equity Issuance the Company agreed to amend the warrants issued to Co-Investment in connection with the 2009 Private Placement and the warrants issued to Co-Investment and other investors in connection with the Company’s March 2010 rights offering (the “Prior Warrants”) such that the expiration dates of the anti-dilution provisions of the Prior Warrants were extended to the expiration date of the anti-dilution provisions of the warrants issued in the 2010 Private Placement. See Note 8 - Shareholders’ Equity – Common Stock Warrants - 2010.

On December 22, 2010, as consideration for the repayment of the Note and accrued interest in the amount in aggregate of $2,392,136 the Company issued to Co-Investment an aggregate of 797,378 shares of its Series B Preferred Stock, warrants to purchase 7,973,780 shares of its Common Stock in accordance with the Conversion Agreement and $2.40 cash. See Note 6 – Secured Note from Related Party. See Note 8 – Shareholders’ Equity– Series B Preferred Stock and Common Stock Warrants - 2010.

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Stock

Effective November 18, 2010, our shareholders approved an amendment to our certificate of incorporation, as amended, to increase the number of authorized shares of Common Stock from 200,000,000 shares to 300,000,000 shares.

Preferred Stock

Effective November 18, 2010, our shareholders approved an amendment to our certificate of incorporation, as amended, to increase the number of authorized shares of preferred stock from 10,000,000 shares to 20,000,000 shares.

Series A Preferred Stock

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

On January 15, 2009, the Company completed the 2009 Private Placement with Co-Investment, for an aggregate of 1,000,000 shares of its Series A Preferred Stock, and warrants to purchase 1,000,000 shares of its Series A Preferred Stock, pursuant to the terms of the 2009 Purchase Agreement. The gross proceeds from the closing were $4,000,000 and the Company intends to use the net proceeds of the 2009 Private Placement for working capital purposes.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

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

The Series A Preferred Stock is entitled to vote as a single class with the holders of the Company’s common stock, with each share of Series A Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each share of Series A Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $12,767,500, subject to certain customary adjustments, or (B) the amount such share of Series A Preferred Stock would receive if it participated pari passu with the holders of common stock on an as-converted basis. Each share of Series A Preferred Stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the Series A Preferred Stock, immediately after shareholder approval of the Charter Amendment (as defined below). For so long as any shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series A Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series A Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series A Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series A Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series A Preferred Stock with an amount per share equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $12,767,500 in aggregate for all issued and outstanding Series A Preferred Stock.

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

December 31, 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

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

Series B Preferred Stock

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

December 31, 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

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

December 31, 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

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

December 31, 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

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

2011

During 2011, 425,000 options previously granted to Warren Musser, the former vice chairman of the Company’s board of directors, expired in accordance with the terms of the stock options. During 2011, 330,000 options previously granted to various current and former employees expired in accordance with the terms of the stock options.

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

The Company recorded compensation expense pertaining to employee stock options and restricted and unrestricted stock grants as follows:

	For year ended ended December 31,
	2011	2010

Salaries, commission and related taxes	$94,302	$38,229
Loss from discontinued operations	-	12,300
	$94,302	$50,529

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

A summary of the Company's outstanding stock options as of and for the years ended December 31, 2011 and 2010 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

Outstanding at December 31, 2009	5,676,648	$1.11	$0.63

For the year ended December 31, 2010
Granted	2,250,000	0.10	0.10
Exercised	-	-	-
Forfeited	(1,336,648)	1.31	0.30

Outstanding at December 31, 2010	6,590,000	0.41	0.43

For the year ended December 31, 2011
Granted	1,000,000	0.10	0.10
Exercised	-	-	-
Expired	(755,000)	1.80	1.42

Outstanding at December 31, 2011	6,835,000	$0.47	$0.32

Outstanding and exercisable at December 31, 2011	4,510,000	$0.66	$0.44

The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions for options granted during the years ended December 31, 2011 and 2010:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Expected volatility	516%	380%
Risk-free interest rate	0.03%	0.19%
Expected life in years	5.0	5.0
Assumed dividend yield	0%	0%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

The following information applies to options outstanding at December 31, 2011:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.060	405,000	2.8	$0.060	305,000	$0.060
0.065	500,000	3.5	0.065	200,000	0.065
0.100	2,955,000	2.1	0.100	2,155,000	0.100
0.111	1,500,000	3.6	0.111	375,000	0.111
1.000	1,000,000	3.9	1.000	1,000,000	1.000
3.500	75,000	4.3	3.500	75,000	3.500
$3.600	400,000	4.3	$3.600	400,000	$3.600
	6,835,000			4,510,000

As of December 31, 2011, there were 30,000,000 shares of our common stock authorized to be issued under the 2010 Plan, of which 22,161,980 shares of our common stock remain available for future stock option grants.

The total intrinsic value of stock options granted during 2011 and 2010 was $0 and $0, respectively.  The total intrinsic value of stock options outstanding and exercisable as of December 31, 2011 and December 31, 2010 was $0 and $0, respectively.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $203,857 as of December 31, 2011, which will be recognized over a weighted average 4 years in the future.

Common Stock warrants

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

December 31, 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

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

2011

On January 10, 2011, warrants to purchase 1,175,000 shares of the Company’s common stock at an exercise price of $1.50 per share expired in accordance with the terms of the warrants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

A summary of the status of the Company's outstanding stock warrants as of and for the years ended December 31, 2011 and 2010 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2009	51,566,887	$0.38

For the year ended December 31, 2010
Granted	33,508,790	0.16
Adjustment to warrants issued in 2009 for Preferred Stock and 2010 Warrants	6,666,667	0.15
Adjustment to warrants issued in 2010 for Preferred Stock and 2010 Warrants	1,845,000	0.15
Exercised	-	-
Expired	(425,000)	2.57
Outstanding at December 31, 2010	93,162,344	0.25

For the year ended December 31, 2011
Granted	-	-
Exercised	-	-
Expired	(1,175,000)	1.50
Outstanding at December 31, 2011	91,987,344	0.24

Exercisable at December 31, 2011	91,987,344	$0.24

The following information applies to warrants outstanding at December 31, 2011:

Warrant Issue Date	Warrant Exercise Price	Warrant Expiration Date	Weighted Average Remaining Life	Anti-dilution Provision Expiration Date	Outstanding Common Stock Warrants

3/30/2007	$1.51	3/30/2012	0.2	expired	4,966,887
3/31/2008	0.20	3/31/2013	1.2	expired	25,000,000
1/15/2009	0.15	1/14/2014	2.0	9/29/2012	26,666,667
3/26/2010	0.15	3/26/2015	3.2	9/29/2012	7,380,000
9/30/2010	0.15	9/30/2015	3.8	9/29/2012	18,000,010
11/29/2010	0.15	11/29/2015	3.9	9/29/2012	2,000,000
12/22/2010	0.15	12/22/2015	4.0	9/29/2012	7,973,780
					91,987,344

Outstanding warrants at December 31, 2011, have a weighted average remaining contractual life of 2.4 years.

Upon the Company’s adoption of EITF No. 07-05 on January 1, 2009, the Company determined that the Company’s warrants issued in 2007, 2008 and 2009 did not qualify for a scope exception under SFAS No. 133 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On January 1, 2009, the Company’s warrants issued in 2007, 2008 and 2009 were reclassified from equity to warrant liability for their relative fair market values. See Note 1 - Warrant Liability.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

The Company determined the March 2010 Warrants, the September 2010 Warrants, the November 2010 Warrants and the December 2010 Warrants did not qualify for a scope exception under SFAS No. 133 as they were determined not to be indexed to the Company’s stock as prescribed by EITF No. 07-05. See Note 1 - Warrant Liability.

Preferred Stock warrants

On August 18, 2010, the board of directors of the Company granted a warrant to purchase 150,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share for a period of five years to Mr. Robert Oakes, who is InsPro LLC’s President and CEO. The warrant is immediately exercisable, non transferrable and expires on August 18, 2015. The Company estimated the fair value of the warrant to be $332,994 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility 384%, risk-free interest rate 0.19%, expected life in years 5, and assumed dividend yield 0%. The Company recorded the fair value of the warrant as salaries, employee benefits and related taxes.

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

A summary of the status of the Company's outstanding preferred stock warrants as of and for the year ended December 31, 2011 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2009	-	$-

For the year ended December 31, 2010
Granted	150,000	4.00
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2010	150,000	$4.00

For the year ended December 31, 2011
Granted	150,000	4.00
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2011	300,000	4.00

Exercisable at December 31, 2011	300,000	$4.00

Outstanding preferred stock warrants at December 31, 2011, have a remaining contractual life of 4.2 years.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

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

On June 1, 2007, the Commission declared effective the Company’s Registration Statement on Form SB-2 filed with the Commission on May 2, 2007, as amended.

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

December 31, 2011

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

December 31, 2011

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

Property and equipment includes the following amounts for leases that have been capitalized as of December 31, 2011 and 2010:

	Useful Life (Years)	December 31, 2011	December 31, 2010

Computer equipment and software	3	$654,690	595,898
Phone System	3	15,011	15,011
		669,701	610,909
Less accumulated depreciation		(555,141)	(413,837)
		$114,560	$197,072

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 9 – CAPITAL LEASE OBLIGATIONS (continued)

Future minimum payments required under capital leases at December 31, 2011 are as follows:

2012	$119,229
2013	58,818
2014	50,372
2015	12,815

Total future payments	241,234
Less amount representing interest	17,419

Present value of future minimum payments	223,815
Less current portion	109,872

Long-term portion	$113,943

NOTE 10 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $46,403 and $40,696 for the years ended December 31, 2011 and 2010.

NOTE 11 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES

Employment and Separation Agreements

On March 31, 2008, Anthony R. Verdi, our Chief Financial Officer, was also appointed to the position of Chief Operating Officer, effective April 8, 2008. Mr. Verdi shall have the authority, as our Chief Operating Officer, to lead the Company as the principal executive officer in the absence of a Chief Executive Officer and Mr. Verdi shall have such authority until we appoint a new Chief Executive Officer or until such time as our board of directors determines otherwise. Mr. Verdi was appointed to the board on June 20, 2008, and was appointed our Principal Executive Officer on May 18, 2011.

Mr. Verdi’s amended and restated employment agreement, as amended on March 31, 2008, provides for an initial term of one year with automatic successive one-year renewals unless we or Mr. Verdi gives the other party 60 days’ written notice prior to the end of the then current term. He is entitled to receive such employee benefits and bonus compensation as a majority of our board of directors may determine from time to time. Mr. Verdi’s base salary is $250,000 per year.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 11 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

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

In connection with the InsPro LLC acquisition, InsPro LLC entered into three-year employment agreement with Mr. Oakes, effective October 1, 2007. On July 9, 2010, the Company and Mr. Oakes entered into an amended and restated written employment agreement. Pursuant to Mr. Oakes employment agreement, his annual base salary is $250,000 per year through September 30, 2011. Pursuant to his employment agreement on April 7, 2011, Mr. Oakes received an increase in his base compensation to $300,000 retroactive to July 1, 2010, upon InsPro Technologies, LLC achievement of one calendar quarter of positive operating cash flow, which occurred during the calendar quarter ended March 31, 2011. Mr. Oakes is entitled to bonus compensation equal to 100% of the InsPro LLC’s net income up to a maximum of $100,000 in 2010 and $100,000 in 2011. Mr. Oakes is entitled to such fringe benefits as are available to other executives of InsPro Technologies Corporation. Mr. Oakes employment agreement shall be automatically extended for an additional one year term on March 25, 2011 and annually thereafter unless either party provides written notification to the other party of non-renewal no later than 60 days prior to the termination date of the agreement.

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

Pursuant to a written employment agreement effective June 20, 2011, Mr. Michael Mullin serves as our Chief Operating Officer of InsPro LLC. Pursuant to his employment agreement his annual base salary is $220,000 per year through June 20, 2012. Mr. Mullin is entitled to bonus compensation equal to 100% of the InsPro LLC’s positive cash flow up to a maximum of $12,500 per calendar quarter. He is entitled to receive such employee benefits and bonus compensation as provided to executives of the Company. Mr. Mullin’s employment agreement may be terminated upon 60 days written notice and will otherwise automatically renew on June 20, 2012, for a 1 year term.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 11 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

The Company may terminate Mr. Mullin’s employment agreement without cause at any time with 30 days prior written notice. In the event of Mr. Mullin’s termination without cause or for good reason, he or his estate would receive his then current base annual salary for a period of six months, plus unpaid accrued employee benefits, which is primarily accrued vacation, less all applicable taxes. In the event of his voluntary termination, death or disability, he or his estate would receive unpaid accrued employee benefits, less all applicable taxes.

During 2011 the Company renewed the employment agreements with four executives each for a one year term. These employment agreements provide that these four key employees will be compensated at an aggregate annual base salary of $701,000 with bonus compensation at the discretion of the Company’s board. These agreements may be terminated by the Company for “cause” (as such term is defined in the agreements) and without “cause” upon 30 days notice. These agreements may be terminated by the Company without “cause”, in which case the terminated employee will be entitled to their base salary for a period of six months. These agreements also contain non-competition and non-solicitation provisions for the duration of the agreements plus a period of six months after termination of employment.

Restricted Cash and Operating Leases

On February 17, 2006, the Company entered into a lease agreement with FG2200, LLC, a Florida limited liability company, for approximately 50,000 square feet of office space at 2200 S.W. 10th Street, Deerfield Beach, Florida (the "Lease"). The Company utilized this office as the principal office for its former Agency Business. The term of the Lease commenced on March 15, 2006 and terminates on February 28, 2011. On June 11, 2010, the Company exercised its one time option to cancel the Lease effective March 14, 2011, and paid $783,849 to FG2200, LLC on June 14, 2010. The monthly rent increased every 12 months, starting at $62,500 plus certain building expenses incurred by the landlord and ending at approximately $70,344 plus certain building expenses incurred by the landlord. In connection with the Lease, the Company provided a $1,000,000 letter of credit to the landlord as a security deposit for the Company's obligations under the Lease.

On January 4, 2011, the Company and FG2200, LLC, agreed to amend the Lease whereby the Company paid to FG2200, LLC $16,300 as consideration to shorten the expiration of the Lease to February 28, 2011, and to amend the security deposit provisions of the Lease. The amendment amended the security deposit whereby the Company’s existing $1,000,000 letter of credit, which served as the security deposit for the Lease, expired on January 14, 2011, and was replaced by a $160,300 cash payment from the Company to FG2200, LLC, which consisted of $16,300 consideration for amending the Lease and a $150,000 security deposit. The security deposit was returned to the Company by FG2200, LLC in 2011.

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

All amounts pertaining to the Company’s former Florida and New York offices are included in discontinued operations.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 11 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania. The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of landlord’s building expenses. Under the terms of the lease agreement, rent is waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet. The Company recorded a liability for deferred rent in the amount of $117,145 as of December 31, 2011.

The Company paid to the Landlord a security deposit of $110,000 under the lease (the “Security Deposit”) during the third quarter of 2006, which is accounted for as a deposit in other assets. The Company will not earn interest on the Security Deposit. The Security Deposit will decrease and the Landlord will return to the Company $10,000 on the third anniversary of the commencement date of the lease and on each anniversary thereafter until the required Security Deposit has been reduced to $20,000. The Security Deposit will be returned to the Company 30 days after the end of the lease provided the Company has complied with all provisions of the lease. The balance of the Security Deposit is $80,000 as of December 31, 2011.

The letters of credit pertaining to the lease for our Florida office and our former New York office were collateralized in the form of interest bearing bank deposits. These interest bearing bank deposits were on deposit with the issuer of the letters of credit and were classified as restricted cash on the Company’s balance sheet, which as of December 31, 2010 had balances of $1,152,573. The terms of the interest bearing bank accounts prohibited the Company from withdrawing the principal for the life of the letters of credit. On January 14, 2011, the Company’s $1,000,000 letter of credit was terminated by the issuing Bank at the request of the Company and the restrictions on the restricted cash, which served as collateral and was included in restricted cash, were eliminated on that date. On February 5, 2011, the Company’s $151,503 letter of credit was terminated by the issuing Bank at the request of the Company and the restrictions on the restricted cash, which served as collateral and was included in restricted cash, were eliminated on that date.

On September 14, 2007, InsPro LLC entered into a lease agreement with BPG Officer VI Baldwin Tower L.P. (“BPG”) for approximately 5,524 square feet of office space at Baldwin Towers in Eddystone, Pennsylvania. On March 26, 2008, and again on December 2, 2008, the Company and BPG agreed to amend the lease to increase the leased office space by 1,301 and 6,810 square feet, respectively. The term of the lease commenced on October 1, 2007 will expire on January 31, 2013. The annual rent increases every 12 months, starting at approximately $102,194 plus a proportionate share of landlord’s building expenses and ending at approximately $286,335 plus a proportionate share of landlord’s building expenses. Under the terms of the lease agreement, rent was waived for the first, second, tenth and twenty-fifth months of the lease term. The Company recorded a liability for deferred rent in the amount of $13,450 as of December 31, 2011.

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $660,429 and $713,440 for the years ended December 31, 2011 and 2010, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 11 – RESTRICTED CASH, COMMITMENTS AND CONTINGENCIES (continued)

Future minimum payments required under operating leases, severance and employment agreements and service agreements at December 31, 2011 are as follows:

2012	661,086
2013	277,203
2014	255,843
2015	257,451
2016	261,156
thereafter	65,521

Total	$1,778,260

NOTE 12 - INCOME TAXES

The Company has net operating loss carry forwards for federal income tax purposes of approximately $37,600,000 at December 31, 2011, the unused portion of which, if any, expires in years 2025 through 2031. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). The issuance of the Company’s Series A convertible preferred stock on January 15, 2009 resulted in a change of control as defined under IRC 382.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2011 and 2010:

	2011	2010

Computed "expected" expense (benefit)	$171,168	$(874,346)
State tax expense (benefit), net of federal effect	14,672	(74,944)
Amortization/impairment of acquisition related assets	41,257	182,924
Stock based compensation	104,235	145,739
Gain on change in fair value of warrants	(895,323)	(431,903)
Other permanent differences	13,407	6,140
Increase in valuation allowance	550,584	1,046,390
	$-	$-

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

NOTE 12 - INCOME TAXES (continued)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010

Deferred tax assets:
Net operating loss carry forward	$14,288,302	$13,727,271
Compensation expense	23,569	29,142
All Miscellaneous Other	45,464	98,633
Total deferred tax asset	14,357,335	13,855,046

Deferred tax liabilities:
Depreciation	(19,854)	(68,149)
Net deferred tax asset	14,337,481	13,786,897
Less: valuation allowance	(14,337,481)	(13,786,897)
	$-	$-

The Company believes they will be able to utilize deferred tax assets equal to the total deferred tax liabilities. The Company has fully reserved the deferred tax asset in excess of the deferred tax liabilities due to the limitation on taxable income that can be offset by net operating loss carry forwards in future periods under IRC section 382 as a result of changes in control and substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance was increased by $550,584 from the prior year.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated the effects of all events subsequent to December 31, 2011 through the date which the financial statements were available to be issued and has concluded that all events requiring adjustment to or disclosure in the financial statements have been made.

Expiration of Warrants

On March 30, 2012, warrants to purchase 4,966,887 shares of the Company’s Common Stock at an exercise price of $1.51 per share expired in accordance with the terms of the warrants.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

NONE

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision of our Principal Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that assessment, the Principal Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Internal Control over Financial Reporting.

The Company’s internal control over financial reporting is a process to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required recording and disclosure.

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

As of December 31, 2011 management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our Principal Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Directors of the Registrant

Michael Azeez, 55, has served as one of our directors since December, 2011. Mr. Azeez is a managing member of Azeez Investors, LLC. Mr. Azeez co-founded Unitel in 1988 and served as its President from 1988 until 2002. Mr. Azeez served in various executive positions at American Cellular Network Corporation from 1982 until 1988 and his positions included Vice President, General Manager of various divisions and as assistant to the President. Mr. Azeez is a member of the board of directors of Acrometris Strategic Software Services, which provides software solutions to insurance companies for workers compensation claims management. Mr. Azeez is a member of the board of directors of the Friends of Yemin Orde. Mr. Azeez is the Chairman and founder of the Sam Azeez Museum of Woodbine Heritage. Mr. Azeez’s significant executive and business development experience in the telecommunications industry and his civic service for various non-profit organizations qualifies him to be a member of our board of directors.

Donald R. Caldwell, 65, has served as one of our directors and as one of the Co-Chairman of our board of directors from April 2008 through November 24, 2009 and as our Chairman since November 24, 2009. Mr. Caldwell founded Cross Atlantic Capital Partners, Inc. in 1999, and presently serves as its Chairman and Chief Executive Officer. He has serves as a Director at Rubicon Technology, Inc. since 2001 where he chairs the Compensation Committee; and at Diamond Management & Technology Consultants, Inc. (NASDAQ) from 1994 until its sale to PriceWaterhouse in 2010, and where he served as a member of their Compensation Committee, Audit Committee and as the lead director since 2006. Mr. Caldwell is a Director and a member of the Compensation and Audit Committees and chairman of the Executive Committee of Quaker Chemical Corporation (NYSE), and a member of the Compensation Committee and the board of Voxware, Inc. (NASDAQ), a supplier of voice driven solutions. Mr. Caldwell is a director, chairman of the audit committee and member of the compensation committee of Lighting Gaming, Inc. since 2005.  Mr. Caldwell was a director of Kanbay International, Inc. from 1999 through 2007 when it was purchased by CapGemini.  From 1996 to 1999, Mr. Caldwell was President and Chief Operating Officer and a Director of Safeguard Scientifics, Inc. Mr. Caldwell is a Certified Public Accountant in the State of New York.  Mr. Caldwell’s experience serving as a director and officer of numerous public companies qualifies him to be a member of our board of directors.

John Harrison, 68, has served as one of our directors since November 2005. He is a founding Partner and Executive Director of The Keystone Equities Group, Inc., a full service investment banking group and a registered NASD broker-dealer founded in 2003. Mr. Harrison also is a Managing Director of Covenant Partners, a hedge fund that invests in direct marketing services companies. In 1999, Mr. Harrison became a founding Partner of Emerging Growth Equities, Ltd., a full service investment banking and brokerage firm focused on raising capital for emerging technology companies addressing high-growth industry sectors. From 1985 to 2000, Mr. Harrison served as President of DiMark, a direct marketing agency that was subsequently acquired by Harte-Hanks in 1996. He also has held senior management positions with CUNA Mutual, RLI Insurance and CNA Insurance where he directed their direct marketing practice. Mr. Harrison was Chairman of Professional Insurance Marketing Association (PIMA) and Chairman of the DMA's Financial Services Council. Mr. Harrison’s extensive experience in the financial and insurance sectors qualifies him to be a member of our board of directors.

Robert J. Oakes, 53, has served as one of our directors since August 2008. He has served as the President and CEO of our InsPro Technologies, LLC subsidiary since our acquisition of the subsidiary on October 1, 2007. From 1986 until 2007 Mr. Oakes was President and Chief Executive Officer of the general partner of Atiam Technologies L.P. (now known as InsPro Technologies, LLC), a software development and servicing company that developed, expanded and serviced products to serve the insurance and financial services markets. Mr. Oakes founded InsPro Technologies under the name “Atiam” in 1986 and led the company’s effort to design and develop its flagship product, InsPro. InsPro is a state-of-the-art Insurance, Marketing, Administration and Claim System that provides end-to-end insurance processing, technology and support, for a broad range of life, health, and disability products. Mr. Oakes’ experience in the development of our flagship product and the management of InsPro Technologies, LLC qualifies him to be a member of our board of directors.

Sanford Rich, 54, has served as one of our directors since April 2006. Mr. Rich is currently a Director and Chief Executive Officer at In the Car, LLC since October 2011. He is a Director and the Audit Committee Chairman at Aspen Group Inc., an online University. Mr. Rich is also a FINRA Registered Managing Director with Whitemarsh Capital Advisors LLC, a broker-dealer, since February 2009. Mr. Rich served as a director, audit committee chairman and SEC qualified audit committee financial expert of Interclick, Inc. from 2007 to 2010.  From 1995 to May 2008 Mr. Rich was Director, Senior Vice President and Portfolio Manager at GEM Capital Management Inc. From 1993 to 1995, Mr. Rich was a Managing Director of High Yield Finance, Capital Markets & North American Loan Syndicate, Sales and Trading at Citicorp Securities. From 1985 to 1993, he served as Managing Director of Debt Capital Markets at Merrill Lynch. From 1978 to 1985, Mr. Rich held various Analyst positions in numerous companies, including Cypress Capital Management, Inc. (Vice President and Analyst from 1983 to 1985), FIAMCO (Distressed/High Yield Bond Analyst from 1981 to 1983), Progressive Corporation (Financial Analyst from 1980 to 1981) and Prescott, Ball and Turben (Distressed/High Yield Bond Analyst from 1978 to 1980).  Mr. Rich’s 30+ years of experience in the financial sector qualifies him to be a member of our board of directors.

L.J. Rowell, 79, has served as one of our directors since April 2006. He is a past President (1984-1996), Chief Executive Officer (1991-1996) and Chairman of the Board (1993-1996) of Provident Mutual Life Insurance Company, where he also held various other executive and committee positions from 1980 until his retirement in 1996. Mr. Rowell served on the board of directors of the PMA Group from 1992 until 2009. Mr. Rowell served on the board of directors of the Southeast Pennsylvania Chapter of the American Red Cross, the American College, The Foundation at Paoli, and The Milton S. Hershey Medical Center. Mr. Rowell also has served on the Board of Trustees of The Pennsylvania State University as a business and industry trustee since 1992. In 1991, he served as the Chairman of the Major Business Division for the United Way of Southeastern Pennsylvania. Mr. Rowell also has served as chairman of The American Red Cross Ad Blood Campaign and has previously served on its Major Contributions Donor Campaign. Mr. Rowell’s extensive experience in the health insurance industry and his civic service for various health care organizations qualifies him to be a member of our board of directors.

Paul Soltoff, 57, has served as one of our directors since November 2005. He also has served as Chairman and Chief Executive Officer of Acquirgy, Inc. since 2009. He served as Chairman and Chief Executive Officer of SendTec, Inc. since its inception in February 2000 through 2009. From 1997 until February 2000, Mr. Soltoff served as Chief Executive Officer of Soltoff Direct Corporation, a specialized direct marketing consulting company. From September 2004 until October 2005, Mr. Soltoff served as a director of theglobe.com. Mr. Soltoff’s experience as an officer and director in the Internet marketing sector qualifies him to be a member of our board of directors.

Frederick C. Tecce, 76, has served as one of our directors since August 2007. He currently serves as of counsel with Buchanan Ingersoll & Rooney. He was an attorney with Klett Rooney Lieber & Schorling when it joined Buchanan in 2006. Mr. Tecce also serves as counsel to Cross Atlantic Capital Partners and has served on the investment committees of three of the funds managed by Cross Atlantic Capital Partners. Mr. Tecce is a director of Lighting Gaming, Inc. since 2005. Mr. Tecce previously served as Senior Vice President and General Counsel of Academy Life Insurance Company. Mr. Tecce served on the transition team for Pennsylvania Governor Tom Ridge and was appointed by Governor Ridge to serve as a member of the board of the $50 billion Public School Employees Retirement System (PSERS), where he served as chairman of the Finance Committee until his retirement in September of 2001. He was appointed by U.S. Senator Rick Santorum to the Federal Judicial Nominating Committee where he served for several terms and also served on Dr. Robert Gallo’s Board of Visitors at the University of Maryland Institute for Human Virology. He has also served on the board of directors of several listed companies. Mr. Tecce’s numerous legal, business and government experiences qualify him to be a member of our board of directors.

Anthony R. Verdi, 63, has served as one of our directors since June 2008, as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008, as Acting Principal Executive Officer from June 20, 2008 through May 18, 2011 and as Principal Executive Officer since May 18, 2011. From 2001 until November 2005, Mr. Verdi provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. Mr. Verdi served as Chief Operating Officer of Provident American Corporation and Chief Financial Officer of HealthAxis, Inc. From January 1990 until December 1998 Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller. Mr. Verdi’s extensive experience in the health insurance industry and his financial and accounting background qualifies him to be a member of our board of directors.

Edmond J. Walters, 50, has served as one of our directors since April 2008. Mr. Walters is Founder and Chief Executive Officer of eMoney Advisor, a wealth planning and management solutions provider for financial advisors that Mr. Walters founded in 2000 and is now a wholly-owned subsidiary of Commerce Bancorp. Prior to forming eMoney Advisor in 2000, Mr. Walters spent more than 20 years in the financial services industry, advising high net worth clients. From 1983 to 1992 he was associated with Kistler, Tiffany & Company in Wayne, PA. In 1992, Walters helped found the Wharton Business Group, a financial advising firm, in Malvern, PA. Mr.
Walters’ 20+ years of experience in the financial sector qualify him to be a member of our board of directors.

The Board has determined that Messrs. Azeez, Harrison, Rich, Rowell, Tecce, Soltoff and Walters are “independent” directors as defined by Rule 4200(a)(15) of the NASDAQ listing standards and as defined by Rule 10A-3(b)(1)(ii) promulgated by the Commission.

Executive Officers of the Registrant

The following table sets forth the name, age, and title of persons currently serving as our executive officers. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position
Anthony R. Verdi	63	Principal Executive Officer, Chief Financial Officer and Chief Operating Officer
Robert J. Oakes	53	President and Chief Executive Officer of InsPro Technologies, LLC

Anthony R. Verdi has served as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008, as Acting Principal Executive Officer from June 20, 2008 through May 18, 2011 and as Principal Executive Officer since May 18, 2011. From 2001 until November 2005, Mr. Verdi has provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. From December 1998 until March 2001, Mr. Verdi served as Chief Operating Officer of Provident American Corporation and Chief Financial Officer of HealthAxis, Inc. From January 1990 until December 1998, Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller.

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

Corporate Governance and Committees

Our board of directors currently is composed of Messrs. Azeez, Caldwell, Harrison, Oakes, Rich, Rowell, Soltoff, Tecce, Verdi and Waters. Mr. Caldwell is the Chairman of our board of directors. Directors serve until the next annual meeting of stockholders, until their successors are elected or appointed or qualified, or until their prior resignation or removal. Our executive officers are appointed by, and serve at the discretion of, our board of directors. Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. Pursuant to our bylaws, our board of directors may from time to time establish other committees to facilitate the management of our business and operations.

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

Nominating and Governance Committee

The members of our nominating and governance committee are Messrs. Rowell, Harrison and Soltoff. Mr. Rowell chairs the committee. This committee is responsible for recommending qualified candidates to the board of directors for election as directors, including the slate of directors that the board proposes for election by stockholders at annual meetings. While the committee does not have a formal diversity “policy,” the committee recommends candidates based upon many factors, including the diversity of their business or professional experience, the diversity of their background and their array of talents and perspectives. We believe that the committee’s existing nominations process is designed to identify the best possible nominees for the board, regardless of the nominee’s gender, racial background, religion or ethnicity. The committee identifies candidates through a variety of means, including recommendations from members of the board and suggestions from our management, including our Chairman and Principal Executive Officer. In addition, the committee considers candidates recommended by third parties, including stockholders. Stockholders wishing to recommend director candidates for consideration by the committee may do so by writing our Secretary and giving the recommended candidate’s name, biographical data and qualifications.

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

Based solely on our review of the copies of Forms 3, 4 and 5 furnished to us, or representations from certain reporting persons that no Forms 3, 4 or 5 were required to be filed by such persons, we believe that all of our executive officers, directors and persons who own more than ten percent of our common stock complied with all Section 16(a) filing requirements applicable to them with the exception of Mr. Azeez, who failed to timely file his Form 3.

Item 11.	Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to, awarded to or earned during the fiscal years ended December 31, 2011 and 2010 by our Principal Executive Officer and each of our two other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered to us in all capacities during 2011. The executive officers listed in the table below are referred to in this report as our “named executive officers”. There were no non-equity incentive plan compensation or non-qualified deferred compensation earnings for any of the named executive officers for the fiscal years ended December 31, 2011 and December 31, 2010.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (6)	Stock Awards ($)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)

Anthony R. Verdi (1)	2011	239,583	-	-	180,000	16,490	436,073
Principal Executive Officer,	2010	237,981	-	-	-	16,531	254,512
Chief Financial Officer & Chief
Operating Officer

Robert J. Oakes (2)	2011	300,000	-	-	-	22,132	322,132
President InsPro Technologies, LLC	2010	274,908	50,000	-	499,491	24,157	848,556

James Rourke (3)	2011	180,000	136,019	-	-	16,156	332,175
Senior Vice President	2010	164,900	15,000	-	24,748	14,279	218,927

(1)          Mr. Verdi was appointed as our Chief Financial Officer on November 10, 2005, Chief Operating Officer on April 1, 2008, interim Principal Executive Officer on June 20, 2008 and Principal Executive Officer on May 18, 2011.

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

Name	Fiscal Year	Fair Value at Date of Grant ($)	Number of Options Granted (#)	Option Exercise Price ($)	Closing Stock Price on the Date of Grant ($)	Date of Grant	Expected Volatility	Risk Free Interest Rate	Expected Life in Years	Assumed Dividend Yield

Anthony R. Verdi	2011	180,000	150,000	4.00	4.00	9/14/2011	566%	0.03%	5	0%
	2010	-	-	0.000	0.000	1/0/1900	0%	0.00%	0	0%

Robert J. Oakes	2011	-	-	-	-	-	-	-	-	-
	2010	166,497	1,500,000	0.111	0.111	8/18/2010	384%	0.19%	5	0%
	2010	332,994	150,000	4.00	4.00	8/18/2010	384%	0.19%	5	0%

James Rourke	2011	-	-	-	-	-	-	-	-	-
	2010	14,998	250,000	0.060	0.060	3/25/2010	345%	0.14%	5	0%
	2010	9,750	150,000	0.065	0.065	7/9/2010	376%	0.20%	5	0%

(5)          All other compensation paid to our named executive officers in the fiscal year ended December 31, 2011 consisted of the following:

Name	Payments for Auto and Equipment ($) (a)	Company Paid Health, Life and Disabilitly Insurance ($) (b)	Company Matching of Employee 401(k) Contributions (c)	Total ($)
Anthony R. Verdi	13,200	982	2,308	16,490

Robert J. Oakes	1,200	18,482	2,450	22,132

James Rourke	1,200	14,014	942	16,156

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

(6)          Mr. Oakes received a bonus in 2010 based on a bonus plan, which was based on InsPro Technologies LLC’s 2009 revenue and profit measures and Mr. Oakes individual personal performance as evaluated by the Compensation Committee. Mr. Rourke received a one time sign-on bonus in 2010 as part of the Company’s employment offer to him and in 2011 Mr. Rourke received variable compensation based on revenue from new clients.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the outstanding equity awards held by our named executive officers for the year ended December 31, 2011. The information below pertains to stock options, which were granted under the 2010 Equity Compensation Plan (which includes prior grants under our 2005 Incentive Stock Plan, 2006 Omnibus Equity Compensation Plan and 2008 Equity Compensation Plan), restricted stock grants, which were granted in accordance with the terms of our 2006 Omnibus Equity Compensation Plan, a warrant to purchase 150,000 shares of the Company’s Series A Convertible Preferred Stock, which was issued to Mr. Oakes on August 18, 2010, and a warrant to purchase 150,000 shares of the Company’s Series A Convertible Preferred Stock, which was issued to Mr. Verdi on September 14, 2011.

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable

Anthony R. Verdi	150,000	-	-	4.00	9/14/2016
	650,000	-	-	0.10	2/4/2014
	350,000	-	-	1.00	11/09/2015

Robert J. Oakes	375,000	1,125,000	-	0.11	8/18/2015
	150,000	-	-	4.00	8/18/2015
	1,000,000		-	0.10	2/4/2014

James Rourke	60,000	90,000	-	0.07	7/9/2010
	150,000	100,000	-	0.06	3/25/2010

Employment, Severance and Other Agreements

Anthony R. Verdi

Pursuant to an amended and restated employment agreement Mr. Verdi serves as our Principal Executive Officer, Chief Financial Officer and Chief Operating Officer. Pursuant to his amended and restated employment agreement, his annual base salary was $225,000 per year through April, 1, 2006, was then increased to $250,000 through March 31, 2009 and, if not terminated, will automatically renew for one year periods. He is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time.

In connection with the March 31, 2008 private placement, Mr. Verdi’s employment agreement was amended effective March 31, 2008 to revise Mr. Verdi’s annual base salary to $225,000 and to amend the term of his employment agreement to a one year term commencing March 31, 2008.

Mr. Verdi’s annual base salary was increased to $250,000 effective June 1, 2011.

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

Robert J. Oakes

Pursuant to an amended and restated written employment agreement with InsPro Technologies, LLC, Mr. Oakes serves as InsPro Technologies, LLC’s President and Chief Executive Officer. Pursuant to his employment agreement, his annual base salary was $250,000 per year through September 30, 2011. On April 7, 2011, Mr. Oakes received an increase in his base compensation pursuant to his employment agreement to $300,000 retroactive to July 1, 2010, upon InsPro Technologies, LLC achievement of one calendar quarter of positive operating cash flow, which occurred during the calendar quarter ended March 31, 2011. Mr. Oakes is entitled to bonus compensation equal to 100% of the InsPro Technologies, LLC’s net income up to a maximum of $100,000 in 2010 and $100,000 in 2011. Mr. Oakes is entitled to such fringe benefits as are available to other executives of InsPro Technologies Corporation. Mr. Oakes employment agreement was automatically extended for an additional one year term on March 25, 2011 and will be annually automatically extended thereafter unless either party provides written notification to the other party of non-renewal no later than 60 days prior to the termination date of the agreement.

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

Compensation of Directors

The following table sets forth information concerning the compensation of all individuals who served on our board of directors during the fiscal year ended December 31, 2011. There were no non-equity incentive plan compensation or nonqualified deferred compensation earnings to any of our directors for the year ended December 31, 2011. Directors who are employees receive no additional or special compensation for serving as directors. All compensation for Messrs. Oakes and Verdi are included in the Summary Compensation Table. Messrs. Caldwell and Tecce have assigned all of their board compensation to The Co-Investment Fund II, L.P. Messrs. Caldwell and Tecce are stockholders, directors and officers of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Total ($)

Michael Azeez	1,000	-	-	1,000

Donald Caldwell	6,500	-	-	6,500

John Harrison	5,000	-	-	5,000

Warren V. Musser (2)	1,000	-	-	1,000

Sanford Rich	6,500	-	-	6,500

L.J. Rowell	6,500	-	-	6,500

Paul Soltoff	3,500	-	-	3,500

Frederick Tecce	4,500	-	-	4,500

Edmond Walters	3,000	-	-	3,000

(1)          Represents board and committee meeting fees paid to our directors under our Non-Employee Director Compensation Plan.

(2)          Mr. Musser is a former member of the board who chose not to be a nominee for director at the company annual meeting of stockholders, which was held on August 4, 2011.

The following table sets forth information concerning the aggregate number of options available, which are options issued, outstanding and exercisable, for non-employee directors as of December 31, 2011.

Aggregate Number of Options Available as of December 31, 2011

Michael Azeez	-

Donald Caldwell	-

John Harrison	250,000

Sanford Rich	200,000

L.J. Rowell	200,000

Paul Soltoff	150,000

Frederick C. Tecce	-

Edmond Walters	-

Director Compensation Plan

Directors who are employees receive no additional or special compensation for serving as directors. Non employee directors receive the following compensation under the terms of our Non Employee Director Compensation Plan, which was amended on December 13, 2011, to remove all equity compensation and annual cash retainer components from the plan and to increase the per Board meeting cash fee effective January 2, 2012:

The compensation of the Company’s non-employee directors shall be as follows:

•	$1,000 meeting fee through December 31, 2011 and $1,500 meeting fee thereafter for each director for each meeting of the Board attended in person or via conference telephone.

•	$500 meeting fee for each committee member for each meeting of a committee of the Board, attended in person or via conference telephone.

The Company shall reimburse non-employee directors for reasonable out-of-pocket expenses incurred in connection with their attendance at Board and committee meetings, in accordance with the Company’s expense reimbursement policies in effect from time to time.

We also purchase directors and officers’ liability insurance for the benefit of our directors and officers as a group. We also reimburse our directors for their reasonable out-of-pocket expenses incurred in attending meetings of our board of directors or its committees. No fees are payable to directors for attendance at specially called meetings of the board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table shows information known by us with respect to the beneficial ownership of our common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as of March 26, 2012, for each of the following persons:

•	each of our directors;

•	our named executive officers;

•	all of our directors, director nominees and executive officers as a group; and

•	each person or group of affiliated persons or entities known by us to beneficially own 5% or more of our common stock, Series A Convertible Preferred Stock or Series B Convertible Preferred Stock.

The number of shares beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the Securities and Exchange Commission. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 26, 2012 through the exercise of any warrant, stock option or other right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying options and warrants that are exercisable within 60 days of March 26, 2012 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The following table is based on 41,543,655 shares of common stock, 1,276,750 shares of Series A Convertible Preferred Stock and 2,797,379 shares of Series B Convertible Preferred Stock outstanding as of March 26, 2012. Unless otherwise indicated, the address of all individuals and entities listed below is InsPro Technologies Corporation, 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially
Directors and Executive Officers:
Michael Azeez	6,000,000	(1)(1a)	Common Stock	80.1%
	200,000	(1)	Series B Preferred Stock	28.5%
Donald R. Caldwell	116,008,935	(2)(12)	Common Stock	80.1%
	1,250,000	(3)	Series A Preferred Stock	97.9%
	797,378	(3)	Series B Preferred Stock	28.5%
Robert J. Oakes	4,832,232	(4)	Common Stock	11.3%
	151,250	(5)	Series A Preferred Stock	10.7%
John Harrison	453,333	(6)	Common Stock	1.1%
	1,250		Series A Preferred Stock	*
James Rourke	290,000	(7)	Common Stock	*
L.J. Rowell	415,600	(8)	Common Stock	1.0%
Paul Soltoff	388,333	(9)	Common Stock	*
	1,250		Series A Preferred Stock	*
Sanford Rich	348,333	(10)	Common Stock	*

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially
	1,250		Series A Preferred Stock	*
Frederick C. Tecce	116,074,925	(11)(13)	Common Stock	80.2%
	1,250,000	(3)	Series A Preferred Stock	97.9%
	797,378	(3)	Series B Preferred Stock	28.5%
Anthony R. Verdi	4,118,333	(12)	Common Stock	9.7%
	151,250	(5a)	Series A Preferred Stock	10.7%
Edmond Walters	171,633		Common Stock	*
All directors and executive officers as a group	133,206,733	(1)(1a)(2)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)	Common Stock	88.6%
(11 persons)	1,256,250	(3)	Series A Preferred Stock	98.6%
	997,378	(3)	Series B Preferred Stock	35.7%

Holders of More than Five Percent of Our Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock:

The Co-Investment Fund II, L. P.	115,894,925	(13)	Common Stock	80.0%
	1,250,000		Series A Preferred Stock	97.9%
	797,378		Series B Preferred Stock	28.5%

Independence Blue Cross	50,000,010	(14)	Common Stock	54.6%
	1,666,667		Series B Preferred Stock	59.6%

Azeez Investors, LLC	6,000,000	(1a)	Common Stock	30.2%
	200,000		Series B Preferred Stock	7.1%

Scarpa Family Trust, 2005	4,000,020	(15)	Common Stock	8.8%
	133,334		Series B Preferred Stock	4.8%

Alvin H. Clemens	3,922,457	(16)	Common Stock	9.2%

* Less than 1%

(1)	Represents securities owned by the Azeez Investors, LLC. Mr. Azeez is a managing member of Azeez Investors, LLC. Mr. Azeez disclaims beneficial ownership of these securities, except to the extent of their pecuniary interest therein.

(1a)	Includes 2,000,000 shares underlying warrants, which are exercisable within 60 days of March 26, 2012. Includes 4,000,000 shares underlying 200,000 shares of Series B preferred stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B preferred stock.

(2)	Includes 12,646,874 shares, which are beneficially owned by Co-Investment Trust II, L. P., designee of Cross Atlantic Capital Partners, Inc. Mr. Caldwell is a managing partner of Cross Atlantic Capital Partners, Inc. Mr. Caldwell is also a shareholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of the Fund. Mr. Caldwell disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(3)	Represents securities owned by the Co-Investment Fund II, L. P., the designee of Cross Atlantic Capital Partners, Inc., of which Frederick C. Tecce is the managing director and of which Donald R. Caldwell is managing partner. Mr. Caldwell is also a shareholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of the Fund. Mr. Tecce and Mr. Caldwell disclaim beneficial ownership of these securities, except to the extent of their pecuniary interest therein.

(4)	Includes 1,375,000 shares underlying options and 33,333 shares underlying warrants, which are exercisable within 60 days of March 26, 2012. Includes 3,000,000 shares underlying a warrant to purchase 150,000 shares of Series A preferred stock, which is exercisable within 60 days of March 26, 2012, which is also convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A preferred stock. Includes 25,000 shares underlying 1,250 shares of Series A preferred stock, which is convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A preferred stock. Excludes 1,125,000 shares underlying options, which are not exercisable within 60 days of March 26, 2012.

(5)	Includes 150,000 shares underlying warrants, which are exercisable within 60 days of March 26, 2012.

(6)	Includes 250,000 shares underlying options and 58,333 shares underlying warrants, all of which are exercisable within 60 days of March 26, 2012. Includes 25,000 shares underlying 1,250 shares of Series A preferred stock, which is convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A preferred stock.

(7)	Includes 290,000 shares underlying options, which are exercisable within 60 days of March 26, 2012. Excludes 110,000 shares underlying options, which are not exercisable within 60 days of March 26, 2012.

(8)	Includes 200,000 shares underlying options that are exercisable within 60 days of March 26, 2012.

(9)	Includes 150,000 shares underlying options and 33,333 shares underlying warrants, all of which are exercisable within 60 days of March 26, 2012. Includes 25,000 shares underlying 1,250 shares of Series A preferred stock, which is convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A preferred stock.

(10)	Includes 200,000 shares underlying options and 33,333 shares underlying warrants that are exercisable within 60 days of March 26, 2012. Includes 25,000 shares underlying 1,250 shares of Series A preferred stock, which is convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A preferred stock.
(11)	Includes 50,000 shares underlying warrants that are exercisable within 60 days of March 26, 2012. Also includes 12,646,874 shares, which are beneficially owned by the Co-Investment Trust II, L. P., designee of Cross Atlantic Capital Partners, Inc. Mr. Tecce is a managing partner of Cross Atlantic Capital Partners, Inc. Mr. Tecce disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(12)	Includes 1,000,000 shares underlying options and 33,333 shares underlying warrants, all of which are exercisable within 60 days of March 26, 2012. Includes 25,000 shares underlying 1,250 shares of Series A preferred stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A preferred stock. Includes 3,000,000 shares underlying a warrant to purchase 150,000 shares of Series A preferred stock, which is exercisable within 60 days of March 26, 2012, which is also convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A preferred stock.

(13)	Includes 62,300,491 shares underlying warrants that are exercisable within 60 days of March 26, 2012. Includes 25,000,000 shares underlying 1,250,000 shares of Series A preferred stock, which is convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A preferred stock. Includes 15,947,560 shares underlying 797,378 shares of Series B preferred stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B preferred stock.

(14)	Includes 16,666,670 shares underlying warrants, which are exercisable within 60 days of March 26, 2012. Includes 33,333,340 shares underlying 1,666,667 shares of Series B preferred stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B preferred stock.

(15)	Includes 1,333,340 shares underlying warrants, which are exercisable within 60 days of March 26, 2012. Includes 2,666,680 shares underlying 133,334 shares of Series B preferred stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B preferred stock.

(16)	Includes 1,000,000 shares held by The Clemens-Beaver Creek Limited Partnership, of which Alvin H. Clemens is the general partner. Also includes 100,000 shares held by Mr. Clemens’s minor children. Also includes 993,377 shares underlying warrants, all of which are exercisable within 60 days of March 26, 2012.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2011:

EQUITY COMPENSATION PLAN

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by security holders	6,835,000	$0.47	22,161,980
Equity compensation plans not approved by security holders(1)(2)	6,000,000	$0.20	0

Total(2)	12,835,000	$0.34	22,161,980

(1)          Includes warrants issued as compensation, which were not part of an equity compensation plan that was approved by security holders, to two executives to purchase in aggregate 300,000 shares of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), at an exercise price equal to $4.00 per share for a period of five years from the grant date of the warrants. These warrants are immediately exercisable and non transferrable. Each share of Series A Preferred Stock is convertible into 20 shares of common stock, subject to adjustment, at the option of the holder of the Series A Preferred Stock. On August 18, 2010, the board of directors of the Company granted a warrant to purchase 150,000 shares of Series A Preferred Stock to Mr. Robert Oakes, who is InsPro LLC’s President and CEO. This warrant expires on August 18, 2015. On September 14, 2011, the board of directors of the Company granted a warrant to purchase 150,000 shares of Series A Preferred Stock to Anthony R. Verdi, the Company’s Principal Executive Officer and Chief Financial Officer. This warrant expires on September 14, 2016.

(2)          Assumes the warrants to purchase in aggregate 300,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share are converted into 20 shares of common stock for each share of Series A Preferred Stock, or 6,000,000 shares of common stock in aggregate, with a weighted average exercise price of $0.20 per common stock share.

A description of the material terms of our equity compensation plans can be found in Note 8 – Shareholders Equity – Stock Options in the notes to the consolidated financial statements contained in Item 7 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions With Related Persons

From the beginning of our last fiscal year until the date of this annual report on Form 10-K, there has been no transaction, nor is there any transaction currently proposed, to which we were, are, or would be a participant, in which the amount involved exceeded or would exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors or executive officers, any holder of more than 5% of our common stock or any member of the immediate family of any of these persons or entities had or will have a direct or indirect material interest.

Director Independence

Although our common stock is not listed on NASDAQ and, as a result, we are not subject to NASDAQ’s listing standards, we voluntarily strive to comply with such standards. As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by a company’s board of directors. Our board of directors, in applying the standards for independence as defined by Rule 4200(a)(15) of the NASDAQ listing standards and Rule 10A-3(b)(1)(ii) promulgated by the Securities and Exchange Commission, has affirmatively determined that Messrs. Azeez, Harrison, Rich, Rowell, Tecce, Soltoff and Walters are “independent” directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of Sherb & Co., LLP for the years ended December 31, 2011 and 2010 are set forth below:

	2011 Fees	2010 Fees
Audit Fees(1)	$82,500	$82,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$82,500	$82,500

(1)	Audit fees for the fiscal years ended December 31, 2011 and 2010 were for professional services rendered for the audits and interim quarterly reviews of our consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.

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

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

2.2	Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.4	Certificate of Merger of HBDC II, Inc. with and into Health Benefits Direct Corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2, filed with the Commission on February 1, 2008).

3.6	Certificate of Designation with respect to shares of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2009).

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009.

3.8	Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2010).

Exhibit Number	Description
3.9	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2010).

3.10	Certificate of Amendment to Certificate of Incorporation filed November 18, 2010 (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

3.11	Certificate of Amendment to Certificate of Incorporation filed on November 24, 2010 (incorporated by reference to Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

4.1	Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

4.2	Warrant to Purchase Common Stock issued to Alvin H. Clemens (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on March 31, 2006).

4.3	Securities Purchase Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.4	Registration Rights Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.7	Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.8	Registration Rights Agreement, dated October 1, 2007, by and among Health Benefits Direct Corporation and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.9	Securities Purchase Agreement, dated March 31, 2008, by and between Health Benefits Direct Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10	Securities Purchase Agreement, dated March 31, 2008, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.11	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

Exhibit Number	Description
4.12	Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.13	Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.14	Board Representation Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.15	Securities Purchase Agreement, dated January 14, 2009, by and between Health Benefits Direct Corporation and the Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.16	Registration Rights Agreement, dated January 14, 2009, by and between Health Benefits Direct Corporation and the Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.17	Preferred Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.18	Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.19	Form of Warrant (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.20	Securities Purchase Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.21	Registration Rights Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.22	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.23	Board Representation Agreement, dated September 30, 2010, by and between Health Benefits Direct Corporation and Independence Blue Cross (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.24	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.25	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.26	Note Conversion Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

Exhibit Number	Description
4.27	Registration Rights Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.28	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

10.1	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2	Lease Agreement, dated February 9, 2004, between Case Holding Co. and Platinum Partners, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.3	Lease between Health Benefits Direct Corporation and FG2200, LLC, effective March 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 6, 2006).

10.4	Employment Agreement, dated November 18, 2005, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.5	Amendment 2008-1 to Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.7	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.8	Employment Agreement, dated April 3, 2006, between HBDC II, Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2006).

10.9	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.10	Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.11	Sublease, dated March 7, 2006, between Health Benefits Direct Corporation and World Travel Partners I, LLC Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.12	First Amendment to Sublease, dated April 18, 2006, between Health Benefits Direct Corporation ad World Travel Partners I, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

Exhibit Number	Description
10.13	Letter Agreement, dated April 18, 2006, among World Travel Partners I, LLC, Health Benefits Direct Corporation, and 1120 Avenue of the Americas, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.14	Software and Services Agreement, dated May 31, 2006, among Health Benefits Direct Corporation, Insurint Corporation, and Realtime Solutions Group, L.L.C. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

10.15	Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006).

10.16	Separation Agreement, dated December 7, 2006, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.17	Amendment No. 1 to Option, dated as of February 15, 2007, delivered by Health Benefits Direct Corporation to Daniel Brauser (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 16, 2007).

10.18	Consent and Lock-Up Agreement, dated April 5, 2007, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2007).

10.19	Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

10.20	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Alvin H. Clemens (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.21	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.22	Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.23	Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.24	Loan Agreement, dated December 22, 2009, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2009).

Exhibit Number	Description
10.25	Secured Promissory Note, dated December 22, 2009, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2009).

10.26	First Amendment to Loan Documents, dated June 15, 2010, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 17, 2010).

10.27	Health Benefits Direct Corporation 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

10.28	InsPro Technologies Corporation Amended and Restated Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2011).

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of InsPro Technologies Corporation.

23.1**	Consent of Sherb & Co., LLP.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

**	Filed herewith

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

/s/ ANTHONY R. VERDI	Principal Executive Officer, Chief Financial Officer, Chief Operating Officer and Director	March 22, 2012
Anthony R. Verdi	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ DONALD R. CALDWELL	Chairman	March 27, 2012
Donald R. Caldwell

/s/ Michael Azeez	Director	March 23, 2012
Michael Azeez

/s/ JOHN HARRISON	Director	March 27, 2012
John Harrison

/s/ ROBERT J. OAKES	Director	March 26, 2012
Robert J. Oakes

/s/ PAUL SOLTOFF	Director	March 22, 2012
Paul Soltoff

Director
Sanford Rich

Director
L.J. Rowell

/s/ FREDERICK C. TECCE	Director	March 23, 2012
Frederick C. Tecce

/s/ EDMOND WALTERS	Director	March 23, 2012
Edmond Walters

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

2.2	Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.4	Certificate of Merger of HBDC II, Inc. with and into Health Benefits Direct Corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2, filed with the Commission on February 1, 2008).

3.6	Certificate of Designation with respect to shares of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2009).

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009.

3.8	Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2010).

3.9	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2010).

3.10	Certificate of Amendment to Certificate of Incorporation filed November 18, 2010 (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

Exhibit Number	Description
3.11	Certificate of Amendment to Certificate of Incorporation filed on November 24, 2010 (incorporated by reference to Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

4.1	Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

4.2	Warrant to Purchase Common Stock issued to Alvin H. Clemens (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on March 31, 2006).

4.3	Securities Purchase Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.4	Registration Rights Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.7	Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.8	Registration Rights Agreement, dated October 1, 2007, by and among Health Benefits Direct Corporation and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.9	Securities Purchase Agreement, dated March 31, 2008, by and between Health Benefits Direct Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10	Securities Purchase Agreement, dated March 31, 2008, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.11	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

Exhibit Number	Description
4.12	Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.13	Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.14	Board Representation Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.15	Securities Purchase Agreement, dated January 14, 2009, by and between Health Benefits Direct Corporation and the Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.16	Registration Rights Agreement, dated January 14, 2009, by and between Health Benefits Direct Corporation and the Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.17	Preferred Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.18	Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.19	Form of Warrant (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.20	Securities Purchase Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.21	Registration Rights Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.22	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.23	Board Representation Agreement, dated September 30, 2010, by and between Health Benefits Direct Corporation and Independence Blue Cross (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

Exhibit Number	Description
4.24	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.25	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.26	Note Conversion Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.27	Registration Rights Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.28	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

10.1	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2	Lease Agreement, dated February 9, 2004, between Case Holding Co. and Platinum Partners, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.3	Lease between Health Benefits Direct Corporation and FG2200, LLC, effective March 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 6, 2006).

10.4	Employment Agreement, dated November 18, 2005, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.5	Amendment 2008-1 to Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.7	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.8	Employment Agreement, dated April 3, 2006, between HBDC II, Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2006).

Exhibit Number	Description
10.9	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.10	Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.11	Sublease, dated March 7, 2006, between Health Benefits Direct Corporation and World Travel Partners I, LLC Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.12	First Amendment to Sublease, dated April 18, 2006, between Health Benefits Direct Corporation ad World Travel Partners I, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.13	Letter Agreement, dated April 18, 2006, among World Travel Partners I, LLC, Health Benefits Direct Corporation, and 1120 Avenue of the Americas, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.14	Software and Services Agreement, dated May 31, 2006, among Health Benefits Direct Corporation, Insurint Corporation, and Realtime Solutions Group, L.L.C. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

10.15	Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006).

10.16	Separation Agreement, dated December 7, 2006, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.17	Amendment No. 1 to Option, dated as of February 15, 2007, delivered by Health Benefits Direct Corporation to Daniel Brauser (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 16, 2007).

10.18	Consent and Lock-Up Agreement, dated April 5, 2007, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2007).

10.19	Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

10.20	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Alvin H. Clemens (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

Exhibit Number	Description
10.21	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.22	Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.23	Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.24	Loan Agreement, dated December 22, 2009, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2009).

10.25	Secured Promissory Note, dated December 22, 2009, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2009).

10.26	First Amendment to Loan Documents, dated June 15, 2010, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 17, 2010).

10.27	Health Benefits Direct Corporation 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

10.28	InsPro Technologies Corporation Amended and Restated Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2011).

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21	Subsidiaries of InsPro Technologies Corporation.

23.1**	Consent of Sherb & Co., LLP.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

**	Filed herewith

