Form 10-Q
period 2012-03-31
InsPro Technologies Corp
filed 2012-05-15
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2012, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1	Legal Proceedings	32

Item 6	Exhibits	33

	Signatures	34

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$3,895,721	$3,702,053
Accounts receivable, net	1,534,617	1,506,234
Tax receivable	766	766
Prepaid expenses	91,742	116,649
Other current assets	499	2,139
Assets of discontinued operations	71,793	104,002

Total current assets	5,595,138	5,431,843

Property and equipment, net	494,446	496,692
Intangibles, net	173,366	260,050
Other assets	80,608	80,608

Total assets	$6,343,558	$6,269,193

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$-	$8,586
Accounts payable	716,201	644,563
Accrued expenses	349,766	521,383
Current portion of capital lease obligations	93,631	109,872
Deferred revenue	1,401,200	622,500

Total current liabilities	2,560,798	1,906,904

LONG TERM LIABILITIES:
Warrant liability	1,549,681	1,674,226
Capital lease obligations	100,477	113,943

Total long term liabilities	1,650,158	1,788,169

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750
shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 2,797,379
shares issued and outstanding (liquidation value $8,392,137)	5,427,604	5,427,604
Common stock ($.001 par value; 300,000,000 shares authorized, 41,543,655
shares issued and outstanding)	41,543	41,543
Additional paid-in capital	37,063,696	37,038,318
Accumulated deficit	(43,264,345)	(42,797,449)

Total shareholders' equity	2,132,602	2,574,120

Total liabilities and shareholders' equity	$6,343,558	$6,269,193

(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$2,392,927	$2,342,869

Cost of revenues	2,025,949	1,658,861

Gross profit	366,978	684,008

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	561,578	653,122
Advertising and other marketing	32,532	23,477
Depreciation and amortization	207,835	181,718
Rent, utilities, telephone and communications	91,324	97,448
Professional fees	101,758	104,537
Other general and administrative	116,468	125,415

	1,111,495	1,185,717

Loss from operations	(744,517)	(501,709)

Gain from discontinued operations	153,842	219,020

Other income (expense):
Gain on the change of the fair value of warrant liability	124,545	309,294
Interest income	2,284	8,301
Interest expense	(3,050)	(7,265)

Total other income (expense)	123,779	310,330

Net income (loss)	$(466,896)	$27,641

Net income (loss) per common share - basic and diluted:
Income (loss) from operations	$(0.01)	$(0.01)
Gain from discontinued operations	0.00	0.01
Net income (loss) per common share	$(0.01)	$-

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net (loss) income	$(466,896)	$27,641
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207,835	181,718
Stock-based compensation	25,377	17,777
(Gain) on change of fair value of warrant liability	(124,545)	(309,294)
Changes in assets and liabilities:
Accounts receivable	(28,383)	(860,523)
Tax receivable	-	2,840
Prepaid expenses	24,907	4,527
Other current assets	1,640	(316)
Accounts payable	71,638	(28,720)
Accrued expenses	(171,617)	99,451
Due to related parties	-	(8,370)
Deferred revenue	778,700	809,613
Assets of discontinued operations	32,209	(215,012)

Net cash provided (used) in operating activities	350,865	(278,668)

Cash Flows From Investing Activities:
Purchase of property and equipment	(118,904)	(29,816)

Net cash used in investing activities	(118,904)	(29,816)

Cash Flows From Financing Activities:
Payments on note payable	(8,586)	(17,313)
Payments on capital leases	(29,707)	(43,943)
Restricted cash in connection with letters of credit	-	1,152,573

Net cash (used) provided by financing activities	(38,293)	1,091,317

Net increase in cash	193,668	782,833

Cash - beginning of the period	3,702,053	4,429,026

Cash - end of the period	$3,895,721	$5,211,859

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$3,050	$7,265

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2011 and notes thereto and other pertinent information contained in the Annual Report on Form 10-K of InsPro Technologies Corporation (the “Company”, “we”, “us” or “our”) as filed with the Securities and Exchange Commission (the “Commission”).

The consolidated financial statements of the Company include the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.

For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2012 presentation.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012.

Organization

InsPro Technologies, LLC, our wholly owned subsidiary (“InsPro Technologies”) is a provider of comprehensive, web-based insurance administration software applications. InsPro Technologies’ flagship software product is InsPro Enterprise, which was introduced in 2004. InsPro Technologies offers InsPro Enterprise on a licensed and an Application Service Provider (“ASP”) basis. InsPro Enterprise is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business. InsPro Technologies’ clients include insurance carriers and third party administrators. InsPro Technologies realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and professional services.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2012 and 2011 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, warrant liability and revenue recognition.

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2012 and December 31, 2011, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0. The Company had no write-offs of accounts receivable during the three months ended March 31, 2012 and 2011.

Accounts receivable from the two largest InsPro Technologies clients accounted for 21% and 20%, respectively, of the Company’s total accounts receivable balance at March 31, 2012.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of March 31, 2012 and December 31, 2011, because of the relatively short-term maturity of these instruments and their market interest rates.

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (the “FASB”) ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company measured its warrant liability using Level 3 inputs as defined by ASC 820.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with FASB ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

Warrant liability

For the three months ended March 31, 2012, the Company recorded a gain on the change in fair value of derivative liability of $124,545 to mark-to-market for the decrease in fair value of the warrants during the three months ended March 31, 2012.

The Company determined the fair value of the warrant liability at March 31, 2012 was $1,549,681. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.15% and the following:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

1/15/2009	$0.15	26,666,667	1.8	518%	$665,839
3/26/2010	0.15	7,380,000	3.0	585%	184,500
9/30/2010	0.15	18,000,010	3.5	612%	450,000
11/29/2010	0.15	2,000,000	3.7	618%	50,000
12/22/2010	0.15	7,973,780	3.7	619%	199,342
					$1,549,681

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

Earnings (loss) per common share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at March 31, 2012, include the following:

Series A convertible preferred stock issued and outstanding	25,535,000
Series B convertible preferred stock issued and outstanding	55,947,580
Options, issued, outstanding and exercisable	4,660,000
Warrants to purchase common stock, issued, outstanding and exercisable	87,020,457
Warrants to purchase series A convertible preferred stock, issued, outstanding and exercisable	6,000,000
179,163,037

Revenue recognition

InsPro Technologies offers InsPro Enterprise software on a licensed and an ASP basis. An InsPro Enterprise license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise installed at a single client location.

Alternatively, ASP hosting service enables a client to lease InsPro Enterprise, paying only for that capacity required to support their business. ASP clients access InsPro Enterprise installed on InsPro Technologies’ owned servers located at InsPro Technologies’ office or at a third party’s site.

InsPro Technologies’ software maintenance fees apply to both licensed and ASP clients. Maintenance fees cover periodic updates to the application and the InsPro Enterprise help desk.

InsPro Technologies’ consulting and implementation services are generally associated with the implementation of an InsPro Enterprise instance for either an ASP or licensed client, and cover such activity as InsPro Enterprise installation, configuration, modification of InsPro Enterprise functionality, client insurance document design and system documentation.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

The unearned portion of the Company’s revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro Enterprise design, development, implementation, testing together with customer management, training and technical support, as well as facilities, equipment and software costs.

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

At March 31, 2012, the Company had $3,895,721 of cash in United States bank deposits, of which $1,721,370 was federally insured and $2,174,351 exceeded federally insured limits.

The following table lists the percentage of the Company’s revenue, which was earned from the Company’s two largest InsPro clients.

	For the Three Months ended March 31,
	2012	2011

Largest InsPro client	32%	35%
Second largest InsPro client	12%	16%

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

At March 31, 2012, the Company does not believe that it is probable that the Company will incur a penalty in connection with the Company’s registration rights agreements. Accordingly no liability was recorded as of March 31, 2012.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

Various accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – DISCONTINUED OPERATIONS

The Company has classified its former telesales call center and external (ISG) agent produced agency business (the “Agency Business”), its former Insurint business, and its leased offices located in New York and Florida as discontinued operations.

The financial position of discontinued operations was as follows:

	March 31, 2012	December 31, 2011

Accounts receivable, less allowance for doubtful accounts $0	$55,858	$49,779
Other current assets	15,935	54,223
Net current assets of discontinued operations	$71,793	$104,002

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The results of discontinued operations were as follows:

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Commission and other revenue from carriers	$26,548	$63,189
Transition policy commission pursuant to the Agreement	136,916	194,661
Sub-lease revenue	-	150,142

	163,464	407,992

Operating expenses:
Salaries, employee benefits and related taxes	-	11,133
Rent, utilities, telephone and communications	-	161,704
Professional fees	-	(1,961)
Other general and administrative	9,622	18,096

	9,622	188,972

Gain from discontinued operations	$153,842	$219,020

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	At March 31, 2012	At December 31, 2011
Computer equipment and software	3	$1,473,430	$1,354,525
Office equipment	4.6	204,442	204,442
Office furniture and fixtures	6.7	189,857	189,857
Leasehold improvements	9.8	34,034	34,034
		1,901,763	1,782,858

Less accumulated depreciation		(1,407,317)	(1,286,166)

		$494,446	$496,692

For the three months ended March 31, 2012 and 2011, depreciation expense was $121,151 and $95,034, respectively. For the three months ended March 31, 2012, depreciation expense includes $43,951 of additional, accelerated depreciation expense as a result of InsPro Technologies’ anticipated abandonment of certain furniture and equipment in the second quarter of 2012 when InsPro Technologies anticipates moving to newly furnished office space in Baldwin Towers. See Note 8 – Operating Leases and future commitments.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Useful Life (Years)	At March 31, 2012	At December 31, 2011
InsPro Technologies intangible assets acquired	4.7	$2,097,672	$2,097,672
Software development costs for external marketing	2	174,296	174,296
		2,271,968	2,271,968

Less: accumulated amortization		(2,098,602)	(2,011,918)

		$173,366	$260,050

For each of the three months ended March 31, 2012 and 2011, amortization expense was $86,684.

The intangible asset balance of $173,366 will be amortized during the six month period ended September 30, 2012.

NOTE 5 – SHAREHOLDERS’ EQUITY

Stock options

The Company recorded compensation expense pertaining to employee stock options in salaries, commission and related taxes of $25,377 and $17,777 for the three months ended March 31, 2012 and 2011, respectively.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $178,480 as of March 31, 2012, which will be recognized over a weighted average 3.8 years in the future.

The total intrinsic value of stock options outstanding and exercisable as of March 31, 2012 was $0.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

A summary of the Company's outstanding stock options as of and for the three months ended March 31, 2012 are as follows:

	Number Of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at December 31, 2011	6,835,000	$0.47	$0.32

For the period ended March 31, 2012
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-

Outstanding at March 31, 2012	6,835,000	$0.47	$0.32

Outstanding and exercisable at March 31, 2012	4,660,000	$0.64	$0.42

The following information applies to options outstanding at March 31, 2012:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.060	405,000	2.6	$0.060	355,000	$0.060
0.065	500,000	3.3	0.065	300,000	0.065
0.100	2,955,000	1.8	0.100	2,155,000	0.100
0.111	1,500,000	3.4	0.111	375,000	0.111
1.000	1,000,000	3.7	1.000	1,000,000	1.000
3.500	75,000	4.0	3.500	75,000	3.500
$3.600	400,000	4.1	$3.600	400,000	$3.600
	6,835,000			4,660,000

As of March 31, 2012, there were 30,000,000 shares of our common stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 22,161,980 shares of our common stock remain available for future stock option grants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

Common stock warrants

On March 30, 2012, warrants to purchase 4,966,887 shares of the Company’s common stock at an exercise price of $1.51 per share expired in accordance with the terms of the warrants.

A summary of the status of the Company's outstanding common stock warrants as of and for the three months ended March 31, 2012 are as follows:

	Common Stock Warrants	Weighted Average Exercise Price

Outstanding and exercisable at December 31, 2011	91,987,344	0.24

For the period ended March 31, 2012
Granted	-	-
Exercised	-	-
Expired	(4,966,887)	1.51
Outstanding and exercisable at March 31, 2012	87,020,457	0.17

The following information applies to common stock warrants outstanding at March 31, 2012:

Warrant Issue Date	Warrant Exercise Price	Warrant Expiration Date	Weighted Average Remaining Life	Anti-dilution Provision Expiration Date	Outstanding Common Stock Warrants

3/31/2008	0.20	3/31/2013	1.0	expired	25,000,000
1/15/2009	0.15	1/14/2014	1.8	9/29/2012	26,666,667
3/26/2010	0.15	3/26/2015	3.0	9/29/2012	7,380,000
9/30/2010	0.15	9/30/2015	3.5	9/29/2012	18,000,010
11/29/2010	0.15	11/29/2015	3.7	9/29/2012	2,000,000
12/22/2010	0.15	12/22/2015	3.7	9/29/2012	7,973,780
					87,020,457

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

Preferred stock warrants

A summary of the status of the Company's outstanding Series A preferred stock warrants as of and for the period ended March 31, 2012 are as follows:

	Preferred Stock Warrants	Weighted Average Exercise Price

Outstanding at December 31, 2011	300,000	4.00

For the period ended March 31, 2012
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2012	300,000	4.00
Exercisable at March 31, 2012	300,000	$4.00

Outstanding Series A preferred stock warrants at March 31, 2012 have a remaining contractual life of 3.9 years.

NOTE 6 – CAPITAL LEASE OBLIGATIONS

InsPro Technologies has entered into several capital lease obligations to purchase equipment used for operations. InsPro Technologies has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of March 31, 2012 and December 31, 2011:

	Useful Life (Years)	March 31, 2012	December 31, 2011

Computer equipment and software	3	$654,690	654,690
Phone system	3	15,011	15,011
		669,701	669,701
Less accumulated depreciation		(577,593)	(555,141)
		$92,108	$114,560

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 6 – CAPITAL LEASE OBLIGATIONS (continued)

Future minimum payments required under capital leases at March 31, 2012 are as follows:

2012	$86,579
2013	58,818
2014	50,372
2015	12,815

Total future payments	208,584
Less amount representing interest	14,476

Present value of future minimum payments	194,108
Less current portion	93,631

Long-term portion	$100,477

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 90 days of employment with the Company. Effective January 1, 2007, the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $14,607 and $11,633 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 8 – OPERATING LEASES AND FUTURE COMMITMENTS

On September 14, 2007, InsPro Technologies entered into a lease agreement with BPG Officer VI Baldwin Tower L.P. (“BPG”) for approximately 5,524 square feet of office space at Baldwin Towers in Eddystone, Pennsylvania (the “BPG Lease”). On March 26, 2008, and again on December 2, 2008, the Company and BPG agreed to amend the BPG Lease to increase the leased office space by 1,301 and 6,810 square feet, respectively. The term of the lease commenced on October 1, 2007 was to expire on January 31, 2013. Under the terms of the BPG Lease, rent was waived for the first, second, tenth and twenty-fifth months of the lease term.

On March 15, 2012, InsPro Technologies and BPG agreed to amend the BPG Lease to extend its term to January 31, 2017, and after BPG completes certain building improvements InsPro Technologies will move from its current location to another floor of the same building and lease 17,567 square feet of furnished office space from BPG. InsPro Technologies’ monthly rent shall be $24,886.58 per month commencing with InsPro Technologies’ occupancy of the new office space, which is anticipated to occur in the second or third quarter of 2012, through January 31, 2013. InsPro Technologies' monthly rent will increase to $25,619 per month through January 31, 2014, increase to $26,351 per month through January 31, 2015, increase to $27,082 per month through January 31, 2016, and finally increase to $27,814 per month through January 31, 2017.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 8 – OPERATING LEASES AND FUTURE COMMITMENTS (continued)

The Company recorded a liability for deferred rent pertaining to the BPG Lease in the amount of $6,725 as of March 31, 2012. The Company also recorded a liability for deferred rent pertaining to its lease with Radnor Properties-SDC, L.P. in the amount of $114,215 as of March 31, 2012.

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $129,300 and $255,783 for the three months ended March 31, 2012 and 2011, respectively.

Future minimum payments required under operating leases and service agreements at March 31, 2012 are as follows:

2012	$504,439
2013	560,032
2014	571,317
2015	581,709
2016	594,197
thereafter	93,335

Total	$2,905,029

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the effects of events subsequent to March 31, 2012 and has concluded that events requiring adjustment to or disclosure in the financial statements have been made.

On April 30, 2012, InsPro Technologies agreed to pay a $1,200,000 licensing fee within 30 days to Micro Focus (US) Inc. (“Micro Focus”) in connection with an Application Provider Hosting Agreement between InsPro Technologies and Micro Focus. As part of the agreement InsPro Technologies expanded its perpetual license rights to a Micro Focus software product used by InsPro Technologies in conjunction with hosting its InsPro Enterprise software.  The expanded perpetual license rights will apply to InsPro Technologies’ hosting activities for its current and future customers.

Included in the $1,200,000 fee is annual support of the licensed software from Micro Focus at a cost of $89,250, which the Company anticipates will be expensed straight line over a period of twelve months beginning May 1, 2012. The Company anticipates expensing the remainder of the license fee over a period of thirty-six months beginning May 1, 2012.

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

The words “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. While we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors, including general business and economic conditions affect our ability to achieve our objectives. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. In addition, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. We may not update these forward-looking statements, even though our situation may change in the future.

We qualify all the forward-looking statements contained in this Quarterly Report on Form 10-Q by the foregoing cautionary statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The current operations of InsPro Technologies Corporation (the “Company”, “we”, “us” or “our”) consist of the operations of our wholly owned InsPro Technologies, LLC subsidiary (“InsPro Technologies”).

InsPro Enterprise is a comprehensive, web-based insurance administration software application. InsPro Enterprise was introduced by Atiam Technologies, L.P. (now our InsPro Technologies, LLC subsidiary) in 2004. InsPro Enterprise clients include health insurance carriers and third party administrators. We market InsPro Enterprise as a licensed software application, and we realize revenue from the sale of the software licenses, application service provider fees, software maintenance fees and professional services.

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

Use of Estimates - Management's Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets such as intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates in 2012 and 2011 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, accrued expenses pertaining to abandoned facilities, warrant liability and revenue recognition. Actual results may differ from these estimates under different assumptions or conditions.

InsPro Technologies offers InsPro Enterprise on a licensed and an application service provider (“ASP”) basis. An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP hosting service enables a client to lease the InsPro Enterprise, paying only for that capacity required to support their business. ASP clients access an instance of InsPro Enterprise installed on InsPro Technologies’ servers located at InsPro Technologies’ office or at a third party’s site.

Software maintenance fees apply to both licensed and ASP clients. Maintenance fees cover periodic updates to the application and the InsPro Enterprise Help Desk.

Professional services are generally associated with the implementation of InsPro Enterprise instance for either an ASP or licensed client, and cover such activity as InsPro Enterprise installation, configuration, modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation.

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

The unearned portion of the Company’s revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Revenues

For the three months ended March 31, 2012 (“First Quarter 2012”), we earned revenues of $2,392,927 compared to $2,342,869 for the three months ended March 31, 2011 (“First Quarter 2011”), an increase of $50,058 or 2%. Revenues include the following:

	For the Three Months Ended March 31,
	2012	2011

Professional services	$1,522,665	$1,350,973
ASP revenue	667,437	454,418
Sales of software licenses	-	335,000
Maintenance revenue	195,675	197,538
Sub-leasing revenue	7,150	4,940

Total	$2,392,927	$2,342,869

•	In First Quarter 2012 our professional services revenue increased $171,692 or 13% as a result of higher implementation services for a new client in 2012 partially offset by lower post implementation services for existing clients. Implementation services included assisting clients in setting up their insurance products in InsPro Enterprise, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	In First Quarter 2012 our ASP revenue increased $213,019 or 47% as a result of increased fees from the recent implementations of InsPro Enterprise and increased fees from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

•	In First Quarter 2011 we earned $335,000 of license fee revenue, which represents a license fee recognized upon the completion of the implementation of InsPro Enterprise for a client.

•	In First Quarter 2012 our maintenance revenue decreased $1,863 or 1% as a result of decreased fees from an existing client partially offset by increased fees from a new client.

•	We earned sub-leasing revenue from the sub leasing of space in our Radnor office to a third party, which is on a month to month basis. The Company’s sublease revenue varies month to month based on the amount of space the Company’s sub-tenant utilizes.

Cost of Revenues

Our cost of revenues for First Quarter 2012 was $2,025,949 as compared to $1,658,861 for First Quarter 2011 for an increase of $367,088 or 22% as compared to First Quarter 2011. Cost of revenues consisted of the following:

	For the Three Months Ended March 31,
	2012	2011

Salaries, employee benefits and related taxes	$1,291,903	$1,057,248
Professional fees	577,300	390,371
Rent, utilities, telephone and communications	84,567	81,305
Other cost of revenues	72,179	129,937
	$2,025,949	$1,658,861

•	Our salaries, employee benefits and related taxes component of cost of revenues in First Quarter 2012 was $1,291,903 as compared to $1,057,248 for First Quarter 2011 for an increase of $234,655 or 22% as compared to First Quarter 2011. Salaries, employee benefits and related taxes increased primarily a result of increased employee staffing related to the increase in the number of InsPro Technologies’ clients.

•	Our professional fees component of cost of revenues in First Quarter 2012 was $577,300 as compared to $390,371 for First Quarter 2011 for an increase of $186,929 or 48% as compared to First Quarter 2011. Professional fees increased as a result of increased utilization of several outside consulting firms, which are assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementation of InsPro Enterprise.

•	Our rent, utilities, telephone and communications component of cost of revenues in First Quarter 2012 was $84,567 as compared to $81,305 for First Quarter 2011. Rent, utilities, telephone and communications increased as a result of scheduled increases in rental costs and increases in telephone and communications costs.

•	Our other cost of revenues component of cost of revenues in First Quarter 2012 was $72,179 as compared to $129,937 in First Quarter 2011, a decrease of $57,758. The decrease was the result of cost reduction initiatives pertaining to computer processing. Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $366,978 in First Quarter 2012 as compared to a $684,008 in First Quarter 2011.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for First Quarter 2012 was $1,111,495 as compared to $1,185,717 for First Quarter 2011 for a decrease of $74,222 or 6% as compared to First Quarter 2011. Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended March 31,
	2012	2011

Salaries, employee benefits and related taxes	$561,578	$653,122
Advertising and other marketing	32,532	23,477
Depreciation and amortization	207,835	181,718
Rent, utilities, telephone and communications	91,324	97,448
Professional fees	101,758	104,537
Other general and administrative	116,468	125,415
	$1,111,495	$1,185,717

In First Quarter 2012 we incurred salaries, employee benefits and related taxes of $561,578 as compared to $653,122 for First Quarter 2011, a decrease of $91,544 or 14%. Salaries, commission and related taxes consisted of the following:

	For the Three Months Ended March 31,
	2012	2011

Salaries, wages, bonuses and commissions	$463,052	$544,181
Share based employee and director compensation	25,377	17,777
Employee benefits	28,224	29,443
Payroll taxes	43,425	50,721
Directors’ compensation	1,500	11,000

Total	$561,578	$653,122

•	Salaries, wages and bonuses were $463,052 in First Quarter 2012 as compared to $544,181 in First Quarter 2011, a decrease of $81,129 or 15%. The decrease is primarily the result of lower corporate staffing and to a lesser extent lower commissions to InsPro Technologies staff.

•	Directors’ compensation is lower primarily as a result of the amendment to the Company’s non employee director compensation reducing director compensation in the fourth quarter of 2011.

In First Quarter 2012 we incurred advertising and other marketing expense of $32,532 as compared to $23,477 in First Quarter 2011. The increase is primarily the result of increased advertising in professional publications and search engine optimization services.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended March 31,
	2012	2011

Amortization of intangibles acquired as a result of the InsPro acquisition	$86,684	$86,684
Depreciation expense	121,151	95,034

Total	$207,835	$181,718

•	We incurred amortization expense of $86,684 in each of the First Quarter 2012 and First Quarter 2011 for the intangible assets acquired from InsPro Technologies (formerly Atiam Technologies, L.P.) on October 1, 2007.

•	In First Quarter 2012 we incurred depreciation expense of $121,151 as compared to $95,034 in First Quarter 2011. The increase was primarily due to $43,951 of additional, accelerated depreciation expense in First Quarter 2012 as a result of InsPro Technologies’ anticipated abandonment of certain furniture and equipment in the second quarter of 2012 when InsPro Technologies anticipates moving to newly furnished office space in a different section of Baldwin Towers.

In First Quarter 2012 we incurred rent, utilities, telephone and communications expense of $91,324 as compared to $97,448 in First Quarter 2011. The decrease is primarily the result of the elimination of the Company’s former Florida office.

In First Quarter 2012 we incurred other expense of $116,468 as compared to $125,415 in First Quarter 2011. The decrease is primarily the result of cost reductions in our corporate areas including lower insurance costs due to the elimination of the Company’s former Florida office.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $744,517 in First Quarter 2012 as compared to a loss from operations of $501,709 in First Quarter 2011.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Commission and other revenue from carriers	$26,548	$63,189
Transition policy commission pursuant to the Agreement	136,916	194,661
Sub-lease revenue	-	150,142

	163,464	407,992

Operating expenses:
Salaries, employee benefits and related taxes	-	11,133
Rent, utilities, telephone and communications	-	161,704
Professional fees	-	(1,961)
Other general and administrative	9,622	18,096

	9,622	188,972

Gain from discontinued operations	$153,842	$219,020

For First Quarter 2012 we earned revenues from discontinued operations of $163,464 as compared to $407,992 in the First Quarter 2011, a decrease of $244,528 or 60%. Revenues include the following:

•	Commission and other revenue from carriers was $26,548 in First Quarter 2012 as compared to $63,189 in First Quarter 2011. The decrease is due to the declines in our telesales call center produced agency business. We continue to receive commissions from carriers other than certain carriers and commissions on policies other than transferred policies, which were transferred to the acquirer.

•	On February 20, 2009, the Company entered into and completed the sale of the agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a Client Transition Agreement. Transition policy commission pursuant to the Agreement was $136,916 in First Quarter 2012 as compared to $194,661 in the First Quarter 2011. The decrease is due to the declines in our telesales call center produced agency business.

•	In First Quarter 2011 we earned sub-lease revenue of $150,142 relating to the sub-lease of our former Florida. Our lease for our former Florida office expired on February 28, 2011. Sub-lease revenue from our former Florida office also ceased effective February 28, 2011.

Total operating expenses of discontinued operations for First Quarter 2012 was $9,622 as compared to $188,972 for First Quarter 2011. The primary reason for the decrease is the expiration of the lease for our former Florida office and the elimination of rent and other associated costs.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $153,842 or $0.00 gain from discontinued operations per share in First Quarter 2012 as compared to a gain from discontinued operations of $219,020 or $0.01 gain from discontinued operations per share in First Quarter 2011.

Other income (expenses)

In First Quarter 2012 we recognized a gain on change in fair value of warrants liabilities of $124,545 as compared to a gain of $309,294 in the First Quarter 2011. The gain in First Quarter 2012 and the gain in the First Quarter 2011 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Interest income is attributable to interest-bearing cash deposits. The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense is attributable to capital leases and note payable for premium financing on a portion of the company’s insurance coverages. The decrease in interest expense is the result of a decline in capital lease balances.

Net loss

As a result of these factors discussed above, we reported a net loss of $466,896 or $0.01 net loss per share in First Quarter 2012 as compared to net income of $27,641 or $0.00 net income per share in First Quarter 2011.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had a cash balance of $3,895,721 and working capital of $3,034,340.

Net cash provided by operations was $350,863 in 2012 as compared to $278,668 cash used in 2011. The improvement in cash flow from operations was primarily the result of increased collections of accounts receivable in 2012 as compared to 2011. Impacting our cash flow from operations was our net loss of $466,896 in 2012 as compared to our net income of $27,641 in 2011 and:

•	Decreases in accounts receivable of $28,383 in 2012, which are primarily the result of the collection of unearned license fees in billed in 2012 and increased billings to clients especially for professional services.

•	Increases in accounts payable of $71,638 in 2012, which is primarily the result of increased utilization of outside IT consulting firms and an increase in the amounts owed to these vendors.

•	Decreases in accrued expenses of $171,617 in 2012, which is primarily the result of the payment of accrued IT consulting amounts incurred in 2011 and paid in 2012.

•	Increases in deferred revenue of $778,700, which is primarily the result of the billing of annual maintenance fees to various clients in the first quarter of 2012. These maintenance fees are earned pro-rata over the maintenance contract period.

•	Decreases in net assets of discontinued operations of $32,209, which are primarily the result of the collection of amounts owed from the buyer in Insurint.

In addition to cash used in operating activities we incurred the following non cash gain and expenses in 2012, which were included in our net income (loss), including:

•	Recorded depreciation and amortization expense of $207,835 and $181,718 in 2012 and 2011, respectively.

•	Recorded stock-based compensation and consulting expense of $25,377 and $17,777 in 2012 and 2011, respectively.

•	Recognized a gain on change in fair value of warrants liabilities of $124,545 and $309,294 in 2012 and 2011, respectively.

Net cash used by investing activities in 2012 was $118,904 as compared to $29,816 in 2011. The increase is the result of computer hardware acquired in connection with new clients utilizing the Company’s hosting service for InsPro Enterprise.

Net cash used by financing activities in 2012 was $38,293 as compared to cash provided in 2011 of $1,091,317.

•	InsPro Technologies entered into a note payable to finance the insurance premium for one of the Company’s various corporate insurance coverages during 2011, which was repaid in the first quarter or 2012.

•	InsPro Technologies has entered into various capital lease obligations to purchase equipment used for operations.

•	During the first quarter of 2011 the letters of credit pertaining to the former leases for our Florida and New York offices, which were collateralized with assets in the form of a money market account and certificate of deposit and classified as restricted cash as of December 31, 2010, were terminated as a result of the expiration of these leases. As a result of the termination of these letters of credit the restrictions on the money market account and certificate of deposit were lifted, and $1,152,573 was reclassified from restricted cash to cash during the first quarter of 2011.

On April 30, 2012, InsPro Technologies agreed to pay a $1,200,000 licensing fee within 30 days to Micro Focus (US) Inc. (“Micro Focus”) in connection with an Application Provider Hosting Agreement between InsPro Technologies and Micro Focus. As part of the agreement InsPro Technologies expanded its perpetual license rights to a Micro Focus software product used by InsPro Technologies in conjunction with hosting its InsPro Enterprise software.  The expanded perpetual license rights will apply to InsPro Technologies’ hosting activities for its current and future customers.

The Company is currently pursuing financing for all or a portion of the $1,200,000 license fee. Although the Company believes that opportunities exist for us to finance all or a portion of the $1,200,000 license fee, no assurances can be given that the Company will be able to obtain any financing or obtain financing at favorable terms.  In the event that the Company is unsuccessful in obtaining financing for all or a portion of the $1,200,000 fee the Company anticipates that it will have sufficient cash to pay the fee and fund its financial obligations over the next twelve months.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the results of such assessment, management has concluded that the our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and is accumulated and communicated to management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: May 15, 2012	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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

Page 35