Form 10-Q
period 2012-06-30
InsPro Technologies Corp
filed 2012-08-14
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$3,121,816	$3,702,053
Accounts receivable, net	2,346,676	1,506,234
Tax receivable	766	766
Prepaid expenses	321,756	116,649
Other current assets	28,296	2,139
Assets of discontinued operations	33,041	104,002

Total current assets	5,852,351	5,431,843

Property and equipment, net	1,579,574	496,692
Intangibles, net	86,683	260,050
Other assets	80,608	80,608

Total assets	$7,599,216	$6,269,193

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Note payable	$105,475	$8,586
Accounts payable	1,963,603	644,563
Accrued expenses	523,759	521,383
Current portion of capital lease obligations	75,889	109,872
Deferred revenue	1,743,244	622,500

Total current liabilities	4,411,970	1,906,904

LONG TERM LIABILITIES:
Warrant liability	6,182,304	1,674,226
Capital lease obligations	90,267	113,943

Total long term liabilities	6,272,571	1,788,169

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 2,797,379 shares issued and outstanding (liquidation value $8,392,137)	5,427,604	5,427,604
Common stock ($.001 par value; 300,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	37,089,073	37,038,318
Accumulated deficit	(48,507,649)	(42,797,449)

Total shareholders' equity (deficit)	(3,085,325)	2,574,120

Total liabilities and shareholders' equity (deficit)	$7,599,216	$6,269,193

(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$3,069,233	$1,593,352	$5,462,160	$3,936,221

Cost of revenues	2,580,770	1,788,813	4,606,719	3,447,674

Gross profit (loss)	488,463	(195,461)	855,441	488,547

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	593,626	634,663	1,155,204	1,287,785
Advertising and other marketing	27,785	30,567	60,317	54,044
Depreciation and amortization	253,921	173,070	461,756	354,788
Rent, utilities, telephone and communications	90,377	91,389	181,701	188,837
Professional fees	106,744	104,120	208,502	208,657
Other general and administrative	130,473	152,730	246,941	278,144

	1,202,926	1,186,539	2,314,421	2,372,255

Loss from operations	(714,463)	(1,382,000)	(1,458,980)	(1,883,708)

Gain from discontinued operations	116,434	220,485	270,276	439,505

Other income (expense):
(Loss) gain on the change of the fair value of warrant liability	(4,632,623)	620,274	(4,508,078)	929,568
Interest income	1,305	6,095	3,589	14,396
Interest expense	(13,957)	(6,236)	(17,007)	(13,501)

Total other income (expense)	(4,645,275)	620,133	(4,521,496)	930,463

Net loss	$(5,243,304)	$(541,382)	$(5,710,200)	$(513,740)

Net loss per common share - basic and diluted:
Loss from operations	$(0.13)	$(0.02)	$(0.15)	$(0.02)
Gain from discontinued operations	0.00	0.01	0.01	0.01
Net loss per common share	$(0.13)	$(0.01)	$(0.14)	$(0.01)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
	2012	2011
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(5,710,200)	$(513,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461,756	354,788
Stock-based compensation	50,754	46,405
Loss (gain) on change of fair value of warrant liability	4,508,078	(929,568)
Changes in assets and liabilities:
Accounts receivable	(840,442)	(145,776)
Tax receivable	-	2,840
Prepaid expenses	(205,107)	(96,780)
Other current assets	(26,157)	(6,306)
Other assets	-	1,950
Accounts payable	386,327	(79,202)
Accrued expenses	2,376	92,294
Deferred revenue	1,120,744	670,575
Assets of discontinued operations	70,961	(124,335)

Net cash used in operating activities	(180,910)	(726,855)

Cash Flows From Investing Activities:
Purchase of property and equipment	(438,557)	(74,660)

Net cash used in investing activities	(438,557)	(74,660)

Cash Flows From Financing Activities:
Gross proceeds from note payable	118,206	37,540
Payments on note payable	(21,317)	(21,345)
Fees paid in connection with secured note from related party	-	(8,370)
Payments on capital leases	(57,659)	(83,491)
Restricted cash in connection with letters of credit	-	1,152,573

Net cash provided by financing activities	39,230	1,076,907

Net (decrease) increase in cash	(580,237)	275,392

Cash - beginning of the period	3,702,053	4,429,026

Cash - end of the period	$3,121,816	$4,704,418

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$17,007	$13,501

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012.

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
June 30, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2012 and December 31, 2011, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0. The Company had no write-offs of accounts receivable during the six months ended June 30, 2012 and 2011.

Accounts receivable from the two largest InsPro Technologies clients accounted for 59% and 8%, respectively, of the Company’s total accounts receivable balance at June 30, 2012.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of June 30, 2012 and December 31, 2011, because of the relatively short-term maturity of these instruments and their market interest rates.

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
June 30, 2012

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

Warrant liability

For the six months ended June 30, 2012, the Company recorded a loss on the change in fair value of derivative liability of $4,508,078 to mark-to-market for the increase in fair value of the warrants during the six months ended June 30, 2012.

The Company determined the fair value of the warrant liability at June 30, 2012 was $6,182,304. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.16% and the following:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

1/15/2009	$0.15	26,666,667	1.5	442%	$2,646,931
3/26/2010	0.15	7,380,000	2.7	574%	737,998
9/30/2010	0.15	18,000,010	3.3	595%	1,800,001
11/29/2010	0.15	2,000,000	3.4	594%	200,000
12/22/2010	0.15	7,973,780	3.5	595%	797,378
					$6,182,308

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

Earnings (loss) per common share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at June 30, 2012, include the following:

Series A convertible preferred stock issued and outstanding	25,535,000
Series B convertible preferred stock issued and outstanding	55,947,580
Options, issued, outstanding and exercisable	5,085,000
Warrants to purchase common stock, issued, outstanding and exercisable	87,020,457
Warrants to purchase series A convertible preferred stock, issued, outstanding and exercisable	6,000,000
179,588,037

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
June 30, 2012

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
June 30, 2012

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

At June 30, 2012, the Company had $3,121,816 of cash in United States bank deposits, of which $1,816,246 was federally insured and $1,305,570 exceeded federally insured limits.

The following table lists the percentage of the Company’s revenue, which was earned from the Company’s two largest InsPro clients.

	For the Six Months ended June 30,
	2012	2011

Largest InsPro client	33%	31%
Second largest InsPro client	14%	16%

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

At June 30, 2012, the Company does not believe that it is probable that the Company will incur a penalty in connection with the Company’s registration rights agreements. Accordingly no liability was recorded as of June 30, 2012.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

Various accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – DISCONTINUED OPERATIONS

The Company has classified its former telesales call center and external (ISG) agent produced agency business (the “Agency Business”), its former Insurint business and its leased offices located in New York and Florida as discontinued operations.

The financial position of discontinued operations was as follows:

	June 30, 2012	December 31, 2011

Accounts receivable, less allowance for doubtful accounts $0	$30,041	$49,779
Other current assets	3,000	54,223
Net current assets of discontinued operations	$33,041	$104,002

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The results of discontinued operations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Commission and other revenue from carriers	$23,318	$47,737	$49,866	$110,926
Transition policy commission pursuant to the Agreement	106,295	194,008	243,211	388,669
Sub-lease revenue	-	-	-	150,142

	129,613	241,745	293,077	649,737

Operating expenses:
Salaries, employee benefits and related taxes	-	(15)	-	11,118
Rent, utilities, telephone and communications	-	9,806	-	171,510
Professional fees	-	-	-	(1,961)
Other general and administrative	13,179	11,469	22,801	29,565

	13,179	21,260	22,801	210,232

Gain from discontinued operations	$116,434	$220,485	$270,276	$439,505

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful
	Life
	(Years)	At June 30, 2012	At December 31, 2011
Computer equipment and software	3	$2,645,034	$1,354,525
Office equipment	4.6	224,618	204,442
Office furniture and fixtures	6.7	189,857	189,857
Leasehold improvements	5.4	94,620	34,034
		3,154,129	1,782,858

Less accumulated depreciation		(1,574,555)	(1,286,166)

		$1,579,574	$496,692

For the three months ended June 30, 2012 and 2011, depreciation expense was $167,238 and $86,386, respectively. For the six months ended June 30, 2012 and 2011, depreciation expense was $288,389 and $181,420, respectively. For the six months ended June 30, 2012, depreciation expense includes $41,896 of additional, accelerated depreciation expense as a result of InsPro Technologies’ abandonment of certain furniture and equipment in the second quarter of 2012, which occurred as a result of InsPro Technologies move to newly furnished office space in Baldwin Towers. See Note 8 – Operating Leases and future commitments.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Useful
	Life
	(Years)	At June 30, 2012	At December 31, 2011
InsPro Technologies intangible assets acquired	4.7	$2,097,672	$2,097,672
Software development costs for external marketing	2	174,296	174,296
		2,271,968	2,271,968

Less: accumulated amortization		(2,185,285)	(2,011,918)

		$86,683	$260,050

For the three months ended June 30, 2012 and 2011, amortization expense was $86,683 and $86,684, respectively. For the six months ended June 30, 2012 and 2011, amortization expense was $173,367 and $173,368, respectively.

The intangible asset balance of $86,683 will be amortized during the three month period ended September 30, 2012.

NOTE 5 – SHAREHOLDERS’ EQUITY (DEFICIT)

Stock options

On May 20, 2012, 250,000 options, which were previously granted to an outside consultant, expired in accordance with the terms of the stock options.

The Company recorded compensation expense pertaining to employee stock options in salaries, commission and related taxes of $50,754 and $46,405 for the six months ended June 30, 2012 and 2011, respectively.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $153,103 as of June 30, 2012, which will be recognized over a weighted average 3.5 years in the future.

The total intrinsic value of stock options outstanding and exercisable as of June 30, 2012 was $28,200.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 5 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

A summary of the Company's outstanding stock options as of and for the three months ended June 30, 2012 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

Outstanding at December 31, 2011	6,835,000	$0.47	$0.32

For the period ended June 30, 2012
Granted	-	-	-
Exercised	-	-	-
Expired	(250,000)	0.10	0.10

Outstanding at June 30, 2012	6,585,000	$0.49	$0.33

Outstanding and exercisable at June 30, 2012	5,085,000	$0.60	$0.40

The following information applies to options outstanding at June 30, 2012:

Options Outstanding				Options Exercisable
		Weighted
	Number of	Average
	Shares	Remaining
Exercise	Underlying	Contractual	Exercise	Number	Exercise
Price	Options	Life	Price	Exercisable	Price

$0.060	405,000	2.4	$0.060	355,000	$0.060
0.065	500,000	3.0	0.065	400,000	0.065
0.100	2,705,000	1.6	0.100	2,105,000	0.100
0.111	1,500,000	3.1	0.111	750,000	0.111
1.000	1,000,000	3.4	1.000	1,000,000	1.000
3.500	75,000	3.8	3.500	75,000	3.500
$3.600	400,000	3.8	$3.600	400,000	$3.600
	6,585,000			5,085,000

As of June 30, 2012, there were 30,000,000 shares of our common stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 22,411,980 shares of our common stock remain available for future stock option grants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 5 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

Common stock warrants

On March 30, 2012, warrants to purchase 4,966,887 shares of the Company’s common stock at an exercise price of $1.51 per share expired in accordance with the terms of the warrants.

A summary of the status of the Company's outstanding common stock warrants as of and for the three months ended June 30, 2012 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2011	91,987,344	0.24

For the period ended June 30, 2012
Granted	-	-
Exercised	-	-
Expired	(4,966,887)	1.51
Outstanding and exercisable at June 30, 2012	87,020,457	0.17

The following information applies to common stock warrants outstanding at June 30, 2012:

			Weighted	Anti-dilution	Outstanding
	Warrant	Warrant	Average	Provision	Common
Warrant	Exercise	Expiration	Remaining	Expiration	Stock
Issue Date	Price	Date	Life	Date	Warrants

3/31/2008	0.20	3/31/2013	1.0	expired	25,000,000
1/15/2009	0.15	1/14/2014	1.8	9/29/2012	26,666,667
3/26/2010	0.15	3/26/2015	3.0	9/29/2012	7,380,000
9/30/2010	0.15	9/30/2015	3.5	9/29/2012	18,000,010
11/29/2010	0.15	11/29/2015	3.7	9/29/2012	2,000,000
12/22/2010	0.15	12/22/2015	3.7	9/29/2012	7,973,780
					87,020,457

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 5 – SHAREHOLDERS’ EQUITY DEFICIT) (continued)

Preferred stock warrants

A summary of the status of the Company's outstanding Series A preferred stock warrants as of and for the period ended June 30, 2012 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2011	300,000	4.00

For the period ended June 30, 2012
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2012	300,000	4.00
Exercisable at June 30, 2012	300,000	$4.00

Outstanding Series A preferred stock warrants at June 30, 2012 have a remaining contractual life of 3.7 years.

NOTE 6 – CAPITAL LEASE OBLIGATIONS

InsPro Technologies has entered into several capital lease obligations to purchase equipment used for operations. InsPro Technologies has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of June 30, 2012 and December 31, 2011:

		June 30, 2012	December 31, 2011
	Useful Life (Years)
Computer equipment and software	3	$654,690	654,690
Phone System	3	15,011	15,011
		669,701	669,701
Less accumulated depreciation		(595,738)	(555,141)
		$73,963	$114,560

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 6 – CAPITAL LEASE OBLIGATIONS (continued)

Future minimum payments required under capital leases at June 30, 2012 are as follows:

2012	$50,259
2013	58,818
2014	55,721
2015	12,815

Total future payments	177,614
Less amount representing interest	11,458

Present value of future minimum payments	166,156
Less current portion	75,889

Long-term portion	$90,267

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 90 days of employment with the Company. Effective January 1, 2007, the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $28,620 and $21,923 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 8 – OPERATING LEASES AND FUTURE COMMITMENTS

On September 14, 2007, InsPro Technologies entered into a lease agreement with BPG Officer VI Baldwin Tower L.P. (“BPG”) for approximately 5,524 square feet of office space at Baldwin Towers in Eddystone, Pennsylvania (the “BPG Lease”). On March 26, 2008, and again on December 2, 2008, the Company and BPG agreed to amend the BPG Lease to increase the leased office space by 1,301 and 6,810 square feet, respectively. The term of the lease commenced on October 1, 2007 and was to expire on January 31, 2013. Under the terms of the BPG Lease, rent was waived for the first, second, tenth and twenty-fifth months of the lease term.

On March 15, 2012, InsPro Technologies and BPG agreed to amend the BPG Lease to extend its term to January 31, 2017, and after BPG completes certain building improvements InsPro Technologies will move from its current location to another floor of the same building and lease 17,567 square feet of furnished office space from BPG. InsPro Technologies’ monthly rent shall be $24,887 per month commencing with InsPro Technologies’ occupancy of the new office space, which occurred in June 2012 through January 31, 2013. InsPro Technologies' monthly rent will increase to $25,619 per month February 1, 2013, through January 31, 2014, increase to $26,351 per month February 1, 2014 through January 31, 2015, increase to $27,082 per month February 1, 2015 through January 31, 2016, and finally increase to $27,814 per month through February 1, 2016 through January 31, 2017.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 8 – OPERATING LEASES AND FUTURE COMMITMENTS (continued)

The Company recorded a liability for deferred rent pertaining to its lease with Radnor Properties-SDC, L.P. in the amount of $110,357 as of June 30, 2012.

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $259,269 and $409,001 for the six months ended June 30, 2012 and 2011, respectively.

Future minimum payments required under operating leases and service agreements at June 30, 2012 are as follows:

2012	$339,480
2013	560,032
2014	571,317
2015	581,709
2016	594,197
thereafter	93,335

Total	$2,740,070

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the effects of events subsequent to June 30, 2012 and has concluded that any events requiring adjustment to or disclosure in the financial statements have been made.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Revenues

For the three months ended June 30, 2012 (“Second Quarter 2012”), we earned revenues of $3,069,233 compared to $1,593,352 for the three months ended June 30, 2011 (“Second Quarter 2011”), an increase of $1,475,881 or 93%. Revenues include the following:

	For the Three Months Ended June 30,
	2012	2011

Professional services	$1,939,850	$947,829
ASP revenue	879,328	441,786
Sales of software licenses	-	-
Maintenance revenue	249,555	197,537
Sub-leasing and other revenue	500	6,200

Total	$3,069,233	$1,593,352

•	In Second Quarter 2012 our professional services revenue increased $992,021 or 105% as a result of higher implementation services for four new clients in 2012 partially offset by lower post implementation services for existing clients. Implementation services included assisting clients in setting up their insurance products in InsPro Enterprise, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	In Second Quarter 2012 our ASP revenue increased $437,542 or 99% as a result of increased fees from ongoing and recent implementations of InsPro Enterprise and increased fees from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

•	In Second Quarter 2012 our maintenance revenue increased $52,018 or 26% as a result of increased fees from a client’s recently implemented InsPro Enterprise software partially offset by decreased fees from an existing client.

•	We earned sub-leasing revenue from the sub leasing of space in our Radnor office to a third party, which is on a month to month basis. The Company’s sublease revenue varies month to month based on the amount of space the Company’s sub-tenant utilized.

Cost of Revenues

Our cost of revenues for Second Quarter 2012 was $2,580,770 as compared to $1,788,813 for Second Quarter 2011 for an increase of $791,957 or 44% as compared to Second Quarter 2011. Cost of revenues consisted of the following:

	For the Three Months Ended June 30,
	2012	2011

Salaries, employee benefits and related taxes	$1,358,476	$1,176,325
Professional fees	1,051,883	395,397
Rent, utilities, telephone and communications	88,645	89,089
Other cost of revenues	81,766	128,002
	$2,580,770	$1,788,813

•	In Second Quarter 2012 our salaries, employee benefits and related taxes component of cost of revenues increased $182,151 or 15% as compared to Second Quarter 2011. Salaries, employee benefits and related taxes increased primarily a result of increased employee staffing related to the increase in the number of InsPro Technologies’ clients.

•	In Second Quarter 2012 our professional fees component of cost of revenues increased $656,486 or 166% as compared to Second Quarter 2011. Professional fees increased as a result of increased utilization of several outside consulting firms, which are assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementation of InsPro Enterprise.

•	In Second Quarter 2012 our other cost of revenues component of cost of revenues decreased $46,236 or 36% as compared to Second Quarter 2011. The decrease was the result of cost reduction initiatives pertaining to computer processing. Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $488,463 in Second Quarter 2012 as compared to a gross loss of $195,461 in Second Quarter 2011.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for Second Quarter 2012 was $1,202,926 as compared to $1,186,539 for Second Quarter 2011 for an increase of $16,387 or 1% as compared to Second Quarter 2011. Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended June 30,
	2012	2011

Salaries, employee benefits and related taxes	$593,625	$634,663
Advertising and other marketing	27,785	30,567
Depreciation and amortization	253,921	173,070
Rent, utilities, telephone and communications	90,377	91,389
Professional fees	106,744	104,120
Other general and administrative	130,474	152,730
	$1,202,926	$1,186,539

In Second Quarter 2012 we incurred salaries, employee benefits and related taxes of $593,625 as compared to $634,663 for Second Quarter 2011, a decrease of $41,038 or 7%. The decrease is primarily the result of lower corporate staffing partially offset by higher commissions to InsPro Technologies staff.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended June 30,
	2012	2011

Amortization of intangibles acquired as a result of the InsPro acquisition	$86,683	$86,684
Depreciation expense	167,238	86,386

Total	$253,921	$173,070

•	We incurred amortization expense pertaining to the intangible assets acquired from InsPro Technologies (formerly Atiam Technologies, L.P.) on October 1, 2007.

•	In Second Quarter 2012 we incurred depreciation expense of $167,238 as compared to $86,386 in Second Quarter 2011. The increase was primarily due to assets acquired on April 30, 2012, whereby InsPro Technologies entered into an Application Provider Hosting Agreement (“Micro Focus Agreement”) with Micro Focus (US) Inc. (“Micro Focus”). As part of the Micro Focus Agreement InsPro Technologies expanded its perpetual license rights to a Micro Focus software product used by InsPro Technologies in conjunction with hosting its InsPro Enterprise software.

In Second Quarter 2012 our other expense decreased primarily as a result of cost reductions in our corporate areas including reduced travel, insurance and other costs due to the elimination of the Company’s former Florida office.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $714,463 in Second Quarter 2012 as compared to a loss from operations of $1,382,000 in Second Quarter 2011.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended June 30,
	2012	2011
Revenues:
Commission and other revenue from carriers	$23,318	$47,737
Transition policy commission pursuant to the Agreement	106,295	194,008

	129,613	241,745

Operating expenses:
Salaries, employee benefits and related taxes	-	(15)
Rent, utilities, telephone and communications	-	9,806
Other general and administrative	13,179	11,469

	13,179	21,260

Gain from discontinued operations	$116,434	$220,485

Results from discontinued operations were as follows:

For Second Quarter 2012 we earned revenues from discontinued operations of $129,613 as compared to $241,745 in the Second Quarter 2011, a decrease of $112,132 or 46%. Revenues include the following:

•	In Second Quarter 2012 our commission and other revenue from carriers decreased due to the declines in our telesales call center produced agency business. We continue to receive commissions from carriers other than certain carriers and commissions on policies other than transferred policies, which were transferred to the acquirer.

•	On February 20, 2009, the Company entered into and completed the sale of the agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a Client Transition Agreement. In Second Quarter 2012 our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

Total operating expenses of discontinued operations for Second Quarter 2012 was $13,179 as compared to $21,260 for Second Quarter 2011. The primary reason for the decrease is the expiration of the lease for our former Florida office and the elimination of rent and other associated costs.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $116,434 or $0.00 gain from discontinued operations per share in Second Quarter 2012 as compared to a gain from discontinued operations of $220,485 or $0.02 gain from discontinued operations per share in Second Quarter 2011.

Other income (expenses)

In Second Quarter 2012 we recognized a loss on change in fair value of warrants liabilities of $4,632,623 as compared to a gain of $620,274 in the Second Quarter 2011. The loss in Second Quarter 2012 and the gain in the Second Quarter 2011 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Interest income is attributable to interest-bearing cash deposits. The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense is attributable to capital leases and note payable for premium financing on a portion of the Company’s insurance coverages. The increase in interest expense is the result of an increase in notes payable for premium financing.

Net loss

As a result of these factors discussed above, we reported a net loss of $5,243,304 or $0.13 net loss per share in Second Quarter 2012 as compared to a net loss of $541,382 or $0.01 loss per share in Second Quarter 2011.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

Revenues

For the six months ended June 30, 2012 (“2012 To Date”), we earned revenues of $5,462,160 as compared to $3,936,221 for the six months ended June 30, 2011 (“2011 To Date”), an increase of $1,525,939 or 39%. Revenues include the following:

	For the Six Months Ended June 30,
	2012	2011

Professional services	$3,462,515	$2,298,802
ASP revenue	1,546,765	896,204
Sales of software licenses	-	335,000
Maintenance revenue	445,230	395,075
Sub-leasing and other revenue	7,650	11,140

Total	$5,462,160	$3,936,221

•	In 2012 To Date our professional services revenue increased $1,163,713 or 51% as a result of higher implementation services from four new clients in 2012 partially offset by lower post implementation services for existing clients. Implementation services included assisting clients in setting up their insurance products in InsPro Enterprise, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	In 2012 To Date our ASP revenue increased $650,561 or 73% as a result of increased fees from recent implementations of InsPro Enterprise to several clients and increased fees from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

•	In 2011 To Date we earned $335,000 of license fee revenue, which represents a license fee recognized upon the completion of the implementation of InsPro Enterprise for a client.

•	In 2012 To Date our maintenance revenue increased $50,155 or 13% as a result of increased fees from a client’s recently implemented InsPro Enterprise software partially offset by decreased fees from an existing client.

•	We earned sub-leasing revenue from the sub leasing of space in our Radnor office to third parties, which are on a month to month basis. The Company’s sublease revenue varies month to month based on the amount of space the Company’s sub-tenants utilizes.

Cost of Revenues

Our cost of revenues for 2012 To Date was $4,606,719 as compared to $3,447,674 for 2011 To Date for an increase of $1,159,045 or 34% as compared to 2011 To Date. Cost of revenues consisted of the following:

	For the Six Months Ended June 30,
	2012	2011

Salaries, employee benefits and related taxes	$2,650,379	$2,233,574
Professional fees	1,629,183	785,768
Rent, utilities, telephone and communications	173,212	170,394
Other cost of revenues	153,945	257,938
	$4,606,719	$3,447,674

•	In 2012 To Date our salaries, employee benefits and related taxes component of cost of revenues increased $416,805 or 19% as compared to 2011 To Date. Salaries, employee benefits and related taxes increased primarily a result of increased employee staffing related to the increase in the number of InsPro Technologies’ clients.

•	In 2012 To Date our professional fees component of cost of revenues increased $843,415 or 107% as compared to 2011 To Date. Professional fees increased as a result of increased utilization of several outside consulting firms, which are assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementation of InsPro Enterprise.

•	In 2012 To Date our other cost of revenues component of cost of revenues decreased $103,993 or 40% as compared to 2011 To Date. The decrease was the result of cost reduction initiatives pertaining to computer processing. Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $855,441 in 2012 To Date as compared to a gross profit of $488,547 in 2011 To Date.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for 2012 To Date was $2,314,421 as compared to $2,372,255 for 2011 To Date for a decrease of $57,834 or 2% as compared to 2011 To Date. Selling, marketing and administrative expenses consisted of the following:

	For the Six Months Ended June 30,
	2012	2011

Salaries, employee benefits and related taxes	$1,155,204	$1,287,785
Advertising and other marketing	60,317	54,044
Depreciation and amortization	461,756	354,788
Rent, utilities, telephone and communications	181,701	188,837
Professional fees	208,502	208,657
Other general and administrative	246,941	278,144
	$2,314,421	$2,372,255

In 2012 To Date we incurred salaries, employee benefits and related taxes of $1,155,204 as compared to $1,287,785 for 2011 To Date, a decrease of $132,581 or 10%. The decrease is primarily the result of lower corporate staffing.

Depreciation and amortization expense consisted of the following:

	For the Six Months Ended June 30,
	2012	2011

Amortization of intangibles acquired as a result of the InsPro acquisition	$173,367	$173,368
Depreciation expense	288,389	181,420

Total	$461,756	$354,788

•	We incurred amortization expense pertaining to the intangible assets acquired from InsPro Technologies (formerly Atiam Technologies, L.P.) on October 1, 2007.

•	In 2012 To Date we incurred depreciation expense of $288,389 as compared to $181,420 in 2011 To Date. The increase was primarily due to assets acquired pursuant to the Micro Focus Agreement as described above. In addition, 2012 To Date included $41,896 of additional, accelerated depreciation expense as a result of InsPro Technologies’ abandonment of certain furniture and equipment in the second quarter of 2012 when InsPro Technologies moved into newly furnished office space in a different section of Baldwin Towers.

In 2012 To Date our rent, utilities, telephone and communications expense decreased primarily as a result of the elimination of the Company’s former Florida office.

In 2012 To Date our other expense decreased primarily as a result of cost reductions in our corporate areas including lower insurance costs due to the elimination of the Company’s former Florida office.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $1,458,980 in 2012 To Date as compared to a loss from operations of $1,883,708 in 2011 To Date.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Six Months Ended June 30,
	2012	2011
Revenues:
Commission and other revenue from carriers	$49,866	$110,926
Transition policy commission pursuant to the Agreement	243,211	388,669
Sub-lease revenue	-	150,142

	293,077	649,737

Operating expenses:
Salaries, employee benefits and related taxes	-	11,118
Rent, utilities, telephone and communications	-	171,510
Professional fees	-	(1,961)
Other general and administrative	22,801	29,565

	22,801	210,232

Gain (loss) from discontinued operations	$270,276	$439,505

Results from discontinued operations were as follows:

For 2012 To Date we earned revenues from discontinued operations of $293,077 as compared to $649,737 in the 2011 To Date, a decrease of $356,660 or 55%. Revenues include the following:

•	In 2012 To Date our commission and other revenue from carriers decreased due to the declines in our telesales call center produced agency business. We continue to receive commissions from carriers other than certain carriers and commissions on policies other than transferred policies, which were transferred to the acquirer.

•	On February 20, 2009, the Company entered into and completed the sale of the agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a Client Transition Agreement. In 2012 To Date our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

Total operating expenses of discontinued operations for 2012 To Date was $22,801 as compared to $210,232 for 2011 To Date. The primary reason for the decrease is the expiration of the lease for our former Florida office and the elimination of rent and other associated costs.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $270,276 or $0.01 gain from discontinued operations per share in 2012 To Date as compared to a gain from discontinued operations of $439,505 or $0.01 gain from discontinued operations per share in 2011 To Date.

Other income (expenses)

In 2012 To Date we recognized a loss on the change in fair value of warrant liability of $4,508,078 as compared to a gain of $929,568 in the 2011 To Date. The loss in 2012 To Date and the gain in the 2011 To Date represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Interest income is attributable to interest-bearing cash deposits. The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense is attributable to capital leases and note payable for premium financing on a portion of the Company’s insurance coverages. The increase in interest expense is the result of an increase in the note payable for premium financing.

Net loss

As a result of these factors discussed above, we reported a net loss of $5,710,200 or $0.14 net loss per share in 2012 To Date as compared to a net loss of $513,740 or $0.01 loss per share in 2011 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had a cash balance of $3,121,816 and working capital of $1,440,381.

Net cash used by operations was $180,910 in 2012 To Date as compared to $726,855 cash used in 2011 To Date. The improvement in cash flow from operations was primarily the result of increased collections of earned and unearned revenue in 2012 as compared to 2011. Impacting our cash flow from operations was our net loss of $5,710,200 in 2012 To Date as compared to our net loss of $513,740 in 2011 To Date and:

•	Increases in accounts receivable of $840,442 in 2012, which are primarily the result of the unearned license fees billed in 2012 To Date and collected subsequent to June 30, 2012 and to a lesser extent increased billings to clients especially for professional services.

•	Increases in prepaid expenses in 2012 To Date of $205,107, which are primarily the result of premium obligations for various insurance policies and to a lesser extent expenditures for software maintenance agreements.

•	Increases in accounts payable of $386,327 in 2012, which are primarily the result of increased utilization of outside IT consulting firms and the associated increase in the amounts owed to these vendors.

•	Increases in deferred revenue of $1,120,744, which are primarily the result of unearned license fees and to a lesser extent annual maintenance fees to various clients 2012 To Date.

•	Decreases in net assets of discontinued operations of $70,961, which are primarily the result of the collection of amounts owed from the buyer of our Insurint business.

In addition to cash used in operating activities we incurred the following non cash gain and expenses in 2012, which were included in our net income (loss), including:

•	Recorded depreciation and amortization expense of $461,756 and $354,788 in 2012 To Date and 2011 To Date, respectively.

•	Recorded stock-based compensation and consulting expense of $50,754 and $46,405 in 2012 To Date and 2011 To Date, respectively.

•	Recognized a loss on change in fair value of warrants liabilities of $4,508,078 and a gain of $926,568 in 2012 To Date and 2011 To Date, respectively.

Net cash used by investing activities in 2012 To Date was $438,557 as compared to $74,660 in 2011 To Date. The increase is primarily the result of the partial payments for computer software acquired from Micro Focus in connection with existing and new clients utilizing the Company’s hosting service for InsPro Enterprise.

Net cash provided by financing activities in 2012 To Date was $39,230 as compared to cash provided in 2011 of $1,076,907.

•	We entered into two notes payable to finance insurance premiums for two of the Company’s various corporate insurance coverages during 2012.

•	InsPro Technologies has entered into various capital lease obligations to purchase equipment used for operations.

•	During the first quarter of 2011 the letters of credit pertaining to the former leases for our Florida and New York offices, which were collateralized with assets in the form of a money market account and certificate of deposit and classified as restricted cash as of December 31, 2010, were terminated as a result of the expiration of these leases. As a result of the termination of these letters of credit the restrictions on the money market account and certificate of deposit were lifted, and $1,152,573 was reclassified from restricted cash to cash during the first quarter of 2011.

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

Date: August 14, 2012	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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

Page 37