Form 10-Q
period 2012-09-30
InsPro Technologies Corp
filed 2012-11-14
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 14, 2012, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$2,091,032	$3,702,053
Accounts receivable, net	2,444,375	1,506,234
Tax receivable	766	766
Prepaid expenses	285,143	116,649
Other current assets	396	2,139
Assets of discontinued operations	87,817	104,002

Total current assets	4,909,529	5,431,843

Property and equipment, net	1,501,835	496,692
Intangibles, net	-	260,050
Other assets	80,608	80,608

Total assets	$6,491,972	$6,269,193

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable	$66,686	$8,586
Accounts payable	1,906,096	644,563
Accrued expenses	712,777	521,383
Current portion of capital lease obligations	74,319	109,872
Deferred revenue	1,672,039	622,500

Total current liabilities	4,431,917	1,906,904

LONG TERM LIABILITIES:
Warrant liability	-	1,674,226
Capital lease obligations	95,776	113,943

Total long term liabilities	95,776	1,788,169

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 2,797,379 shares issued and outstanding (liquidation value $8,392,137)	5,427,604	5,427,604
Common stock ($.001 par value; 300,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,544	41,543
Additional paid-in capital	43,293,255	37,038,318
Accumulated deficit	(49,662,228)	(42,797,449)

Total shareholders' equity	1,964,279	2,574,120

Total liabilities and shareholders' equity	$6,491,972	$6,269,193

(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$3,372,990	$1,699,802	$8,835,150	$5,636,023

Cost of revenues	3,237,929	1,587,656	7,844,648	5,035,330

Gross profit	135,061	112,146	990,502	600,693

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	580,579	765,496	1,735,783	2,053,281
Advertising and other marketing	84,802	27,199	145,119	81,243
Depreciation and amortization	255,316	166,521	717,072	521,309
Rent, utilities, telephone and communications	99,652	93,526	281,353	282,363
Professional fees	176,905	99,199	385,407	307,856
Other general and administrative	178,323	141,432	425,264	419,575

	1,375,577	1,293,373	3,689,998	3,665,627

Loss from operations	(1,240,516)	(1,181,227)	(2,699,496)	(3,064,934)

Gain from discontinued operations	138,818	198,529	409,094	638,034

Other income (expense):
Gain (loss) on the change of the fair value of warrant liability	-	103	(4,508,078)	929,671
Interest income	419	5,087	4,008	19,483
Interest expense	(53,300)	(5,301)	(70,307)	(18,802)

Total other income (expense)	(52,881)	(111)	(4,574,377)	930,352

Net loss	$(1,154,579)	$(982,809)	$(6,864,779)	$(1,496,548)

Net income (loss) per common share - basic and diluted:
Income (loss) from operations	$(0.03)	$(0.03)	$(0.18)	$(0.06)
Gain from discontinued operations	0.00	0.01	0.01	0.02
Net income (loss) per common share	$(0.03)	$(0.02)	$(0.17)	$(0.04)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
	2012	2011
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(6,864,779)	$(1,496,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	717,072	521,309
Stock-based compensation	72,632	250,354
(Gain) loss on change of fair value of warrant liability	4,508,078	(929,671)
Changes in assets and liabilities:
Accounts receivable	(938,141)	(261,290)
Tax receivable	-	2,840
Prepaid expenses	(168,494)	(10,518)
Other current assets	1,743	(151)
Other assets	-	1,950
Accounts payable	738,392	(348,106)
Accrued expenses	191,394	118,309
Deferred revenue	1,049,539	531,537
Assets of discontinued operations	16,185	(84,197)

Net cash used in operating activities	(676,379)	(1,704,182)

Cash Flows From Investing Activities:
Purchase of property and equipment	(939,022)	(98,235)

Net cash used in investing activities	(939,022)	(98,235)

Cash Flows From Financing Activities:
Gross proceeds from note payable	118,206	37,540
Payments on note payable	(60,106)	(33,650)
Fees paid in connection with secured note from related party	-	(8,370)
Gross proceeds from capital leases	27,442	-
Payments on capital leases	(81,162)	(117,535)
Restricted cash in connection with letters of credit	-	1,152,573

Net cash provided by financing activities	4,380	1,030,558

Net (decrease) in cash	(1,611,021)	(771,859)

Cash - beginning of the period	3,702,053	4,429,026

Cash - end of the period	$2,091,032	$3,657,167

Supplemental Disclosures of Cash Flow Information Cash payments for interest	$21,604	$18,802
Non cash financing activities: Accrued Interest on acounts payable	$48,703	$-

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012.

Organization

InsPro Technologies, LLC, our wholly owned subsidiary (“InsPro Technologies”), is a provider of comprehensive, web-based insurance administration software applications. InsPro Technologies’ flagship software product is InsPro Enterprise, which was introduced in 2004. InsPro Technologies offers InsPro Enterprise on a licensed and an Application Service Provider (“ASP”) basis. InsPro Enterprise is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business. InsPro Technologies’ clients include insurance carriers and third party administrators. InsPro Technologies realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and professional services.

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
September 30, 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2012 and December 31, 2011, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0. The Company had no write-offs of accounts receivable during the nine months ended September 30, 2012 and 2011.

Accounts receivable from the two largest InsPro Technologies clients accounted for 36% and 19%, respectively, of the Company’s total accounts receivable balance at September 30, 2012.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of September 30, 2012 and December 31, 2011, because of the relatively short-term maturity of these instruments and their market interest rates.

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
September 30, 2012

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

Warrant liability

Effective September 30, 2012, the full ratchet anti-dilution provisions pertaining to warrants issued during 2009 and 2010 expired. Consequently, the Company has determined that effective September 30, 2012, all of the Company’s issued and outstanding warrants qualify for a scope exception under ASC 815-40-15 as they are indexed to the Company’s stock. Effective September 30, 2012, the Company recorded the elimination of the warrant liability by recording a debit to warrant liability in the amount of $6,182,309 and a credit to additional paid in capital in the amount of $6,182,309. See Note 5 Shareholders’ Equity – Common Stock Warrants. For the nine months ended September 30, 2012, the Company recorded a loss on the change in fair value of derivative liability of $4,508,078 to mark-to-market for the increase in fair value of the warrants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

Earnings (loss) per common share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at September 30, 2012, include the following:

Series A convertible preferred stock issued and outstanding	25,535,000
Series B convertible preferred stock issued and outstanding	55,947,580
Options, issued, outstanding and exercisable	4,885,000
Warrants to purchase common stock, issued, outstanding and exercisable	87,020,457
Warrants to purchase series A convertible preferred stock, issued, outstanding and exercisable	6,000,000
179,388,037

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
September 30, 2012

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
September 30, 2012

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

At September 30, 2012, the Company had $2,091,032 of cash in United States bank deposits, of which $2,091,032 was federally insured.

The following table lists the percentage of the Company’s revenue, which was earned from the Company’s two largest InsPro Enterprise clients.

	For the Nine Months ended September 30,
	2012	2011

Largest InsPro client	36%	28%
Second largest InsPro client	12%	11%

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

At September 30, 2012, the Company does not believe that it is probable that the Company will incur a penalty in connection with the Company’s registration rights agreements. Accordingly no liability was recorded as of September 30, 2012.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

The financial position of discontinued operations was as follows:

	September 30, 2012	December 31, 2011

Accounts receivable, less allowance for doubtful accounts $0	$84,817	$49,779
Other current assets	3,000	54,223
Net current assets of discontinued operations	$87,817	$104,002

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The results of discontinued operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Commission and other revenue from carriers	$14,135	$34,310	$64,001	$145,278
Transition policy commission pursuant to the Agreement	131,579	176,028	374,790	564,697
Sub-lease revenue	-	-	-	150,100

	145,714	210,338	438,791	860,075

Operating expenses:
Salaries, employee benefits and related taxes	-	-	-	11,118
Rent, utilities, telephone and communications	-	-	-	171,510
Professional fees	-	-	-	(1,961)
Other general and administrative	6,896	11,809	29,697	41,374

	6,896	11,809	29,697	222,041

Gain from discontinued operations	$138,818	$198,529	$409,094	$638,034

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	At September 30, 2012	At December 31, 2011
Computer equipment and software	3	$2,730,282	$1,354,525
Office equipment	4.6	230,266	204,442
Office furniture and fixtures	6.7	189,857	189,857
Leasehold improvements	5.4	94,620	34,034
		3,245,025	1,782,858

Less accumulated depreciation		(1,743,189)	(1,286,166)

		$1,501,836	$496,692

For the three months ended September 30, 2012 and 2011, depreciation expense was $168,632 and $79,837, respectively. For the nine months ended September 30, 2012 and 2011, depreciation expense was $457,021 and $261,257, respectively. For the nine months ended September 30, 2012, depreciation expense includes $41,896 of additional, accelerated depreciation expense as a result of InsPro Technologies’ abandonment of certain furniture and equipment in the second quarter of 2012, which occurred as a result of InsPro Technologies move to newly furnished office space in Baldwin Towers. See Note 8 – Operating Leases and future commitments.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Useful Life (Years)	At September 30, 2012	At December 31, 2011
InsPro Technologies intangible assets acquired	4.7	$2,097,672	$2,097,672
Software development costs for external marketing	2	174,296	174,296
		2,271,968	2,271,968

Less: accumulated amortization		(2,271,968)	(2,011,918)

		$-	$260,050

For the three months ended September 30, 2012 and 2011, amortization expense was $86,683 and $86,684, respectively. For the nine months ended September 30, 2012 and 2011, amortization expense was $260,050 and $260,052, respectively.

NOTE 5 – SHAREHOLDERS’ EQUITY

Stock options

On May 20, 2012, 250,000 options, which were previously granted to an outside consultant, expired in accordance with the terms of the stock options. On August 4, 2012, 250,000 options, which were previously granted to the former vice chairman of the Company’s board of directors, expired in accordance with the terms of the stock options.

The Company recorded compensation expense pertaining to employee stock options in salaries, commission and related taxes of $72,632 and $70,354 for the nine months ended September 30, 2012 and 2011, respectively.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $131,225 as of September 30, 2012, which will be recognized over a weighted average 3.3 years in the future.

The total intrinsic value of stock options outstanding and exercisable as of September 30, 2012 was $21,345.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

A summary of the Company's outstanding stock options as of and for the three months ended September 30, 2012 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

Outstanding at December 31, 2011	6,835,000	$0.47	$0.32

For the period ended September 30, 2012
Granted	-	-	-
Exercised	-	-	-
Expired	(500,000)	0.10	0.10

Outstanding at September 30, 2012	6,335,000	$0.47	$0.33

Outstanding and exercisable at September 30, 2012	4,885,000	$0.57	$0.40

The following information applies to options outstanding at September 30, 2012:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.060	405,000	2.4	$0.060	405,000	$0.060
0.065	500,000	3.0	0.065	400,000	0.065
0.100	2,705,000	1.6	0.100	2,105,000	0.100
0.111	1,500,000	3.1	0.111	750,000	0.111
1.000	750,000	3.4	1.000	750,000	1.000
3.500	75,000	3.8	3.500	75,000	3.500
$3.600	400,000	3.8	$3.600	400,000	$3.600
	6,335,000			4,885,000

As of September 30, 2012, there were 30,000,000 shares of our common stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 22,661,980 shares of our common stock remain available for future stock option grants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

 NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

Common stock warrants

On March 30, 2012, warrants to purchase 4,966,887 shares of the Company’s common stock at an exercise price of $1.51 per share expired in accordance with the terms of the warrants.

On September 30, 2012, the full ratchet anti-dilution adjustment provisions pertaining to warrants issued on January 15, 2009 and during 2010 expired in accordance with the terms of the warrants.

A summary of the status of the Company's outstanding common stock warrants as of and for the three months ended September 30, 2012 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2011	91,987,344	0.24

For the period ended September 30, 2012
Granted	-	-
Exercised	-	-
Expired	(4,966,887)	1.51
Outstanding and exercisable at September 30, 2012	87,020,457	0.17

The following information applies to common stock warrants outstanding at September 30, 2012:

Warrant Issue Date	Warrant Exercise Price	Warrant Expiration Date	Weighted Average Remaining Life	Anti-dilution Provision Expiration Date	Outstanding Common Stock Warrants

3/31/2008	0.20	3/31/2013	0.5	expired	25,000,000
1/15/2009	0.15	1/14/2014	1.3	9/30/2012	26,666,667
3/26/2010	0.15	3/26/2015	2.5	9/30/2012	7,380,000
9/30/2010	0.15	9/30/2015	3.0	9/30/2012	18,000,010
11/29/2010	0.15	11/29/2015	3.2	9/30/2012	2,000,000
12/22/2010	0.15	12/22/2015	3.2	9/30/2012	7,973,780
					87,020,457

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

 NOTE 5 – SHAREHOLDERS’ EQUITY DEFICIT) (continued)

Preferred stock warrants

A summary of the status of the Company's outstanding Series A preferred stock warrants as of and for the period ended September 30, 2012 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2011	300,000	4.00

For the period ended September 30, 2012
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at September 30, 2012	300,000	4.00
Exercisable at September 30, 2012	300,000	$4.00

Outstanding Series A preferred stock warrants at September 30, 2012 have a remaining contractual life of 3.4 years.

NOTE 6 – CAPITAL LEASE OBLIGATIONS

InsPro Technologies has entered into several capital lease obligations to purchase equipment used for operations. InsPro Technologies has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized:

		September 30, 2012	December 31, 2011
	Useful Life (Years)
Computer equipment and software	3	$672,027	654,690
Phone System	3	15,011	15,011
Leasehold improvements		-	-
		687,038	669,701
Less accumulated depreciation		(610,516)	(555,141)
		$76,522	$114,560

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 6 – CAPITAL LEASE OBLIGATIONS (continued)

Future minimum payments required under capital leases at September 30, 2012 are as follows:

2012	$27,025
2013	69,638
2014	66,541
2015	17,324

Total future payments	180,528
Less amount representing interest	10,433

Present value of future minimum payments	170,095
Less current portion	74,319

Long-term portion	$95,776

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 90 days of employment with the Company. Effective January 1, 2007, the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $42,618 and $33,914 for the nine months ended September 30, 2012 and 2011, respectively.

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

On March 15, 2012, InsPro Technologies and BPG agreed to amend the BPG Lease to extend its term to January 31, 2017, and after BPG completes certain building improvements InsPro Technologies will move from its current location to another floor of the same building and lease 17,567 square feet of furnished office space from BPG. InsPro Technologies’ monthly rent shall be $24,887 per month commencing with InsPro Technologies’ occupancy of the new office space, which occurred in June 2012 through January 31, 2013. InsPro Technologies' monthly rent will increase to $25,619 per month February 1, 2013 through January 31, 2014, increase to $26,351 per month February 1, 2014 through January 31, 2015, increase to $27,082 per month February 1, 2015 through January 31, 2016, and finally increase to $27,814 per month through February 1, 2016 through January 31, 2017.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 8 – OPERATING LEASES AND FUTURE COMMITMENTS (continued)

The Company recorded a liability for deferred rent pertaining to its lease with Radnor Properties-SDC, L.P. in the amount of $110,357 as of September 30, 2012.

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $403,527 and $532,751 for the nine months ended September 30, 2012 and 2011, respectively.

Future minimum payments required under operating leases and service agreements at September 30, 2012 are as follows:

2012	$169,740
2013	560,032
2014	571,317
2015	581,709
2016	594,197
thereafter	93,335

Total	$2,570,330

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the effects of events subsequent to September 30, 2012 and has concluded that any events requiring adjustment to or disclosure in the financial statements have been made.

Loan and Security Agreement with Silicon Valley Bank

On October 3, 2012, the Company together with InsPro Technologies (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”).

The Loan Agreement established a revolving credit facility for the Borrowers in the principal amount of up to $2,000,000 (the “Revolving Facility”). Availability under the Revolving Facility is tied to a borrowing base formula that is based on 80% of the Borrowers’ eligible accounts receivable, plus 20% of the aggregate unrestricted cash balance held at SVB (the “Borrowing Base”). Advances under the Revolving Facility may be repaid and reborrowed in accordance with the Loan Agreement. No advances were made at closing however an advance of $525,000 was made on October 15, 2012. Pursuant to the Loan Agreement, the Borrowers agreed to pay to SVB the outstanding principal amount of all advances (the “Advances”), the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement on October 3, 2014. Interest will accrue on the unpaid principal balance of the Advances at a floating per annum rate equal to 1% above the prime rate. During an event of default the rate of interest will increase 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the first day of each month.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 9 – SUBSEQUENT EVENTS (continued)

Subject to certain exceptions, the Loan Agreement contains covenants prohibiting the Borrowers from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; (g) paying any dividends; and (h) making payment on subordinated debt. Further, the Borrowers must maintain a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.75:1.00 commencing August 31, 2012. The adjusted quick ratio (the “AQR”) is the ratio of (x) the Borrowers’ consolidated, unrestricted cash maintained with SVB (and, for 90 days after the closing date, maintained with PNC Bank) plus net unbilled accounts receivable to (y) the Borrowers’ liabilities to SVB plus, without duplication, the aggregate amount of the Borrowers’ liabilities that mature within 1 year (excluding subordinated debt), minus the current portion of deferred revenue.

The Loan is secured by a first priority perfected security interest in substantially all of the assets of the Borrowers, excluding the intellectual property of the Borrowers. The Loan Agreement contains a negative covenant prohibiting the Borrowers from granting a security interest in their intellectual property to any party.

Under the terms of the Loan Agreement, the Borrowing Base under the Revolving Facility was $1,563,414 and the AQR was 1.64 as of September 30, 2012, which is below the required 1.75:1.00 AQR. The Company has notified SVB that the AQR as of September 30, 2012, is lower than the required amount, which represented a default on the Loan Agreement by the Company. On November 13, 2012 SVB agreed to waive the default and the Company and SVB agreed to amend the Loan Agreement to lower the Company’s requirement to maintain an AQR of 1.75 to 1.0 to 1.50 to 1.0 commencing with the month ending November 30, 2012 and as of the last day of each month thereafter.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenues

For the three months ended September 30, 2012 (“Third Quarter 2012”), we earned revenues of $3,372,990 compared to $1,699,802 for the three months ended September 30, 2011 (“Third Quarter 2011”), an increase of $1,673,188 or 98%. Revenues include the following:

	For the Three Months Ended September 30,
	2012	2011

Professional services	$2,361,674	$933,017
ASP revenue	752,525	562,374
Maintenance revenue	258,791	197,290
Sub-leasing and other revenue	-	7,121

Total	$3,372,990	$1,699,802

•	In Third Quarter 2012 our professional services revenue increased $1,428,657 or 153% as a result of higher implementation services for four new clients in 2012 partially offset by lower post implementation services for existing clients. Implementation services included assisting clients in setting up their insurance products in InsPro Enterprise, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	In Third Quarter 2012 our ASP revenue increased $190,151 or 34% as a result of increased fees from ongoing and recent implementations of InsPro Enterprise and increased fees from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

•	In Third Quarter 2012 our maintenance revenue increased $61,501 or 31% as a result of increased fees from a client’s recently implemented InsPro Enterprise software partially offset by decreased fees from an existing client.

•	We earned sub-leasing revenue from the sub leasing of space in our Radnor office to a third party, which is on a month to month basis. The Company’s sublease revenue varies month to month based on the amount of space the Company’s sub-tenant utilized.

Cost of Revenues

Our cost of revenues for Third Quarter 2012 was $3,237,929 as compared to $1,587,656 for Third Quarter 2011 for an increase of $1,650,273 or 104% as compared to Third Quarter 2011. Cost of revenues consisted of the following:

	For the Three Months Ended September 30,
	2012	2011

Salaries, employee benefits and related taxes	$1,677,420	$1,131,251
Professional fees	1,382,394	405,495
Rent, utilities, telephone and communications	115,119	85,357
Other cost of revenues	62,996	(34,447)
	$3,237,929	$1,587,656

•	In Third Quarter 2012 our salaries, employee benefits and related taxes component of cost of revenues increased $546,169 or 48% as compared to Third Quarter 2011. Salaries, employee benefits and related taxes increased primarily a result of increased employee staffing related to the increase in the number of InsPro Technologies’ clients and to a lesser extent as a result of $220,691 of post employment expense pertaining to a Separation of Employment Agreement and General Release between the Company and InsPro Technologies’ and a former vice president of InsPro Technologies.

•	In Third Quarter 2012 our professional fees component of cost of revenues increased $976,899 or 241% as compared to Third Quarter 2011. Professional fees increased as a result of increased utilization of several outside consulting firms, which are assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementation of InsPro Enterprise.

•	In Third Quarter 2012 our rent, utilities, telephone and communications component of cost of revenues increased $29,762 or 35% as compared to Third Quarter 2011. The increase was the result of higher telephone and communications costs and higher utilities and building expenses pertaining to InsPro Technologies office.

•	In Third Quarter 2012 our other cost of revenues component of cost of revenues increased $97,443 or 283% as compared to Third Quarter 2011. The increase was the result of a non recurring $160,029 expense credit in Third Quarter 2011 pertaining to the settlement of amounts owed to a vendor partially offset by cost reduction initiatives pertaining to computer processing. Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $135,061 in Third Quarter 2012 as compared to a gross profit of $112,146 in Third Quarter 2011.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for Third Quarter 2012 was $1,375,576 as compared to $1,293,373 for Third Quarter 2011 for an increase of $82,202 or 6% as compared to Third Quarter 2011. Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended September 30,
	2012	2011

Salaries, employee benefits and related taxes	$580,579	$765,496
Advertising and other marketing	84,802	27,199
Depreciation and amortization	255,315	166,521
Rent, utilities, telephone and communications	99,652	93,526
Professional fees	176,905	99,199
Other general and administrative	178,323	141,432
	$1,375,576	$1,293,373

In Third Quarter 2012 we incurred salaries, employee benefits and related taxes of $580,579 as compared to $765,496 for Third Quarter 2011, a decrease of $184,917 or 24%. The decrease is primarily the result of lower corporate staffing.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended September 30,
	2012	2011

Amortization of intangibles acquired as a result of the InsPro acquisition	$86,683	$86,684
Depreciation expense	168,632	79,837

Total	$255,315	$166,521

•	We incurred amortization expense pertaining to the intangible assets acquired from InsPro Technologies (formerly Atiam Technologies, L.P.) on October 1, 2007.

•	In Third Quarter 2012 we incurred depreciation expense of $168,632 as compared to $79,837 in Third Quarter 2011. The increase was primarily due to assets acquired on April 30, 2012, whereby InsPro Technologies entered into an Application Provider Hosting Agreement (“Micro Focus Agreement”) with Micro Focus (US) Inc. (“Micro Focus”). As part of the Micro Focus Agreement InsPro Technologies expanded its perpetual license rights to a Micro Focus software product used by InsPro Technologies in conjunction with hosting its InsPro Enterprise software.

In Third Quarter 2012 our professional fees increased as a result of higher legal fees associated with our Loan and Security Agreement with Silicon Valley Bank, technology consulting expenses, human resource management consulting and accounting fees for tax preparation services.

In Third Quarter 2012 our other expense increased primarily as a result of increased maintenance expense on computer hardware and software especially costs associated with assets acquired in connection with the Micro Focus Agreement.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $1,240,515 in Third Quarter 2012 as compared to a loss from operations of $1,181,227 in Third Quarter 2011.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended September 30,
	2012	2011
Revenues:
Commission and other revenue from carriers	$14,135	$34,310
Transition policy commission pursuant to the Agreement	131,579	176,028

	145,714	210,338

Operating expenses:
Other general and administrative	6,896	11,809

	6,896	11,809

Gain from discontinued operations	$138,818	$198,529

For Third Quarter 2012 we earned revenues from discontinued operations of $145,714 as compared to $210,338 in the Third Quarter 2011, a decrease of $64,624 or 31%. Revenues include the following:

•	In Third Quarter 2012 our commission and other revenue from carriers decreased due to the declines in our telesales call center produced agency business. We continue to receive commissions from carriers other than certain carriers and commissions on policies other than transferred policies, which were transferred to the acquirer.

•	On February 20, 2009, the Company entered into and completed the sale of the agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a Client Transition Agreement. In Third Quarter 2012 our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

Total operating expenses of discontinued operations for Third Quarter 2012 was $6,896 as compared to $11,809 for Third Quarter 2011. The primary reason for the decrease is the expiration of the lease for our former Florida office and the elimination of rent and other associated costs.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $138,818 or $0.00 gain from discontinued operations per share in Third Quarter 2012 as compared to a gain from discontinued operations of $198,529 or $0.01 gain from discontinued operations per share in Third Quarter 2011.

Other income (expenses)

Effective September 30, 2012, the full ratchet anti-dilution provisions pertaining to warrants issued during 2009 and 2010 expired. Consequently, the Company has determined that effective September 30, 2012, all of the Company’s issued and outstanding warrants qualify for a scope exception under ASC 815-40-15 as they are indexed to the Company’s stock. Effective September 30, 2012, the Company recorded the elimination of the warrant liability by recording a debit to warrant liability in the amount of $6,182,309 and a credit to additional paid in capital in the amount of $6,182,309. The gain in the Third Quarter 2011 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Interest income is attributable to interest-bearing cash deposits. The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense is attributable to interest on accounts payable, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages. The increase in interest expense is the result of an increase in notes payable for premium financing.

Net loss

As a result of these factors discussed above, we reported a net loss of $1,154,579 or $0.03 net loss per share in Third Quarter 2012 as compared to a net loss of $982,809 or $0.02 loss per share in Third Quarter 2011.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenues

For the nine months ended September 30, 2012 (“2012 To Date”), we earned revenues of $8,835,150 as compared to $5,636,023 for the nine months ended September 30, 2011 (“2011 To Date”), an increase of $3,199,127 or 57%. Revenues include the following:

	For the Nine Months Ended September 30,
	2012	2011

Professional services	$5,824,189	$3,231,819
ASP revenue	2,299,290	1,458,578
Sales of software licenses	-	335,000
Maintenance revenue	704,021	592,365
Sub-leasing and other revenue	7,650	18,261

Total	$8,835,150	$5,636,023

•	In 2012 To Date our professional services revenue increased $2,592,370 or 80% as a result of higher implementation services from four new clients in 2012 partially offset by lower post implementation services for existing clients. Implementation services included assisting clients in setting up their insurance products in InsPro Enterprise, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	In 2012 To Date our ASP revenue increased $840,712 or 57% as a result of increased fees from recent implementations of InsPro Enterprise to several clients and increased fees from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

•	In 2011 To Date we earned $335,000 of license fee revenue, which represented a license fee recognized upon the completion of the implementation of InsPro Enterprise for a client.

•	In 2012 To Date our maintenance revenue increased $111,656 or 19% as a result of increased fees from a client’s recently implemented InsPro Enterprise software partially offset by decreased fees from an existing client.

•	We earned sub-leasing revenue from the sub leasing of space in our Radnor office to third parties, which are on a month to month basis. The Company’s sublease revenue varies month to month based on the amount of space the Company’s sub-tenants utilizes. The Company’s sub-tenant ceased sub-leasing our Radnor office during the second quarter of 2012.

Cost of Revenues

Our cost of revenues for 2012 To Date was $7,844,648 as compared to $5,035,330 for 2011 To Date for an increase of $2,809,318 or 56% as compared to 2011 To Date. Cost of revenues consisted of the following:

	For the Nine Months Ended September 30,
	2012	2011

Salaries, employee benefits and related taxes	$4,327,799	$3,364,826
Professional fees	3,011,577	1,191,263
Rent, utilities, telephone and communications	288,331	255,750
Other cost of revenues	216,941	223,491
	$7,844,648	$5,035,330

•	In 2012 To Date our salaries, employee benefits and related taxes component of cost of revenues increased $962,973 or 29% as compared to 2011 To Date. Salaries, employee benefits and related taxes increased primarily a result of increased employee staffing related to the increase in the number of InsPro Technologies’ clients and to a lesser extent as a result of $220,691 of post employment expense pertaining to a Separation of Employment Agreement and General Release between the Company and InsPro Technologies’ and a former vice president of InsPro Technologies recorded in Third Quarter 2012.

•	In 2012 To Date our professional fees component of cost of revenues increased $1,820,314 or 153% as compared to 2011 To Date. Professional fees increased as a result of increased utilization of several outside consulting firms, which are assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementation of InsPro Enterprise.

•	In 2012 To Date our rent, utilities, telephone and communications component of cost of revenues increased $32,581 or 13% as compared to 2011 To Date. The increase was the result of higher telephone and communications costs and higher utilities and building expenses pertaining to InsPro Technologies office.

•	In 2012 To Date our other cost of revenues component of cost of revenues decreased $6,550 or 3% as compared to 2011 To Date. The decrease was the result of lower travel expenses. Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $990,502 in 2012 To Date as compared to a gross profit of $600,693 in 2011 To Date.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for 2012 To Date was $3,689,997 as compared to $3,665,627 for 2011 To Date for an increase of $24,370 or 1% as compared to 2011 To Date. Selling, marketing and administrative expenses consisted of the following:

	For the Nine Months Ended September 30,
	2012	2011

Salaries, employee benefits and related taxes	$1,735,783	$2,053,283
Advertising and other marketing	145,119	81,243
Depreciation and amortization	717,071	521,309
Rent, utilities, telephone and communications	281,353	282,363
Professional fees	385,407	307,856
Other general and administrative	425,264	419,573
	$3,689,997	$3,665,627

In 2012 To Date we incurred salaries, employee benefits and related taxes of $1,735,783 as compared to $2,053,283 for 2011 To Date, a decrease of $317,500 or 16%. The decrease is primarily the result of lower corporate staffing.

Depreciation and amortization expense consisted of the following:

	For the Nine Months Ended September 30,
	2012	2011

Amortization of intangibles acquired as a result of the InsPro acquisition	$260,050	$260,052
Depreciation expense	457,021	261,257

Total	$717,071	$521,309

•	We incurred amortization expense pertaining to the intangible assets acquired from InsPro Technologies (formerly Atiam Technologies, L.P.) on October 1, 2007.

•	In 2012 To Date we incurred depreciation expense of $457,021 as compared to $261,257 in 2011 To Date. The increase was primarily due to assets acquired pursuant to the Micro Focus Agreement as described above. In addition, 2012 To Date included $41,896 of additional, accelerated depreciation expense as a result of InsPro Technologies’ abandonment of certain furniture and equipment in the second quarter of 2012 when InsPro Technologies moved into newly furnished office space in a different section of Baldwin Towers.

In 2012 To Date our professional fees increased as a result of higher legal fees associated with our Loan and Security Agreement with Silicon Valley Bank, technology consulting expenses and human resource management consulting services.

In 2012 To Date our other expense decreased primarily as a result of cost reductions in our corporate areas including lower insurance costs due to the elimination of the Company’s former Florida office.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $2,699,495 in 2012 To Date as compared to a loss from operations of $3,064,934 in 2011 To Date.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Nine Months Ended September 30,
	2012	2011
Revenues:
Commission and other revenue from carriers	$64,001	$145,278
Transition policy commission pursuant to the Agreement	374,790	564,697
Sub-lease revenue	-	150,100

	438,791	860,075

Operating expenses:
Salaries, employee benefits and related taxes	-	11,118
Rent, utilities, telephone and communications	-	171,510
Professional fees	-	(1,961)
Other general and administrative	29,697	41,374

	29,697	222,041

Gain (loss) from discontinued operations	$409,094	$638,034

For 2012 To Date we earned revenues from discontinued operations of $438,791 as compared to $860,075 in the 2011 To Date, a decrease of $421,284 or 49%. Revenues include the following:

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

Total operating expenses of discontinued operations for 2012 To Date was $29,697 as compared to $222,041 for 2011 To Date. The primary reason for the decrease is the expiration of the lease for our former Florida office and the elimination of rent and other associated costs.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $409,094 or $0.01 gain from discontinued operations per share in 2012 To Date as compared to a gain from discontinued operations of $638,034 or $0.02 gain from discontinued operations per share in 2011 To Date.

Other income (expenses)

Effective September 30, 2012, the full ratchet anti-dilution provisions pertaining to warrants issued during 2009 and 2010 expired. Consequently, the Company has determined that effective September 30, 2012, all of the Company’s issued and outstanding warrants qualify for a scope exception under ASC 815-40-15 as they are indexed to the Company’s stock. Effective September 30, 2012, the Company recorded the elimination of the warrant liability by recording a debit to warrant liability in the amount of $6,182,309 and a credit to additional paid in capital in the amount of $6,182,309. The loss in 2012 To Date and the gain in the 2011 To Date represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Interest income is attributable to interest-bearing cash deposits. The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense is attributable to interest on account payable, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages. The increase in interest expense is the result of an increase in the note payable for premium financing.

Net loss

As a result of these factors discussed above, we reported a net loss of $6,864,779 or $0.17 net loss per share in 2012 To Date as compared to a net loss of $1,496,548 or $0.04 loss per share in 2011 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had a cash balance of $2,091,032 and working capital of $477,612.

Net cash used by operations was $676,379 in 2012 To Date as compared to $1,704,182 cash used in 2011 To Date. The improvement in cash flow from operations was primarily the result of increased collections of earned and unearned revenue in 2012 as compared to 2011. Impacting our cash flow from operations was our net loss of $6,864,779 in 2012 To Date as compared to our net loss of $1,496,548 in 2011 To Date and:

•	Increases in accounts receivable of $938,141 in 2012 To Date, which are primarily the result of increased billings in 2012 To Date to clients primarily for professional services.

•	Increases in prepaid expenses in 2012 To Date of $168,494, which are primarily the result of premium obligations for various insurance policies and expenditures for software maintenance agreements.

•	Increases in accounts payable of $738,392 in 2012 To Date, which are primarily the result of increased utilization of outside IT consulting firms and the associated increase in the amounts owed to these vendors.

•	Increases in deferred revenue of $1,049,539 in 2012 To Date, which are primarily the result of unearned license fees and to a lesser extent annual maintenance fees to various clients 2012 To Date.

•	Decreases in net assets of discontinued operations of $16,185 in 2012 To Date, which are primarily the result of the collection of commission amounts owed pertaining to our former agency business and amounts owed from the buyer of our Insurint business.

In addition to cash used in operating activities we incurred the following non cash gain and expenses in 2012 To Date, which were included in our net income (loss), including:

•	Recorded depreciation and amortization expense of $717,071 and $521,309 in 2012 To Date and 2011 To Date, respectively.

•	Recorded stock-based compensation and consulting expense of $72,632 and $250,354 in 2012 To Date and 2011 To Date, respectively.

•	Recognized a loss on change in fair value of warrants liabilities of $4,508,078 and a gain of $929,671 in 2012 To Date and 2011 To Date, respectively.

Net cash used by investing activities in 2012 To Date was $939,022 as compared to $98,235 in 2011 To Date. The increase is primarily the result of the partial payments for computer software acquired from Micro Focus in connection with existing and new clients utilizing the Company’s hosting service for InsPro Enterprise.

Net cash provided by financing activities in 2012 To Date was $4,380 as compared to cash provided in 2011 of $1,030,558.

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

On October 3, 2012, the Company together with InsPro Technologies (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”).

The Loan Agreement established a revolving credit facility for the Borrowers in the principal amount of up to $2,000,000 (the “Revolving Facility”). Availability under the Revolving Facility is tied to a borrowing base formula that is based on 80% of the Borrowers’ eligible accounts receivable, plus 20% of the aggregate unrestricted cash balanced held at SVB (the “Borrowing Base”). Advances under the Revolving Facility may be repaid and reborrowed in accordance with the Loan Agreement. No advances were made at closing however an advance of $525,000 was made on October 15, 2012. Pursuant to the Loan Agreement, the Borrowers agreed to pay to SVB the outstanding principal amount of all advances (the “Advances”), the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement on October 3, 2014. Interest will accrue on the unpaid principal balance of the Advances at a floating per annum rate equal to 1% above the prime rate. During an event of default the rate of interest will increase 5% above the otherwise applicable rate, until such event of default is cured or waived. All accrued and unpaid interest is payable monthly on the first day of each month.

Subject to certain exceptions, the Loan Agreement contains covenants prohibiting the Borrowers from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; (g) paying any dividends; and (h) making payment on subordinated debt. Further, the Borrowers must maintain a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.75:1.00 commencing August 31, 2012. The adjusted quick ratio (the “AQR”) is the ratio of (x) the Borrowers’ consolidated, unrestricted cash maintained with SVB (and, for 90 days after the closing date, maintained with PNC Bank) plus net unbilled accounts receivable to (y) the Borrowers’ liabilities to SVB plus, without duplication, the aggregate amount of the Borrowers’ liabilities that mature within 1 year (excluding subordinated debt), minus the current portion of deferred revenue.

The Loan is secured by a first priority perfected security interest in substantially all of the assets of the Borrowers, excluding the intellectual property of the Borrowers. The Loan Agreement contains a negative covenant prohibiting the Borrowers from granting a security interest in their intellectual property to any party.

Under the terms of the Loan Agreement, the Borrowing Base under the Revolving Facility was $1,563,414 and the AQR was 1.64 as of September 30, 2012, which is below the required 1.75:1.00 AQR. The Company has notified SVB that the AQR as of September 30, 2012, is lower than the required amount, which represented a default on the Loan Agreement by the Company. On November 13, 2012 SVB agreed to waive the default and the Company and SVB agreed to amend the Loan Agreement to lower the Company’s requirement to maintain an AQR of 1.75 to 1.0 to 1.50 to 1.0 commencing with the month ending November 30, 2012 and as of the last day of each month thereafter.

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

Item 5. Other Information

On November 13, 2012, InsPro Technologies Corporation, a Delaware corporation (the “Company”), and certain of the Company’s subsidiaries (collectively, the “Borrowers”) entered into a First Amendment to Loan and Security Agreement (the “Loan Amendment”) with Silicon Valley Bank (“SVB”).

The Loan Amendment amended the Loan and Security Agreement (the “Loan Agreement”) between the Borrowers and SVB, which was entered into on October 3, 2012.

Pursuant to the Loan Amendment, SVB agreed to waive the Borrowers’ default of the Loan Agreement, and the Borrowers and SVB agreed to lower the Borrowers’ requirement to maintain an adjusted quick ratio as defined in the Loan Agreement from 1.75 to 1.0 to 1.50 to 1.0 commencing with the month ending November 30, 2012 and as of the last day of each month thereafter. The foregoing is a summary description of certain terms of the Loan Amendment and Loan Agreement and, by its nature, is incomplete. A copy of the Loan Amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. A copy of the Loan Agreement was previously filed by the Company on October 10, 2012 as Exhibit No. 99.1 to its Current Report on Form 8-K and is incorporated herein by reference. All readers are encouraged to read the entire text of the Loan Amendment and the Loan Agreement.

The foregoing is a summary description of certain terms of the Loan Amendment and Loan Agreement and, by its nature, is incomplete. A copy of the Loan Amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. A copy of the Loan Agreement was previously filed by the Company on October 10, 2012 as Exhibit No. 99.1 to its Current Report on Form 8-K and is incorporated herein by reference. All readers are encouraged to read the entire text of the Loan Amendment and the Loan Agreement.

Item 6. Exhibits

Exhibit No.	Description

10.1	First Amendment to Loan and Security Agreement, dated as of November 13, 2012, by and among InsPro Technologies Corporation, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank *
31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
Chief Executive Officer, Chief Financial Officer and
Chief Operating Officer
(Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Loan and Security Agreement, dated as of November 13, 2012, by and among InsPro Technologies Corporation, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank *
31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Principal Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Filed herewith.

† Furnished herewith.

Page 40