Form 10-Q/A
period 2012-09-30
InsPro Technologies Corp
filed 2012-11-19
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

 Amendment No. 1

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

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

XBRL EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant’ s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Item 6. Exhibits

Exhibit No.	Description

10.1	First Amendment to Loan and Security Agreement, dated as of November 13, 2012, by and among InsPro Technologies Corporation, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank *
31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †
101	Financial statements from the quarterly report on Form 10-Q of InsPro Technologies Corporation for the quarter ended September 30, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements. Filed herewith*

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2012	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
Chief Executive Officer, Chief Financial Officer and
Chief Operating Officer
(Principal Executive and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Loan and Security Agreement, dated as of November 13, 2012, by and among InsPro Technologies Corporation, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank *
31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Principal Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †
101	Financial statements from the quarterly report on Form 10-Q of InsPro Technologies Corporation for the quarter ended September 30, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements. Filed herewith*

* Filed herewith.

† Furnished herewith.

Page 40