Form 10-K/A
period 2011-12-31
InsPro Technologies Corp
filed 2013-01-29
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Documents incorporated by reference

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Inspro Technologies Corporation’s (the “Company” or “our”) Annual Report on Form 10-K (this “Amendment”) is to amend the Company’s original filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Initial Filing”). In addition, pursuant to the rules of the SEC, the Company is including with this Amendment certain currently dated certifications.

The Company is amending and restating Item 9A of the Initial Filing in its entirety to modify its discussion in Item 9A (Controls and Procedures) to provide a clear statement of the Company’s principal executive and principal financial officer's conclusions regarding the effectiveness of the Company's disclosure controls and procedures. Except as described above, no other changes have been made to the Initial Filing. The Initial Filing continues to speak as of the date filed.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision of our Principal Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that assessment, the Principal Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective for their intended purposes as of December 31, 2011.

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

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

2.2	Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.4	Certificate of Merger of HBDC II, Inc. with and into Health Benefits Direct Corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2, filed with the Commission on February 1, 2008).

3.6	Certificate of Designation with respect to shares of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2009).

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009.

3.8	Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2010).

3.9	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2010).

3.10	Certificate of Amendment to Certificate of Incorporation filed November 18, 2010 (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

3.11	Certificate of Amendment to Certificate of Incorporation filed on November 24, 2010 (incorporated by reference to Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

4.1	Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

Exhibit Number	Description

4.2	Warrant to Purchase Common Stock issued to Alvin H. Clemens (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on March 31, 2006).

4.3	Securities Purchase Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.4	Registration Rights Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.7	Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.8	Registration Rights Agreement, dated October 1, 2007, by and among Health Benefits Direct Corporation and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.9	Securities Purchase Agreement, dated March 31, 2008, by and between Health Benefits Direct Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10	Securities Purchase Agreement, dated March 31, 2008, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.11	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.12	Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.13	Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.14	Board Representation Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.15	Securities Purchase Agreement, dated January 14, 2009, by and between Health Benefits Direct Corporation and the Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

Exhibit Number	Description

4.16	Registration Rights Agreement, dated January 14, 2009, by and between Health Benefits Direct Corporation and the Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.17	Preferred Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.18	Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.19	Form of Warrant (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.20	Securities Purchase Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.21	Registration Rights Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.22	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.23	Board Representation Agreement, dated September 30, 2010, by and between Health Benefits Direct Corporation and Independence Blue Cross (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.24	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.25	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.26	Note Conversion Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.27	Registration Rights Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.28	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

10.1	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2	Lease Agreement, dated February 9, 2004, between Case Holding Co. and Platinum Partners, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

Exhibit Number	Description

10.3	Lease between Health Benefits Direct Corporation and FG2200, LLC, effective March 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 6, 2006).

10.4	Employment Agreement, dated November 18, 2005, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.5	Amendment 2008-1 to Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.7	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.8	Employment Agreement, dated April 3, 2006, between HBDC II, Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2006).

10.9	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.10	Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.11	Sublease, dated March 7, 2006, between Health Benefits Direct Corporation and World Travel Partners I, LLC Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.12	First Amendment to Sublease, dated April 18, 2006, between Health Benefits Direct Corporation ad World Travel Partners I, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.13	Letter Agreement, dated April 18, 2006, among World Travel Partners I, LLC, Health Benefits Direct Corporation, and 1120 Avenue of the Americas, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.14	Software and Services Agreement, dated May 31, 2006, among Health Benefits Direct Corporation, Insurint Corporation, and Realtime Solutions Group, L.L.C. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

10.15	Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006).

10.16	Separation Agreement, dated December 7, 2006, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

Exhibit Number	Description

10.17	Amendment No. 1 to Option, dated as of February 15, 2007, delivered by Health Benefits Direct Corporation to Daniel Brauser (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 16, 2007).

10.18	Consent and Lock-Up Agreement, dated April 5, 2007, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2007).

10.19	Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

10.20	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Alvin H. Clemens (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.21	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.22	Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.23	Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.24	Loan Agreement, dated December 22, 2009, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2009).

10.25	Secured Promissory Note, dated December 22, 2009, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2009).

10.26	First Amendment to Loan Documents, dated June 15, 2010, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 17, 2010).

10.27	Health Benefits Direct Corporation 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

Exhibit Number	Description

10.28	InsPro Technologies Corporation Amended and Restated Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2011).

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21	Subsidiaries of InsPro Technologies Corporation.

23.1**	Consent of Sherb & Co., LLP.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

__________________

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of January, 2013.

INSPRO TECHNOLOGIES CORPORATION

By: /s/ Anthony R. Verdi

Anthony R. Verdi

Principal Executive Officer, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

2.2	Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.4	Certificate of Merger of HBDC II, Inc. with and into Health Benefits Direct Corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2, filed with the Commission on February 1, 2008).

3.6	Certificate of Designation with respect to shares of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2009).

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009.

3.8	Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2010).

3.9	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2010).

3.10	Certificate of Amendment to Certificate of Incorporation filed November 18, 2010 (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

Exhibit Number	Description

3.11	Certificate of Amendment to Certificate of Incorporation filed on November 24, 2010 (incorporated by reference to Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

4.1	Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

4.2	Warrant to Purchase Common Stock issued to Alvin H. Clemens (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on March 31, 2006).

4.3	Securities Purchase Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.4	Registration Rights Agreement, dated March 30, 2007, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.7	Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.8	Registration Rights Agreement, dated October 1, 2007, by and among Health Benefits Direct Corporation and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.9	Securities Purchase Agreement, dated March 31, 2008, by and between Health Benefits Direct Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10	Securities Purchase Agreement, dated March 31, 2008, by and between Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.11	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

Exhibit Number	Description

4.12	Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.13	Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.14	Board Representation Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.15	Securities Purchase Agreement, dated January 14, 2009, by and between Health Benefits Direct Corporation and the Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.16	Registration Rights Agreement, dated January 14, 2009, by and between Health Benefits Direct Corporation and the Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.17	Preferred Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.18	Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.19	Form of Warrant (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.20	Securities Purchase Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.21	Registration Rights Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.22	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.23	Board Representation Agreement, dated September 30, 2010, by and between Health Benefits Direct Corporation and Independence Blue Cross (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

Exhibit Number	Description

4.24	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.25	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.26	Note Conversion Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.27	Registration Rights Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.28	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

10.1	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2	Lease Agreement, dated February 9, 2004, between Case Holding Co. and Platinum Partners, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.3	Lease between Health Benefits Direct Corporation and FG2200, LLC, effective March 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 6, 2006).

10.4	Employment Agreement, dated November 18, 2005, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.5	Amendment 2008-1 to Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Charles A. Eissa (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.7	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.8	Employment Agreement, dated April 3, 2006, between HBDC II, Inc. and Ivan M. Spinner (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2006).

Exhibit Number	Description

10.9	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.10	Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.11	Sublease, dated March 7, 2006, between Health Benefits Direct Corporation and World Travel Partners I, LLC Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.12	First Amendment to Sublease, dated April 18, 2006, between Health Benefits Direct Corporation ad World Travel Partners I, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.13	Letter Agreement, dated April 18, 2006, among World Travel Partners I, LLC, Health Benefits Direct Corporation, and 1120 Avenue of the Americas, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006).

10.14	Software and Services Agreement, dated May 31, 2006, among Health Benefits Direct Corporation, Insurint Corporation, and Realtime Solutions Group, L.L.C. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2006).

10.15	Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006).

10.16	Separation Agreement, dated December 7, 2006, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 11, 2006).

10.17	Amendment No. 1 to Option, dated as of February 15, 2007, delivered by Health Benefits Direct Corporation to Daniel Brauser (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 16, 2007).

10.18	Consent and Lock-Up Agreement, dated April 5, 2007, between Health Benefits Direct Corporation and Scott Frohman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2007).

10.19	Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

10.20	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Alvin H. Clemens (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

Exhibit Number	Description

10.21	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.22	Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.23	Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.24	Loan Agreement, dated December 22, 2009, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2009).

10.25	Secured Promissory Note, dated December 22, 2009, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2009).

10.26	First Amendment to Loan Documents, dated June 15, 2010, by and among Health Benefits Direct Corporation, Insurance Specialist Group, Inc., HBDC II, Inc., Insurint Corporation, Platinum Partners, LLC, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 17, 2010).

10.27	Health Benefits Direct Corporation 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

10.28	InsPro Technologies Corporation Amended and Restated Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2011).

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21	Subsidiaries of InsPro Technologies Corporation.

23.1**	Consent of Sherb & Co., LLP.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

__________________

** Filed herewith

