Form 10-K
period 2012-12-31
InsPro Technologies Corp
filed 2013-04-01
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes  ☐      No ☒

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
Yes  ☐      No ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates at June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,752,164.  Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 30, 2012.

As of April 1, 2013, there were 41,543,655 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

We acquired Atiam Technologies, L.P. on October 1, 2007.  This entity, which changed its name to InsPro Technologies, LLC on May 14, 2009, develops, sells and supports our InsPro Enterprise software application.  InsPro Enterprise is a comprehensive, web-based insurance administration software application, which was introduced by Atiam Technologies, L.P. (now our InsPro Technologies, LLC subsidiary) in 2004.  InsPro Enterprise clients include insurance carriers and third party administrators.  We market InsPro Enterprise as a licensed software application, and we realize revenue from the sale of the software licenses, application service provider fees, software maintenance fees and consulting and implementation services.

During 2005 through October 1, 2007 our operations were primarily that of our former Telesales and Insurint businesses.  We effectively sold our former Telesales business in 2009 and our former Insurint business in 2010.  Our former Telesales and Insurint businesses are now classified as part of our discontinued operations.

InsPro Enterprise

Product Evolution and Development

InsPro Technologies, LLC, or InsPro Technologies, and its predecessor, Systems Consulting Associates, Inc., or SCA, was founded in 1986 by Robert J. Oakes as a programming and consulting services company.  In 1988, SCA entered into a long-term contract with Provident Mutual Insurance Company to develop, maintain, install, support and enhance IMACS, which was an insurance direct marketing and administration software system.  IMACS was the precursor to InsPro Enterprise.  InsPro Technologies dedicated four years, from 2001 to 2005, to developing its principal product, the initial version of InsPro Enterprise, which is a comprehensive, scalable and modular web-based insurance marketing, claims administration and policy servicing platform.

Product and Services

We offer InsPro Enterprise on both a licensed and an ASP (Application Service Provider) basis. InsPro Enterprise is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business.

During 2012, we earned $12,146,237 in revenue.  We earned 34% and 13% of our revenue from our two largest InsPro Enterprise clients.

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

An InsPro Enterprise software license entitles the purchaser to a perpetual license to a copy of the InsPro Enterprise software installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP Hosting Service enables a client to lease InsPro Enterprise, paying only for that capacity required to support its business. ASP hosting clients access an instance of InsPro Enterprise installed on our servers located at InsPro Technologies’ offices or at a third party’s site. The ASP Hosting Service can also enable a client to outsource its application management of its perpetually licensed InsPro Enterprise software to InsPro Technologies.

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

InsPro Enterprise software agreements with our clients often involve multiple elements. We allocate revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectability is probable.  Maintenance revenue, which pertains to post-contract customer support; including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the maintenance agreement term.   If fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

InsPro Technologies is focused on the group voluntary (workplace) life and health products, senior health, disability, affinity and association segments of the insurance industry. InsPro Technologies competes with such concerns as International Business Machines Corporation (Genelco Software), Computer Sciences Corporation (FutureFirst), LifePro and Fiserv Inc. (ID3), as well as with such smaller enterprises as Management Data, Inc. To compete we use best practice technologies and methods incorporated into InsPro Enterprise, which provides customers with a user-friendly, flexible, modular and cost-effective insurance administrative software system. We also compete on price with a typical InsPro software license fee ranging from $500,000 to $1,700,000. InsPro Enterprise’s modular design, scalability and ASP hosting service option makes InsPro Enterprise a compelling insurance administrative system for clients ranging from small third party administrators to the largest insurance carriers.

Employees

As of December 31, 2012 we had 76 full time employees. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement. We believe that the relationship between our management and our employees is good.

Intellectual Property and Proprietary Rights

We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand.

Corporate Information

We were incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp., or Darwin-NV, an exploration stage company engaged in mineral exploration. On November 22, 2005, Darwin-NV merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation, or Darwin-DE, solely for the purpose of changing the company’s state of incorporation from Nevada to Delaware. On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin-DE, was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation engaged in direct marketing and distribution of health and life insurance and related products primarily over the Internet, and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc. Following this merger, Darwin-DE changed its name to Health Benefits Direct Corporation and, as a result, HBDC II, Inc. became our wholly-owned subsidiary. We acquired Atiam technologies, L.P. on October 1, 2007. This entity, which changed its name to InsPro Technologies, LLC on May 14, 2009, develops, sells and supports our Inspro Enterprise software application. On November 29, 2010, Health Benefits Direct Corporation changed its name to InsPro Technologies Corporation.

Our principal executive offices are located at 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087. Our telephone number is (484) 654-2200.  The principal offices of our wholly-owned subsidiary, InsPro Technologies, LLC, are located at 130 Baldwin Tower, Suite 400, Eddystone, PA 19022 and its web site is www.inspro.com.

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

We also lease approximately 17,567 square feet of space in Eddystone, Pennsylvania. We lease this office space under a lease agreement with BPG Officer VI Baldwin Tower L.P.  The term of this lease commenced on August 1, 2007, and will expire on January 31, 2017. The monthly rent increases every 12 months, starting at approximately $8,500 and ending at approximately $27,814.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time we are involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, are material to our business. We cannot assume that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of our attention.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

2011:	High	Low
First quarter, ended March 31, 2011	$0.10	$0.05
Second quarter, ended June 30, 2011	$0.10	$0.02
Third quarter, ended September 30, 2011	$0.09	$0.02
Fourth quarter, ended December 31, 2011	$0.045	$0.0095

2012:
First quarter, ended March 31, 2012	$0.034	$0.010
Second quarter, ended June 30, 2012	$0.100	$0.010
Third quarter, ended September 30, 2012	$0.100	$0.025
Fourth quarter, ended December 31, 2012	$0.090	$0.040

2013:
First quarter, ended March 31, 2013	$0.127	$0.040

Holders of Record

Based on information furnished by our transfer agent, as of March 31, 2013, we had approximately 105 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock during the last two fiscal years.  We have no intention of paying cash dividends in the foreseeable future on our common stock.

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

Use of Estimates - Management’s Discussion and Analysis or Plan of Operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets such as intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates in 2012 and 2011 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, accrued expenses pertaining to abandoned facilities, warrant liability and revenue recognition.  Actual results may differ from these estimates under different assumptions or conditions.

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

InsPro Technologies revenue is generally recognized under ASC 985-605.  For software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectability is probable.  Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.   Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

We recognize revenues from software license agreements when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable.  We consider fees relating to arrangements with payment terms extending beyond one year to not be fixed or determinable and revenue for these arrangements is recognized as payments become due from the customer.  In software arrangements that include more than one InsPro Enterprise module, we allocate the total arrangement fee among the modules based on the relative fair value of each of the modules.

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

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues

For the year ended December 31, 2012, or 2012, we earned revenues of $12,146,237 as compared to $9,057,816 for the year ended December 31, 2011, or 2011, an increase of $3,088,421 or 34%.  Revenues include the following:

	For the Year Ended December 31,
	2012	2011

Professional services	$8,028,294	$4,277,297
ASP revenue	3,103,429	2,030,253
Sales of software licenses	24,000	1,935,000
Maintenance revenue	982,864	789,505
Sub-leasing and other revenue	7,650	25,761

Total	$12,146,237	$9,057,816

●
In 2012 our professional services revenue increased $3,750,997 or 88% as a result of higher implementation services from four new clients in 2012 partially offset by lower post implementation services for existing clients.  Implementation services included assisting clients in setting up their insurance products in InsPro Enterprise, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise.  Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

●
In 2012 our ASP revenue increased $1,073,176 or 53% as a result of increased fees from recent implementations of InsPro Enterprise for several clients and increased fees from several existing clients primarily the result of the growth in the number of policies processed on our clients’ implementations of InsPro Enterprise.  ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company.  ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

●
In 2012 we earned $24,000 of license fee revenue, which represented license fee recognized upon the sale of a certain InsPro Enterprise module to an existing client in 2012.  In 2011 we earned $1,935,000 of license fee revenue, which represented license fees recognized upon the completion of the implementations of InsPro Enterprise for two clients in 2011.

●
In 2012 our maintenance revenue increased $193,359 or 24% as a result of increased fees from two client’s recently implemented InsPro Enterprise software partially offset by decreased fees from an existing client.

●
We earned sub-leasing revenue from the sub leasing of space in our Radnor office to third parties, which was on a month to month basis.  The Company’s sublease revenue varies month to month based on the amount of space the Company’s sub-tenants utilizes.  The Company’s sub-tenant ceased sub-leasing our Radnor office during the second quarter of 2012.

Cost of Revenues

Our cost of revenues for 2012 was $10,990,246 as compared to $6,948,872 for 2011 for an increase of $4,041,374 or 58% as compared to 2011.  Cost of revenues consisted of the following:

	For the Year Ended December 31,
	2012	2011

Salaries, employee benefits and related taxes	$5,995,679	$4,539,529
Professional fees	4,317,993	1,786,650
Rent, utilities, telephone and communications	399,397	338,386
Other cost of revenues	277,177	284,307
	$10,990,246	$6,948,872

●
In 2012 our salaries, employee benefits and related taxes component of cost of revenues increased $1,456,150 or 32% as compared to 2011.  Salaries, employee benefits and related taxes increased primarily as a result of increased employee staffing related to the increase in the number of InsPro Technologies’ clients and to a lesser extent as a result of $173,249 of severance pertaining to a former vice president of InsPro Technologies.

●
In 2012 our professional fees component of cost of revenues increased $2,531,343 or 142% as compared to 2011.  Professional fees increased as a result of increased utilization of several outside consulting firms, which are assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementation of InsPro Enterprise.

●
In 2012 our rent, utilities, telephone and communications component of cost of revenues increased $61,011 or 18% as compared to 2011.  The increase was the result of higher telephone and communications costs and higher utilities and building expenses pertaining to InsPro Technologies office.

●
In 2012 our other cost of revenues component of cost of revenues decreased $7,130 or 3% as compared to 2011.  The decrease was the result of lower travel expenses.  Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit (Loss)

As a result of the aforementioned factors, we reported a gross profit of $1,155,991 in 2012 as compared to a gross profit of $2,108,944 in 2011.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for 2012 were $5,052,044 as compared to $4,779,482 in 2011, for an increase of $272,562 or 6% as compared to 2011.  Selling, marketing and administrative expenses consisted of the following:

	For the Year Ended December 31,
	2012	2011

Salaries, employee benefits and related taxes	$2,322,425	$2,615,602
Advertising and other marketing	217,665	125,130
Depreciation and amortization	892,315	687,042
Rent, utilities, telephone and communications	373,292	368,336
Professional fees	657,277	439,006
Other general and administrative	589,070	544,366
	$5,052,044	$4,779,482

In 2012 we incurred salaries, employee benefits and related taxes of $2,322,425 as compared to $2,615,602 for 2011, a decrease of $293,177 or 11%.  The decrease is primarily the result of lower equity based compensation expense and lower corporate staffing.  In 2011 the Company recorded an expense of $180,000, which was the estimated fair value of an immediately exercisable warrant to purchase 150,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share, which was granted to Mr. Verdi on September 14, 2011.

In 2012 we incurred advertising and marketing expenses of $217,665 as compared to $125,130 for 2011, an increase of $92,535 or 74%.  The increase is primarily the result of increased direct response marketing to potential clients and to a lesser extent higher costs associated with the Company’s annual client forum meeting.

Depreciation and amortization expense consisted of the following:

	For the Year Ended December 31,
	2012	2011

Amortization of intangibles acquired as a result of the InsPro acquisition	$260,050	$346,736
Depreciation expense	632,265	340,306

Total	$892,315	$687,042

●	We incurred amortization expense pertaining to the intangible assets acquired from InsPro Technologies (formerly Atiam Technologies, L.P.) on October 1, 2007.

●
In 2012 we incurred depreciation expense of $632,265 as compared to $340,306 in 2011. The increase was primarily due to assets acquired pursuant to our agreement with Micro Focus.  In addition, 2012 included $41,896 of additional, accelerated depreciation expense as a result of InsPro Technologies’ abandonment of certain furniture and equipment in the second quarter of 2012 when InsPro Technologies moved into newly furnished office space in a different section of Baldwin Towers.

In 2012 our professional fees increased as a result of higher legal fees associated with our loan and security agreement with Silicon Valley Bank, technology consulting expenses and human resource management consulting services.

In 2012 our other expense decreased primarily as a result of cost reductions in our corporate areas including lower insurance costs.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $3,896,053 in 2012 as compared to a loss from operations of $2,670,538 in 2011.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Year Ended December 31,
	2012	2011
Revenues:
Commission and other revenue from carriers	$93,280	$178,705
Transition policy commission pursuant to the Agreement	463,145	703,311
Sub-lease revenue	-	150,054

	556,425	1,032,070

Operating expenses:
Salaries, employee benefits and related taxes	-	11,200
Rent, utilities, telephone and communications	-	171,687
Professional fees	-	(1,961)
Other general and administrative	35,862	47,155

	35,862	228,081

Gain from discontinued operations	$520,563	$803,989

In 2012 we earned revenues in discontinued operations of $556,425 as compared to $1,032,070 in 2011, a decrease of $475,645 or 46%.  Revenues include the following:

●	Commission and other revenue from carriers of $93,280 in 2012 as compared to $178,705 in 2011. The decrease is due to the declines in our telesales call center produced agency business.

●
On February 20, 2009, the Company entered into and completed the sale of the agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a Client Transition Agreement.  The Company continues to receive a transition policy commission pursuant to the Client Transition Agreement.  Transition policy commission was $463,145 in 2012 as compared to $703,311 in the 2011.  The decrease is due to the declines in our telesales call center produced agency business.

●
In 2011 we earned sub-lease revenue of $150,054 from the sub-leasing of our former Florida office.  Our lease for our former Florida office expired on February 28, 2011.  Sub-lease revenue from our former offices ceased effective with the expiration of our leases of our former offices.

Total operating expenses of discontinued operations in 2012 was $35,862 as compared to $228,081 in 2011, a decrease of $192,219 or 84% as compared to 2011.  The primary reason for the decrease is the expiration of the lease for our former Florida office and the elimination of rent and other associated costs.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $520,563 or $0.01 gain from discontinued operations per share basic and diluted in 2012 as compared to a gain from discontinued operations of $803,989 or $0.02 gain from discontinued operations per share basic and diluted in 2011.

Other income (expenses)

The loss in 2012 and the gain in 2011 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.

Interest income is attributable to interest-bearing cash deposits.  The decrease in interest income is the result of a decline in interest rates and a decline in cash balances.

Interest expense is attributable to interest on a loan and security agreement with Silicon Valley Bank, accounts payable, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages. The increase in interest expense is the result of an increase in notes payable for premium financing.  Interest expense is higher in 2012 as compared to 2011 as a result of higher interest on accounts payable and the loan and security agreement with Silicon Valley Bank, which was entered into on October 3, 2012.

Net Income (loss)

As a result of these factors discussed above, we reported net loss of $7,883,145 or $0.19 basic and fully diluted net loss per common share in 2012. We reported net income of $489,049 or $0.01 basic and diluted net loss per share in 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, we had a cash balance of $3,347,689 and working capital of $976,670.

Net cash used by operations was $751,897 in 2012 as compared to $1,539,134 in 2011.  The improvement in cash flow from operations was primarily the result of increased collections of earned and unearned revenue in 2012 as compared to 2011.  Impacting our cash flow from operations was our net loss of $7,883,145 in 2012 as compared to our net income of $489,049 in 2011 and:

●	Increases in accounts receivable of $200,180 in 2012, which is primarily the result of increased billings in 2012 to clients primarily for professional services.

●
Increases in prepaid expenses of $120,070 in 2012, which is primarily the result of premium obligations for various insurance policies, expenditures for software maintenance agreements and expenses pertaining to a conference fee for an insurance industry conference to be held in 2013.

●
Increases in accounts payable of $916,840 in 2012, which are primarily the result of increased utilization of outside IT consulting firms and the associated increase in the amounts owed to these vendors.

●	Increases in deferred revenue of $1,058,333 in 2012, which are primarily the result of unearned license fees and to a lesser extent annual maintenance fees to various clients.

●
Decreases in net assets of discontinued operations of $40,483 in 2012, which are primarily the result of the collection of commission amounts owed pertaining to our former agency business and amounts owed from the buyer of our Insurint business.

In addition to cash used in operating activities we incurred the following non cash gains and expenses in 2012, which were included in our net income (loss), including:

●	Recorded depreciation and amortization expense of $892,315 and $687,042 in 2012 and 2011, respectively.

●	Recorded stock-based compensation and consulting expense of $96,717 and $274,302 in 2012 and 2011, respectively.

●	Recognized a loss on change in fair value of warrants liabilities of $4,433,079 and a gain of $2,356,114 in 2012 and 2011, respectively.

Net cash used by investing activities in 2012 was $1,530,175 as compared to $223,382 in 2011.  The increase is primarily the result of computer software acquired from Micro Focus in connection with existing and new clients utilizing the Company’s hosting service for InsPro Enterprise.

Net cash provided by financing activities in 2012 was $1,927,708 as compared to $1,035,543 in 2011.

●
On October 3, 2012, the Company together with InsPro Technologies (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”).  The Loan Agreement established a revolving credit facility for the Borrowers in the principal amount of up to $2,000,000 (the “Revolving Facility”).  Availability under the Revolving Facility is tied to a borrowing base formula that is based on 80% of the Borrowers’ eligible accounts receivable, plus 20% of the aggregate unrestricted cash balance held at SVB (the “Borrowing Base”).  Advances under the Revolving Facility may be repaid and reborrowed in accordance with the Loan Agreement.  An advance of $525,000 was made on October 15, 2012 and remains outstanding as of December 31, 2012.  We also entered into two notes payable to finance insurance premiums for two of the Company’s various corporate insurance coverages during 2012.

●
On November 20, 2012, we entered into and completed a private placement with certain accredited investors who hold more than 5% of our common stock, including The Co-Investment Fund II, L.P.; The Scarpa Family Trust, 2005 and Azeez Investors, LLC for an aggregate of 499,999 shares of our Series B Convertible Preferred Stock, and warrants to purchase 4,999,990 shares of our Common Stock, pursuant to the terms of a securities purchase agreement. The gross proceeds from the closing were $1,499,997 and we incurred $9,790 of legal fees in connection with the private placement.

●
During 2011 the letters of credit pertaining to the leases for our former Florida and New York offices, which were collateralized with assets in the form of a money market account and certificate of deposit and classified as restricted cash as of December 31, 2010, were terminated as a result of the expiration of these leases.  As a result of the termination of these letters of credit the restrictions on the money market account and certificate of deposit were lifted, and $1,152,573 was transferred from restricted cash bank accounts to unrestricted bank accounts during 2011.

●	InsPro Technologies has entered into various capital lease obligations to purchase equipment used for operations.

As of December 31, 2012, we have funded our operating and investment activities from the proceeds of the sale of shares of our equity securities and from the proceeds from the Loan Agreement.  Our liquidity needs for the next twelve months and beyond are principally for the funding of our operations and the purchase of property and equipment.  Barring unforeseen circumstances, we anticipate being able to fund these liquidity needs for the next twelve months with cash and cash equivalents balances as of December 31, 2012.  We believe that offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and are dependent on market conditions at such time.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
InsPro Technologies Corporation
Radnor, Pennsylvania

We have audited the accompanying consolidated balance sheet of InsPro Technologies Corporation and Subsidiaries as of December 31, 2011, the related consolidated statement of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InsPro Technologies Corporation and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants
Boca Raton, Florida
March 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
InsPro Technologies Corporation
Radnor, Pennsylvania

We have audited the accompanying consolidated balance sheet of InsPro Technologies Corporation and Subsidiaries as of December 31, 2012, the related consolidated statement of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InsPro Technologies Corporation and Subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants
Boca Raton, Florida
March 28, 2013

 INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash	$3,347,689	$3,702,053
Accounts receivable, net	1,706,414	1,506,234
Prepaid expenses	236,719	116,649
Other current assets	1,723	2,905
Assets of discontinued operations	63,519	104,002

Total current assets	5,356,064	5,431,843

Property and equipment, net	1,422,043	496,692
Intangibles, net	-	260,050
Other assets	70,000	80,608

Total assets	$6,848,107	$6,269,193

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable	$551,985	$8,586
Accounts payable	1,561,403	644,563
Accrued expenses	523,324	521,383
Current portion of capital lease obligations	61,849	109,872
Deferred revenue	1,680,833	622,500

Total current liabilities	4,379,394	1,906,904

LONG TERM LIABILITIES:
Warrant liability	225,000	1,674,226
Capital lease obligations	83,510	113,943

Total long term liabilities	308,510	1,788,169

Total liabilities	4,687,904	3,695,073

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 3,297,378 and 2,797,379 shares issued and outstanding (liquidation value $9,892,134 and $8,392,137)	6,617,812	5,427,604
Common stock ($.001 par value; 300,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	43,317,338	37,038,318
Accumulated deficit	(50,680,594)	(42,797,449)

Total shareholders’ equity	2,160,203	2,574,120

Total liabilities and shareholders’ equity	$6,848,107	$6,269,193

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2012	2011

Revenues	$12,146,237	$9,057,816

Cost of revenues	10,990,246	6,948,872

Gross profit	1,155,991	2,108,944

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	2,322,425	2,615,602
Advertising and other marketing	217,665	125,130
Depreciation and amortization	892,315	687,042
Rent, utilities, telephone and communications	373,292	368,336
Professional fees	657,277	439,006
Other general and administrative	589,070	544,366

	5,052,044	4,779,482

Loss from operations	(3,896,053)	(2,670,538)

Gain from discontinued operations	520,563	803,989

Other income (expense):
Gain (loss) on the change of the fair value of warrant liability	(4,433,079)	2,356,114
Interest income	4,008	23,044
Interest expense	(78,584)	(23,560)

Total other income (expense)	(4,507,655)	2,355,598

Net income (loss)	$(7,883,145)	$489,049

Net income (loss) per common share - basic and diluted:
Loss from operations	$(0.20)	$(0.01)
Gain from discontinued operations	0.01	0.02
Net income (loss) per common share	$(0.19)	$0.01

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $.001
	$.001 Par Value		$.001 Par Value		Par Value
									Total
	Number of		Number of		Number of		Additional Paid	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance - December 31, 2010	1,276,750	$2,864,104	2,797,379	$5,427,604	41,543,655	$41,543	$36,764,016	$(43,286,498)	$1,810,769

Amortization of deferred compensation							94,302		94,302

Warrant issued to Anthony R. Verdi as compensation							180,000		180,000

Net income for the period								489,049	489,049

Balance - December 30, 2011	1,276,750	2,864,104	2,797,379	5,427,604	41,543,655	41,543	37,038,318	(42,797,449)	2,574,120

Amortization of deferred compensation							96,716		96,716

Net loss for the period								(7,883,145)	(7,883,145)

Fair value of warrant liability whose anti-dilution provisions expired during the period							6,182,304		6,182,304

Preferred stock and warrants issued in private placement			499,999	1,190,208			299,999		1,490,207

Record fair value of warrant liability pertaining to warrants issued in private placement							(299,999)		(299,999)

Balance - December 31, 2012	1,276,750	$2,864,104	3,297,378	$6,617,812	41,543,655	$41,543	$43,317,338	$(50,680,594)	$2,160,203

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$(7,883,145)	$489,049
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	892,315	687,042
Stock-based compensation	96,717	274,303
Loss (Gain) on change of fair value of warrant liability	4,433,079	(2,356,114)
Changes in assets and liabilities:
Accounts receivable	(200,180)	(796,731)
Prepaid expenses	(120,070)	41,596
Other current assets	1,182	5,306
Other assets	10,608	11,950
Accounts payable	916,840	(274,409)
Accrued expenses	1,941	174,575
Deferred revenue	1,058,333	245,000
Assets of discontinued operations	40,483	(40,701)

Net cash used in operating activities	(751,897)	(1,539,134)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,530,175)	(223,382)

Net cash used in investing activities	(1,530,175)	(223,382)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock and warrants	1,499,997	-
Fees paid in connection with sale of preferred stock and warrants	(9,790)	-
Gross proceeds from notes and loans payable	643,206	37,540
Payments on notes payable	(99,807)	(46,265)
Fees paid in connection with secured note from related party	-	(8,370)
Gross proceeds from capital leases	-	58,791
Payments on capital leases	(105,898)	(158,726)
Restricted cash in connection with letters of credit	-	1,152,573

Net cash provided by financing activities	1,927,708	1,035,543

Net decrease in cash	(354,364)	(726,973)

Cash - beginning of the period	3,702,053	4,429,026

Cash - end of the period	$3,347,689	$3,702,053

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$78,584	$23,560

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

InsPro Technologies Corporation (the “Company”, “ITCC”, “we”, “us” or “our”) is a technology company that provides software applications for use by insurance administrators in the insurance industry.  Our business focuses primarily on our InsPro Enterprise software application.

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

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  The consolidated financial statements of the Company include the Company and its subsidiaries.  All material inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2012 and 2011 include the warrant liability, allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment and intangible assets, and deferred revenue.

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2012 and 2011, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0 and $0, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of December 31, 2012, and December 31, 2011, because of the relatively short-term maturity of these instruments and their market interest rates.

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.  See Note 13 Fair Value Measurements.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  In accordance with Statement of Financial Accounting Standards ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Intangible assets

Intangible assets consisted of assets acquired in connection with the acquisition of InsPro LLC and costs incurred in connection with the development of the Company’s software.  See Note 3 – InsPro Technologies Acquisition and Note 5 – Intangible Assets.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Income taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2012, the tax years ended December 31, 2011, 2010 and 2009 are still subject to audit.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income (loss) per common share

Basic earnings per share is computed by dividing income (loss) from continuing operations by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing the adjusted net loss from operations for diluted earnings per share by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  The effects of common stock equivalents and potentially dilutive securities outstanding during 2012 and 2011 are excluded from the calculation of diluted loss per common share because it is anti-dilutive.

 The Company’s common stock equivalents include the following:

	December 31,	December 31,
	2012	2011

Series A convertible preferred stock issued and outstanding	15,321,000	25,535,000
Series B convertible preferred stock issued and outstanding	65,947,560	55,947,580
Options, issued, outstanding and exercisable	4,780,000	4,510,000
Warrants to purchase common stock, issued, outstanding and exercisable	92,020,447	91,987,344
Warrants to purchase series A convertible preferred stock, issued, outstanding and exercisable	6,000,000	6,000,000
	184,069,007	183,979,924

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

InsPro LLC’s consulting and implementation services are generally associated with the implementation of InsPro Enterprise for either an ASP or licensed client, and cover such activity as InsPro Enterprise installation, configuration, modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation.

InsPro LLC’s revenue is generally recognized under ASC 985-605.   For software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectability is probable.  Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.  Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes revenue from software license agreements when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable.  The Company considers fees relating to arrangements with payment terms extending beyond one year to not be fixed or determinable and revenue for these arrangements is recognized as payments become due from the customer.  In software arrangements that include more than one InsPro Enterprise module, the Company allocates the total arrangement fee among the modules based on the relative fair value of each of the modules.

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

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro Enterprise design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs. For the years ended December 31, 2012 and 2011, cost of revenues consisted of the following:

	For the Year Ended December 31,
	2012	2011

Salaries, employee benefits and related taxes	$5,995,679	$4,539,529
Professional fees	4,317,993	1,786,650
Rent, utilities, telephone and communications	399,397	338,386
Other cost of revenues	277,177	284,307
	$10,990,246	$6,948,872

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred. For the years ended December 31, 2012 and 2011, advertising and other marketing was $217,665 and $125,130, respectively.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”).  At December 31, 2012, the Company had $3,347,689 of cash in United States bank deposits, of which $3,347,689 was federally insured.  In 2010 the FDIC insurance coverage limit has been permanently increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act.  Beginning December 31, 2010, through December 31, 2012, the FDIC implemented a new temporary insurance category to provide unlimited FDIC insurance coverage for funds held in noninterest-bearing transaction accounts at insured banks.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s two largest InsPro Enterprise clients.
	December 31,
	2012	2011

Largest InsPro client	38%	33%
Second largest InsPro client	20%	27%

The following table lists the percentage of the Company’s revenue was earned from the Company’s two largest InsPro Enterprise clients.

	December 31,
	2012	2011

Largest client	38%	29%
Second largest client	20%	20%

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

Registration rights agreements

At December 31, 2012, the Company does not believe that it is probable that the Company will incur a penalty in connection with the Company’s registration rights agreements.  Accordingly no liability was recorded as of December 31, 2012.  See Note 8- Shareholders Equity – Registration and Participation Rights.

Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In December 2011, the FASB issued FASB ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

The Company also generated revenue in 2011 from the sub-lease of our formerly leased Deerfield Beach Florida office, which was leased under operating leases through February 28, 2011.  We recognized sub-lease revenue when lease rent payments are due in accordance with the sub-lease agreements.  Recognition of sub-lease revenue commences when control of the facility has been given to the tenant.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The financial position of discontinued operations was as follows:
	December 31, 2012	December 31, 2011

Accounts receivable	$60,519	$49,779
Other current assets	3,000	54,223
Net current assets of discontinued operations	$63,519	$104,002

The results of discontinued operations do not include any allocated or common overhead expenses.  The results of operations of discontinued operations were as follows:

	For the Year Ended December 31,
	2012	2011
Revenues:
Commission and other revenue from carriers	$93,280	$178,705
Transition policy commission pursuant to the Agreement	463,145	703,311
Sub-lease revenue	-	150,054

	556,425	1,032,070

Operating expenses:
Salaries, employee benefits and related taxes	-	11,200
Rent, utilities, telephone and communications	-	171,687
Professional fees	-	(1,961)
Other general and administrative	35,862	47,155

	35,862	228,081

Gain from discontinued operations	$520,563	$803,989

NOTE 3 - ACQUISITION OF INSPRO TECHNOLOGIES

On October 1, 2007, HBDC Acquisition, LLC (“HBDC Sub”), a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into an Agreement to Transfer Partnership Interests (the “Bilenia Agreement”) with the former partners (the “Bilenia Partners”) of BileniaTech, L.P., a Delaware limited partnership (“Bilenia”), whereby HBDC Sub purchased all of the outstanding general and limited partnership interests of Atiam Technologies, L.P., a Delaware limited partnership, owned by the Bilenia Partners.  Bilenia owned approximately 40% of Atiam Technologies, L.P.  The execution of the Bilenia Agreement and the transfer of the Atiam partnership interests to HBDC Sub thereunder were conditions precedent to the closing of the Atiam Merger Agreement (as defined below) on October 1, 2007 (the “Atiam Closing Date”).

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
December 31, 2012 and 2011

NOTE 3 – ACQUISITION OF INSPRO TECHNOLOGIES (continued)

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
December 31, 2012 and 2011

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
$3,080,744

Intangible assets acquired from InsPro LLC were assigned the following values: value of client contracts and relationships other than license with an assigned value of $1,089,223 amortized straight line over five years; value of purchased software for sale and licensing value with an assigned value of $644,449 amortized straight line over five years; and employment and non-compete agreements acquired with an assigned value of $364,000 amortized straight-line over three years.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	At December 31, 2012	At December 31, 2011
Computer equipment and software	3	$2,818,369	$1,354,525
Office equipment	4.6	237,629	204,442
Office furniture and fixtures	6.7	189,857	189,857
Leasehold improvements	5.4	94,620	34,034
		3,340,475	1,782,858

Less accumulated depreciation		(1,918,432)	(1,286,166)

		$1,422,043	$496,692

For the years ended December 31, 2012 and 2011, depreciation expense was $632,265 and $340,306, respectively. For the year ended December 31, 2012, depreciation expense included $41,896 of additional, accelerated depreciation expense as a result of InsPro Technologies’ abandonment of certain furniture and equipment in 2012.  See Note 11 – Operating Leases and future commitments.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Useful Life (Years)	At December 31, 2012	At December 31, 2011
InsPro Technologies intangible assets acquired	4.7	$2,097,672	$2,097,672
Software development costs for external marketing	2	174,296	174,296
		2,271,968	2,271,968

Less: accumulated amortization		(2,271,968)	(2,011,918)

		$-	$260,050

For the years ended December 31, 2012 and 2011, amortization expense was $260,050 and $346,736, respectively.

NOTE 6 – LOAN AND SECURITY AGREEMENT WITH SILICON VALLEY BANK

On October 3, 2012, the Company together with InsPro Technologies (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”).

The Loan Agreement established a revolving credit facility for the Borrowers in the principal amount of up to $2,000,000 (the “Revolving Facility”).  Availability under the Revolving Facility is tied to a borrowing base formula that is based on 80% of the Borrowers’ eligible accounts receivable, plus 20% of the aggregate unrestricted cash balance held at SVB (the “Borrowing Base”).  Advances under the Revolving Facility may be repaid and reborrowed in accordance with the Loan Agreement.  No advances were made at closing, however an advance of $525,000 was made on October 15, 2012.  Pursuant to the Loan Agreement, the Borrowers agreed to pay to SVB the outstanding principal amount of all advances (the “Advances”), the unpaid interest thereon, and all other obligations incurred with respect to the Loan Agreement on October 3, 2014.  Interest will accrue on the unpaid principal balance of the Advances at a floating per annum rate equal to 1% above the prime rate. During an event of default the rate of interest will increase 5% above the otherwise applicable rate, until such event of default is cured or waived.  All accrued and unpaid interest is payable monthly on the first day of each month.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 6 – LOAN AND SECURITY AGREEMENT WITH SILICON VALLEY BANK (continued)

Under the terms of the Loan Agreement, the AQR was 1.64 as of September 30, 2012, which is below the required 1.75:1.00 AQR.  On November 13, 2012 SVB agreed to waive the default and the Company and SVB agreed to amend the Loan Agreement to lower the Company’s requirement to maintain an AQR of 1.50 to 1.0 commencing with the month ending November 30, 2012 and as of the last day of each month thereafter.

As of December 31, 2012, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base and AQR under the Revolving Facility was $1,500,445 and 1.87, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

On November 20, 2012, the Company completed a private placement (the “2012 Private Placement”) with certain accredited investors who hold more than 5% of our common stock, including The Co-Investment Fund II, L.P.; The Scarpa Family Trust, 2005 and Azeez Investors, LLC for an aggregate of 499,999 shares of our Series B Convertible Preferred Stock and warrants to purchase 4,999,990 shares of our common stock (the “2012 Warrants”).  The Company sold to the investors 499,999 investment units at a per unit price of $3.00, for an aggregate total investment of $1,499,997, and each unit consisted of one share of Series B Convertible Preferred Stock and a warrant to purchase 10 shares of our common stock at an initial exercise price of $0.15 per share, subject to adjustment.  The Company allocated $299,999 of the $1,499,997 proceeds received as a result of the 2012 Purchase Agreement to the warrant liability.  See Note 8 - Shareholders’ Equity– Series B Preferred Stock and Common Stock Warrants - 2012.  Also see Note 13 – Fair Value Measurements – Warrant Liability.

NOTE 8 – SHAREHOLDERS’ EQUITY

Series A Convertible Preferred Stock

On January 14, 2009, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware. The Certificate of Designation was approved by the Company’s Board of Directors on January 12, 2009 and became effective upon filing. The Certificate of Designation provides for the terms of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”).

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

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

Series B Convertible Preferred Stock

On September 30, 2010, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware. The Certificate of Designation was approved by the Company’s Board of Directors on September 9, 2010 and became effective upon filing. The Certificate of Designation provides for the terms of the Company’s Series B Convertible Preferred Stock (Series B Preferred Stock”).

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s common and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.  Upon the liquidation, sale or merger of the Company, each share of Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price or $9,892,134 and $8,392,137 as of December 31, 2012 and 2011, respectively, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of common and preferred stock on an as-converted basis.  Each share of Series B Preferred Stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock.  For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock.  In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price in aggregate for all issued and outstanding Series B Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

On November 20, 2012, the Company entered into and completed the 2012 Private Placement with certain accredited investors who hold more than 5% of our common stock, including The Co-Investment Fund II, L.P.; The Scarpa Family Trust, 2005 and Azeez Investors, LLC for an aggregate of 499,999 shares of our Series B Convertible Preferred Stock, and 2012 Warrants to purchase 4,999,990 shares of its Common Stock, pursuant to the terms of the 2012 Purchase Agreement. The gross proceeds from the closing were $1.5 million and the Company intends to use the net proceeds of the 2012 Private Placement for working capital purposes.

Pursuant to the 2012 Purchase Agreement, the Company agreed to sell to the Investors 499,999 investment units (each, a “2012 Unit”) in the 2012 Private Placement at a per 2012 Unit purchase price equal to $3.00.  Each 2012 Unit sold in the 2012 Private Placement consisted of one share of Series B Preferred Stock and a 2012 Warrant to purchase ten shares of Common Stock at an initial exercise price of $0.15 per share, subject to adjustment.

The Company agreed, pursuant to the terms of the 2012 Purchase Agreement, that for a period of 90 days after the effective date (the “Initial Standstill”) of the 2012 Purchase Agreement, the Company would not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company.

The Company allocated $299,999 of the $1,499,997 proceeds received as a result of the 2012 Purchase Agreement to the warrant liability using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 684%, a risk-free interest rate of 0.14%, an expected term of 5 years and 0% dividend yield.   See Note 13 – Fair Value Measurements - Warrant Liability.  The remaining $1,199,998 of the proceeds received was allocated to the Series B Preferred Stock less $9,780 of legal expenses incurred as a result of the 2012 Purchase Agreement.

Stock Options

2011

During 2011, 425,000 options, which were previously granted to the former vice chairman of the Company’s board of directors, and 330,000 options, which were previously granted to various current and former employees, expired in accordance with the terms of the stock options.

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

2012

During 2012, 250,000 options, which were previously granted to an outside consultant, 250,000 options, which were previously granted to the former vice chairman of the Company’s board of directors, and 155,000 options, which were granted to former executives of the InsPro technologies, expired in accordance with the terms of the stock options.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

The Company recorded compensation expense pertaining to employee stock options in salaries, commission and related taxes of $96,716 and $94,303 for the years ended December 31, 2012 and 2011, respectively.

The total intrinsic value of stock options outstanding and exercisable as of December 31, 2012 was $0.

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2012 and 2011 are as follows:

	Number Of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at December 31, 2010	6,590,000	0.65	0.48

For the year ended December 31, 2011
Granted	1,000,000	0.10	0.10
Exercised	-	-	-
Expired	(755,000)	1.80	1.42

Outstanding at December 31, 2011	6,835,000	$0.47	$0.32

For the period ended December 31, 2012
Granted	-	-	-
Exercised	-	-	-
Expired	(655,000)	0.43	0.34

Outstanding at December 31, 2012	6,180,000	$0.48	$0.34

Outstanding and exercisable at December 31, 2012	4,780,000	$0.58	$0.41

The weighted average fair value of option grants are estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions for options granted during the year ended December 31, 2011:

Expected volatility	516%
Risk-free interest rate	0.03%
Expected life in years	5.0
Assumed dividend yield	0%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

The following information applies to options outstanding at December 31, 2012:

Options Outstanding				Options Exercisable
		Weighted
	Number of	Average
	Shares	Remaining
Exercise	Underlying	Contractual	Exercise	Number	Exercise
Price	Options	Life	Price	Exercisable	Price

$0.060	380,000	1.9	$0.060	380,000	$0.060
0.065	370,000	2.5	0.065	320,000	0.065
0.100	2,705,000	1.1	0.100	2,105,000	0.100
0.111	1,500,000	2.6	0.111	750,000	0.111
1.000	750,000	2.9	1.000	750,000	1.000
3.500	75,000	3.3	3.500	75,000	3.500
$3.600	400,000	3.3	$3.600	400,000	$3.600
	6,180,000			4,780,000

As of December 31, 2012, there were 30,000,000 shares of our common stock authorized to be issued under the 2010 Plan, of which 22,816,980 shares of our common stock remain available for future stock option grants.

The total intrinsic value of stock options granted during 2011 was $0.  The total intrinsic value of stock options outstanding and exercisable as of December 31, 2012 and December 31, 2011 was $0 and $0, respectively.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $107,140 as of December 31, 2012, which will be recognized over a weighted average 3.1 years in the future.

Common Stock warrants

2011

On January 10, 2011, warrants to purchase 1,175,000 shares of the Company’s common stock at an exercise price of $1.50 per share expired in accordance with the terms of the warrants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

2012

On March 30, 2012, warrants to purchase 4,966,887 shares of the Company’s common stock at an exercise price of $1.51 per share expired in accordance with the terms of the warrants.

On September 30, 2012, the full ratchet anti-dilution adjustment provisions pertaining to warrants issued on January 15, 2009 and during 2010 expired in accordance with the terms of the warrants.

On November 20, 2012, pursuant to the 2012 Purchase Agreement the Company issued the 2012 Warrants to purchase in aggregate 4,999,990 shares of common stock at an exercise price of $0.15 per share for a period of 5 years. The 2012 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.15 per share of common stock during the first two years following the date of issuance of the 2012 Warrants, subject to customary exceptions.

A summary of the status of the Company’s outstanding stock warrants as of and for the years ended December 31, 2012 and 2011 are as follows:

	Common Stock Warrants	Weighted Average Exercise Price

Outstanding at December 31, 2010	93,162,344	$0.25

For the year ended December 31, 2011
Granted	-	-
Exercised	-	-
Expired	(1,175,000)	1.50
Outstanding and exercisable at December 31, 2011	91,987,344	0.24

For the year ended December 31, 2012
Granted	4,999,990	0.15
Exercised	-	-
Expired	(4,966,887)	1.51
Outstanding and exercisable at December 31, 2012	92,020,447	$0.17

The following information applies to warrants outstanding at December 31, 2012:

			Weighted	Anti-dilution	Outstanding
	Warrant	Warrant	Average	Provision	Common
Warrant	Exercise	Expiration	Remaining	Expiration	Stock
Issue Date	Price	Date	Life	Date	Warrants

3/31/2008	$0.20	3/31/2013	0.2	expired	25,000,000
1/15/2009	0.15	1/14/2014	1.0	expired	26,666,667
3/26/2010	0.15	3/26/2015	2.2	expired	7,380,000
9/30/2010	0.15	9/30/2015	2.7	expired	18,000,010
11/29/2010	0.15	11/29/2015	2.9	expired	2,000,000
12/22/2010	0.15	12/22/2015	3.0	expired	7,973,780
11/20/2012	$0.15	11/20/2017	4.9	11/20/2014	4,999,990
					92,020,447

Outstanding warrants at December 31, 2012, have a weighted average remaining contractual life of 1.7 years.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

Upon the Company’s adoption of EITF No. 07-05 on January 1, 2009, the Company determined that the Company’s warrants issued in 2007, 2008 and 2009 did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On January 1, 2009, the Company’s warrants issued in 2007, 2008 and 2009 were reclassified from equity to warrant liability for their relative fair market values.  See Note 1 - Warrant Liability.

The Company determined the warrants issued during 2010, 2011 and 2012 did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock as prescribed by EITF No. 07-05.  See Note 1 - Warrant Liability.

Preferred Stock warrants

A summary of the status of the Company’s outstanding preferred stock warrants as of and for the years ended December 31, 2012 and 2011 are as follows::

Outstanding at December 31, 2010	150,000	$4.00

For the year ended December 31, 2011
Granted	150,000	4.00
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2011	300,000	4.00

For the year ended December 31, 2012
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2012	300,000	4.00
Exercisable at December 31, 2012	300,000	$4.00

Outstanding preferred stock warrants at December 31, 2012, have a remaining contractual life of 3.4 years.

Registration and Participation Rights

In connection with the Bilenia Agreement, the Company and CCCC entered into the Bilenia Registration Rights Agreement.  In connection with the Atiam Merger Agreement, the Company and Shareholders also entered into a Registration Rights Agreement.  See Note 3 – InsPro Technologies Acquisition.

In connection with the Company’s 2008 private placement, the Company and the participating investors also entered into a Registration Rights Agreement (the “2008 Registration Rights Agreement”).  Under the terms of the 2008 Registration Rights Agreement, the Company agreed to prepare and file with the Commission, a registration statement on Form S-1 covering the resale of the shares and the warrant shares, which was filed with the Commission on February 1, 2008 and declared effective by the Commission on April 22, 2008.  Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to keep the registration statement effective under the Securities Act until the date that all of the registrable securities covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(b)(i)) promulgated under the Securities Act.  The 2008 Registration Rights Agreement also provides for payment of partial damages to the investors under certain circumstances relating to failure to file or obtain or maintain effectiveness of the registration statement, subject to adjustment.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

In connection with the Company’s 2009 private placement, the Company and the Investor also entered into a Registration Rights Agreement (the “2009 Registration Rights Agreement”). Under the terms of the 2009 Registration Rights Agreement, the Company agreed to prepare and file with the Commission, within 30 days following the receipt of a demand notice of a holder of registrable securities, a registration statement on Form S-1 covering the resale of the shares and the warrant shares. Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act, and to use its reasonable best efforts to keep the registration statement effective under the Securities Act until the date that all of the registrable securities covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(b)(i) promulgated under the Securities Act.  In addition, if the Company proposes to register any of its securities under the Securities Act in connection with the offering of such securities for cash, the Company shall, at such time, promptly give each holder of registrable securities notice of such intent, and such holders shall have the option to register their registrable securities on such additional registration statement.  The 2009 Registration Rights Agreement also provides for payment of partial damages to the investor under certain circumstances relating to failure to file or obtain or maintain effectiveness of the Registration Statement, subject to adjustment.

In connection with the Company’s 2010 private placement, the Company and the participating investors also entered into a Registration Rights Agreement (the “2010 Registration Rights Agreement”), which provided the investors with demand and “piggyback” registration rights on substantially the same terms as the 2009 Registration Rights Agreement.

In connection with Co-Investment’s note conversion, the Company and Co-Investment also entered into a Registration Rights Agreement (the “December 2010 Registration Rights Agreement”), in substantially the same form as the 2010 Registration Rights Agreement.

In connection with the Company’s 2012 private placement, the Company and the participating investors also entered into a Registration Rights Agreement (the “2012 Registration Rights Agreement”), in substantially the same form as the 2010 Registration Rights Agreement.

As of December 31, 2012 the Company has not received a demand notice in connection with the 2009 Registration Rights Agreement, the 2010 Registration Rights Agreement, the December 2010 Registration Rights Agreement or the 2012 Registration Rights Agreement.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Property and equipment includes the following amounts for leases that have been capitalized as of December 31, 2012 and 2011:

		December 31, 2012	December 31, 2011
	Useful Life (Years)
Computer equipment and software	3	$672,027	654,690
Phone System	3	15,011	15,011
Leasehold improvements			-
		687,038	669,701
Less accumulated depreciation		(626,258)	(555,141)
		$60,780	$114,560

Future minimum payments required under capital leases at December 31, 2012 are as follows:

2013	$69,734
2014	66,541
2015	17,324

Total future payments	153,599
Less amount representing interest	8,240

Present value of future minimum payments	145,359
Less current portion	61,849

Long-term portion	$83,510

NOTE 10 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”).  The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first.  The Company made contributions of $56,141 and $46,403 for the years ended December 31, 2012 and 2011.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 11 – OPERATING LEASES AND FUTURE COMMITMENTS

Employment and Separation Agreements

On March 31, 2008, Anthony R. Verdi, our Chief Financial Officer, was also appointed to the position of Chief Operating Officer, effective April 8, 2008.  Mr. Verdi was appointed to the board on June 20, 2008, and was appointed our Principal Executive Officer on May 18, 2011.

Mr. Verdi’s amended and restated employment agreement automatically renewed for a one year term on March 31, 2012, and, if not terminated, will automatically renew for one year periods.  His annual base salary was $225,000 per year from March 31, 2008 through May 30, 2011 and was then increased by the board of directors to $250,000 effective June 1, 2011.  He is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time.

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

In connection with the InsPro LLC acquisition, InsPro LLC entered into three-year employment agreement with Mr. Oakes, effective October 1, 2007.  On July 9, 2010, the Company and Mr. Oakes entered into an amended and restated written employment agreement. Pursuant to Mr. Oakes employment agreement, his annual base salary is $250,000 per year through September 30, 2011. Pursuant to his employment agreement on April 7, 2011, Mr. Oakes received an increase in his base compensation to $300,000 retroactive to July 1, 2010, upon InsPro Technologies, LLC achievement of one calendar quarter of positive operating cash flow, which occurred during the calendar quarter ended March 31, 2011.  Mr. Oakes is entitled to bonus compensation equal to 100% of the InsPro LLC’s net income up to a maximum of $100,000 in 2010 and $100,000 in 2011.  Mr. Oakes is entitled to such fringe benefits as are available to other executives of the Company.  Mr. Oakes employment agreement shall be automatically extended for an additional one year term on March 25, 2011 and annually thereafter unless either party provides written notification to the other party of non-renewal no later than 60 days prior to the termination date of the agreement.

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
December 31, 2012 and 2011

NOTE 11 – OPERATING LEASES AND FUTURE COMMITMENTS (continued)

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

During 2012 the Company renewed the employment agreements with three other executives each for a one year term.  These employment agreements provide that these three executives will be compensated at an aggregate annual base salary of $482,500 with bonus compensation at the discretion of the Company’s board.  These agreements may be terminated by the Company for “cause” (as such term is defined in the agreements) and without “cause” upon 30 days notice.  These agreements may be terminated by the Company without “cause”, in which case the terminated employee will be entitled to their base salary for a period of six months.  These agreements also contain non-competition and non-solicitation provisions for the duration of the agreements plus a period of six months after termination of employment.

Operating Leases

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania.  The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of landlord’s building expenses. Under the terms of the lease agreement, rent is waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet.  The Company recorded a liability for deferred rent in the amount of $102,643 as of December 31, 2012.

The Company paid to the Landlord a security deposit of $110,000 under the lease (the “Security Deposit”) during the third quarter of 2006, which is accounted for as a deposit in other assets.  The Company will not earn interest on the Security Deposit.  The Security Deposit will decrease and the Landlord will return to the Company $10,000 on the third anniversary of the commencement date of the lease and on each anniversary thereafter until the required Security Deposit has been reduced to $20,000.  The Security Deposit will be returned to the Company 30 days after the end of the lease provided the Company has complied with all provisions of the lease.  The balance of the Security Deposit is $70,000 as of December 31, 2012.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 11 – OPERATING LEASES AND FUTURE COMMITTMENTS (continued)

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

On March 15, 2012, InsPro LLC and BPG agreed to amend the BPG Lease to extend its term to January 31, 2017, and after BPG completes certain building improvements InsPro LLC will move from its current location to another floor of the same building and lease 17,567 square feet of furnished office space from BPG.  InsPro Technologies’ monthly rent shall be $24,887 per month commencing with InsPro LLC’s occupancy of the new office space, which occurred in June 2012 through January 31, 2013.  InsPro LLC’s monthly rent will increase to $25,619 per month February 1, 2013 through January 31, 2014, increase to $26,351 per month February 1, 2014 through January 31, 2015, increase to $27,082 per month February 1, 2015 through January 31, 2016, and finally increase to $27,814 per month through February 1, 2016 through January 31, 2017.

The Company leases certain real and personal property under non-cancelable operating leases.  Rent expense was $547,008 and $660,429 for the years ended December 31, 2012 and 2011, respectively.

Future minimum payments required under operating leases, severance and employment agreements and service agreements at December 31, 2012 are as follows:

2013	$593,602
2014	572,627
2015	585,118
2016	597,606
thereafter	97,596

Total	$2,446,549

NOTE 12 - INCOME TAXES

The Company has net operating loss carry forwards for federal income tax purposes of approximately $39,800,000 at December 31, 2012, the unused portion of which, if any, expires in years 2025 through 2032. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  The issuance of the Company’s Series A convertible preferred stock on January 15, 2009 resulted in a change of control as defined under IRC 382.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 12 - INCOME TAXES (continued)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2012 and 2011:

	2012	2011

Computed “expected” expense (benefit)	$(2,759,101)	$171,168
State tax expense (benefit), net of federal effect	(236,494)	14,672
Amortization/impairment of acquisition related assets	93,817	41,257
Stock based compensation	36,752	104,235
(Gain) loss on change in fair value of warrants	1,684,570	(895,323)
Other permanent differences	3,992	13,407
Increase in valuation allowance	1,176,464	550,584
	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011

Deferred tax assets:
Net operating loss carry forward	$15,123,928	$14,288,302
Depreciation	29,964	-
Compensation expense	93,050	23,569
Deferred revenue	228,000	950
All Miscellaneous Other	39,003	44,514
Total deferred tax asset	15,513,945	14,357,335

Deferred tax liabilities:
Depreciation	-	(19,854)
Net deferred tax asset	15,513,945	14,337,481
Less: valuation allowance	(15,513,945)	(14,337,481)
	$-	$-

The Company believes they will be able to utilize deferred tax assets equal to the total deferred tax liabilities.  The Company has fully reserved the deferred tax asset in excess of the deferred tax liabilities due to the limitation on taxable income that can be offset by net operating loss carry forwards in future periods under IRC section 382 as a result of changes in control and substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance was increased by $1,176,464 from the prior year.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 13 – FAIR VALUE MEASUREMENTS

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

The following tables provide a summary of the fair values of the Company’s assets and liabilities.

	as of December 31, 2012
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	0	0	225,000	225,000

Total liabilities	$-	$-	$225,000	$225,000

	as of December 31, 2011
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	0	0	1,674,226	1,674,226

Total liabilities	$-	$-	$1,674,226	$1,674,226

Warrant liability

The Company issued warrants, which contain certain anti-dilution provisions that reduce the exercise price of the warrants in certain circumstances.  See Note 8 – Equity - Common Stock Warrants.  The Company has classified the warrant liability as non current based an evaluation of the contractual obligations of the warrants and management’s expectation as to the settlement date of the warrant liability. The Company measured its warrant liability using Level 3 inputs as defined by ASC 820.

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
December 31, 2012 and 2011

NOTE 13 – FAIR VALUE MEASUREMENTS (continued)

The Company determined that the fair value of the warrant liability at December 31, 2010 to be $4,030,340. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.2% and the following:

		Aggregate	Expected Term
	Warrant	Number of	(Years) of
Warrant Issue Date	Exercise Price	Warrants	Warrants	Volatility	Fair Value

1/15/2009	$0.15	26,666,667	3.0	408%	$1,732,347
3/26/2010	0.15	7,380,000	4.2	446%	479,697
9/30/2010	0.15	18,000,010	4.8	472%	1,170,000
11/29/2010	0.15	2,000,000	4.9	480%	130,000
12/22/2010	$0.15	7,973,780	5.0	484%	518,296
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

The Company determined the fair value of the warrant liability at December 31, 2011 was $1,674,226. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.02% and the following:

		Aggregate	Expected Term
	Warrant	Number of	(Years) of
Warrant Issue Date	Exercise Price	Warrants	Warrants	Volatility	Fair Value

1/15/2009	$0.15	26,666,667	2.0	521%	$719,674
3/26/2010	0.15	7,380,000	3.2	587%	199,260
9/30/2010	0.15	18,000,010	3.8	599%	486,000
11/29/2010	0.15	2,000,000	3.9	600%	54,000
12/22/2010	$0.15	7,973,780	4.0	600%	215,292
					$1,674,226

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the year ended December 31, 2011:

Warrant liability balance as of December 31, 2010	$4,030,340
Decrease in the fair value of warrant liability during the year ended December 31, 2011, included in net income	(2,356,114)
Warrant liability balance as of December 31, 2011	$1,674,226

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 13 – FAIR VALUE MEASUREMENTS (continued)

The Company determined that the fair value of the warrant liability for warrants issued during 2012 to be $299,999 in aggregate.  The fair value of the warrant liability for warrants issued during 2012 was determined on the dates of their issuance, which was recorded in warrant liability, using the Black Scholes Option Pricing Model based on an expected term of 5 years, an assumed dividend yield of 0% and the following assumptions:

		Common	Aggregate
	Warrant	Stock Closing	Number of		Risk Free Interest
Warrant Issue Date	Exercise Price	Price	Warrants	Volatility	Rate	Fair Value

11/20/2012	$0.15	$0.060	4,999,990	684%	0.14%	$299,999

 The Company determined the fair value of the warrant liability at December 31, 2012 was $225,000. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.02% and the following:

		Aggregate	Expected Term
	Warrant	Number of	(Years) of
Warrant Issue Date	Exercise Price	Warrants	Warrants	Volatility	Fair Value

11/20/2012	$0.15	4,999,990	4.9	689%	$225,000

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the year ended December 31, 2012:

Warrant liability balance as of December 31, 2011	$1,674,226
Fair value of warrants issued during the period	$299,999
Fair value of warrants whose anti-dultion provisions expired during the period	(6,182,304)
Increase in the fair value of warrant liability during the year ended December 31, 2012, included in net loss	4,433,079
Warrant liability balance as of December 31, 2012	$225,000

NOTE 14 – SUBSEQUENT EVENTS

Expiration of Warrants

On March 31, 2013, warrants to purchase 25,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share expired in accordance with the terms of the warrants.

Rights Offering - Issuance of Preferred Stock and Warrants

On February 12, 2013 the Company filed a registration statement for a rights offering on form S-1/A, which the Commission declared effective on February 12, 2013, to distribute to shareholders at no charge, one non-transferable subscription right for each 12,756 shares of our common stock and 638 shares of our preferred stock owned as of January 31, 2013, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares.  If the rights offering was fully subscribed the gross proceeds from the rights offering would have been $2.5 million. This rights offering was designed to give all of the holders of the Company’s capital stock the opportunity to participate in an equity investment in the Company on the same economic terms as the 2012 Private Placement.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 14 – SUBSEQUENT EVENTS (continued)

The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $240.  A Subscription Unit consisted of 80 shares of Series B Preferred Stock and a five-year warrant to purchase 800 shares of Common Stock at an exercise price of $0.15 per share.  In the event that a holder of a Subscription Unit purchased all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder had the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights.

Effective with the expiration of the subscription rights, which occurred on March 14, 2013, holders of subscription rights exercised in aggregate 100 basic subscription rights and 50 over subscription rights for a total 150 Subscription Units.  The Company received $36,000 in gross proceeds as a result of the exercise of Subscription Units.  As a result of the exercise of 150 Subscription Units the Company issued effective on March 14, 2013 in aggregate 12,000 shares of Series B Preferred Stock and five-year warrants to purchase in aggregate 120,000 shares of Common Stock at an exercise price of $0.15 per share.  Effective with the expiration of the subscription rights all unexercised subscription rights expired.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Under the supervision of our Principal Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that assessment, the Principal Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective for their intended purposes as of December 31, 2012.

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

As of December 31, 2012 management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on that assessment, our Principal Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Directors of the Registrant

Brian K. Adamsky, 52. Mr. Adamsky has worked at Cross Atlantic Capital Partners, Inc. since its inception in 1999, and presently serves as its Secretary/Treasurer and Chief Financial Officer. During his years at Cross Atlantic, he has served as a director at numerous of its portfolio companies including Profectus BioSciences, Inc. and Rubicon Technology, Inc. From 1996 to 1999, Mr. Adamsky was Chief Financial Officer at Megasystems, Inc., a portfolio company of Safeguard Scientifics, Inc. Prior to Megasystems, Mr. Adamsky worked in a variety of financial and operational roles at companies in the Philadelphia region. Mr. Adamsky worked in public accounting at Touche Ross & Company (now Deloitte & Touche) and is a Certified Public Accountant in the Commonwealth of Pennsylvania. Mr. Adamsky’s experience serving as a director and officer of numerous companies qualifies him to be a member of our board of directors.

Michael Azeez, 55, has served as one of our directors since December, 2011. Mr. Azeez is a managing member of Azeez Investors, LLC.  Mr. Azeez co-founded Unitel in 1988 and served its President from 1988 until 2002.  Mr. Azeez served in various executive positions at American Cellular Network Corporation from 1982 until 1988 and his positions included Vice President, General Manager of various divisions and as assistant to the President.  Mr. Azeez is a member of the board of directors of Acrometis Strategic Software Services, which provides software solutions to insurance companies for workers compensation claims management. Mr. Azeez is a member of the board of directors of the Friends of Yemin Orde.  Mr. Azeez is the Chairman and founder of the Sam Azeez Museum of Woodbine Heritage.   Mr. Azeez’s significant executive and business development experience in the telecommunications industry and his civic service for various non-profit organizations qualifies him to be a member of our board of directors.

Donald R. Caldwell, 66, has served as one of our directors and as one of the Co-Chairman of our board of directors from April 2008 through November 24, 2009 and as our Chairman since November 24, 2009. Mr. Caldwell founded Cross Atlantic Capital Partners, Inc. in 1999, and presently serves as its Chairman and Chief Executive Officer. He has serves as a director at Rubicon Technology, Inc. since 2001 where he chairs the Compensation Committee; and at Diamond Management & Technology Consultants, Inc. (NASDAQ) from 1994 until its sale to PriceWaterhouse in 2010, and where he served as a member of their Compensation Committee, Audit Committee and as the lead Director since 2006. Mr. Caldwell is a director and a member of its Compensation and Audit Committees and Chairman of the Executive Committee of Quaker Chemical Corporation (NYSE), and a member of the Compensation Committee and the board of Voxware, Inc. (NASDAQ), a supplier of voice driven solutions. Mr. Caldwell has been a director, Chairman of the Audit Committee and member of the compensation committee of Lighting Gaming, Inc. since 2005.  Mr. Caldwell was a director of Kanbay International, Inc. from 1999 through 2007 when it was purchased by CapGemini.  From 1996 to 1999, Mr. Caldwell was President and Chief Operating Officer and a director of Safeguard Scientifics, Inc. Mr. Caldwell was a Certified Public Accountant in the State of New York.  Mr. Caldwell’s experience serving as a director and officer of numerous public companies qualifies him to be a member of our board of directors.

John Harrison, 69, has served as one of our directors since November 2005. He is a founding Partner and Executive Director of The Keystone Equities Group, Inc., a full service investment banking group and a registered NASD broker-dealer founded in 2003. Mr. Harrison also is a Managing Director of Covenant Partners, a hedge fund that invests in direct marketing services companies. In 1999, Mr. Harrison became a founding Partner of Emerging Growth Equities, Ltd., a full service investment banking and brokerage firm focused on raising capital for emerging technology companies addressing high-growth industry sectors. From 1985 to 2000, Mr. Harrison served as President of DiMark, a direct marketing agency that was subsequently acquired by Harte-Hanks in 1996. He also has held senior management positions with CUNA Mutual, RLI Insurance and CNA Insurance where he directed their direct marketing practice. Mr. Harrison was Chairman of Professional Insurance Marketing Association (PIMA) and Chairman of the DMA Financial Services Council. Mr. Harrison’s extensive experience in the financial and insurance sectors qualifies him to be a member of our board of directors.

Robert J. Oakes, 54, has served as one of our directors since August 2008. He has served as the President and CEO of our InsPro Technologies, LLC subsidiary since our acquisition of the subsidiary on October 1, 2007. From 1986 until 2007 Mr. Oakes was President and Chief Executive Officer of the general partner of Atiam Technologies L.P. (now known as InsPro Technologies, LLC), a software development and servicing company that developed, expanded and serviced products to serve the insurance and financial services markets. Mr. Oakes founded InsPro Technologies under the name “Atiam” in 1986 and led the company’s effort to design and develop its flagship product, InsPro Enterprise. InsPro Enterprise is a state-of-the-art Insurance, Marketing, Administration and Claim System that provides end-to-end insurance processing, technology and support, for a broad range of life, health and disability products.  Mr. Oakes’ experience in the development of our flagship product and the management of InsPro Technologies, LLC qualifies him to be a member of our board of directors.

Sanford Rich, 55, has served as one of our directors since April 2006. Mr. Rich is currently the Chief of Negotiations and Restructuring at the Pension Benefit Guaranty Corporation, a U.S. Government Agency since and been in that position since November 2012. He is a director and the Audit Committee Chairman at Aspen Group Inc., an online for profit University. Mr. Rich served as director and Chief Executive Officer at In the Car, LLC from October 2011 to November 2012. Mr. Rich has been a FINRA Registered Managing Director with Whitemarsh Capital Advisors LLC, a broker-dealer, since February 2009. Mr. Rich served as a director, audit committee chairman and SEC qualified audit committee financial expert of Interclick, Inc. from 2007 to 2010.  From 1995 to May 2008 Mr. Rich was director, Senior Vice President and Portfolio Manager at GEM Capital Management Inc. From 1993 to 1995, Mr. Rich was a Managing Director of High Yield Finance, Capital Markets & North American Loan Syndicate, Sales and Trading at Citicorp Securities. From 1985 to 1993, he served as Managing Director of Debt Capital Markets at Merrill Lynch. From 1978 to 1985, Mr. Rich held various Analyst positions in numerous companies, including Cypress Capital Management, Inc. (Vice President and Analyst from 1983 to 1985), FIAMCO (Distressed/High Yield Bond Analyst from 1981 to 1983), Progressive Corporation (Financial Analyst from 1980 to 1981) and Prescott, Ball and Turben (Distressed/High Yield Bond Analyst from 1978 to 1980).  Mr. Rich’s 30+ years of experience in the financial sector qualifies him to be a member of our board of directors.

L.J. Rowell, 80, has served as one of our directors since April 2006. He is a past President (1984-1996), Chief Executive Officer (1991-1996) and Chairman of the Board (1993-1996) of Provident Mutual Life Insurance Company, where he also held various other executive and committee positions from 1980 until his retirement in 1996. Mr. Rowell served on the board of directors of the PMA Group from 1992 until 2009.  Mr. Rowell served on the board of directors of the Southeast Pennsylvania Chapter of the American Red Cross, the American College, The Foundation at Paoli, and The Milton S. Hershey Medical Center. Mr. Rowell also has served on the Board of Trustees of The Pennsylvania State University as a business and industry trustee since 1992. In 1991, he served as the Chairman of the Major Business Division for the United Way of Southeastern Pennsylvania. Mr. Rowell also has served as Chairman of The American Red Cross Ad Blood Campaign and has previously served on its Major Contributions Donor Campaign.  Mr. Rowell’s extensive experience in the health insurance industry and his civic service for various health care organizations qualifies him to be a member of our board of directors.

Paul Soltoff, 58, has served as one of our directors since November 2005.  He also has served as Chairman and Chief Executive Officer of Acquirgy, Inc. since 2009.  He served as Chairman and Chief Executive Officer of SendTec, Inc. from its inception in February 2000 through 2009.  From 1997 until February 2000, Mr. Soltoff served as Chief Executive Officer of Soltoff Direct Corporation, a specialized direct marketing consulting company. From September 2004 until October 2005, Mr. Soltoff served as a director of theglobe.com.  Mr. Soltoff’s experience as an officer and director in the Internet marketing sector qualifies him to be a member of our board of directors.

Anthony R. Verdi, 64, has served as one of our directors since June 2008, as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008, as Acting Principal Executive Officer from June 20, 2008 through May 18, 2011 and as Principal Executive Officer since May 18, 2011. From 2001 until November 2005, Mr. Verdi provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. Mr. Verdi served as Chief Operating Officer of Provident American Corporation and Chief Financial Officer of HealthAxis, Inc.  From January 1990 until December 1998 Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller.  Mr. Verdi’s extensive experience in the health insurance industry and his financial and accounting background qualifies him to be a member of our board of directors.

Edmond J. Walters, 51, has served as one of our directors since April 2008. Mr. Walters is Founder and Chief Executive Officer of eMoney Advisor, a wealth planning and management solutions provider for financial advisors that Mr. Walters founded in 2000 and is now a wholly-owned subsidiary of Commerce Bancorp. Prior to forming eMoney Advisor in 2000, Mr. Walters spent more than 20 years in the financial services industry, advising high net worth clients. From 1983 to 1992 he was associated with Kistler, Tiffany & Company in Wayne, PA. In 1992, Walters helped found the Wharton Business Group, a financial advising firm, in Malvern, PA.  Mr. Walters’ 20+ years of experience in the financial sector qualify him to be a member of our board of directors.

The Board has determined that Messrs. Adamsky, Azeez, Harrison, Rich, Rowell, Soltoff and Walters are “independent” directors as defined by Rule 4200(a)(15) of the NASDAQ listing standards and as defined by Rule 10A-3(b)(1)(ii) promulgated by the Commission.

Executive Officers of the Registrant

The following table sets forth the name, age and title of persons currently serving as our executive officers.  Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position
Anthony R. Verdi	64	Principal Executive Officer, Chief Financial Officer and Chief Operating Officer
Robert J. Oakes	54	President and Chief Executive Officer of InsPro Technologies, LLC

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

Mr. Caldwell is primarily responsible for overseeing the Company’s risk management processes on behalf of the full board.  Mr. Caldwell receives reports from management at least quarterly regarding the Company’s assessment of risks.  In addition, Mr. Caldwell is Chairman of the Audit Committee and together with the other members of the Audit Committee, regularly meets with management to discuss the Company’s policies with respect to risk assessment and risk management, the Company’s major financial risk exposures and the steps management has taken to monitor and mitigate these exposures. Mr. Caldwell reports regularly to the full board of directors, which also considers the Company’s risk factors.  While the board oversees the Company’s risk management, company management is responsible for day-to-day risk management processes.   We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach.

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

Corporate Governance and Committees

Our board of directors currently is composed of Messrs. Adamsky, Azeez, Caldwell, Harrison, Oakes, Rich, Rowell, Soltoff, Verdi and Walters. Mr. Caldwell is the Chairman of our board of directors. Directors serve until the next annual meeting of stockholders, until their successors are elected or appointed or qualified, or until their resignation or removal.  Our executive officers are appointed by, and serve at the discretion of, our board of directors.  Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. Pursuant to our bylaws, our board of directors may from time to time establish other committees to facilitate the management of our business and operations.

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

Compensation Committee

The members of our compensation committee are Messrs. Adamsky, Harrison and Rich. Mr. Harrison chairs the committee.

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

Based solely on our review of the copies of Forms 3, 4 and 5 furnished to us, or representations from certain reporting persons that no Forms 3, 4 or 5 were required to be filed by such persons, we believe that all of our executive officers, directors and persons who own more than ten percent of our common stock complied with all Section 16(a) filing requirements applicable to them with the exception of Mr. Azeez and Mr. Adamsky, who each failed to timely file their Forms 3 and 4, and Mr. Caldwell who failed to timely file his form 4.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid to, awarded to or earned during the fiscal years ended December 31, 2012 and 2011 by our Principal Executive Officer and each of our two other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered to us in all capacities during 2012. The executive officers listed in the table below are referred to in this report as our “named executive officers”.  There were no non-equity incentive plan compensation or non-qualified deferred compensation earnings for any of the named executive officers for the fiscal years ended December 31, 2012 and December 31, 2011.

				Stock	Option	All Other
			Bonus ($)	Awards	Awards ($)	Compensation
Name and Principal Position	Fiscal Year	Salary ($)	(6)	($)	(4)	($) (5)	Total ($)

Anthony R. Verdi (1)	2012	250,000	-	-	-	16,491	266,491
Chief Executive Officer,	2011	239,583	-	-	180,000	16,490	436,073
Chief Financial Officer & Chief Operating Officer

Robert J. Oakes (2)	2012	300,000	-	-	-	23,598	323,598
President & Chief Executive Officer of	2011	300,000	-	-	-	22,132	322,132
InsPro Technologies, LLC

James Rourke (3)	2012	172,143	120,220	-	-	17,637	310,000
Senior Vice President	2011	180,000	136,019	-	-	16,156	332,175

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

(3)           Mr. Rourke was appointed our Senior Vice President on February 1, 2010. Mr. Rourke resigned effective December 14, 2012.

(4)           Represents the aggregate grant date fair value of the stock option as of the date of grant using the Black-Scholes option-pricing model.  Fair value is estimated based on an expected life of five years, an assumed dividend yield of 0% and the assumptions below.

					Closing
		Fair Value	Number of	Option	Stock Price			Risk Free	Expected	Assumed
		at Date of	Options	Exercise	on the Date	Date of	Expected	Interest	Life in	Dividend
Name	Fiscal Year	Grant ($)	Granted (#)	Price ($)	of Grant ($)	Grant	Volatility	Rate	Years	Yield

Anthony R. Verdi	2012	-	-	-	-	-	-	-	-	-
	2011	180,000	150,000	$4.00	$4.00	9/14/2011	566%	0.030%	5	-

Robert J. Oakes	2012	-	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-	-

James Rourke	2012	-	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-	-

(5)           All other compensation paid to our named executive officers in the fiscal year ended December 31, 2012 consisted of the following:

			Company
		Company Paid	Matching of
	Payments for	Health, Life and	Employee
	Auto and	Disabilitly	401(k)
	Equipment ($)	Insurance ($)	Contributions
Name	(a)	(b)	(c)	Total ($)
Anthony R. Verdi	13,200	956	2,335	16,491

Robert J. Oakes	1,200	19,898	2,500	23,598

James Rourke	1,148	13,989	2,500	17,637

(a)      Payments for auto and equipment represent monthly allowances for auto, cell phones and other equipment.

(b)      Company-paid health, life and disability insurance represents the cost of company-paid insurance premiums covering the named executive officers and, in the case of health insurance premiums, their dependents. Through November 30, 2012, we paid 100% and thereafter the Company paid 75% of these insurance premiums for the named executive officers. Health insurance premiums vary based on several factors, including the age of the named executive officer and the number of their covered dependents.

(c)      Company matching of employee 401(k) contributions represents 25% of the employee’s contribution up to 4% of the employee’s compensation, which were fully vested for the above named Executive Officers.

(6)           Mr. Rourke received variable compensation based on revenue from new clients.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the outstanding equity awards held by our named executive officers for the year ended December 31, 2012. The information below pertains to stock options, which were granted under the 2010 Equity Compensation Plan (which includes prior grants under our 2005 Incentive Stock Plan, 2006 Omnibus Equity Compensation Plan and 2008 Equity Compensation Plan), restricted stock grants, which were granted in accordance with the terms of our 2006 Omnibus Equity Compensation Plan, a warrant to purchase 150,000 shares of the Company’s Series A Convertible Preferred Stock, which was issued to Mr. Oakes on August 18, 2010, and a warrant to purchase 150,000 shares of the Company’s Series A Convertible Preferred Stock, which was issued to Mr. Verdi on September 14, 2011.

			Equity
			Incentive
			Plan Awards:
			Number of
	Number of	Number of	Securities
	Securities	Securities	Underlying
	Underlying	Underlying	Unexercised	Option
	Unexercised	Unexercised	Unearned	Exercise	Option
	Options	Options	Options	Price	Expiration
Name	(#)	(#)	(#)	($)	Date

	Exercisable	Unexercisable

Anthony R. Verdi	150,000	-	-	4.00	9/14/2016
	650,000	-	-	0.10	2/4/2014
	350,000	-	-	1.00	11/09/2015

Robert J. Oakes	750,000	750,000	-	0.11	8/18/2015
	150,000	-	-	4.00	8/18/2015
	1,000,000		-	0.10	2/4/2014

James Rourke	150,000	-	-	0.07	7/9/2015
	120,000	-	-	0.06	3/25/2015

Employment, Severance and Other Agreements

Anthony R. Verdi

Pursuant to an amended and restated employment agreement Mr. Verdi serves as our Principal Executive Officer, Chief Financial Officer and Chief Operating Officer.  His amended and restated employment agreement automatically renewed for a one year term on March 31, 2012, and, if not terminated, will automatically renew for one year periods.  His annual base salary was $225,000 per year from March 31, 2008 through May 30, 2011 and was then increased by the board of directors to $250,000 effective June 1, 2011.  He is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time.

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

Robert J. Oakes

Pursuant to an amended and restated written employment agreement with InsPro Technologies, LLC, Mr. Oakes serves as InsPro Technologies, LLC’s President and Chief Executive Officer.  Pursuant to his employment agreement, his annual base salary was $250,000 per year through September 30, 2011.  On April 7, 2011, Mr. Oakes received an increase in his base compensation pursuant to his employment agreement to $300,000 retroactive to July 1, 2010, upon InsPro Technologies, LLC achievement of one calendar quarter of positive operating cash flow, which occurred during the calendar quarter ended March 31, 2011.  Mr. Oakes was entitled to bonus compensation equal to 100% of the InsPro Technologies, LLC’s net income up to a maximum of $100,000 in 2010 and $100,000 in 2011.  Mr. Oakes is entitled to such fringe benefits as are available to other executives of InsPro Technologies Corporation.  Mr. Oakes employment agreement was automatically extended for an additional one year term on March 25, 2011 and will be annually automatically extended thereafter unless either party provides written notification to the other party of non-renewal no later than 60 days prior to the termination date of the agreement.

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

James Rourke

Mr. Rourke served as InsPro Technologies, LLC’s Senior Vice President of Sales and Marketing from February 1, 2010 through December 14, 2012 and was employed as an employee-at-will.  Mr. Rourke was entitled to variable incentive compensation based on a percentage of new sales and bonus compensation as defined in the InsPro Technologies Management Incentive Compensation Plan.  The InsPro Technologies Management Incentive Compensation Plan defines a maximum compensation payment payable to certain executives, or the Bonus Pool, based on the net income of InsPro Technologies, LLC, adjusted up or down based on the revenue of InsPro Technologies, LLC. The Bonus Pool amount (if any) is then divided among the certain executives, which included Mr. Rourke.  Mr. Rourke was entitled to such fringe benefits as are available to other executives of InsPro Technologies Corporation.

Compensation of Directors

The following table sets forth information concerning the compensation of all individuals who served on our board of directors during the fiscal year ended December 31, 2012. There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings paid to any of our directors for the year ended December 31, 2012. Directors who are employees receive no additional or special compensation for serving as directors. All compensation for Messrs. Oakes and Verdi is included in the Summary Compensation Table.  Messrs. Adamsky, Caldwell and Tecce have assigned all of their board compensation to The Co-Investment Fund II, L.P.   Messrs. Adamsky, Caldwell and Tecce are stockholders, directors and officers of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P.

	Fees Earned or	Stock A	Option A
	Paid in Cash	wards	wards	Total
Name	($) (1)	($)	($)	($)

Brian Adamsky (3)	3,000

Michael Azeez	4,500	-	-	4,500

Donald Caldwell (3)	8,000	-	-	8,000

John Harrison	6,000	-	-	6,000

Sanford Rich	8,000	-	-	8,000

L.J. Rowell	8,000	-	-	8,000

Paul Soltoff	6,000	-	-	6,000

Frederick Tecce (2) (3)	3,000	-	-	3,000

Edmond Walters	4,500	-	-	4,500

(1)           Represents board and committee meeting fees paid to our directors under our Non-Employee Director Compensation Plan.

(2)           Mr. Tecce is a former member of the board who chose not to be a nominee for director at the company annual meeting of stockholders, which was held on August 15, 2012.

(3)   Messrs. Adamsky, Caldwell and Tecce have assigned all of their board compensation to The Co-Investment Fund II, L.P.

The following table sets forth information concerning the aggregate number of options available, which are options issued, outstanding and exercisable, for non-employee directors as of December 31, 2012.

Aggregate Number of
Options Available as of
December 31, 2012

Brian Adamsky	-

Michael Azeez	-

Donald Caldwell	-

John Harrison	250,000

Sanford Rich	200,000

L.J. Rowell	200,000

Paul Soltoff	150,000

Edmond Walters	-

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

The compensation of the Company’s non-employee directors is as follows:

●	$1,500 meeting fee for each director for each meeting of the Board attended in person or via conference telephone.

●	$500 meeting fee for each committee member for each meeting of a committee of the Board, attended in person or via conference telephone.

We also purchase directors’ and officers’ liability insurance for the benefit of our directors and officers as a group.  We also reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in attending meetings of our board of directors or its committees in accordance with the Company’s expense reimbursement policies in effect from time to time.  No fees are payable to directors for attendance at specially called meetings of the board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table shows information known by us with respect to the beneficial ownership of our common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as of March 26, 2013, for each of the following persons:

●	each of our directors;

●	our named executive officers;

●	all of our directors, director nominees and executive officers as a group; and

●	each person or group of affiliated persons or entities known by us to beneficially own 5% or more of our common stock, Series A Convertible Preferred Stock or Series B Convertible Preferred Stock.

The number of shares beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the Securities and Exchange Commission. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 26, 2013 through the exercise of any warrant, stock option or other right.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying options and warrants that are exercisable within 60 days of March 26, 2013 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The following table is based on 41,543,655 shares of common stock, 1,276,750 shares of Series A Convertible Preferred Stock and 3,309,378 shares of Series B Convertible Preferred Stock outstanding as of March 26, 2013. Unless otherwise indicated, the address of all individuals and entities listed below is InsPro Technologies Corporation, 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially
Directors and Executive Officers:

Michael Azeez	8,499,990	(1)(1a)	Common Stock	20.5%
	283,333	(1)	Series B Preferred Stock	8.6%

Brian Adamsky	125,894,915	(2)	Common Stock	81.3%
	1,250,000	(3)	Series A Preferred Stock	97.9%
	1,130,711	(3)	Series B Preferred Stock	34.2%
Donald R. Caldwell	126,008,925	(2)	Common Stock	81.4%
	1,250,000	(3)	Series A Preferred Stock	97.9%
	1,130,711	(3)	Series B Preferred Stock	34.2%
Robert J. Oakes	5,207,232	(4)	Common Stock	12.0%
	151,250	(5)	Series A Preferred Stock	10.7%

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially
John Harrison	453,333	(6)	Common Stock	1.1%
	1,250		Series A Preferred Stock	*
James Rourke	370,000	(7)	Common Stock	*
L.J. Rowell	415,600	(8)	Common Stock	1.0%
Paul Soltoff	388,333	(9)	Common Stock	*
	1,250		Series A Preferred Stock	*
Sanford Rich	348,333	(10)	Common Stock	*
	1,250		Series A Preferred Stock	*
Anthony R. Verdi	4,118,333	(11)	Common Stock	9.7%
	151,250	(5)	Series A Preferred Stock	10.7%
Edmond Walters	171,633		Common Stock	*
All directors and executive officers as a group (11 persons)	145,981,713	(1)(1a)(2)(4)(5) (6)	Common Stock	81.3%
		(7)(8)(9) (10)(11)(12)
	1,256,250	(3)	Series A Preferred Stock	98.6%
	1,414,044	(3)	Series B Preferred Stock	42.8%

Holders of More than Five Percent of Our Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock:

The Co-Investment Fund II, L. P.	125,894,915	(12)	Common Stock	81.3%
	1,250,000		Series A Preferred Stock	97.9%
	1,130,711		Series B Preferred Stock	34.2%

Independence Blue Cross	50,000,010	(13)	Common Stock	54.6%
	1,666,667		Series B Preferred Stock	50.4%

Azeez Investors, LLC	8,499,990	(1a)	Common Stock	20.5%
	283,333		Series B Preferred Stock	8.6%

Scarpa Family Trust, 2005	6,500,010	(14)	Common Stock	13.5%
	216,667		Series B Preferred Stock	6.5%

Alvin H. Clemens	3,922,457	(15)	Common Stock	9.2%

*  Less than 1%

(1)
Represents securities owned by Azeez Investors, LLC.  Mr. Azeez is a managing member of Azeez Investors, LLC.  Mr. Azeez disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(1a)
Includes 2,833,330 shares underlying warrants, which are exercisable within 60 days of March 26, 2013.  Includes 5,666,660 shares underlying 283,333 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B Convertible Preferred Stock.

(2)
Includes 12,646,874 shares, 65,633,821 shares underlying warrants, which are convertible within 60 days of March 26, 2012, 25,000,000 shares underlying 1,250,000 shares of Series A Convertible Preferred Stock, which is convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock, and 22,614,220 shares underlying 1,130,711 shares of Series B Convertible Preferred Stock, which is convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B Convertible Preferred Stock, which are beneficially owned by Co-Investment Fund II, L. P. (the “Fund”), designee of Cross Atlantic Capital Partners, Inc.

(3)
Represents securities owned by the Fund, the designee of Cross Atlantic Capital Partners, Inc., of which Brian Adamsky is secretary, treasurer and chief financial officer of Cross Atlantic Capital Partners, Inc. and of which Donald R. Caldwell is managing partner.  Mr. Caldwell is also a shareholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of the Fund.  Mr. Adamsky and Mr. Caldwell disclaim beneficial ownership of these securities, except to the extent of their pecuniary interest therein.

(4)
Includes 1,750,000 shares underlying options and 33,333 shares underlying warrants, which are exercisable within 60 days of March 26, 2013.  Includes 3,000,000 shares underlying a warrant, which is exercisable within 60 days of March 26, 2013, to purchase 150,000 shares of Series A Convertible Preferred Stock, which is exercisable within 60 days of March 26, 2013, which is also convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock. Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock.  Excludes 750,000 shares underlying options, which are not exercisable within 60 days of March 26, 2013.

(5)	Includes 150,000 shares underlying warrants, which are exercisable within 60 days of March 26, 2013.

(6)
Includes 250,000 shares underlying options and 58,333 shares underlying warrants, all of which are exercisable within 60 days of March 26, 2013.  Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock.

(7)	Includes 370,000 shares underlying options, which are exercisable within 60 days of March 26, 2013.

(8)	Includes 200,000 shares underlying options that are exercisable within 60 days of March 26, 2013.

(9)
Includes 150,000 shares underlying options and 33,333 shares underlying warrants, all of which are exercisable within 60 days of March 26, 2013.  Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock.

(10)
Includes 200,000 shares underlying options and 33,333 shares underlying warrants that are exercisable within 60 days of March 26, 2013. Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock.

(11)
Includes 1,000,000 shares underlying options and 33,333 shares underlying warrants, all of which are exercisable within 60 days of March 26, 2013.  Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock.  Includes 3,000,000 shares underlying a warrant, which is exercisable within 60 days of March 26, 2013, to purchase 150,000 shares of Series A Convertible Preferred Stock, which is also convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock.

(12)
Includes 62,300,491 shares underlying warrants that are exercisable within 60 days of March 26, 2013.  Includes 25,000,000 shares underlying 1,250,000 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock.  Includes 22,614,220 shares underlying 1,130,711 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B Convertible Preferred Stock.

(13)
Includes 16,666,670 shares underlying warrants, which are exercisable within 60 days of March 26, 2013.  Includes 33,333,340 shares underlying 1,666,667 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B Convertible Preferred Stock.

(14)
Includes 1,333,340 shares underlying warrants, which are exercisable within 60 days of March 26, 2013.  Includes 4,330,340 shares underlying 216,667 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B Convertible Preferred Stock.

(15)
Includes 1,000,000 shares held by The Clemens-Beaver Creek Limited Partnership, of which Alvin H. Clemens is the general partner. Also includes 100,000 shares held by Mr. Clemens’s minor children. Also includes 993,377 shares underlying warrants, all of which are exercisable within 60 days of March 26, 2013.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2012:

EQUITY COMPENSATION PLAN

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by security holders	6,210,000	$0.47	22,786,980
Equity compensation plans not approved by security holders(1)(2)	6,000,000	$0.20	0

Total(2)	12,210,000	$0.34	22,786,980

(1)           Includes warrants issued as compensation, which were not part of an equity compensation plan that was approved by security holders, to two executives to purchase in aggregate 300,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, at an exercise price equal to $4.00 per share for a period of five years from the grant date of the warrants.  These warrants are immediately exercisable and non transferrable.  Each share of Series A Preferred Stock is convertible into 20 shares of common stock, subject to adjustment, at the option of the holder of the Series A Convertible Preferred Stock.  On August 18, 2010, the board of directors of the Company granted a warrant to purchase 150,000 shares of Series A Preferred Stock to Mr. Robert Oakes, who is InsPro LLC’s President and CEO.  This warrant expires on August 18, 2015.  On September 14, 2011, the board of directors of the Company granted a warrant to purchase 150,000 shares of Series A Convertible Preferred Stock to Anthony R. Verdi, the Company’s Principal Executive Officer and Chief Financial Officer.  This warrant expires on September 14, 2016.

(2)            Assumes the warrants to purchase in aggregate 300,000 shares of Series A Convertible Preferred Stock at an exercise price equal to $4.00 per share are converted into 20 shares of common stock for each share of Series A Preferred Stock, or 6,000,000 shares of common stock in aggregate, with a weighted average exercise price of $0.20 per common stock share.

A description of the material terms of our equity compensation plans can be found in Note 8 – Shareholders Equity – Stock Options in the notes to the consolidated financial statements contained in Item 7 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions With Related Persons

From the beginning of our last fiscal year until the date of this annual report on Form 10-K, there has been no transaction, nor is there any transaction currently proposed, to which we were, are, or would be a participant, in which the amount involved exceeded or would exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors or executive officers, any holder of more than 5% of our common stock or any member of the immediate family of any of these persons or entities had or will have a direct or indirect material interest, other than the transactions listed below.

●
On November 20, 2012, we completed a private placement with certain accredited investors, who hold more than 5% of our common stock, including The Co-Investment Fund II, L.P., The Scarpa Family Trust, 2005 and Azeez Investors, LLC for an aggregate of 499,999 shares of our Series B Convertible Preferred Stock and warrants to purchase 4,999,990 shares of our common stock. We agreed to sell to the investors 499,999 investment units at a per unit price of $3.00, for an approximate aggregate total investment of $1,500,000, and each unit consisted of one share of Series B Convertible Preferred Stock and a warrant to purchase 10 shares of our common stock at an initial exercise price of $0.15 per share, subject to adjustment. The units issued in the private placement are substantially equivalent to the Units being offered pursuant to this rights offering.

Director Independence

Although our common stock is not listed on NASDAQ and, as a result, we are not subject to NASDAQ’s listing standards, we voluntarily strive to comply with such standards. As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by a company’s board of directors.  Our board of directors, in applying the standards for independence as defined by Rule 4200(a)(15) of the NASDAQ listing standards and Rule 10A-3(b)(1)(ii) promulgated by the Securities and Exchange Commission, has affirmatively determined that Messrs. Adamsky, Azeez, Harrison, Rich, Rowell, Soltoff and Walters are “independent” directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of Sherb & Co., LLP for the years ended December 31, 2012 and 2011 are set forth below:

	2012 Fees	2011 Fees
Audit Fees (1)	$15,000	$82,500
Audit Fees (2)	$67,500	-
Audit-Related Fees (3)	1,500	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$84,000	$82,500

(1)
Audit fees of Sherb & Co., LLP for the fiscal years ended December 31, 2012 and 2011 were for professional services rendered for the 2011 audit and interim quarterly reviews of our consolidated financial statements through our June 30, 2012 interim quarterly review and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit fees of D’Arelli Pruzansky, P.A. for the fiscal year ended December 31, 2012 were for professional services rendered for the 2012 audit and our September 30, 2012 interim quarterly reviews of our consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.

(3)	Audit-related fees of Sherb & Co., LLP for the fiscal year ended December 31, 2012 was for professional services rendered for the review of the Company’s S-1 filed on December 31, 2012.

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

2.2
Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 26, 2007).

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

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009.)

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

4.7
Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.8
Registration Rights Agreement, dated October 1, 2007, by and among Health Benefits Direct Corporation and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

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

4.12
Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

Exhibit Number	Description

4.13
Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

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

4.29
Securities Purchase Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.30
Registration Rights Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.31	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.32	Form of Warrant (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on February 1, 2013)

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

Exhibit Number	Description
10.29
Loan and Security Agreement, dated as of October 3, 2012, by and among InsPro Technologies Corporation, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 10, 2012).

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of InsPro Technologies Corporation

23.1**	Consent of Sherb & Co., LLP

23.2**	Consent of D’Arelli Pruzansky, P.A.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

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

/s/ ANTHONY R. VERDI	Principal Executive Officer, Chief Financial Officer, Chief Operating Officer and Director	April 1, 2013
Anthony R. Verdi	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ DONALD R. CALDWELL	Chairman	March 20, 2013
Donald R. Caldwell

/s/ Brian Adamsky	Director	March 20, 2013
Brian Adamsky

/s/ Michael Azeez	Director	March 21, 2013
Michael Azeez

/s/ JOHN HARRISON	Director	March 21, 2013
John Harrison

/s/ ROBERT J. OAKES	Director	March 20, 2013
Robert J. Oakes

/s/ PAUL SOLTOFF	Director	March 23, 2013
Paul Soltoff

/s/ SANFORD RICH	Director	March 20, 2013
Sanford Rich

/s/ L. J. ROWELL	Director	March 22, 2013
L.J. Rowell

/s/ EDMOND WALTERS	Director	March 20, 2013
Edmond Walters

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

2.2
Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 26, 2007).

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

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009.)

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

4.7
Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.8
Registration Rights Agreement, dated October 1, 2007, by and among Health Benefits Direct Corporation and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

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

4.12
Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.13
Form of Registration Rights Agreement, dated March 31, 2008, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

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

4.29
Securities Purchase Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.30
Registration Rights Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

Exhibit Number	Description
4.31	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.32	Form of Warrant (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on February 1, 2013)

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

10.29
Loan and Security Agreement, dated as of October 3, 2012, by and among InsPro Technologies Corporation, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 10, 2012).

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of InsPro Technologies Corporation

23.1**	Consent of Sherb & Co., LLP

23.2**	Consent of D’Arelli Pruzansky, P.A.

31.1**	Section 302 Certification of Principal Executive Officer.

Exhibit Number	Description
31.2**	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

**           Filed herewith