Form 10-Q
period 2013-03-31
InsPro Technologies Corp
filed 2013-05-15
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES CORPORATION
Form 10-Q Quarterly Report

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$3,085,772	$3,347,689
Accounts receivable	2,376,054	1,706,414
Prepaid expenses	240,882	236,719
Other current assets	7,427	1,723
Assets of discontinued operations	40,475	63,519

Total current assets	5,750,610	5,356,064

Property and equipment, net	1,313,759	1,422,043
Other assets	70,000	70,000

Total assets	$7,134,369	$6,848,107

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable	$525,000	$551,985
Accounts payable	1,136,110	1,561,403
Accrued expenses	585,218	523,324
Current portion of capital lease obligations	58,814	61,849
Deferred revenue	2,311,056	1,680,833

Total current liabilities	4,616,198	4,379,394

LONG TERM LIABILITIES:
Warrant liability	511,999	225,000
Capital lease obligations	66,278	83,510

Total long term liabilities	578,277	308,510

Total liabilities	5,194,475	4,687,904

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 3,309,378 and 3,297,378 shares issued and outstanding (liquidation value $9,928,134 and $9,892,134)	6,617,812	6,617,812
Common stock ($.001 par value; 300,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	43,335,521	43,317,338
Accumulated deficit	(50,919,086)	(50,680,594)

Total shareholders’ equity	1,939,894	2,160,203

Total liabilities and shareholders’ equity	$7,134,369	$6,848,107
(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues	$4,592,823	$2,392,927

Cost of revenues	3,233,417	2,025,949

Gross profit	1,359,406	366,978

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	651,964	561,578
Advertising and other marketing	56,172	32,532
Depreciation and amortization	177,172	207,835
Rent, utilities, telephone and communications	93,421	91,324
Professional fees	267,178	101,758
Other general and administrative	178,290	116,468

	1,424,197	1,111,495

Loss from operations	(64,791)	(744,517)

Gain from discontinued operations	113,753	153,842

Other income (expense):
Gain (loss) on the change of the fair value of warrant liability	(279,799)	124,545
Interest income	-	2,284
Interest expense	(7,655)	(3,050)

Total other income (expense)	(287,454)	123,779

Net loss	$(238,492)	$(466,896)

Net income (loss) per common share - basic and diluted:
Income (loss) from operations	$(0.01)	$(0.01)
Gain from discontinued operations	0.00	0.00
Net loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net (loss) income	$(238,492)	$(466,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,172	207,835
Stock-based compensation	18,183	25,377
Loss (Gain) on change of fair value of warrant liability	279,799	(124,545)
Changes in assets and liabilities:
Accounts receivable	(669,640)	(28,383)
Prepaid expenses	(4,163)	24,907
Other current assets	(5,704)	1,640
Accounts payable	(425,293)	71,638
Accrued expenses	61,894	(171,617)
Deferred revenue	630,223	778,700
Assets of discontinued operations	23,044	32,209

Net cash (used in) / provided by operating activities	(152,977)	350,865

Cash Flows From Investing Activities:
Purchase of property and equipment	(68,888)	(118,904)

Net cash used in investing activities	(68,888)	(118,904)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock and warrants	36,000	-
Fees paid in connection with sale of preferred stock and warrants	(28,800)	-
Payments on notes payable	(26,985)	(8,586)
Payments on capital leases	(20,267)	(29,707)

Net cash used in financing activities	(40,052)	(38,293)

Net (decrease) increase in cash	(261,917)	193,668

Cash - beginning of the period	3,347,689	3,702,053

Cash - end of the period	$3,085,772	$3,895,721
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$5,734	$3,050
Non cash financing activities:
Accrued Interest on loan payable	$1,921	$-

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

InsPro Technologies Corporation (the “Company”, “ITCC”, “we”, “us” or “our”) is a technology company that provides software applications for use by insurance administrators in the insurance industry.  Our business focuses primarily on our InsPro EnterpriseTM software application.

The Company was incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp, (“Darwin-NV”).  On November 22, 2005, Darwin-NV merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation (“Darwin-DE”), solely for the purpose of changing the Company’s state of incorporation from Nevada to Delaware.  On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin-DE, was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation (“HBDC”), and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc.  Following the merger, Darwin-DE changed its name to Health Benefits Direct Corporation.  On November 29, 2010, Health Benefits Direct Corporation changed its name to InsPro Technologies Corporation.  The acquisition of HBDC by the Company was accounted for as a reverse merger because, on a post-merger basis, the former HBDC shareholders held a majority of the outstanding common stock of the Company on a voting and fully diluted basis. As a result, HBDC was deemed to be the acquirer for accounting purposes.

We acquired Atiam Technologies, L.P. on October 1, 2007 through our Atiam Technologies, LLC subsidiary.  During the second quarter of 2009, Atiam Technologies, LLC was renamed InsPro Technologies, LLC (“InsPro LLC”).  InsPro LLC is a provider of comprehensive, web-based insurance administration software applications.  InsPro LLC’s flagship software product is InsPro Enterprise, which was introduced in 2004.  InsPro LLC offers InsPro Enterprise on both a licensed and an ASP (Application Service Provider) basis.  InsPro Enterprise is an insurance administration system that supports group and individual business lines; life, health and long term care products; and efficiently processes agent, direct market, worksite and web site generated business.  InsPro LLC’s clients include insurance carriers and third party administrators.  InsPro LLC realizes revenue from the sale of software licenses, application service provider fees, software maintenance fees and consulting and implementation services.

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  The consolidated financial statements of the Company include the Company and its subsidiaries.  All material inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2013 and 2012 include the warrant liability, allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment and intangible assets, and deferred revenue.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  At March 31, 2013 and December 31, 2012, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $0 and $0, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of March 31, 2013 and December 31, 2012, because of the relatively short-term maturity of these instruments and their market interest rates.

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
March 31, 2013

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

The Company follows the provisions of the ASC 740-10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  As of March 31, 2013, the tax years ended December 31, 2011, 2010 and 2009 are still subject to audit.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income (loss) per common share

Basic earnings per share is computed by dividing income (loss) from continuing operations by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing the adjusted net income (loss) from operations for diluted earnings per share by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  The effects of common stock equivalents and potentially dilutive securities outstanding during 2013 and 2012 are excluded from the calculation of diluted income (loss) per common share because it is anti-dilutive.

The Company’s common stock equivalents include the following:

		December 31,
	March 31, 2013	2012

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	66,187,560	65,947,560
Options to purchase common stock, issued and outstanding	5,960,000	6,180,000
Warrants to purchase common stock, issued, outstanding and exercisable	67,140,447	92,020,447
Warrants to purchase series A convertible preferred stock, issued, outstanding and exercisable	6,000,000	6,000,000
	170,823,007	183,979,924

Revenue recognition

InsPro LLC offers InsPro EnterpriseTM on both a licensed and an ASP basis.  An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location.  Alternatively, ASP hosting service enables a client to lease the InsPro Enterprise software, paying only for that capacity required to support their business.  ASP clients access InsPro Enterprise installed on InsPro LLC owned servers located at InsPro LLC’s offices or at a third party’s site.

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
March 31, 2013

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

The Company recognizes revenue from software license agreements when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable.  The Company considers fees relating to arrangements with payment terms extending beyond one year to not be fixed or determinable and revenue for these arrangements is recognized as payments become due from the customer.  In software arrangements that include more than one InsPro EnterpriseTM module, the Company allocates the total arrangement fee among the modules based on the relative fair value of each of the modules.

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
March 31, 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro EnterpriseTM design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs. For the three months ended March 31, 2013 and 2012, cost of revenues consisted of the following:

	For the Three Months Ended March 31,
	2013	2012

Salaries, employee benefits and related taxes	$1,972,590	$1,291,903
Software consulting and other professional services	1,068,388	577,300
Rent, utilities, telephone and communications	109,487	84,567
Other cost of revenues	82,952	72,179
	$3,233,417	$2,025,949

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred. For the three months ended March 31, 2013 and 2012, advertising and other marketing costs were $56,172 and $32,532, respectively.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”).  At March 31, 2013, the Company had $3,085,772 of cash in United States bank deposits, of which $500,686 was federally insured and $2,585,086 was not federally insured.  In 2010 the FDIC insurance coverage limit was increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s two largest InsPro EnterpriseTM clients as measured by their accounts receivable balances as of the periods listed below.

	March 31, 2013	December 31, 2012

Largest InsPro client	33%	38%
Second largest InsPro client	25%	20%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table lists the percentage of the Company’s revenue earned from the Company’s two largest InsPro Enterprise clients as measured by revenue earned in each of the periods listed below.

	For the Three Months Ended March 31,
	2013	2012

Largest InsPro client	53%	32%
Second largest InsPro client	12%	12%

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

Registration rights agreements

At March 31, 2013, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements.  Accordingly no liability was recorded as of March 31, 2013.  See Note 5 - Shareholders Equity – Registration and Participation Rights.

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
March 31, 2013

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”   This ASU expands the presentation of changes in accumulated other comprehensive income.  The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012.  The Company does not believe that the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – DISCONTINUED OPERATIONS

The Company has classified its former telesales call center and external agent produced agency business (the “Agency Business”) as discontinued operations.

The financial position of discontinued operations was as follows:

	March 31, 2013	December 31, 2012

Accounts receivable	$37,475	$60,519
Other current assets	3,000	3,000
Net current assets of discontinued operations	$40,475	$63,519

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The results of discontinued operations do not include any allocated or common overhead expenses.  The results of operations of discontinued operations were as follows:

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Commission and other revenue from carriers	$101,569	$26,548
Transition policy commission pursuant to the Agreement	18,004	136,916

	119,573	163,464

Operating expenses:
Other general and administrative	5,820	9,622

	5,820	9,622

Gain from discontinued operations	$113,753	$153,842

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	At March 31, 2013	At December 31, 2012
Computer equipment and software	3	$2,887,257	$2,818,369
Office equipment	4.6	237,629	237,629
Office furniture and fixtures	6.7	189,857	189,857
Leasehold improvements	5.4	94,620	94,620
		3,409,363	3,340,475

Less accumulated depreciation		(2,095,604)	(1,918,432)

		$1,313,759	$1,422,043

For the three months ended March 31, 2013 and 2012, depreciation expense was $177,172 and $121,151, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 4 – LOAN AND SECURITY AGREEMENT WITH SILICON VALLEY BANK

On October 3, 2012, the Company together with InsPro LLC (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”).  The Loan Agreement established a revolving credit facility for the Borrowers in the principal amount of up to $2,000,000 (the “Revolving Facility”).  The Loan is secured by a first priority perfected security interest in substantially all of the assets of the Borrowers, excluding the intellectual property of the Borrowers.  The Loan Agreement contains a negative covenant prohibiting the Borrowers from granting a security interest in their intellectual property to any party.

Availability under the Revolving Facility is tied to a borrowing base formula that is based on 80% of the Borrowers’ eligible accounts receivable, plus 20% of the aggregate unrestricted cash balance held at SVB (the “Borrowing Base”).  The Borrowers must maintain a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.50:1.00 commencing November 13, 2012.  The adjusted quick ratio (the “AQR”) is the ratio of (x) the Borrowers’ consolidated, unrestricted cash maintained with SVB  plus net unbilled accounts receivable to (y) the Borrowers’ liabilities to SVB plus, without duplication, the aggregate amount of the Borrowers’ liabilities that mature within one year (excluding subordinated debt), minus deferred revenue.

As of March 31, 2013, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base and AQR under the Revolving Facility was $2,000,000 and 2.04:1.00, respectively.

NOTE 5 – SHAREHOLDERS’ EQUITY

Series B Convertible Preferred Stock

On February 8, 2013 the Company filed a registration statement for a rights offering on Form S-1/A, which the Securities and Exchange Commission declared effective on February 12, 2013, to distribute to shareholders at no charge, one non-transferable subscription right for each 12,756 shares of our common stock and 638 shares of our preferred stock owned as of January 31, 2013, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares.  If the rights offering was fully subscribed the gross proceeds from the rights offering would have been $2.5 million. This rights offering was designed to give all of the holders of the Company’s capital stock the opportunity to participate in an equity investment in the Company on the same economic terms as the Company’s 2012 private placement.

The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $240 per unit.  A Subscription Unit consisted of 80 shares of the Company’s Series B Convertible Preferred Stock (“Series B Preferred Stock”) and a five-year warrant to purchase 800 shares of the Company’s common stock at an exercise price of $0.15 per share.  In the event that a holder of a Subscription Unit purchased all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder had the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 5 – SHAREHOLDERS’ EQUITY

Effective with the expiration of the subscription rights, which occurred on March 14, 2013, holders of subscription rights exercised in aggregate 100 basic subscription rights and 50 over subscription rights for a total 150 Subscription Units.  The Company received $36,000 in gross proceeds as a result of the exercise of Subscription Units.  As a result of the exercise of 150 Subscription Units the Company issued effective on March 14, 2013 an aggregate of 12,000 shares of Series B Preferred Stock and five-year warrants to purchase in aggregate 120,000 shares of common stock at an exercise price of $0.15 per share.  Effective with the expiration of the subscription rights all unexercised subscription rights expired.

The warrants issued on March 14, 2013, include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.15 per share of common stock during the first two years following the date of issuance of these warrants, subject to customary exceptions.  As a result the Company determined that these warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.

The Company allocated $7,200 of the $36,000 gross proceeds received as a result of the rights offering to the warrant liability using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 711%, a risk-free interest rate of 0.10%, an expected term of 5 years and 0% dividend yield.   See “Common Stock Warrants” below and Note 9 – Fair Value Measurements - Warrant Liability.  The remaining $28,800 of the proceeds received was allocated to the Series B Preferred Stock less $28,800 of legal expenses incurred.

Stock Options

During the three months ended March 31, 2013, 370,000 options, which were previously granted to a former executive of the Company, expired in accordance with the terms of the stock options.

On March 20, 2013, the Company granted to an executive of the Company an option to purchase a total of 150,000 shares of the Company’s common stock, which vests as follows: 37,500 shares of common stock on March 20 of each year from 2014 through 2017.  This option has a five year term and an exercise price of $0.10, which is equal to the closing price of one share of the Company’s common stock as quoted on the OTCBB on March 20, 2013.  The fair value of the option granted was estimated as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: Expected volatility: 713%, risk-free interest rate: 0.07%, expected life in years: 5, and assumed dividend yield: 0%.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

A summary of the Company’s outstanding stock options as of and for the three months ended March 31, 2013 are as follows:

	Number	Weighted
	Of Shares	Average	Weighted
	Underlying	Exercise	Average
	Options	Price	Fair Value

Outstanding at December 31, 2012	6,180,000	$0.48	$0.34

For the period ended March 31, 2013
Granted	150,000	0.10	0.10
Exercised	-	-	-
Expired	(370,000)	0.07	0.07

Outstanding at March 31, 2013	5,960,000	$0.50	$0.35

Outstanding and exercisable at March 31, 2013	4,460,000	$0.62	$0.43

The following information applies to options outstanding at March 31, 2013:

Options Outstanding				Options Exercisable
		Weighted
	Number of	Average
	Shares	Remaining
Exercise	Underlying	Contractual	Exercise	Number	Exercise
Price	Options	Life	Price	Exercisable	Price

$0.060	130,000	1.0	$0.060	130,000	$0.060
0.065	250,000	2.3	0.065	250,000	0.065
0.100	2,855,000	0.8	0.100	2,105,000	0.100
0.111	1,500,000	2.4	0.111	750,000	0.111
1.000	750,000	2.6	1.000	750,000	1.000
3.500	75,000	3.0	3.500	75,000	3.500
$3.600	400,000	3.1	$3.600	400,000	$3.600
	5,960,000			4,460,000

As of March 31, 2013, there were 30,000,000 shares of our common stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 23,036,980 shares of our common stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options in salaries, commission and related taxes of $18,183 and $25,377 for the three months ended March 31, 2013 and 2012, respectively.

The total intrinsic value of stock options outstanding and exercisable as of March 31, 2013 was $13,950.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $103,957 as of March 31, 2013, which will be recognized over a weighted average 3.1 years in the future.

Common Stock warrants

Effective with the March 14, 2013 expiration of the subscription rights for the Company’s rights offering the Company issued on March 14, 2013, five-year warrants to purchase in aggregate 120,000 shares of common stock at an exercise price of $0.15 per share.  These warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.15 per share of common stock through March 14, 2015, subject to customary exceptions.  The Company determined these warrants did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock as prescribed by EITF No. 07-05.  See Note 9 – Fair Value Measurements – Warrant Liability.

A summary of the status of the Company’s outstanding stock warrants as of and for the three months ended March 31, 2013 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2012	92,020,447	$0.17

For the year ended December 31, 2012
Granted	120,000	0.15
Exercised	-	-
Expired	(25,000,000)	0.20
Outstanding and exercisable at March 31, 2013	67,140,447	$0.15

Outstanding warrants at March 31, 2013 have a weighted average remaining contractual life of 2 years.
The following information applies to warrants outstanding at March 31, 2013:

			Weighted	Anti-dilution	Outstanding
	Warrant	Warrant	Average	Provision	Common
Warrant	Exercise	Expiration	Remaining	Expiration	Stock
Issue Date	Price	Date	Life	Date	Warrants

1/15/2009	$0.15	1/14/2014	0.8	expired	26,666,667
3/26/2010	0.15	3/26/2015	2.0	expired	7,380,000
9/30/2010	0.15	9/30/2015	2.5	expired	18,000,010
11/29/2010	0.15	11/29/2015	2.7	expired	2,000,000
12/22/2010	0.15	12/22/2015	2.7	expired	7,973,780
11/20/2012	0.15	11/20/2017	4.6	11/20/2014	4,999,990
3/14/2013	$0.15	3/14/2018	5.0	3/14/2015	120,000
					67,140,447

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

Preferred Stock warrants

Outstanding preferred stock warrants at March 31, 2013 have a remaining contractual life of 2.9 years. A summary of the status of the Company’s outstanding preferred stock warrants as of and for the three months ended March 31, 2013 are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2012	300,000	$4.00

For the period ended March 31, 2013
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at March 31, 2013	300,000	4.00

Registration and Participation Rights

As of March 31, 2013, the Company has not received a demand notice in connection with any of the various registration rights agreements to which the Company is a party to.

NOTE 6 – CAPITAL LEASE OBLIGATIONS

The Company’s InsPro LLC subsidiary has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of March 31, 2013 and December 31, 2012:

		March 31, 2013	December 31, 2012
	Useful Life (Years)
Computer equipment and software	3	$672,027	672,027
Phone System	3	15,011	15,011
Leasehold improvements
		687,038	687,038
Less accumulated depreciation		(640,411)	(626,258)
		$46,627	$60,780

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 6 – CAPITAL LEASE OBLIGATIONS (continued)

Future minimum payments required under capital leases at March 31, 2013 are as follows:

2013	$47,756
2014	66,541
2015	17,324

Total future payments	131,621
Less amount representing interest	6,529

Present value of future minimum payments	125,092
Less current portion	58,814

Long-term portion	$66,278

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”).  The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first.  The Company made contributions of $17,872 and $14,607 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 8 – OPERATING LEASES

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania.  The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of Landlord’s building expenses. Under the terms of the lease agreement, rent was waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet.  The Company recorded a liability for deferred rent in the amount of $98,786 as of March 31, 2013.

The Company leases certain real and personal property under non-cancelable operating leases.  Rent expense was $143,447 and $129,300 for the three months ended March 31, 2013 and 2012, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 9 – FAIR VALUE MEASUREMENTS

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

	as of March 31, 2013
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	0	0	511,999	511,999

Total liabilities	$-	$-	$511,999	$511,999

	as of December 31, 2012
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	0	0	225,000	225,000

Total liabilities	$-	$-	$225,000	$225,000

Warrant liability

The Company issued warrants, which contain certain anti-dilution provisions that reduce the exercise price of the warrants in certain circumstances.  See Note 5 – Equity - Common Stock Warrants.  The Company has classified the warrant liability as non current based an evaluation of the contractual obligations of the warrants and management’s expectation as to the settlement date of the warrant liability. The Company measured its warrant liability using Level 3 inputs as defined by ASC 820.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 9 – FAIR VALUE MEASUREMENTS (continued)

Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants with provisions that reduce the exercise price of the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.

The Company determined that the fair value of the warrant liability for warrants issued on March 14, 2013 to be $7,200 in the aggregate.  The fair value of the warrant liability for warrants issued on March 14, 2013 was determined on the date of their issuance, which was recorded in warrant liability, using the Black Scholes Option Pricing Model based on an expected term of five years, an assumed dividend yield of 0% and the following assumptions:

		Common	Aggregate	Expected Term
	Warrant	Stock Closing	Number of	(Years) of
Warrant Issue Date	Exercise Price	Price	Warrants	Warrants	Volatility	Fair Value

3/14/2013	$0.15	$0.06	120,000	5.0	711%	$7,200

 The Company determined the fair value of the warrant liability at March 31, 2013 was $511,999. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.07% and the following:

		Aggregate	Expected Term
	Warrant	Number of	(Years) of
Warrant Issue Date	Exercise Price	Warrants	Warrants	Volatility	Fair Value

11/20/2012	$0.15	4,999,990	4.9	712%	$499,999
3/14/2013	$0.15	12,000	5.0	711%	$12,000
					$511,999

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the three months ended March 31, 2013:

Warrant liability balance as of December 31, 2012	$225,000
Fair value of warrants issued during the period	7,200
Increase in the fair value of warrant liability, included in net loss	279,799
Warrant liability balance as of March 31, 2013	$511,999

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The current operations of InsPro Technologies Corporation (the “Company”, “we”, “us” or “our”) consist of the operations of our wholly owned InsPro Technologies, LLC subsidiary (“InsPro LLC”).

InsPro EnterpriseTM is a comprehensive, web-based insurance administration software application. InsPro Enterprise was introduced by Atiam Technologies, L.P. (now our InsPro LLC subsidiary) in 2004. InsPro Enterprise clients include health insurance carriers and third party administrators. We market InsPro Enterprise as a licensed software application, and we realize revenue from the sale of the software licenses, application service provider fees, software maintenance fees and professional services.

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

Use of Estimates - Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets such as intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates in 2013 and 2012 include the allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment and intangible assets, accrued expenses pertaining to abandoned facilities, warrant liability and revenue recognition.  Actual results may differ from these estimates under different assumptions or conditions.

InsPro LLC offers InsPro Enterprise on a licensed and an application service provider (“ASP”) basis.  An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise installed at a single client location, which may be used to drive a production and model office instance of the application.  The ASP hosting service enables a client to lease the InsPro Enterprise, paying only for that capacity required to support their business.  ASP clients access an instance of InsPro Enterprise installed on InsPro LLC’s servers located at InsPro LLC’s office or at a third party’s site.

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

InsPro LLC revenue is generally recognized under ASC 985-605.   For software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable.  Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.   Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

We recognize revenues from software license agreements when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable.  We consider fees relating to arrangements with payment terms extending beyond one year to not be fixed or determinable and revenue for these arrangements is recognized as payments become due from the customer.  In software arrangements that include more than one InsPro EnterpriseTM module, we allocate the total arrangement fee among the modules based on the relative fair value of each of the modules.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Revenues

For the three months ended March 31, 2013 (“First Quarter 2013”), we earned revenues of $4,592,823 compared to $2,392,927 for the three months ended March 31, 2012 (“First Quarter 2012”), an increase of $2,199,896 or 92%.  Revenues include the following:

	For the Three Months Ended March 31,
	2013	2012

Professional services	$2,099,018	$1,522,665
ASP revenue	1,012,780	667,437
Sales of software licenses	1,200,000	-
Maintenance revenue	281,025	195,675
Sub-leasing revenue	-	7,150

Total	$4,592,823	$2,392,927

●
In First Quarter 2013 our professional services revenue increased $576,353 or 38% as a result of higher implementation services for four new clients in 2013 partially offset by lower post implementation services for existing clients.  Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise.  Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

●
In First Quarter 2013 our ASP revenue increased $345,343 or 52% as a result of increased fees from ongoing and recent implementations of InsPro Enterprise and increased fees from several existing clients.  ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company.  ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

●	In First Quarter 2013 we earned $1,200,000 of license fee revenue, which was a license fee recognized upon the completion of the implementation of InsPro Enterprise for a client.

●	In First Quarter 2013 our maintenance revenue increased $85,350 or 44% as a result of increased fees from two clients’ recent implementations of InsPro Enterprise.

●	We earned sub-leasing revenue from the sub-leasing of space in our Radnor office to a third party in 2012, which was on a month-to-month basis and expired during 2012.

Cost of Revenues

Our cost of revenues for First Quarter 2013 was $3,233,417 as compared to $2,025,949 for First Quarter 2012 for an increase of $1,207,468 or 60% as compared to First Quarter 2012.  Cost of revenues consisted of the following:

	For the Three Months Ended March 31,
	2013	2012

Salaries, employee benefits and related taxes	$1,972,590	$1,291,903
Software consulting and other professional services	1,068,388	577,300
Rent, utilities, telephone and communications	109,487	84,567
Other cost of revenues	82,952	72,179
	$3,233,417	$2,025,949

●
In First Quarter 2013 our salaries, employee benefits and related taxes component of cost of revenues increased $680,687 or 53% as compared to First Quarter 2012.  Salaries, employee benefits and related taxes increased primarily a result of increased employee staffing related to the increase in the number of InsPro LLC’s clients.

●
In First Quarter 2013 our professional fees component of cost of revenues increased $491,088 or 85% as compared to First Quarter 2012.  Professional fees increased as a result of increased utilization of several outside consulting firms, which are assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementation of InsPro Enterprise.

●
In First Quarter 2013 our rent, utilities, telephone and communications component of cost of revenues increased $24,920 or 30% as compared to First Quarter 2012.  The increase was the result of higher telephone and communications costs and higher utilities and building expenses pertaining to InsPro LLC’s office.

●
In First Quarter 2013 our other cost of revenues component of cost of revenues increased $10,773 or 15% as compared to First Quarter 2012.  The increase was the result of increased travel and lodging costs associated with increase in the number of InsPro LLC’s clients.  Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $1,359,406 in First Quarter 2013 as compared to a gross profit of $366,978 in First Quarter 2012.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for First Quarter 2013 was $1,424,197 as compared to $1,111,495 for First Quarter 2012 for an increase of $312,702 or 28% as compared to First Quarter 2012.  Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended March 31,
	2013	2012

Salaries, employee benefits and related taxes	$651,964	$561,578
Advertising and other marketing	56,172	32,532
Depreciation and amortization	177,172	207,835
Rent, utilities, telephone and communications	93,421	91,324
Professional fees	267,178	101,758
Other general and administrative	178,290	116,468
	$1,424,197	$1,111,495

In First Quarter 2013 we incurred salaries, employee benefits and related taxes of $651,964 as compared to $561,578 for First Quarter 2012, an increase of $90,386 or 16%.  The increase is primarily the result of increased staffing in the Company’s information technology infrastructure department.

In First Quarter 2013 we incurred advertising and marketing of $56,172 as compared to $32,532 for First Quarter 2012, an increase of $23,640 or 73%.  The increase is primarily the result of the increased public relations consulting and advertising consulting costs.

Depreciation and amortization expense consisted of the following:

	For the Three Months Ended March 31,
	2013	2012

Amortization of intangibles acquired as a result of the InsPro acquisition	$-	$86,684
Depreciation expense	177,172	121,151

Total	$177,172	$207,835

●
We incurred amortization expense pertaining to the intangible assets acquired from InsPro LLC (formerly Atiam Technologies, L.P.) on October 1, 2007, which were fully amortized as of September 30, 2012.

●
In First Quarter 2013 we incurred depreciation expense of $177,172 as compared to $121,151 in First Quarter 2012.  The increase was primarily due to assets acquired on April 30, 2012, whereby InsPro LLC entered into an Application Provider Hosting Agreement (the “Micro Focus Agreement”) with Micro Focus (US) Inc. (“Micro Focus”).  As part of the Micro Focus Agreement, InsPro LLC expanded its perpetual license rights to a Micro Focus software product used by InsPro LLC in conjunction with hosting its InsPro EnterpriseTM software.

In First Quarter 2013 our professional fees increased as a result of higher legal fees and other costs associated with our rights offering, higher technology consulting expenses and higher employee recruiting costs.

In First Quarter 2013 our other expense increased primarily as a result of increased maintenance expense on computer hardware and software especially costs associated with assets acquired in connection with the Micro Focus Agreement.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $64,791 in First Quarter 2013 as compared to a loss from operations of $744,517 in First Quarter 2012.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Commission and other revenue from carriers	$101,569	$26,548
Transition policy commission pursuant to the Agreement	18,004	136,916

	119,573	163,464

Operating expenses:
Other general and administrative	5,820	9,622

	5,820	9,622

Gain from discontinued operations	$113,753	$153,842

For First Quarter 2013 we earned revenues from discontinued operations of $119,573 as compared to $163,464 in the First Quarter 2012, a decrease of $43,891 or 27%.  Revenues include the following:

●	In First Quarter 2013 our commission and other revenue from carriers decreased due to the declines in our telesales call center produced agency business.

●
On February 20, 2009, the Company entered into and completed the sale of the agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a Client Transition Agreement. In First Quarter 2013 our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

Total operating expenses of discontinued operations for First Quarter 2013 was $5,820 as compared to $9,622 for First Quarter 2012.  The primary reason for the decrease is lower licensing and associated costs.

Gain from discontinued operations

As a result of the aforementioned factors, we reported a gain from discontinued operations of $113,753 or $0.00 gain from discontinued operations per share in First Quarter 2013 as compared to a gain from discontinued operations of $153,842 or $0.00 gain from discontinued operations per share in First Quarter 2012.

Other income (expenses)

The loss on the change of the fair value of the warrant liability in the First Quarter 2013 and the gain in the First Quarter 2012 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at price lower than the exercise price of these warrants.  The loss in the First Quarter 2013 was primarily attributable to the increase in the per share price of the Company’s common stock as of March 31, 2013 as compared to December 31, 2012 whereas the gain in the First Quarter of 2012 was primarily attributable to the decrease in the per share price of the Company’s common stock as of March 31, 2012 as compared to December 31, 2011.

Interest expense is attributable to interest on the Company’s loan with Silicon Valley Bank, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages. The increase in interest expense is the result of interest on the Company’s loan with Silicon Valley Bank.

Net loss

As a result of these factors discussed above, we reported a net loss of $238,492 or $0.01 net loss per share in First Quarter 2013 as compared to a net loss of $466,896 or $0.01 net loss per share in First Quarter 2012.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had a cash balance of $3,085,772 and working capital of $1,134,412.

Net cash used by operations was $152,977 in First Quarter 2013 as compared to $350,865 cash provided in First Quarter 2012.  Impacting our cash flow from operations was our net loss of $238,492 in First Quarter 2013 as compared to our net loss of $466,896 in First Quarter 2012 and:

●	Increases in accounts receivable of $669,640 in First Quarter 2013, which is primarily the result of increased billings to clients in First Quarter 2013.

●	Decreases in accounts payable of $425,293 in First Quarter 2013, which is primarily the result of increased payments to several outside IT consulting firms of amounts owed as December 31, 2012.

●	Increases in accrued liabilities of $61,894 in First Quarter 2013, which is primarily the result of higher employee costs.

●	Increases in deferred revenue of $630,223 in First Quarter 2013, which is the result of license fee deposits, unearned maintenance and professional services fees received in First Quarter 2013.

In addition to cash used in operating activities we incurred the following non cash gain and expenses, which were included in our net loss, including:

●	Recorded depreciation and amortization expense of $177,172 and $207,835 in First Quarter 2013 and First Quarter 2012, respectively.

●	Recorded stock-based compensation and consulting expense of $18,183 and $25,377 in First Quarter 2013 and First Quarter 2012, respectively.

●	Recognized a loss on change in fair value of warrants liabilities of $279,799 and a gain of $124,545 in First Quarter 2013 and First Quarter 2012, respectively.

Net cash used by investing activities in First Quarter 2013 was $68,888 as compared to $118,904 in First Quarter 2012.  The decrease is primarily the result of computer hardware acquired in First Quarter 2012 in connection with new clients utilizing the Company’s hosting service for InsPro EnterpriseTM.

Net cash used by financing activities in First Quarter 2013 was $40,052 as compared to cash used of $38,293 in the First Quarter 2012.

●
Effective with the March 14, 2013 expiration of the subscription rights pertaining to the Company’s rights offering holders of subscription rights exercised an aggregate of 100 basic subscription rights and 50 over subscription rights for a total 150 subscription units.  The Company received $36,000 in gross proceeds as a result of the exercise of subscription units.  As a result of the exercise of 150 subscription units the Company issued effective on March 14, 2013 an aggregate of 12,000 shares of the Company’s series B Convertible Preferred Stock and five-year warrants to purchase an aggregate of 120,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

●	We entered into two notes payable to finance insurance premiums for two of the Company’s various corporate insurance coverages during 2012.

●	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations.

On October 3, 2012, the Company together with InsPro LLC (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”).  No advances were made at closing; however an advance of $525,000 was made on October 15, 2012.  The Loan Agreement established a revolving credit facility for the Borrowers in the principal amount of up to $2,000,000 (the “Revolving Facility”).  The Loan is secured by a first priority perfected security interest in substantially all of the assets of the Borrowers, excluding the intellectual property of the Borrowers.  The Loan Agreement contains a negative covenant prohibiting the Borrowers from granting a security interest in their intellectual property to any party.

Availability under the Revolving Facility is tied to a borrowing base formula that is based on 80% of the Borrowers’ eligible accounts receivable, plus 20% of the aggregate unrestricted cash balance held at SVB (the “Borrowing Base”).  The Borrowers must maintain a minimum “adjusted quick ratio,” tested as of the last day of each month, of at least 1.50:1.00 commencing November 13, 2012.  The adjusted quick ratio (the “AQR”) is the ratio of (x) the Borrowers’ consolidated, unrestricted cash maintained with SVB  plus net unbilled accounts receivable to (y) the Borrowers’ liabilities to SVB plus, without duplication, the aggregate amount of the Borrowers’ liabilities that mature within one year (excluding subordinated debt), minus deferred revenue.

As of March 31, 2013, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base and AQR under the Revolving Facility was $2,000,000 and 2.04:1.00, respectively.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the results of such assessment, management has concluded that the our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules of the Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: May 15, 2013	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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