Form 10-Q
period 2013-06-30
InsPro Technologies Corp
filed 2013-08-14
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES CORPORATION
Form 10-Q Quarterly Report

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$2,730,609	$3,347,689
Accounts receivable, net	1,622,751	1,706,414
Prepaid expenses	449,475	236,719
Other current assets	1,409	1,723
Assets of discontinued operations	38,145	63,519

Total current assets	4,842,389	5,356,064

Property and equipment, net	1,161,949	1,422,043
Other assets	70,000	70,000

Total assets	$6,074,338	$6,848,107

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$617,484	$551,985
Accounts payable	1,019,078	1,561,403
Accrued expenses	498,169	523,324
Current portion of capital lease obligations	59,519	61,849
Deferred revenue	1,292,659	1,680,833

Total current liabilities	3,486,909	4,379,394

LONG TERM LIABILITIES:
Warrant liability	614,399	225,000
Capital lease obligations	51,261	83,510

Total long term liabilities	665,660	308,510

Total liabilities	4,152,569	4,687,904

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 3,309,378 and 3,297,378 shares issued and outstanding (liquidation value $9,928,134 and $9,892,134, respectively)	6,617,812	6,617,812
Common stock ($.001 par value; 300,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	43,354,835	43,317,338
Accumulated deficit	(50,956,525)	(50,680,594)

Total shareholders’ equity	1,921,769	2,160,203

Total liabilities and shareholders’ equity	$6,074,338	$6,848,107

(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$4,296,755	$3,069,233	$8,889,578	$5,462,160

Cost of revenues	3,054,759	2,795,255	6,427,135	4,998,316

Gross profit	1,241,996	273,978	2,462,443	463,844

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	671,391	593,626	1,323,355	1,155,204
Advertising and other marketing	93,898	27,785	150,070	60,317
Depreciation and amortization	39,262	39,436	77,475	70,159
Rent, utilities, telephone and communications	98,969	90,377	192,391	181,701
Professional fees	174,646	106,744	441,824	208,502
Other general and administrative	190,668	130,473	368,959	246,941

Total selling, general and administrative expenses	1,268,835	988,441	2,554,073	1,922,824

Loss from operations	(26,838)	(714,463)	(91,630)	(1,458,980)

Gain from discontinued operations	101,005	116,434	214,759	270,276

Other income (expense):
Loss on the change of the fair value of warrant liability	(102,400)	(4,632,623)	(382,199)	(4,508,078)
Interest income	-	1,305	-	3,589
Interest expense	(9,206)	(13,957)	(16,861)	(17,007)

Total other income (expense)	(111,606)	(4,645,275)	(399,060)	(4,521,496)

Net loss	$(37,439)	$(5,243,304)	$(275,931)	$(5,710,200)

Net income (loss) per common share - basic and diluted:
Loss from operations	$(0.00)	$(0.13)	$(0.02)	$(0.15)
Gain from discontinued operations	0.00	0.00	0.01	0.01
Net loss per common share	$-	$(0.13)	$(0.01)	$(0.14)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net (loss) income	$(275,931)	$(5,710,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	346,814	461,756
Stock-based compensation	37,497	50,754
Loss on change of fair value of warrant liability	382,199	4,508,078
Changes in assets and liabilities:
Accounts receivable	83,663	(840,442)
Prepaid expenses	(103,276)	(205,107)
Other current assets	314	(26,157)
Accounts payable	(542,325)	386,327
Accrued expenses	(25,155)	2,376
Deferred revenue	(388,174)	1,120,744
Assets of discontinued operations	25,374	70,961

Net cash used in operating activities	(459,000)	(180,910)

Cash Flows From Investing Activities:
Purchase of property and equipment	(86,720)	(438,557)

Net cash used in investing activities	(86,720)	(438,557)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock and warrants	36,000	-
Fees paid in connection with sale of preferred stock and warrants	(28,800)	-
Gross proceeds from notes and loans payable	-	118,206
Payments on notes payable	(43,981)	(21,317)
Payments on capital leases	(34,579)	(57,659)

Net cash (used) provided by financing activities	(71,360)	39,230

Net decrease in cash	(617,080)	(580,237)

Cash - beginning of the period	3,347,689	3,702,053

Cash - end of the period	$2,730,609	$3,121,816
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$14,940	$17,007
Non cash financing activities:
Accrued Interest on loan payable	$1,921	$-

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

InsPro Technologies Corporation (the “Company”, “ITCC”, “we”, “us” or “our”) is a technology company that provides software applications for use by insurance administrators in the insurance industry. Our business focuses primarily on our InsPro EnterpriseTM software application.

The Company was incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp, (“Darwin-NV”).  On November 22, 2005, Darwin-NV merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation (“Darwin-DE”), solely for the purpose of changing the Company’s state of incorporation from Nevada to Delaware.  On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin-DE, was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation (“HBDC”), and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc.  Following the merger, Darwin-DE changed its name to Health Benefits Direct Corporation.  On November 29, 2010, Health Benefits Direct Corporation changed its name to InsPro Technologies Corporation.  The acquisition of HBDC by the Company was accounted for as a reverse merger because, on a post-merger basis, the former HBDC stockholders held a majority of the outstanding common stock of the Company on a voting and fully diluted basis. As a result, HBDC was deemed to be the acquirer for accounting purposes.

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

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012 and notes thereto and other pertinent information contained in the Annual Report on Form 10-K of InsPro Technologies Corporation (the “Company”, “we”, “us” or “our”) as filed with the Securities and Exchange Commission (the “Commission”).

The consolidated financial statements of the Company include the Company and its subsidiaries.  All material inter-company balances and transactions have been eliminated.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

For purposes of comparability, the prior period amounts pertaining to the amortization expense of intangible assets acquired from Atiam Technologies, L.P. and an allocation of depreciation expense on certain InsPro LLC property and equipment has been reclassified to cost of revenues to conform to the 2013 presentation.  Such reclassification has no impact on the net loss for such periods.  See Note 1 – Cost of Revenues.

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

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  At June 30, 2013 and December 31, 2012, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $0 and $0, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of June 30, 2013 and December 31, 2012, because of the relatively short-term maturity of these instruments and their market interest rates.

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.  See Note 9 Fair Value Measurements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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
June 30, 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  As of June 30, 2013, the tax years ended December 31, 2012, 2011, 2010 and 2009 are still subject to audit.

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

 The Company’s common stock equivalents include the following:

		December 31,
	June 30, 2013	2012

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	66,187,560	65,947,560
Options to purchase common stock issued, outstanding and exercisable	5,125,000	4,780,000
Warrants to purchase common stock issued, outstanding and exercisable	67,140,447	92,020,447
Warrants to purchase series A convertible preferred stock, issued, outstanding and exercisable	6,000,000	6,000,000
	169,988,007	194,283,007

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
June 30, 2013

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
June 30, 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro EnterpriseTM design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs and depreciation.  For the six months ended June 30, 2013 and 2012, cost of revenues consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Salaries, employee benefits and related taxes	$1,860,924	$1,358,476	$3,833,514	$2,650,379
Professional fees	848,825	1,051,883	1,917,213	1,629,183
Depreciation	130,380	127,802	269,339	218,230
Amortization of intangibles acquired as a result of the InsPro acquisition	-	86,683	-	173,367
Rent, utilities, telephone and communications	105,127	88,645	214,613	173,212
Other cost of revenues	109,503	81,766	192,455	153,945
	$3,054,759	$2,795,255	$6,427,135	$4,998,316

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred. For the three months ended June 30, 2013 and 2012, advertising and other marketing costs were $93,898 and $27,785, respectively.  For the six months ended June 30, 2013 and 2012, advertising and other marketing costs were $150,070 and $60,317, respectively.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”).  At June 30, 2013, the Company had $2,730,609 of cash in United States bank deposits, of which $500,050 was federally insured and $2,230,569 was not federally insured.  In 2010 the FDIC insurance coverage limit was increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s two largest InsPro EnterpriseTM clients as measured by their accounts receivable balances as of the periods listed below.

	June 30, 2013	December 31, 2012

Largest InsPro client	26%	38%
Second largest InsPro client	24%	20%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table lists the percentage of the Company’s revenue earned from the Company’s two largest InsPro Enterprise clients as measured by revenue earned in each of the periods listed below.

	For the Six Months Ended June 30,
	2013	2012

Largest InsPro client	34%	33%
Second largest InsPro client	12%	14%

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

Registration rights agreements

At June 30, 2013, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements.  Accordingly no liability was recorded as of June 30, 2013.  See Note 5 - Stockholders Equity – Registration and Participation Rights.

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
June 30, 2013

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

NOTE 2 – DISCONTINUED OPERATIONS

The Company has classified its former telesales call center and external agent produced agency business as discontinued operations.

The financial position of discontinued operations was as follows:

	June 30, 2013	December 31, 2012

Accounts receivable	$35,145	$60,519
Other current assets	3,000	3,000
Net current assets of discontinued operations	$38,145	$63,519

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The results of discontinued operations do not include any allocated or common overhead expenses.  The results of operations of discontinued operations were as follows:

	For the Three Months Ended June 30,		For the Six Months ended June 30,
	2013	2012	2013	2012
Revenues:
Commission and other revenue from carriers	$17,278	$23,318	$35,282	$49,866
Transition policy commission pursuant to the Agreement	89,727	106,295	191,297	243,211

	107,005	129,613	226,579	293,077

Operating expenses:
Other general and administrative	6,000	13,179	11,820	22,801

	6,000	13,179	11,820	22,801

Gain from discontinued operations	$101,005	$116,434	$214,759	$270,276

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	At June 30, 2013	At December 31, 2012
Computer equipment and software	3	$2,905,088	$2,818,369
Office equipment	4.6	237,629	237,629
Office furniture and fixtures	6.7	189,857	189,857
Leasehold improvements	5.4	94,620	94,620
		3,427,194	3,340,475

Less accumulated depreciation		(2,265,245)	(1,918,432)

		$1,161,949	$1,422,043

For the three months ended June 30, 2013 and 2012, depreciation expense was $169,642 and $167,238, respectively. For the six months ended June 30, 2013 and 2012, depreciation expense was $346,814 and $288,389, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

As of June 30, 2013, the Company was in compliance with the Loan Agreement, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base and AQR under the Revolving Facility were $1,612,060 and 1.81:1.00, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2013 and December 31, 2012, the Company was authorized to issue 300,000,000 shares of common stock with a par value of $0.0001 per share (“Common Stock”).  As of June 30, 2013 and December 31, 2012, the Company had 41,543,655 shares of its Common Stock issued and outstanding.  The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	June 30, 2013	December 31, 2012

Exercise of options issued and outstanding to purchase common stock	6,200,000	6,180,000
Issuance of common shares available under the 2010 Equity Compensation Plan	22,796,980	22,816,980
Exercise of warrants issued and outstanding to purchase common stock	67,140,447	92,020,447
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and coverted into common stock	6,000,000	6,000,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	66,187,560	65,947,560

Total common stock reserved for issuance	193,859,987	218,499,987

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 5 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

As of June 30, 2013 and December 31, 2012, the Company was authorized to issue 3,437,500 shares of Series A Convertible Preferred Stock with a par value of $0.0001 per share (“Series A Preferred Stock”).  As of June 30, 2013 and December 31, 2012, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding.  As of June 30, 2013 and December 31, 2012, the Company has reserved 300,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

Series B Convertible Preferred Stock

On February 8, 2013 the Company filed a registration statement for a rights offering on Form S-1, which the Securities and Exchange Commission declared effective on February 12, 2013, to distribute to stockholders at no charge, one non-transferable subscription right for each 12,756 shares of our common stock and 638 shares of our preferred stock owned as of January 31, 2013, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on stockholders’ behalf, as a beneficial owner of such shares.  If the rights offering was fully subscribed the gross proceeds from the rights offering would have been $2.5 million. This rights offering was designed to give all of the holders of the Company’s capital stock the opportunity to participate in an equity investment in the Company on the same economic terms as the Company’s 2012 private placement.

The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $240 per unit.  A Subscription Unit consisted of 80 shares of the Company’s Series B Convertible Preferred Stock with a par value of $0.0001 per share (“Series B Preferred Stock”) and a five-year warrant to purchase 800 shares of the Company’s Common Stock at an exercise price of $0.15 per share.  In the event that a holder of a Subscription Unit purchased all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder had the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company allocated $7,200 of the $36,000 gross proceeds received as a result of the rights offering to the warrant liability using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 711%, a risk-free interest rate of 0.10%, an expected term of 5 years and 0% dividend yield.   See “Common Stock Warrants” below and Note 9 – Fair Value Measurements - Warrant Liability.  During the 6 months ended June 30, 2013 the Company incurred $61,258 in legal costs in connection with the rights offering of which $32,458 was recorded as professional services expense and $28,800 was recorded to Series B Preferred Stock.  The remaining $28,800 of the proceeds received was allocated to the Series B Preferred Stock less $28,800 of legal expenses incurred.

Stock Options

During the six months ended June 30, 2013, 380,000 options, which were previously granted to former employees of the Company, expired in accordance with the terms of the stock options.

On March 20, 2013, the Company granted to an executive of the Company an option to purchase a total of 150,000 shares of the Company’s Common Stock, which vests as follows: 37,500 shares of Common Stock on March 20 of each year from 2014 through 2017.  This option has a five year term and an exercise price of $0.10, which is equal to the closing price of one share of the Company’s Common Stock as quoted on the OTCBB on March 20, 2013.  The fair value of the option granted was estimated on the date of the grant to be $15,000 using the Black-Scholes option-pricing model based on the following assumptions: Expected volatility: 713%, risk-free interest rate: 0.07%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%.  The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $1,304 for the six months ended June 30, 2013.

On April 1, 2013, the Company granted to an executive of the Company an option to purchase a total of 250,000 shares of the Company’s Common Stock, which vests as follows: 62,500 shares of common stock on April 1 of each year from 2014 through 2017.  This option has a five year term and an exercise price of $0.10, which is equal to the closing price of one share of the Company’s Common Stock as quoted on the OTCBB on April 1, 2013.  The fair value of the option granted was estimated on the date of the grant to be $25,000 using the Black-Scholes option-pricing model based on the following assumptions: Expected volatility: 714%, risk-free interest rate: 0.07%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%.  The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $1,563 for the six months ended June 30, 2013.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

A summary of the Company’s outstanding stock options as of and for the six months ended June 30, 2013 are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2012	6,180,000	$0.48	$0.34	1.99	$-

For the period ended June 30, 2013
Granted	400,000	0.10	0.10
Exercised	-	-	-
Expired	(380,000)	0.07	0.07

Outstanding at June 30, 2013	6,200,000	$0.48	$0.34	1.42	$96,550

Outstanding and exercisable at June 30, 2013	5,125,000	$0.55	$0.39	1.48	$79,175

(1)	The aggregate intrinsic value is based on the $0.12 closing price as of June 30, 2013 for the Company’s Common Stock.

The following information applies to options outstanding at June 30, 2013:

Options Outstanding				Options Exercisable
		Weighted
	Number of	Average
	Shares	Remaining
Exercise	Underlying	Contractual	Exercise	Number	Exercise
Price	Options	Life	Price	Exercisable	Price

$0.060	120,000	0.7	$0.060	120,000	$0.060
0.065	250,000	2.0	0.065	250,000	0.065
0.100	3,105,000	0.6	0.100	2,405,000	0.100
0.111	1,500,000	2.1	0.111	1,125,000	0.111
1.000	750,000	2.4	1.000	750,000	1.000
3.500	75,000	2.8	3.500	75,000	3.500
$3.600	400,000	2.8	$3.600	400,000	$3.600
	6,200,000			5,125,000

As of June 30, 2013, there were 30,000,000 shares of our common stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 22,796,980 shares of our common stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options in salaries, commission and related taxes of $37,497 and $20,754 for the six months ended June 30, 2013 and 2012, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $109,642 as of June 30, 2013, which will be recognized over a weighted average 2.5 years in the future.

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

A summary of the status of the Company’s outstanding stock warrants as of and for the six months ended June 30, 2013 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2012	92,020,447	$0.17

For the year ended December 31, 2012
Granted	120,000	0.15
Exercised	-	-
Expired	(25,000,000)	0.20
Outstanding and exercisable at June 30, 2013	67,140,447	$0.15

Outstanding warrants at June 30, 2013 have a weighted average remaining contractual life of 1.7 years.
The following information applies to warrants outstanding at June 30, 2013:

			Weighted	Anti-dilution	Outstanding
	Warrant	Warrant	Average	Provision	Common
Warrant	Exercise	Expiration	Remaining	Expiration	Stock
Issue Date	Price	Date	Life	Date	Warrants

1/15/2009	$0.15	1/14/2014	0.5	expired	26,666,667
3/26/2010	0.15	3/26/2015	1.7	expired	7,380,000
9/30/2010	0.15	9/30/2015	2.3	expired	18,000,010
11/29/2010	0.15	11/29/2015	2.4	expired	2,000,000
12/22/2010	0.15	12/22/2015	2.5	expired	7,973,780
11/20/2012	0.15	11/20/2017	4.4	11/20/2014	4,999,990
3/14/2013	$0.15	3/14/2018	4.7	3/14/2015	120,000
					67,140,447

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

Series A Preferred Stock warrants

Outstanding preferred stock warrants to purchase the Company’s Series A Preferred Stock at June 30, 2013 have a remaining contractual life of 2.7 years. A summary of the status of the Company’s outstanding Series A Preferred Stock warrants as of and for the three months ended June 30, 2013 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2012	300,000	$4.00

For the period ended June 30, 2013
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at June 30, 2013	300,000	4.00
Exercisable at June 30, 2013	300,000	$4.00

Registration and Participation Rights

As of June 30, 2013, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

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

Property and equipment includes the following amounts for leases that have been capitalized as of June 30, 2013 and December 31, 2012:

			December 31,
		June 30, 2013	2012
	Useful Life (Years)
Computer equipment and software	3	$672,027	672,027
Phone System	3	15,011	15,011
		687,038	687,038
Less accumulated depreciation		(646,755)	(626,258)
		$40,284	$60,781

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 6 – CAPITAL LEASE OBLIGATIONS (continued)

Future minimum payments required under capital leases at June 30, 2013 are as follows:

2013	$32,012
2014	66,541
2015	17,324

Total future payments	115,877
Less amount representing interest	5,097

Present value of future minimum payments	110,780
Less current portion	59,519

Long-term portion	$51,261

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation (the “Contribution”).  The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first.  The Company made contributions of $37,575 and $28,620 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 8 – OPERATING LEASES

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania.  The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of Landlord’s building expenses. Under the terms of the lease agreement, rent was waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet.  The Company recorded a liability for deferred rent in accrued liabilities in the amount of $94,002 as of June 30, 2013.

The Company leases certain real and personal property under non-cancelable operating leases.  Rent expense was $296,717 and $259,269 for the six months ended June 30, 2013 and 2012, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 9 – FAIR VALUE MEASUREMENTS

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The following tables provide a summary of the fair values of the Company’s assets and liabilities.

	As of June 30, 2013
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	$-	$-	$614,399	$614,399

Total liabilities	$-	$-	$614,399	$614,399

	As of December 31, 2012
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	$-	$-	$225,000	$225,000

Total liabilities	$-	$-	$225,000	$225,000

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
June 30, 2013

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

The Company determined the fair value of the warrant liability at June 30, 2013 was $614,399. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.07% and the following:

		Aggregate	Expected Term
	Warrant	Number of	(Years) of
Warrant Issue Date	Exercise Price	Warrants	Warrants	Volatility	Fair Value

11/20/2012	$0.15	4,999,990	4.4	703%	$599,999
3/14/2013	$0.15	120,000	4.7	725%	$14,400
					$614,399

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the three months ended June 30, 2013:

Warrant liability balance as of December 31, 2012	$225,000
Fair value of warrants issued during the period	7,200
Increase in the fair value of warrant liability, included in net loss	382,199
Warrant liability balance as of June 30, 2013	$614,399

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

Revenues

For the three months ended June 30, 2013 (“Second Quarter 2013”), we earned revenues of $4,296,755 compared to $3,069,233 for the three months ended June 30, 2012 (“Second Quarter 2012”), an increase of $1,227,522 or 40%.  Revenues include the following:

	For the Three Months Ended June 30,
	2013	2012

Professional services	$1,747,588	$1,939,850
ASP revenue	916,421	879,328
Sales of software licenses	1,275,000	-
Maintenance revenue	356,746	249,555
Sub-leasing and other revenue	1,000	500

Total	$4,296,755	$3,069,233

●
In Second Quarter 2013 our professional services revenue decreased $192,262 or 10% as a result of lower implementation services for new clients in 2013 as compared to implementation services for new clients in 2012 partially offset by modestly higher post implementation services for existing clients.  Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise.  Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

●
In Second Quarter 2013 our ASP revenue increased $37,093 or 4% as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients.  ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company.  ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

●	In Second Quarter 2013 we earned $1,275,000 of license fee revenue, which were license fees recognized upon the completion of the implementation of InsPro Enterprise for two clients.

●	In Second Quarter 2013 our maintenance revenue increased $107,191 or 43% as a result of increased fees from three clients’ recent implementations of InsPro Enterprise.

●	We earned sub-leasing revenue from the sub-leasing of space in our Radnor office to third parties on a month-to-month basis.

Cost of Revenues

Our cost of revenues for Second Quarter 2013 was $3,054,759 as compared to $2,795,255 for Second Quarter 2012 for an increase of $259,504 or 9% as compared to Second Quarter 2012.  Cost of revenues consisted of the following:

	For the Three Months Ended June 30,
	2013	2012

Salaries, employee benefits and related taxes	$1,860,924	$1,358,476
Professional fees	848,825	1,051,883
Depreciation	130,380	127,802
Amortization of intangibles acquired as a result of the InsPro acquisition	-	86,683
Rent, utilities, telephone and communications	105,127	88,645
Other cost of revenues	109,503	81,766
	$3,054,759	$2,795,255

●
In Second Quarter 2013 our salaries, employee benefits and related taxes component of cost of revenues increased $502,448 or 37% as compared to Second Quarter 2012.  Salaries, employee benefits and related taxes increased primarily as a result of increased employee staffing related to the increase in the number of InsPro LLC’s clients and our in-sourcing of various activities previously performed by outside consulting firms.

●
In Second Quarter 2013 our professional fees component of cost of revenues decreased $203,058 or 19% as compared to Second Quarter 2012.  Professional fees decreased as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementation of InsPro Enterprise.

●
In Second Quarter 2012 we incurred amortization expense pertaining to the intangible assets acquired from InsPro LLC (formerly Atiam Technologies, L.P.) on October 1, 2007, which were fully amortized as of September 30, 2012.

●
In Second Quarter 2013 our rent, utilities, telephone and communications component of cost of revenues increased $16,482 or 19% as compared to Second Quarter 2012.  The increase was the result of increases in the square footage leased and scheduled increases in monthly rental fees pertaining to InsPro LLC’s office.

●
In Second Quarter 2013 our other cost of revenues component of cost of revenues increased $27,737 or 34% as compared to Second Quarter 2012.  The increase was the result of increased travel and lodging costs associated with increase in the number of InsPro LLC’s clients.  Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $1,241,996 in Second Quarter 2013 as compared to a gross profit of $273,978 in Second Quarter 2012.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for Second Quarter 2013 was $1,268,835 as compared to $988,441 for Second Quarter 2012 for an increase of $280,394 or 28% as compared to Second Quarter 2012.  Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended June 30,
	2013	2012

Salaries, employee benefits and related taxes	$671,391	$593,625
Advertising and other marketing	93,898	27,785
Depreciation	39,262	39,436
Rent, utilities, telephone and communications	98,969	90,377
Professional fees	174,647	106,744
Other general and administrative	190,669	130,474
	$1,268,835	$988,441

In Second Quarter 2013 we incurred salaries, employee benefits and related taxes of $671,391 as compared to $593,625 for Second Quarter 2012, an increase of $77,766 or 13%.  The increase is primarily the result of increased staffing in the Company’s information technology infrastructure and marketing departments.

In Second Quarter 2013 we incurred advertising and marketing of $93,898 as compared to $27,785 for Second Quarter 2012, an increase of $66,113 or 238%.  The increase is primarily the result of the increased public relations and advertising consulting costs.

In Second Quarter 2013 our rent, utilities, telephone and communications increased $8,592 or 10% as compared to Second Quarter 2012.  The increase was the result of increases in the square footage leased and scheduled increases in monthly rental fees pertaining to InsPro LLC’s office.

In Second Quarter 2013 our professional fees increased as a result of higher technology consulting expenses, higher employee recruiting costs and outside sales consulting.

In Second Quarter 2013 our other expense increased primarily as a result of increased maintenance expense on computer hardware and software especially costs associated with assets acquired in connection with the Micro Focus Agreement combined with increased travel and entertainment costs associated with sales and marketing.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $26,838 in Second Quarter 2013 as compared to a loss from operations of $714,463 in Second Quarter 2012.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended June 30,
	2013	2012
Revenues:
Commission and other revenue from carriers	$17,278	$23,318
eHealth Agreement	89,727	106,295

	107,005	129,613

Operating expenses:
Other general and administrative	6,000	13,179

	6,000	13,179

Gain from discontinued operations	$101,005	$116,434

For Second Quarter 2013 we earned revenues from discontinued operations of $107,005 as compared to $129,613 in the Second Quarter 2012, a decrease of $22,608 or 17%.  Revenues include the following:

●	In Second Quarter 2013 our commission and other revenue from carriers decreased due to the declines in our telesales call center produced agency business.

●
On February 20, 2009, the Company entered into and completed the sale of the agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a Client Transition Agreement. In Second Quarter 2013 our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

Total operating expenses of discontinued operations decrease as a result of lower licensing and associated costs.

As a result of the aforementioned factors, we reported a gain from discontinued operations of $101,005 or $0.00 gain from discontinued operations per share in Second Quarter 2013 as compared to a gain from discontinued operations of $116,434 or $0.00 gain from discontinued operations per share in Second Quarter 2012.

Other income (expenses)

The loss on the change of the fair value of the warrant liability in the Second Quarter 2013 and in the Second Quarter 2012 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at a price lower than the exercise price of these warrants.  The loss on the change of the fair value of the warrant liability is primarily attributable to the increase in the per share price of the Company’s common stock.

Interest expense is attributable to interest on the Company’s loan with Silicon Valley Bank, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages. The increase in interest expense is the result of interest on the Company’s loan with Silicon Valley Bank.

Net loss

As a result of these factors discussed above, we reported a net loss of $37,439 or $0.00 net loss per share in Second Quarter 2013 as compared to a net loss of $5,243,304 or $0.13 net loss per share in Second Quarter 2012.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

Revenues

For the six months ended June 30, 2013 (“2013 To Date”), we earned revenues of $8,889,578 compared to $5,462,160 for the six months ended June 30, 2012 (“2012 To Date”), an increase of $3,427,418 or 63%.  Revenues include the following:

	For the Six Months Ended June 30,
	2013	2012

Professional services	$3,846,606	$3,462,515
ASP revenue	1,929,201	1,546,765
Sales of software licenses	2,475,000	-
Maintenance revenue	637,771	445,230
Sub-leasing and other revenue	1,000	7,650

Total	$8,889,578	$5,462,160

●
In 2013 To Date our professional services revenue increased $384,091 or 11% as a result of higher implementation services for four new clients in 2013 partially offset by lower post implementation services for existing clients.  Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise.  Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

●
In 2013 To Date our ASP revenue increased $382,436 or 25% as a result of increased fees from ongoing and recent implementations of InsPro Enterprise.  ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company.  ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

●	In 2013 To Date we earned $2,475,000 of license fee revenue, which were license fees recognized upon the completion of the implementation of InsPro Enterprise for three clients.

●	In 2013 To Date our maintenance revenue increased $192,541 or 43% as a result of increased fees from four clients’ recent implementations of InsPro Enterprise.

●	We earned sub-leasing revenue from the sub-leasing of space in our Radnor office to third parties on a month-to-month basis.

Cost of Revenues

Our cost of revenues for 2013 To Date was $6,427,135 as compared to $4,998,316 for 2012 To Date for an increase of $1,428,819 or 29%.  Cost of revenues consisted of the following:

	For the Six Months Ended June 30,
	2013	2012

Salaries, employee benefits and related taxes	$3,833,514	$2,650,379
Professional fees	1,917,213	1,629,183
Depreciation	269,339	218,230
Amortization of intangibles acquired as a result of the InsPro acquisition	-	173,367
Rent, utilities, telephone and communications	214,613	173,212
Other cost of revenues	192,455	153,945
	$6,427,135	$4,998,316

●
In 2013 To Date our salaries, employee benefits and related taxes component of cost of revenues increased $1,183,135 or 45% as compared to 2012 To Date.  Salaries, employee benefits and related taxes increased primarily as a result of increased employee staffing related to the increase in the number of InsPro LLC’s clients and our in-sourcing of variance activities previously performed by outside consulting firms.

●
In 2013 To Date our professional fees component of cost of revenues increased $288,030 or 18% as compared to 2012 To Date.  Professional fees increased as a result of increased utilization of several outside consulting firms, which are assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementation of InsPro Enterprise.

●
In 2013 To Date we incurred depreciation expense of $269,339 as compared to $218,230 in 2012 To Date.  The increase was primarily due to assets acquired on April 30, 2012 in connection with the Micro Focus Agreement.

●	We incurred amortization expense pertaining to the intangible assets acquired from InsPro LLC on October 1, 2007, which were fully amortized as of September 30, 2012.

●
In 2013 To Date our rent, utilities, telephone and communications component of cost of revenues increased $41,402 or 24% as compared to 2012 To Date.  The increase was the result of increases in the square footage leased and scheduled increases in monthly rental fees pertaining to InsPro LLC’s office.

●
In 2013 To Date our other cost of revenues component of cost of revenues increased $38,510 or 25% as compared to 2012 To Date.  The increase was the result of increased travel and lodging costs associated with increase in the number of InsPro LLC’s clients.  Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $2,462,443 in 2013 To Date as compared to a gross profit of $463,844 in 2012 To Date.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for 2013 To Date was $2,554,073 as compared to $1,922,824 for 2012 To Date for an increase of $631,249 or 33%.  Selling, marketing and administrative expenses consisted of the following:

	For the Six Months Ended June 30,
	2013	2012

Salaries, employee benefits and related taxes	$1,323,355	$1,155,204
Advertising and other marketing	150,070	60,317
Depreciation	77,475	70,159
Rent, utilities, telephone and communications	192,391	181,701
Professional fees	441,824	208,502
Other general and administrative	368,959	246,941
	$2,554,073	$1,922,824

In 2013 To Date we incurred salaries, employee benefits and related taxes of $1,323,355 as compared to $1,155,204 for 2012 To Date, an increase of $168,151 or 15%.  The increase is primarily the result of increased staffing in the Company’s information technology infrastructure and marketing departments.

In 2013 To Date we incurred advertising and marketing of $150,070 as compared to $60,317 for 2012 To Date, an increase of $89,753 or 149%.  The increase is primarily the result of the increased public relations consulting and advertising consulting costs.

In 2013 To Date we incurred depreciation expense of $77,475 as compared to $70,159 in 2012 To Date.  The increase was primarily due to assets acquired on April 30, 2012, whereby InsPro LLC entered into an Application Provider Hosting Agreement (the “Micro Focus Agreement”) with Micro Focus (US) Inc. (“Micro Focus”).  As part of the Micro Focus Agreement, InsPro LLC expanded its perpetual license rights to a Micro Focus software product used by InsPro LLC in conjunction with hosting its InsPro EnterpriseTM software.

In 2013 To Date our rent, utilities, telephone and communications increased $10,690 or 6% as compared to 2012 To Date.  The increase was the result of increases in the square footage leased and scheduled increases in monthly rental fees pertaining to InsPro LLC’s office.

In 2013 To Date our professional fees increased as a result of higher legal fees and other costs associated with our rights offering, higher technology consulting expenses, higher employee recruiting costs and outside sales consulting.

In 2013 To Date our other expense increased primarily as a result of increased maintenance expense on computer hardware and software especially costs associated with assets acquired in connection with the Micro Focus Agreement.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $91,630 in 2013 To Date as compared to a loss from operations of $1,458,980 in 2012 To Date.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Six Months ended June 30,
	2013	2012
Revenues:
Commission and other revenue from carriers	$35,282	$49,866
Transition policy commission pursuant to the Agreement	191,297	243,211

	226,579	293,077

Operating expenses:
Other general and administrative	11,820	22,801

	11,820	22,801

Gain from discontinued operations	$214,759	$270,276

For 2013 To Date we earned revenues from discontinued operations of $226,579 as compared to $293,077 in 2012 To Date, a decrease of $66,498 or 23%.  Revenues include the following:

●	In 2013 To Date our commission and other revenue from carriers decreased due to the declines in our telesales call center produced agency business.

●	In 2013 To Date our transition policy commission pursuant to the Client Transition Agreement decreased due to the declines in our telesales call center produced agency business.

Total operating expenses of discontinued operations decreased are a result of lower licensing and associated costs.

As a result of the aforementioned factors, we reported a gain from discontinued operations of $214,759 or $0.01 gain from discontinued operations per share in 2013 To Date as compared to a gain from discontinued operations of $270,276 or $0.01 gain from discontinued operations per share in 2012 To Date.

Other income (expenses)

The loss on the change of the fair value of the warrant liability in the 2013 To Date and 2012 To Date represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at a price lower than the exercise price of these warrants.  The loss on the change of the fair value of the warrant liability was primarily attributable to the increase in the per share price of the Company’s common stock.

Interest expense is attributable to interest on the Company’s loan with Silicon Valley Bank, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages. The increase in interest expense is the result of interest on the Company’s loan with Silicon Valley Bank.

Net loss

As a result of these factors discussed above, we reported a net loss of $275,931 or $0.01 net loss per share in 2013 To Date as compared to a net loss of $5,710,200 or $0.014 net loss per share in 2012 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had a cash balance of $2,730,609 and working capital of $1,355,480.

Net cash used by operations was $459,000 in 2013 To Date as compared to $180,910 in 2012 To Date.  Impacting our cash flow from operations was our net loss of $275,931 in 2013 To Date as compared to our net loss of $5,710,200 in 2012 To Date and:

●	Increases in accounts receivable of $83,663 in 2013 To Date, which is primarily the result of increased billings to clients in 2013 To Date.

●	Increases in prepaid expenses of $103,276 in 2013 To Date, which is primarily the result of annual computer software and annual corporate insurance payments in 2013 To Date.

●	Decreases in accounts payable of $542,325 in 2013 To Date, which is primarily the result of increased payments to several outside IT consulting firms of amounts owed as December 31, 2012.

●	Decreases in accrued liabilities of $25,155 in 2013 To Date, which is primarily the result of lower accrued employee costs.

●	Decreases in deferred revenue of $388,174 in 2013 To Date, which is primarily the result of license fee deposits, which were collected in 2012 and earned in 2013 To Date.

In addition to cash used in operating activities we incurred the following non-cash gain and expenses, which were included in our net loss, including:

●	Recorded depreciation and amortization expense of $346,814 and $461,756 in 2013 To Date and 2012 To Date, respectively.

●	Recorded stock-based compensation and consulting expense of $37,497 and $50,754 in 2013 To Date and 2012 To Date, respectively.

●	Recognized a loss on change in fair value of warrants liabilities of $382,199 and $4,508,078 in 2013 To Date and 2012 To Date, respectively.

Net cash used by investing activities in 2013 To Date was $86,720 as compared to $438,557 in 2012 To Date.  The decrease is primarily the result of computer hardware acquired in 2012 in connection with new clients utilizing the Company’s hosting service for InsPro EnterpriseTM.

Net cash used by financing activities in 2013 To Date was $71,360 as compared to cash provided of $39,230 in 2012 To Date.

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

●	We entered into notes payable to finance two of the Company’s corporate insurance premiums.

●	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations.

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

As of June 30, 2013, the Company was in compliance with the Loan Agreement, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base and AQR under the Revolving Facility were $1,612,060 and 1.81:1.00, respectively.

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

Date: August 14, 2013	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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