Form 10-Q
period 2013-09-30
InsPro Technologies Corp
filed 2013-11-14
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer	☐	Accelerated Filer ☐
Non-Accelerated Filer	☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of November 14, 2013, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES CORPORATION
Form 10-Q Quarterly Report

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$2,831,072	$3,347,689
Accounts receivable, net	2,189,196	1,706,414
Prepaid expenses	309,679	236,719
Other current assets	1,874	1,723
Assets of discontinued operations	31,075	63,519

Total current assets	5,362,896	5,356,064

Property and equipment, net	1,090,249	1,422,043
Other assets	70,000	70,000

Total assets	$6,523,145	$6,848,107

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$584,748	$551,985
Accounts payable	926,007	1,561,403
Accrued expenses	478,883	523,324
Current portion of capital lease obligations	57,659	61,849
Deferred revenue	1,325,896	1,680,833

Total current liabilities	3,373,193	4,379,394

LONG TERM LIABILITIES:
Warrant liability	708,399	225,000
Capital lease obligations	40,271	83,510

Total long term liabilities	748,670	308,510

Total liabilities	4,121,863	4,687,904

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized) Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 3,809,378 and 3,297,378 shares issued and outstanding (liquidation value $11,428,134 and $9,892,134, respectively)	7,709,919	6,617,812
Common stock ($.001 par value; 300,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	43,375,504	43,317,338
Accumulated deficit	(51,589,788)	(50,680,594)

Total shareholders’ equity	2,401,282	2,160,203

Total liabilities and shareholders’ equity	$6,523,145	$6,848,107

(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$2,856,841	$3,372,990	$11,746,419	$8,835,150

Cost of revenues	2,578,497	3,453,545	9,005,632	8,451,861

Gross profit	278,344	(80,555)	2,740,787	383,289

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	690,617	580,579	2,013,972	1,735,783
Advertising and other marketing	129,182	84,802	279,252	145,119
Depreciation	42,082	39,700	119,557	109,859
Rent, utilities, telephone and communications	95,747	99,652	288,138	281,353
Professional fees	160,900	176,905	602,724	385,407
Other general and administrative	180,181	178,323	549,140	425,264

Total selling, general and administrative expenses	1,298,709	1,159,961	3,852,783	3,082,785

Loss from operations	(1,020,365)	(1,240,516)	(1,111,996)	(2,699,496)

Gain from discontinued operations	90,498	138,818	305,257	409,094

Other income (expense):
Gain (loss) on the change of the fair value of warrant liability	306,000	-	(76,199)	(4,508,078)
Interest income	-	419	-	4,008
Interest expense	(9,395)	(53,300)	(26,256)	(70,307)

Total other income (expense)	296,605	(52,881)	(102,455)	(4,574,377)

Net loss	$(633,262)	$(1,154,579)	$(909,194)	$(6,864,779)

Net income (loss) per common share - basic and diluted:
Loss from operations	$(0.01)	$(0.03)	$(0.03)	$(0.18)
Gain from discontinued operations	-	-	0.01	0.01
Net loss per common share	$(0.01)	$(0.03)	$(0.02)	$(0.17)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(909,194)	$(6,864,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	522,056	717,072
Stock-based compensation	58,165	72,632
Loss on change of fair value of warrant liability	76,199	4,508,078
Changes in assets and liabilities:
Accounts receivable	(482,782)	(938,141)
Prepaid expenses	36,520	(168,494)
Other current assets	(151)	1,743
Accounts payable	(635,396)	738,392
Accrued expenses	(44,441)	191,394
Deferred revenue	(354,937)	1,049,539
Assets of discontinued operations	32,444	16,185

Net cash used in operating activities	(1,701,517)	(676,379)

Cash Flows From Investing Activities:
Purchase of property and equipment	(190,261)	(911,580)

Net cash used in investing activities	(190,261)	(911,580)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock and warrants	1,536,000	-
Fees paid in connection with sale of preferred stock and warrants	(36,693)	-
Gross proceeds from notes and loans payable	-	118,206
Payments on notes payable	(76,717)	(60,106)
Payments on capital leases	(47,429)	(81,162)

Net cash provided by financing activities	1,375,161	(23,062)

Net decrease in cash	(516,617)	(1,611,021)

Cash - beginning of the period	3,347,689	3,702,053

Cash - end of the period	$2,831,072	$2,091,032
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$24,335	$21,604
Non cash financing activities:
Accrued Interest on loan payable	$1,921	$48,703

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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
September 30, 2013

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

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  At September 30, 2013 and December 31, 2012, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $0 and $0, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of September 30, 2013 and December 31, 2012, because of the relatively short-term maturity of these instruments and their market interest rates.

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
September 30, 2013

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
September 30, 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  As of September 30, 2013, the tax years ended December 31, 2012, 2011 and 2010 are still subject to audit.

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

 The Company’s common stock equivalents include the following:

	September 30,	December 31,
	2013	2012

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	76,187,560	65,947,560
Options to purchase common stock issued, outstanding and exercisable	5,125,000	4,780,000
Warrants to purchase common stock issued, outstanding and exercisable	72,140,447	92,020,447
Warrants to purchase series A convertible preferred stock, issued, outstanding and exercisable	6,000,000	6,000,000
	184,988,007	194,283,007

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
September 30, 2013

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
September 30, 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro EnterpriseTM design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs and depreciation.  For the nine months ended September 30, 2013 and 2012, cost of revenues consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Salaries, employee benefits and related taxes	$1,791,087	$1,677,420	$5,624,602	$4,327,799
Professional fees	461,660	1,382,394	2,378,873	3,011,577
Depreciation	133,160	128,933	402,499	347,163
Amortization of intangibles acquired as a result of the InsPro acquisition	-	86,683	-	260,050
Rent, utilities, telephone and communications	105,895	115,119	320,508	288,331
Other cost of revenues	86,695	62,996	279,150	216,941
	$2,578,497	$3,453,545	$9,005,632	$8,451,861

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred. For the three months ended September 30, 2013 and 2012, advertising and other marketing costs were $129,182 and $84,802, respectively.  For the nine months ended September 30, 2013 and 2012, advertising and other marketing costs were $279,252 and $145,119, respectively.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”).  At September 30, 2013, the Company had $2,831,072 of cash in United States bank deposits, of which $500,804 was federally insured and $2,330,268 was not federally insured.  In 2010 the FDIC insurance coverage limit was increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s InsPro EnterpriseTM clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	September 30, 2013	December 31, 2012

Client #1	25%	38%
Client #2	22%	20%
Client #3	12%	10%
Client #4	11%	-

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table lists the percentage of the Company’s revenue earned from the Company’s InsPro Enterprise clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the Nine Months Ended September 30,
	2013	2012

Client #1	30%	36%
Client #2	11%	12%
Client #3	10%	-

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

Registration rights agreements

At September 30, 2013, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements.  Accordingly no liability was recorded as of September 30, 2013.  See Note 5 - Stockholders Equity – Registration and Participation Rights.

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
September 30, 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit (“UTB”), or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the UTB should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The Company does not believe that the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – DISCONTINUED OPERATIONS

The Company has classified its former telesales call center and external agent produced agency business as discontinued operations. During the first quarter of 2009, the Company ceased the direct marketing and sale of health and life insurance and related products to individuals and families in its Telesales call center.  The Company also determined to discontinue selling health and life insurance and related products to individuals and families through its non employee ISG agents.  On February 20, 2009, the Company entered into and completed the sale of the Agency Business to an unaffiliated third party, pursuant to the terms of a Client Transition Agreement.

The financial position of discontinued operations was as follows:

	September 30, 2013	December 31, 2012

Accounts receivable	$28,075	$60,519
Other current assets	3,000	3,000
Net current assets of discontinued operations	$31,075	$63,519

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

The results of discontinued operations do not include any allocated or common overhead expenses.  The results of operations of discontinued operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Commission and other revenue from carriers	$16,060	$14,135	$51,342	$64,001
Transition policy commission pursuant to the Agreement	80,513	131,579	271,810	374,790

	96,573	145,714	323,152	438,791

Operating expenses:
Other general and administrative	6,075	6,896	17,895	29,697

	6,075	6,896	17,895	29,697

Gain from discontinued operations	$90,498	$138,818	$305,257	$409,094

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	At September 30, 2013	At December 31, 2012
Computer equipment and software	3	$3,008,630	$2,818,369
Office equipment	4.6	237,629	237,629
Office furniture and fixtures	6.7	189,857	189,857
Leasehold improvements	5.4	94,620	94,620
		3,530,736	3,340,475

Less accumulated depreciation		(2,440,487)	(1,918,432)

		$1,090,249	$1,422,043

For the three months ended September 30, 2013 and 2012, depreciation expense was $175,242 and $168,632, respectively. For the nine months ended September 30, 2013 and 2012, depreciation expense was $522,056 and $457,021, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

As of September 30, 2013, the Company was in compliance with the Loan Agreement, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base and AQR under the Revolving Facility were $1,389,459 and 2.13:1.00, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2013 and December 31, 2012, the Company was authorized to issue 300,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”).  As of September 30, 2013 and December 31, 2012, the Company had 41,543,655 shares of its Common Stock issued and outstanding.  The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	September 30, 2013	December 31, 2012

Exercise of options issued and outstanding to purchase common stock	6,200,000	6,180,000
Issuance of common shares available under the 2010 Equity Compensation Plan	22,796,980	22,816,980
Exercise of warrants issued and outstanding to purchase common stock	72,140,447	92,020,447
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	6,000,000	6,000,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	76,187,560	65,947,560

Total common stock reserved for issuance	208,859,987	218,499,987

The above table includes common stock reserved for non exercisable stock options and common stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Series A Convertible Preferred Stock

As of September 30, 2013 and December 31, 2012, the Company was authorized to issue 3,437,500 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”).  As of September 30, 2013 and December 31, 2012, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding.  As of September 30, 2013 and December 31, 2012, the Company has reserved 300,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

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

Series B Convertible Preferred Stock

As of September 30, 2013 and December 31, 2012, the Company was authorized to issue 5,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 per share (“Series B Preferred Stock”).  As of September 30, 2013 and December 31, 2012, the Company had 3,809,378 and 3,297,378 of its Series B Preferred Stock issued and outstanding, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s common and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.  Upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price or $11,428,134 and 9,892,134 as of September 30, 2013 and December 31, 2012, respectively, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of common and preferred stock on an as-converted basis.  Each share of Series B Preferred Stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock.  For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock.  In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price in aggregate for all issued and outstanding Series B Preferred Stock.

On February 8, 2013, the Company filed a registration statement for a rights offering on Form S-1, which the Securities and Exchange Commission declared effective on February 12, 2013, to distribute to stockholders at no charge, one non-transferable subscription right for each 12,756 shares of our Common Stock and 638 shares of our preferred stock owned as of January 31, 2013, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on stockholders’ behalf, as a beneficial owner of such shares.  If the rights offering was fully subscribed the gross proceeds from the rights offering would have been $2.5 million. This rights offering was designed to give all of the holders of the Company’s capital stock the opportunity to participate in an equity investment in the Company on the same economic terms as the Company’s 2012 private placement.

The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $240 per unit.  A Subscription Unit consisted of 80 shares of the Company’s Series B Convertible Preferred Stock with a par value of $0.001 per share (“Series B Preferred Stock”) and a five-year warrant to purchase 800 shares of the Company’s Common Stock at an exercise price of $0.15 per share.  In the event that a holder of a Subscription Unit purchased all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder had the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

The warrants issued on March 14, 2013 include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.15 per share of Common Stock during the first two years following the date of issuance of these warrants, subject to customary exceptions.  As a result the Company determined that these warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock.

The Company allocated $7,200 of the $36,000 gross proceeds received as a result of the rights offering to the warrant liability using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 711%, a risk-free interest rate of 0.10%, an expected term of 5 years and 0% dividend yield.   See “Common Stock Warrants” below and Note 9 – Fair Value Measurements - Warrant Liability.  The legal costs incurred as a result of the rights offering exceeded the gross proceeds.  During the nine months ended September 30, 2013 the Company incurred $61,258 in legal costs in connection with the rights offering of which $32,458 was recorded as professional services expense and $28,800 was recorded to Series B Preferred Stock.

On September 12, 2013, the Company entered into and completed a private placement (the “Private Placement”) with Independence Blue Cross, a Pennsylvania hospital plan corporation (the “Investor”), for an aggregate of 500,000 shares of Series B Preferred Stock, and warrants (“September 2013 Warrants”) to purchase 5,000,000 shares of Common Stock, pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, the Company agreed to sell to the Investor 500,000 investment units (each, a “Private Placement Unit”) in the Private Placement at a per Private Placement Unit purchase price equal to $3.00. Each Private Placement Unit sold in the Private Placement consisted of one share of Series B Preferred Stock and a September 2013 Warrant to purchase ten shares of Common Stock at an initial exercise price of $0.15 per share, subject to adjustment.

The closing of the Private Placement was subject to customary closing conditions. The gross proceeds from the closing of the Private Placement were $1,500,000.  The Company incurred $7,893 in legal costs in connection with the Private Placement, which was recorded to Series B Preferred Stock.

In connection with the signing of the Purchase Agreement, the Company and the Investor also entered into a registration rights agreement (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company agreed to prepare and file with the SEC, within 30 days following the receipt of a demand notice of a holder of Registrable Securities, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the Shares and the Warrant Shares (collectively, the “Registrable Securities”). Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as soon as practicable but, in any event, no later than 60 days following the date of the filing of the Registration Statement (or 120 days following the date of the filing of the Registration Statement in the event the Registration Statement is subject to review by the SEC), and agreed to use its reasonable best efforts to keep the Registration Statement effective under the Securities Act until the date that all of the Registrable Securities covered by the Registration Statement have been sold or may be sold without volume restrictions pursuant to Rule 144(b)(i) promulgated under the Securities Act.  In addition, if the Company proposes to register any of its securities under the Securities Act in connection with the offering of such securities for cash, the Company shall, at such time, promptly give each holder of Registrable Securities notice of such intent, and such holders shall have the option to register their Registrable Securities on such additional registration statement.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

The Registration Rights Agreement also provides for payment of partial damages to the Investor under certain circumstances relating to failure to file or obtain or maintain effectiveness of the Registration Statement, subject to adjustment.

The Purchase Agreement also provides for a customary participation right for the Investor, subject to certain exceptions and limitations, which grants the Investor the right to participate in any future capital raising financings of the Company occurring prior to November 20, 2014.  The Investor may participate in such financings at a level based on the Investor’s ownership percentage of the Company on a fully-diluted basis prior to such financing.

The Company allocated $400,000 of the $1,500,000 gross proceeds received as a result of the Private Placement to the warrant liability using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 703%, a risk-free interest rate of 0.10%, an expected term of 5 years and 0% dividend yield.   See “Common Stock Warrants” below and Note 9 – Fair Value Measurements - Warrant Liability.

Stock Options

During the nine months ended September 30, 2013, 380,000 options, which were previously granted to former employees of the Company, expired in accordance with the terms of the stock options.

On March 20, 2013, the Company granted to an executive of the Company an option to purchase a total of 150,000 shares of the Company’s Common Stock, which vests as follows: 37,500 shares of Common Stock on March 20 of each year from 2014 through 2017.  This option has a five year term and an exercise price of $0.10, which is equal to the closing price of one share of the Company’s Common Stock as quoted on the OTCBB on March 20, 2013.  The fair value of the option granted was estimated on the date of the grant to be $15,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 713%, risk-free interest rate: 0.07%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%.  The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $1,304 for the nine months ended September 30, 2013.

On April 1, 2013, the Company granted to an executive of the Company an option to purchase a total of 250,000 shares of the Company’s Common Stock, which vests as follows: 62,500 shares of Common Stock on April 1 of each year from 2014 through 2017.  This option has a five year term and an exercise price of $0.10, which is equal to the closing price of one share of the Company’s Common Stock as quoted on the OTCBB on April 1, 2013.  The fair value of the option granted was estimated on the date of the grant to be $25,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 714%, risk-free interest rate: 0.07%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%.  The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $1,563 for the nine months ended September 30, 2013.

As of September 30, 2013, there were 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 22,796,980 shares of our Common Stock remain available for future stock option grants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

The Company recorded compensation expense pertaining to employee stock options in salaries, commission and related taxes of $58,165 and $72,632 for the nine months ended September 30, 2013 and 2012, respectively.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $88,974 as of September 30, 2013, which will be recognized over a weighted average 2.3 years in the future.

A summary of the Company’s outstanding stock options as of and for the nine months ended September 30, 2013 are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2012	6,180,000	$0.48	$0.34	1.99	$-

For the period ended September 30, 2013
Granted	400,000	0.10	0.10
Exercised	-	-	-
Expired	(380,000)	0.07	0.07

Outstanding at September 30, 2013	6,200,000	$0.48	$0.34	1.16	$2,450

Outstanding and exercisable at September 30, 2013	5,125,000	$0.55	$0.39	1.22	$2,450

(1)	The aggregate intrinsic value is based on the $0.07 closing price as of September 30, 2013 for the Company’s Common Stock.

The following information applies to options outstanding at September 30, 2013:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.060	120,000	0.5	$0.060	120,000	$0.060
0.065	250,000	1.8	0.065	250,000	0.065
0.100	3,105,000	0.3	0.100	2,405,000	0.100
0.111	1,500,000	1.9	0.111	1,125,000	0.111
1.000	750,000	2.1	1.000	750,000	1.000
3.500	75,000	2.5	3.500	75,000	3.500
$3.600	400,000	2.6	$3.600	400,000	$3.600
	6,200,000			5,125,000

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock Warrants

Effective with the March 14, 2013 expiration of the subscription rights for the Company’s rights offering the Company issued on March 14, 2013, five-year warrants to purchase in aggregate 120,000 shares of Common Stock at an exercise price of $0.15 per share.  These warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.15 per share of Common Stock through March 14, 2015, subject to customary exceptions.  The Company determined these warrants did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock.  See Note 9 – Fair Value Measurements – Warrant Liability.

The September 2013 Warrants provide that the holders thereof shall have the right at any time prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below) and (ii) November 20, 2017, to acquire up to a total of 5,000,000 shares of Common Stock of the Company upon the payment of $0.15 per Warrant Share (the “Exercise Price”).  The Company also has the right, at any point after which the volume weighted average trading price per share of the Preferred Stock for a minimum of 20 consecutive trading days is equal to at least eight times the Exercise Price per share, provided that certain other conditions have been satisfied, to call the outstanding September 2013 Warrants, in which case such September 2013 Warrants will expire if not exercised within ten business days thereafter.  The September 2013 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.15 per share of Common Stock until November 20, 2014, subject to customary exceptions. The Company determined the September 2013 Warrants did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock.  See Note 9 – Fair Value Measurements – Warrant Liability.

A summary of the status of the Company’s outstanding stock warrants as of and for the nine months ended September 30, 2013 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2012	92,020,447	$0.17

For the year ended December 31, 2012
Granted	5,120,000	0.15
Exercised	-	-
Expired	(25,000,000)	0.20
Outstanding and exercisable at September 30, 2013	72,140,447	$0.15

Outstanding warrants at September 30, 2013 have a weighted average remaining contractual life of 1.4 years.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

The following information applies to warrants outstanding at September 30, 2013:

Warrant Issue Date	Warrant Exercise Price	Warrant Expiration Date	Weighted Average Remaining Life	Anti-dilution Provision Expiration Date	Outstanding Common Stock Warrants

1/15/2009	$0.15	1/14/2014	0.3	expired	26,666,667
3/26/2010	0.15	3/26/2015	1.5	expired	7,380,000
9/30/2010	0.15	9/30/2015	2.0	expired	18,000,010
11/29/2010	0.15	11/29/2015	2.2	expired	2,000,000
12/22/2010	0.15	12/22/2015	2.2	expired	7,973,780
11/20/2012	0.15	11/20/2017	4.1	11/20/2014	4,999,990
3/14/2013	0.15	3/14/2018	4.5	3/14/2015	120,000
9/12/2013	$0.15	11/20/2017	4.1	11/20/2014	5,000,000

					72,140,447

Series A Preferred Stock warrants

Outstanding preferred stock warrants to purchase the Company’s Series A Preferred Stock at September 30, 2013 have a remaining contractual life of 2.4 years. A summary of the status of the Company’s outstanding Series A Preferred Stock warrants as of and for the nine months ended September 30, 2013 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding at December 31, 2012	300,000	$4.00

For the period ended September 30, 2013
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at September 30, 2013	300,000	4.00
Exercisable at September 30, 2013	300,000	$4.00

Registration and Participation Rights

As of September 30, 2013, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

Property and equipment includes the following amounts for leases that have been capitalized as of September 30, 2013 and December 31, 2012:

		September 30, 2013	December 31, 2012
	Useful Life (Years)
Computer equipment and software	3	$672,027	672,027
Phone System	3	15,011	15,011
		687,038	687,038
Less accumulated depreciation		(653,099)	(626,258)
		$33,939	$60,780

Future minimum payments required under capital leases at September 30, 2013 are as follows:

2013	$18,052
2014	66,541
2015	17,324

Total future payments	101,917
Less amount representing interest	3,987

Present value of future minimum payments	97,930
Less current portion	57,659

Long-term portion	$40,271

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation (the “Contribution”).  The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first.  The Company made contributions of $57,628 and $42,618 for the nine months ended September 30, 2013 and 2012, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 8 – OPERATING LEASES

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania.  The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of Landlord’s building expenses. Under the terms of the lease agreement, rent was waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet.  The Company recorded a liability for deferred rent in accrued liabilities in the amount of $89,217 as of September 30, 2013.

The Company leases certain real and personal property under non-cancelable operating leases.  Rent expense was $266,625 and $403,527 for the nine months ended September 30, 2013 and 2012, respectively.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

The following tables provide a summary of the fair values of the Company’s assets and liabilities.

	As of September 30, 2013
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	$-	$-	$708,399	$708,399

Total liabilities	$-	$-	$708,399	$708,399

	As of December 31, 2012
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	$-	$-	$225,000	$225,000
Total liabilities	$-	$-	$225,000	$225,000

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
September 30, 2013

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

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

Warrant Issue Date	Warrant Exercise Price	Common Stock Closing Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

3/14/2013	$0.15	$0.06	120,000	5.0	711%	$7,200

The Company determined that the fair value of the warrant liability for the September 2013 Warrants to be $400,000 in the aggregate.  The fair value of the warrant liability for the September 2013 Warrants issued on September 12, 2013 was determined on the date of their issuance, which was recorded in warrant liability, using the Black Scholes Option Pricing Model based on an expected term of five years, an assumed dividend yield of 0% and the following assumptions:

Warrant Issue Date	Warrant Exercise Price	Common Stock Closing Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

9/12/2013	$0.15	$0.08	5,000,000	5.0	703%	$400,000

The Company determined the fair value of the warrant liability at September 30, 2013 was $708,399. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: common stock closing price of $0.07 per share as of September 30, 2013, dividend yield: 0%, risk free rate: 0.04% and the following:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

11/20/2012	$0.15	4,999,990	4.1	704%	$349,999
3/14/2013	$0.15	120,000	4.5	721%	$8,400
9/12/2013	$0.15	5,000,000	5.0	741%	$350,000
					$708,399

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the nine months ended September 30, 2013:

Warrant liability balance as of December 31, 2012	$225,000
Fair value of warrants issued during the period	407,200
Increase in the fair value of warrant liability, included in net loss	76,199
Warrant liability balance as of September 30, 2013	$708,399

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenues

For the three months ended September 30, 2013 (“Third Quarter 2013”), we earned revenues of $2,856,841 compared to $3,372,990 for the three months ended September 30, 2012 (“Third Quarter 2012”), a decrease of $516,149 or 15%.  Revenues include the following:

	For the Three Months Ended September 30,
	2013	2012

Professional services	$1,487,699	$2,361,674
ASP revenue	968,749	752,525
Maintenance revenue	398,393	258,791
Sub-leasing and other revenue	2,000	-

Total	$2,856,841	$3,372,990

●
In Third Quarter 2013 our professional services revenue decreased $873,975 or 37% as a result of lower implementation services for new clients in 2013 as compared to implementation services for new clients in 2012.  Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise.  Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

●
In Third Quarter 2013 our ASP revenue increased $216,224 or 29% as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients.  ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company.  ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

●	In Third Quarter 2013 our maintenance revenue increased $139,602 or 54% as a result of increased fees from four clients’ recent implementations of InsPro Enterprise.

●	We earned sub-leasing revenue from the sub-leasing of space in our Radnor office to third parties on a month-to-month basis.

Cost of Revenues

Our cost of revenues for Third Quarter 2013 was $2,578,497 as compared to $3,453,545 for Third Quarter 2012 for a decrease of $875,048 or 25% as compared to Third Quarter 2012.  Cost of revenues consisted of the following:

	For the Three Months Ended September 30,
	2013	2012

Salaries, employee benefits and related taxes	$1,791,087	$1,677,420
Professional fees	461,660	1,382,394
Depreciation	133,160	128,933
Amortization of intangibles acquired as a result of the InsPro acquisition	-	86,683
Rent, utilities, telephone and communications	105,895	115,119
Other cost of revenues	86,695	62,996
	$2,578,497	$3,453,545

●
In Third Quarter 2013 our salaries, employee benefits and related taxes component of cost of revenues increased $113,667 or 7% as compared to Third Quarter 2012.  Salaries, employee benefits and related taxes increased primarily as a result of increased employee staffing related to the increase in the number of InsPro LLC’s clients and our in-sourcing of various activities previously performed by outside consulting firms.

●
In Third Quarter 2013 our professional fees component of cost of revenues decreased $920,734 or 67% as compared to Third Quarter 2012.  Professional fees decreased as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementation of InsPro Enterprise.

●
In Third Quarter 2012 we incurred amortization expense pertaining to the intangible assets acquired from InsPro LLC (formerly Atiam Technologies, L.P.) on October 1, 2007, which were fully amortized as of September 30, 2012.

●
In Third Quarter 2013 our other cost of revenues component of cost of revenues increased $23,699 or 38% as compared to Third Quarter 2012.  The increase was the result of increased travel and lodging costs associated with increase in the number of InsPro LLC’s clients.  Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $278,344 in Third Quarter 2013 as compared to a gross loss of $80,555 in Third Quarter 2012.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for Third Quarter 2013 was $1,298,709 as compared to $1,159,961 for Third Quarter 2012 for an increase of $138,748 or 12% as compared to Third Quarter 2012.  Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended September 30,
	2013	2012

Salaries, employee benefits and related taxes	$690,617	$580,579
Advertising and other marketing	129,182	84,802
Depreciation	42,082	39,700
Rent, utilities, telephone and communications	95,747	99,652
Professional fees	160,900	176,905
Other general and administrative	180,181	178,323
	$1,298,709	$1,159,961

In Third Quarter 2013 we incurred salaries, employee benefits and related taxes of $690,617 as compared to $580,579 for Third Quarter 2012, an increase of $110,038 or 19%.  The increase is primarily the result of increased staffing in the Company’s information technology infrastructure and marketing departments.

In Third Quarter 2013 we incurred advertising and marketing of $129,182 as compared to $84,802 for Third Quarter 2012, an increase of $44,380 or 52%.  The increase is primarily the result of the increased public relations, insurance industry conference fees, and advertising consulting costs.

In Third Quarter 2013 our professional fees decreased as a result of lower legal expenses.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $1,020,365 in Third Quarter 2013 as compared to a loss from operations of $1,240,516 in Third Quarter 2012.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended September 30,
	2013	2012
Revenues:
Commission and other revenue from carriers	$16,060	$14,135
eHealth Agreement	80,513	131,579

	96,573	145,714

Operating expenses:
Other general and administrative	6,075	6,896

	6,075	6,896

Gain from discontinued operations	$90,498	$138,818

For Third Quarter 2013 we earned revenues from discontinued operations of $96,573 as compared to $145,714 in the Third Quarter 2012, a decrease of $49,141 or 34%.  Revenues include the following:

●	In Third Quarter 2013 our commission and other revenue from carriers decreased due to the declines in our telesales call center produced agency business.

●
On February 20, 2009, the Company entered into and completed the sale of the agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a Client Transition Agreement. In Third Quarter 2013 our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

Total operating expenses of discontinued operations decrease as a result of lower licensing and associated costs.

As a result of the aforementioned factors, we reported a gain from discontinued operations of $90,498 or $0.00 gain from discontinued operations per share in Third Quarter 2013 as compared to a gain from discontinued operations of $138,818 or $0.00 gain from discontinued operations per share in Third Quarter 2012.

Other income (expenses)

The gain on the change of the fair value of the warrant liability in the Third Quarter 2013 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at a price lower than the exercise price of these warrants.  The loss on the change of the fair value of the warrant liability is primarily attributable to the increase in the per share price of the Company’s common stock.

Interest expense is attributable to interest on the Company’s loan with Silicon Valley Bank, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages. The increase in interest expense is the result of interest on the Company’s loan with Silicon Valley Bank.

Net loss

As a result of these factors discussed above, we reported a net loss of $633,262 or $0.01 net loss per share in Third Quarter 2013 as compared to a net loss of $1,154,579 or $0.03 net loss per share in Third Quarter 2012.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Revenues

For the nine months ended September 30, 2013 (“2013 To Date”), we earned revenues of $11,746,419 compared to $8,835,150 for the nine months ended September 30, 2012 (“2012 To Date”), an increase of $2,911,269 or 33%.  Revenues include the following:

	For the Nine Months Ended September 30,
	2013	2012

Professional services	$5,334,305	$5,824,189
ASP revenue	2,897,950	2,299,290
Sales of software licenses	2,475,000	-
Maintenance revenue	1,036,164	704,021
Sub-leasing and other revenue	3,000	7,650

Total	$11,746,419	$8,835,150

●
In 2013 To Date our professional services revenue decreased $489,884 or 8% as a result of lower implementation services for several new clients in 2013 partially offset by higher implementation services for new clients.  Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise.  Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

●
In 2013 To Date our ASP revenue increased $598,660 or 26% as a result of increased fees from ongoing and recent implementations of InsPro Enterprise.  ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company.  ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

●	In 2013 To Date we earned $2,475,000 of license fee revenue, which were license fees recognized upon the completion of the implementation of InsPro Enterprise for three clients.

●	In 2013 To Date our maintenance revenue increased $332,143 or 47% as a result of increased fees from clients’ recent implementations of InsPro Enterprise.

●	We earned sub-leasing revenue from the sub-leasing of space in our Radnor office to third parties on a month-to-month basis.

Cost of Revenues

Our cost of revenues for 2013 To Date was $9,005,632 as compared to $8,451,861 for 2012 To Date for an increase of $553,771 or 7%.  Cost of revenues consisted of the following:

	For the Nine Months Ended September 30,
	2013	2012

Salaries, employee benefits and related taxes	$5,624,602	$4,327,799
Professional fees	2,378,873	$3,011,577
Depreciation	402,499	347,163
Amortization of intangibles acquired as a result of the InsPro acquisition	-	260,050
Rent, utilities, telephone and communications	320,508	288,331
Other cost of revenues	279,150	216,941
	$9,005,632	$8,451,861

●
In 2013 To Date our salaries, employee benefits and related taxes component of cost of revenues increased $1,296,803 or 30% as compared to 2012 To Date.  Salaries, employee benefits and related taxes increased primarily as a result of increased employee staffing related to the increase in the number of InsPro LLC’s clients and our in-sourcing of variance activities previously performed by outside consulting firms.

●
In 2013 To Date our professional fees component of cost of revenues decreased $632,704 or 21% as compared to 2012 To Date.  Professional fees decreased as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementation of InsPro Enterprise.

●
In 2013 To Date we incurred depreciation expense of $402,499 as compared to $347,163 in 2012 To Date.  The increase was primarily due to assets acquired on April 30, 2012 in connection with the Micro Focus Agreement.

●	We incurred amortization expense pertaining to the intangible assets acquired from InsPro LLC on October 1, 2007, which were fully amortized as of September 30, 2012.

●
In 2013 To Date our rent, utilities, telephone and communications component of cost of revenues increased $32,177 or 11% as compared to 2012 To Date.  The increase was the result of increases in the square footage leased and scheduled increases in monthly rental fees pertaining to InsPro LLC’s office.

●
In 2013 To Date our other cost of revenues component of cost of revenues increased $62,209 or 29% as compared to 2012 To Date.  The increase was the result of increased travel and lodging costs associated with increase in the number of InsPro LLC’s clients.  Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $2,740,787 in 2013 To Date as compared to a gross profit of $383,289 in 2012 To Date.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for 2013 To Date was $3,852,783 as compared to $3,082,785 for 2012 To Date for an increase of $769,998 or 25%.  Selling, marketing and administrative expenses consisted of the following:

	For the Nine Months Ended September 30,
	2013	2012

Salaries, employee benefits and related taxes	$2,013,972	$1,735,783
Advertising and other marketing	279,252	145,119
Depreciation	119,557	109,859
Rent, utilities, telephone and communications	288,138	281,353
Professional fees	602,724	385,407
Other general and administrative	549,140	425,264
	$3,852,783	$3,082,785

In 2013 To Date we incurred salaries, employee benefits and related taxes of $2,013,972 as compared to $1,735,783 for 2012 To Date, an increase of $278,189 or 16%.  The increase is primarily the result of increased staffing in the Company’s information technology infrastructure and marketing departments.

In 2013 To Date we incurred advertising and marketing of $279,252 as compared to $145,119 for 2012 To Date, an increase of $134,133 or 92%.  The increase is primarily the result of the increased public relations, insurance industry conference fees, and advertising consulting costs.

In 2013 To Date we incurred depreciation expense of $119,557 as compared to $109,859 in 2012 To Date.  The increase was primarily due to assets acquired on April 30, 2012, whereby InsPro LLC entered into an Application Provider Hosting Agreement (the “Micro Focus Agreement”) with Micro Focus (US) Inc. (“Micro Focus”).  As part of the Micro Focus Agreement, InsPro LLC expanded its perpetual license rights to a Micro Focus software product used by InsPro LLC in conjunction with hosting its InsPro EnterpriseTM software.

In 2013 To Date our professional fees increased as a result of outside sales consulting, higher technology consulting expenses, higher employee recruiting costs and higher legal fees and other costs associated with our rights offering.

In 2013 To Date our other expense increased primarily as a result of increased travel expenses for sales and marketing activities.

Loss from operations

As a result of the aforementioned factors, we reported a loss from operations of $1,111,996 in 2013 To Date as compared to a loss from operations of $2,699,496 in 2012 To Date.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Nine Months ended September 30,
	2013	2012
Revenues:
Commission and other revenue from carriers	$51,342	$64,001
Transition policy commission pursuant to the Agreement	271,810	374,790

	323,152	438,791

Operating expenses:
Other general and administrative	17,895	29,697

	17,895	29,697

Gain from discontinued operations	$305,257	$409,094

For 2013 To Date we earned revenues from discontinued operations of $323,152 as compared to $438,791 in 2012 To Date, a decrease of $115,639 or 26%.  Revenues include the following:

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

As a result of the aforementioned factors, we reported a gain from discontinued operations of $305,257 or $0.01 gain from discontinued operations per share in 2013 To Date as compared to a gain from discontinued operations of $409,094 or $0.01 gain from discontinued operations per share in 2012 To Date.

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

Net loss

As a result of these factors discussed above, we reported a net loss of $909,194 or $0.02 net loss per share in 2013 To Date as compared to a net loss of $6,864,779 or $0.17 net loss per share in 2012 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, we had a cash balance of $2,831,072 and working capital of $1,989,703.

Net cash used by operations was $1,701,517 in 2013 To Date as compared to $676,379 in 2012 To Date.  Impacting our cash flow from operations was our net loss of $909,194 in 2013 To Date as compared to our net loss of $6,864,779 in 2012 To Date and:

●	Increases in accounts receivable of $482,782 in 2013 To Date, which is primarily the result of increased billings to clients in 2013 To Date.

●	Decreases in accounts payable of $635,396 in 2013 To Date, which is primarily the result of increased payments to several outside IT consulting firms of amounts owed as December 31, 2012.

●	Decreases in accrued liabilities of $44,441 in 2013 To Date, which is primarily the result of lower accrued employee costs.

●	Decreases in deferred revenue of $354,937 in 2013 To Date, which is primarily the result of license fee deposits, which were collected in 2012 and earned in 2013 To Date.

In addition to cash used in operating activities we incurred the following non-cash gain and expenses, which were included in our net loss, including:

●	Recorded depreciation and amortization expense of $522,056 and $717,072 in 2013 To Date and 2012 To Date, respectively.

●	Recorded stock-based compensation and consulting expense of $58,165 and $72,632 in 2013 To Date and 2012 To Date, respectively.

●	Recognized a loss on change in fair value of warrants liabilities of $76,199 and $4,508,078 in 2013 To Date and 2012 To Date, respectively.

Net cash used by investing activities in 2013 To Date was $190,261 as compared to $939,022 in 2012 To Date.  The decrease is primarily the result of the partial payments for computer software acquired from Micro Focus in connection with existing and new clients utilizing the Company’s hosting service for InsPro EnterpriseTM.

Net cash provided by financing activities in 2013 To Date was $1,375,161 as compared to $4,380 in 2012 To Date.

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

●
On September 12, 2013 the Company entered into and completed a private placement (the “Private Placement”) with Independence Blue Cross, a Pennsylvania hospital plan corporation (the “Investor”), for an aggregate of 500,000 shares of Series B Preferred Stock, and warrants (“September 2013 Warrants”) to purchase 5,000,000 shares of common stock, pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Company agreed to sell to the Investor 500,000 investment units (each, a “Private Placement Unit”) in the Private Placement at a per Unit purchase price equal to $3.00. Each Private Placement Unit sold in the Private Placement consisted of one share of Preferred Stock and a September 2013 Warrant to purchase ten shares of common stock at an initial exercise price of $0.15 per share, subject to adjustment.  The gross proceeds from the closing of the Private Placement were $1,500,000.

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

As of September 30, 2013, the Company was in compliance with the Loan Agreement, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base and AQR under the Revolving Facility were $1,389,459 and 2.13:1.00, respectively.

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

 Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the results of such assessment, the Chief Executive Officer and Chief Financial Officer has concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our internal controls and procedures were not effective as of the end of the period covered by this report have not been designed and are not functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules of the Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We did not maintain effective controls over financial reporting to ensure timely and accurate recognition and disclosure of the Company’s warrant liability and the gain on the change in fair value of the warrant liability during the third quarter of 2013. The Company’s internal controls over financial reporting failed to prevent the miscalculation of the Company’s warrant liability as of September 30, 2013, and the change in fair value of the warrant liability for the three and nine months ended September 30, 2013.  This determination was made as a result of input from the Company’s external auditors in connection with their review of the Company’s financial statements.  Due to the (1) materiality of the warrant liability and the change in fair value of the warrant liability and (2) the failure of the Company’s internal controls to prevent the miscalculation of the warrant liability and the change in fair value of the warrant liability, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.

Management’s Remediation Actions

In November 2013, Management implemented additional review procedures to include specific procedures in the review of the calculation of the warrant liability.

As a result of the implementation of the above procedures, Management has concluded that the material weakness described above has been remediated as of November 7, 2013.

(b) Change in Internal Control over Financial Reporting.

Except as noted above, there have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 14, 2013	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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

44