Form 10-K
period 2013-12-31
InsPro Technologies Corp
filed 2014-03-31
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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
Yes ☐ No ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates at June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,302,597.  Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 28, 2013.

As of March 31, 2014, there were 41,543,655 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

1

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

We acquired Atiam Technologies, L.P. on October 1, 2007.  This entity, which changed its name to InsPro Technologies, LLC on May 14, 2009, develops, sells and supports our InsPro EnterpriseTM software application.  InsPro Enterprise is a comprehensive, web-based insurance administration software application, which was introduced by Atiam Technologies, L.P. (now our InsPro Technologies, LLC subsidiary) in 2004.  InsPro Enterprise clients include insurance carriers and third party administrators.  We market InsPro Enterprise as a licensed software application, and we realize revenue from the sale of the software licenses, application service provider and hosting fees, software maintenance fees and consulting and implementation services.

During 2005 through October 1, 2007 our operations were primarily that of our former Telesales business, which we effectively sold in 2009.  Our former Telesales business is now classified as part of our discontinued operations.

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

During 2013, we earned $14,802,268 in revenue.  We earned 27%, 13% and 10% of our revenue from our three largest InsPro Enterprise clients.

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

An InsPro EnterpriseTM software license entitles the purchaser to a perpetual license to a copy of the InsPro Enterprise software installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP Hosting Service enables a client to lease InsPro Enterprise, paying only for that capacity required to support its business. ASP hosting clients access an instance of InsPro Enterprise installed on our servers located at InsPro Technologies’ offices or at a third party’s site. The ASP Hosting Service can also enable a client to outsource its application management of its perpetually licensed InsPro Enterprise software to InsPro Technologies.

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

InsPro Enterprise software agreements with our clients often involve multiple elements. We allocate revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectability is probable.  Maintenance revenue, which pertains to post-contract customer support, including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the maintenance agreement term.   If fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

InsPro Technologies is focused on the group voluntary (workplace) life and health products, senior health, disability, affinity, long term care and association segments of the insurance industry. InsPro Technologies competes with such concerns as Synnex Corporation (Genelco Software), Computer Sciences Corporation (FutureFirst), LifePro and Fiserv Inc. (ID3), as well as with such smaller enterprises as Management Data, Inc. To compete we use best practice technologies and methods incorporated into InsPro Enterprise, which provides customers with a user-friendly, flexible, modular and cost-effective insurance administrative software system. We also compete on price with a typical InsPro software license fee ranging from $500,000 to $2,000,000. InsPro Enterprise’s modular design, scalability and ASP hosting service option makes InsPro Enterprise a compelling insurance administrative system for clients ranging from small third party administrators to the largest insurance carriers.

Employees

As of December 31, 2013 we had 79 full time employees. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement. We believe that the relationship between our management and our employees is good.

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

We also lease approximately 17,567 square feet of space in Eddystone, Pennsylvania. We lease this office space under a lease agreement with BPG Officer VI Baldwin Tower L.P.  The term of this lease, as amended, commenced on August 1, 2007, and will expire on January 31, 2017. The monthly rent increases every 12 months, starting at approximately $8,500 and ending at approximately $27,814.

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

2012:	High	Low
First quarter, ended March 31, 2012	$0.034	$0.010
Second quarter, ended June 30, 2012	$0.100	$0.010
Third quarter, ended September 30, 2012	$0.100	$0.025
Fourth quarter, ended December 31, 2012	$0.090	$0.040

2013:
First quarter, ended March 31, 2013	$0.127	$0.040
Second quarter, ended June 30, 2013	$0.120	$0.049
Third quarter, ended September 30, 2013	$0.120	$0.050
Fourth quarter, ended December 31, 2013	$0.210	$0.030

2014:
First quarter, ended March 31, 2014	$0.130	$0.055

Holders of Record

Based on information furnished by our transfer agent, as of March 31, 2014, we had approximately 108 holders of record of our common stock.

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

Use of Estimates - Management’s Discussion and Analysis or Plan of Operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets such as intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates in 2013 and 2012 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment and intangible assets, accrued expenses pertaining to abandoned facilities, warrant liability and revenue recognition.  Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues

For the year ended December 31, 2013 (“2013”), we earned revenues of $14,802,268 compared to $12,146,237 for the year ended December 31, 2012 (“2012”), an increase of $2,656,031 or 22%.  Revenues include the following:

	For the Year Ended December 31,
	2013	2012

Professional services	$6,913,577	$8,028,294
ASP revenue	3,901,450	3,103,429
Sales of software licenses	2,550,000	24,000
Maintenance revenue	1,434,241	982,864
Sub-leasing and other revenue	3,000	7,650

Total	$14,802,268	$12,146,237

●
In 2013 our professional services revenue decreased $1,114,717 or 14% as a result of lower implementation services for several new clients whose implementation work began in 2012.  Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise.  Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

●
In 2013 our ASP revenue increased $798,021 or 26% as a result of increased fees from ongoing and recent implementations of InsPro Enterprise.  ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company.  ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

●
In 2013 we earned $2,550,000 of license fee revenue, which were license fees recognized upon the completion of the implementation of InsPro Enterprise for three clients and the licensing of an additional module of InsPro Enterprise for an existing client.  In 2012 we earned $24,000 of license fee revenue, which represented license fee recognized upon the sale of a certain InsPro Enterprise module to an existing client.

●	In 2013 our maintenance revenue increased $451,377 or 46% as a result of increased fees from clients’ recent implementations of InsPro Enterprise.

●	We earned sub-leasing revenue from the sub-leasing of space in our Radnor office to third parties on a month-to-month basis.

Cost of Revenues

Our cost of revenues for 2013 was $11,626,838 as compared to $11,733,920 for 2012 for a decrease of $107,082 or 1%.  Cost of revenues consisted of the following:

	For the Year Ended December 31,
	2013	2012

Salaries, employee benefits and related taxes	$7,543,315	$5,995,677
Professional fees	2,754,841	4,317,993
Depreciation	536,294	483,626
Amortization of intangibles acquired as a result of the InsPro acquisition	-	260,050
Rent, utilities, telephone and communications	420,499	399,397
Other cost of revenues	371,889	277,177
	$11,626,838	$11,733,920

●
In 2013 our salaries, employee benefits and related taxes component of cost of revenues increased $1,547,638 or 26% as compared to 2012.  Salaries, employee benefits and related taxes increased primarily as a result of increased employee staffing related to the increase in the number of InsPro Technologies’ clients and our in-sourcing of variance activities previously performed by outside consulting firms.

●
In 2013 our professional fees component of cost of revenues decreased $1,563,152 or 36% as compared to 2012.  Professional fees decreased as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to new clients’ implementation of InsPro EnterpriseTM.

●
In 2013 we incurred depreciation expense of $536,294 as compared to $483,626 in 2012.  The increase was primarily due to assets acquired on April 30, 2012 in connection with the Micro Focus Agreement (as defined below).

●	We incurred amortization expense pertaining to the intangible assets acquired from InsPro Technologies on October 1, 2007, which were fully amortized as of September 30, 2012.

●
In 2013 our rent, utilities, telephone and communications component of cost of revenues increased $21,102 or 5% as compared to 2012.  The increase was the result of increases in the square footage leased and scheduled increases in monthly rental fees pertaining to InsPro Technologies’ office.

●
In 2013 our other cost of revenues component of cost of revenues increased $94,712 or 34% as compared to 2012.  The increase was the result of increased travel and lodging costs associated with increase in the number of InsPro Technologies clients.  Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $3,175,430 in 2013 as compared to a gross profit of $412,317 in 2012.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for 2013 were $5,296,113 as compared to $4,308,370 for 2012 for an increase of $987,743 or 23%.  Selling, marketing and administrative expenses consisted of the following:

	For the Year Ended December 31,
	2013	2012

Salaries, employee benefits and related taxes	$2,713,072	$2,322,425
Advertising and other marketing	394,172	217,665
Depreciation	160,808	148,641
Rent, utilities, telephone and communications	383,204	373,292
Professional fees	879,438	657,277
Other general and administrative	765,419	589,070
	$5,296,113	$4,308,370

●
In 2013 we incurred salaries, employee benefits and related taxes of $2,713,072 as compared to $2,322,425 for 2012, an increase of $390,647 or 17%.  The increase is primarily the result of increased staffing in the Company’s information technology infrastructure and marketing departments.

●
In 2013 we incurred advertising and marketing of $394,172 as compared to $217,665 for 2012, an increase of $176,507 or 81%.  The increase is primarily the result of the increased public relations, insurance industry conference fees, and advertising consulting costs.

●
In 2013 we incurred depreciation expense of $160,808 as compared to $148,641 in 2012.  The increase was primarily due to assets acquired on April 30, 2012, whereby InsPro Technologies entered into an Application Provider Hosting Agreement (the “Micro Focus Agreement”) with Micro Focus (US) Inc. (“Micro Focus”).  As part of the Micro Focus Agreement, InsPro Technologies expanded its perpetual license rights to a Micro Focus software product used by InsPro Technologies in conjunction with hosting its InsPro EnterpriseTM software.

●	In 2013 our professional fees increased as a result of higher technology consulting expenses, higher employee recruiting costs and outside sales consulting costs.

●	In 2013 our other expense increased primarily as a result of increased computer processing, hardware and software costs and higher travel expenses for sales and marketing activities.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a loss from operations of $2,120,682 in 2013 as compared to a loss from operations of $3,896,053 in 2012.

Gain from discontinued operations

Results from discontinued operations were as follows:

	For the Year Ended December 31,
	2013	2012
Revenues:
Commission and other revenue from carriers	$64,823	$93,280
Transition policy commission pursuant to the Agreement	351,239	463,145

	416,062	556,425

Operating expenses:
Other general and administrative	23,895	35,862

	23,895	35,862

Gain from discontinued operations	$392,167	$520,563

For 2013 we earned revenues from discontinued operations of $416,062 as compared to $556,425 in 2012, a decrease of $140,363 or 25%.  Revenues include the following:

●	In 2013 our commission and other revenue from carriers decreased due to the declines in our telesales call center produced agency business.

●
In 2013 our transition policy commission pursuant to the Client Transition Agreement with eHealthInsurance Services, Inc. decreased due to the declines in our telesales call center produced agency business.

Total operating expenses of discontinued operations decreased are a result of lower licensing and associated costs.

As a result of the aforementioned factors, we reported a gain from discontinued operations of $392,167 or $0.01 gain from discontinued operations per share in 2013 as compared to a gain from discontinued operations of $520,563 or $0.01 gain from discontinued operations per share in 2012.

Other income (expenses)

The gain in 2013 and the loss in 2012 on the change of the fair value of the warrant liability represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at a price lower than the exercise price of these warrants.  The loss on the change of the fair value of the warrant liability was primarily attributable to the increase in the per share price of the Company’s common stock.

Interest expense is attributable to interest on the Company’s loan with Silicon Valley Bank, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages. The decrease in interest expense is the result of lower interest on the Company’s accounts payable balances.

Net loss

As a result of these factors discussed above, we reported a net loss of $1,743,008 or $0.04 net loss per share in 2013 as compared to a net loss of $7,883,145 or $0.19 net loss per share in 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, we had a cash balance of $2,569,536 and working capital of $1,213,617.

Net cash used by operations was $1,867,552 in 2013 as compared to $751,897 in 2012.  Impacting our cash flow from operations was our net loss of $1,743,008 in 2013 as compared to our net loss of $7,883,145 in 2012 and:

●	Decreases in accounts receivable of $45,850 in 2013, which is primarily the result of increased collections from clients for 2013 and 2012 billings.

●	Decreases in prepaid expenses of $145,214 in 2013, which is primarily the result of the expensing of 2012 expenditures for software maintenance agreements and a conference fee.

●	Decreases in accounts payable of $392,152 in 2013, which is primarily the result of increased payments to several outside IT consulting firms of amounts owed as December 31, 2012.

●	Decreases in accrued liabilities of $66,571 in 2013, which is primarily the result of cash disbursement in 2013 of employee costs accrued in 2012.

●	Decreases in deferred revenue of $673,958 in 2013, which is primarily the result of license fee deposits, which were collected in 2012 and earned in 2013.

In addition to cash used in operating activities we incurred the following non-cash gain and expenses, which were included in our net loss, including:

●	Recorded depreciation and amortization expense of $697,102 and $892,315 in 2013 and 2012, respectively.

●	Recorded stock-based compensation and consulting expense of $93,834 and $96,717 in 2013 and 2012, respectively.

●	Recognized a gain on change in fair value of warrants liabilities of $25,001 in 2013 and a loss on change in fair value of warrants liabilities of $4,433,079 in 2012.

Net cash used by investing activities in 2013 was $234,961 as compared to $1,530,175 in 2012.  The decrease is primarily the result of the payments for computer software acquired from Micro Focus in connection with existing and new clients utilizing the Company’s hosting service for InsPro EnterpriseTM.

Net cash provided by financing activities in 2013 was $1,324,360 as compared to $1,927,708 in 2012.

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

15

●
On September 12, 2013 the Company entered into and completed a private placement (the “Private Placement”) with Independence Blue Cross, a Pennsylvania hospital plan corporation (the “Investor”), for an aggregate of 500,000 shares of Series B Convertible Preferred Stock, and warrants (“September 2013 Warrants”) to purchase 5,000,000 shares of common stock, pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Company agreed to sell to the Investor 500,000 investment units (each, a “Private Placement Unit”) in the Private Placement at a per Unit purchase price equal to $3.00. Each Private Placement Unit sold in the Private Placement consisted of one share of Series B Convertible Preferred Stock and a September 2013 Warrant to purchase ten shares of common stock at an initial exercise price of $0.15 per share, subject to adjustment.  The gross proceeds from the closing of the Private Placement were $1,500,000.

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

As of December 31, 2013, the Company was in compliance with the Loan Agreement, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base and AQR under the Revolving Facility were $1,646,519 and 1.66:1.00, respectively.

As of December 31, 2013, we have funded our operating and investment activities from the proceeds of the sale of shares of our equity securities and from the proceeds from the Loan Agreement.  Our liquidity needs for the next twelve months and beyond are principally for the funding of our operations and the purchase of property and equipment.  Barring unforeseen circumstances, we anticipate being able to fund these liquidity needs for the next twelve months with cash and cash equivalents balances as of December 31, 2013.  We believe that offerings of equity or debt securities are possible for expenditures beyond the next twelve months, if the need arises, although such offerings may not be available to us on acceptable terms and are dependent on market conditions at such time.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
InsPro Technologies Corporation
Radnor, Pennsylvania

We have audited the accompanying consolidated balance sheets of InsPro Technologies Corporation and Subsidiaries as of December 31, 2013 and 2012, the related consolidated statement of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InsPro Technologies Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants
Boca Raton, Florida
March 26, 2014

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash	$2,569,536	$3,347,689
Accounts receivable, net	1,660,564	1,706,414
Prepaid expenses	200,985	236,719
Other current assets	2,564	1,723
Assets of discontinued operations	31,540	63,519

Total current assets	4,465,189	5,356,064

Property and equipment, net	959,902	1,422,043
Other assets	60,000	70,000

Total assets	$5,485,091	$6,848,107

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$550,761	$551,985
Accounts payable	1,169,251	1,561,403
Accrued expenses	456,753	523,324
Current portion of capital lease obligations	57,932	61,849
Due to related parties	10,000	-
Deferred revenue	1,006,875	1,680,833

Total current liabilities	3,251,572	4,379,394

LONG TERM LIABILITIES:
Warrant liability	607,199	225,000
Capital lease obligations	23,184	83,510

Total long term liabilities	630,383	308,510

Total liabilities	3,881,955	4,687,904

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 3,809,378 and 3,297,378 shares issued and outstanding (liquidation value $11,428,134 and $9,892,134, respectively)	7,709,919	6,617,812
Common stock ($.001 par value; 300,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	43,411,172	43,317,338
Accumulated deficit	(52,423,602)	(50,680,594)

Total shareholders’ equity	1,603,136	2,160,203

Total liabilities and shareholders’ equity	$5,485,091	$6,848,107

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2013	2012

Revenues	$14,802,268	$12,146,237

Cost of revenues	11,626,838	11,733,920

Gross profit	3,175,430	412,317

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	2,713,072	2,322,425
Advertising and other marketing	394,172	217,665
Depreciation	160,808	148,641
Rent, utilities, telephone and communications	383,204	373,292
Professional fees	879,438	657,277
Other general and administrative	765,419	589,070

Total selling, general and administrative expenses	5,296,113	4,308,370

Operating loss from continuing operations	(2,120,683)	(3,896,053)

Other income (expense):
Gain (loss) on the change of the fair value of warrant liability	25,001	(4,433,079)
Interest income	-	4,008
Interest expense	(39,493)	(78,584)

Total other income (expense)	(14,492)	(4,507,655)

Loss from continuing operations	(2,135,175)	(8,403,708)

Gain from discontinued operations	392,167	520,563

Net loss	$(1,743,008)	$(7,883,145)

Net income (loss) per common share - basic and diluted:
Loss from continuing operations	$(0.05)	$(0.20)
Gain from discontinued operations	0.01	0.01
Net loss per common share	$(0.04)	$(0.19)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $.001
	$.001 Par Value		$.001 Par Value		Par Value
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance - December 30, 2011	1,276,750	$2,864,104	2,797,379	$5,427,604	41,543,655	$41,543	$37,038,318	$(42,797,449)	$2,574,120

Amortization of deferred compensation							96,716		96,716

Net loss for the period								(7,883,145)	(7,883,145)

Fair value of warrant liability whose anti-dilution provisions expired during the period							6,182,304		6,182,304

Preferred stock and warrants issued in private placement			499,999	1,190,208			299,999		1,490,207

Record fair value of warrant liability pertaining to the warrants issued in private placement							(299,999)		(299,999)

Balance - December 31, 2012	1,276,750	$2,864,104	3,297,378	$6,617,812	41,543,655	$41,543	$43,317,338	$(50,680,594)	$2,160,203

Amortization of deferred compensation							93,834		93,834

Net loss for the period								(1,743,008)	(1,743,008)

Preferred stock and warrants issued in rights offering, net of $28,800 offering costs			12,000				7,200		7,200

Record fair value of warrant liability pertaining to the warrants issued in rights offering							(7,200)		(7,200)

Preferred stock and warrants issued in private placement, net of $7,893 offering costs			500,000	1,092,107			400,000		1,492,107

Record fair value of warrant liability pertaining to the warrants issued in private placement							(400,000)		(400,000)

Balance - December 31, 2013	1,276,750	$2,864,104	3,809,378	$7,709,919	41,543,655	$41,543	$43,411,172	$(52,423,602)	$1,603,136

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(1,743,008)	$(7,883,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	697,102	892,315
Stock-based compensation	93,834	96,717
(Gain) loss on change of fair value of warrant liability	(25,001)	4,433,079
Changes in assets and liabilities:
Accounts receivable	45,850	(200,180)
Prepaid expenses	145,214	(120,070)
Other current assets	(841)	1,182
Other assets	10,000	10,608
Accounts payable	(392,152)	916,840
Accrued expenses	(66,571)	1,941
Due to related parties	10,000	-
Deferred revenue	(673,958)	1,058,333
Assets of discontinued operations	31,979	40,483

Net cash used in operating activities	(1,867,552)	(751,897)

Cash Flows From Investing Activities:
Purchase of property and equipment	(234,961)	(1,530,175)

Net cash used in investing activities	(234,961)	(1,530,175)

Cash Flows From Financing Activities:
Gross proceeds from sales of preferred stock and warrants including rights offering	1,536,000	1,499,997
Fees paid in connection with sale of preferred stock and warrants	(36,693)	(9,790)
Gross proceeds from notes and loans payable	-	643,206
Payments on notes payable	(110,704)	(99,807)
Payments on capital leases	(64,243)	(105,898)

Net cash provided by financing activities	1,324,360	1,927,708

Net decrease in cash	(778,153)	(354,364)

Cash - beginning of the period	3,347,689	3,702,053

Cash - end of the period	$2,569,536	$3,347,689
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$37,572	$78,584

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

We acquired Atiam Technologies, L.P. on October 1, 2007 through our Atiam Technologies, LLC subsidiary.  During the second quarter of 2009, Atiam Technologies, LLC was renamed InsPro Technologies, LLC (“InsPro LLC”).  InsPro LLC is a provider of comprehensive, web-based insurance administration software applications.  InsPro LLC’s flagship software product is InsPro EnterpriseTM, which was introduced in 2004.  InsPro LLC offers InsPro Enterprise on both a licensed and an ASP (Application Service Provider) basis.  InsPro Enterprise is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business.  InsPro LLC’s clients include insurance carriers and third party administrators.  InsPro LLC realizes revenue from the sale of software licenses, application service provider fees, hosting fees, software maintenance fees and consulting and implementation services.

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
December 31, 2013 and 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2013 and 2012, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0 and $0, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and due to related parties approximated fair value as of December 31, 2013, and December 31, 2012, because of the relatively short-term maturity of these instruments and their market interest rates.

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.  See Note 12 Fair Value Measurements.

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

Intangible assets

Intangible assets consisted of assets acquired in connection with the acquisition of InsPro LLC and costs incurred in connection with the development of the Company’s software.  See Note 3 – Intangible Assets.

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
December 31, 2013 and 2012

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2013, the tax years ended December 31, 2012, 2011 and 2010 are still subject to audit.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income (loss) per common share

Basic earnings per share is computed by dividing income (loss) from continuing operations by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing the adjusted net loss from operations for diluted earnings per share by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  The effects of common stock equivalents and potentially dilutive securities outstanding during 2013 and 2012 are excluded from the calculation of diluted loss per common share because it is anti-dilutive.

 The Company’s common stock equivalents include the following:

	December 31,	December 31,
	2013	2012

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	76,187,560	65,947,560
Options to purchase common stock issued and outstanding	5,900,000	6,180,000
Warrants to purchase common stock issued and outstanding	72,140,447	92,020,447
Warrants to purchase series A convertible preferred stock, issued and outstanding	6,000,000	6,000,000
	185,763,007	195,683,007

Revenue recognition

InsPro LLC offers InsPro EnterpriseTM on both a licensed and an ASP basis.  An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by InsPro LLC.  Alternatively, ASP hosting service enables a client to lease the InsPro Enterprise software, paying only for that capacity required to support their business.  ASP and hosting clients access InsPro Enterprise installed on InsPro LLC owned servers located at InsPro LLC’s offices or at a third party’s site.

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

InsPro LLC’s revenue is generally recognized under ASC 985-605.   For software arrangements involving multiple elements, which are the sale of software licenses, professional services, ASP services and maintenance services, the Company allocates revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectability is probable.  Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.  Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro Enterprise design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs. For the years ended December 31, 2013 and 2012, cost of revenues consisted of the following:

	For the Year Ended December 31,
	2013	2012

Salaries, employee benefits and related taxes	$7,543,315	$5,995,677
Professional fees	2,754,841	4,317,993
Depreciation	536,294	483,626
Amortization of intangibles acquired as a result of the InsPro acquisition	-	260,050
Rent, utilities, telephone and communications	420,499	399,397
Other cost of revenues	371,889	277,177
	$11,626,838	$11,733,920

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred. For the years ended December 31, 2013 and 2012, advertising and other marketing was $394,172 and $217,665, respectively.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”).  At December 31, 2013, the Company had $2,569,536 of cash in United States bank deposits, of which $500,034 was federally insured and $2,069,502 was not federally insured.  In 2010 the FDIC insurance coverage limit was increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s InsPro EnterpriseTM clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	December 31, 2013	December 31, 2012
	2013	2012

Client #1	27%	38%
Client #2	18%	20%
Client #3	13%	10%
Client #4	10%	-

The following table lists the percentage of the Company’s revenue earned from the Company’s InsPro Enterprise clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the Year Ended December 31,
	2013	2012

Client #1	27%	34%
Client #2	13%	13%
Client #3	10%	12%

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

Registration rights agreements

At December 31, 2013, the Company does not believe that it is probable that the Company will incur a penalty in connection with the Company’s registration rights agreements.  Accordingly no liability was recorded as of December 31, 2013.  See Note 7 - Shareholders Equity – Registration and Participation Rights.

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
December 31, 2013 and 2012

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

Revenue Recognition for Discontinued Operations

Our discontinued operations generates revenue primarily from transition policy commissions pursuant to the client transition agreement, renewal commissions paid to the Company by insurance companies based upon the insurance policies sold to consumers by the Company’s Telesales call center.

We recognize commissions and other revenue from carriers after we receive notice that the insurance carrier has received payment of the related premium.  The Company recognizes as revenue commission payments received in connection with the client transition agreement upon the Company’s notification of such amounts.

The financial position of discontinued operations was as follows:

	December 31, 2013	December 31, 2012

Accounts receivable	$31,540	$60,519
Other current assets	-	3,000
Net current assets of discontinued operations	$31,540	$63,519

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The results of discontinued operations do not include any allocated or common overhead expenses.  The results of operations of discontinued operations were as follows:

	For the Year Ended December 31,
	2013	2012
Revenues:
Commission and other revenue from carriers	$64,823	$93,280
Transition policy commission pursuant to the Agreement	351,239	463,145

	416,062	556,425

Operating expenses:
Other general and administrative	23,895	35,862

	23,895	35,862

Gain from discontinued operations	$392,167	$520,563

NOTE 3 - INTANGIBLE ASSETS

Intangible assets, which were acquired from Atiam Technologies, L.P.,  consisted of the following:

	Useful
	Life
	(Years)	At December 31, 2013	At December 31, 2012
Value of client contracts	5	$1,089,223	$1,089,223
Value of purchased software for sale and licensing	5	644,449	644,449
Employment and non-compete agreements acquired	3	364,000	364,000

		2,097,672	2,097,672

Less accumulated amortization		(2,097,672)	(2,097,672)

		$-	$-

For the years ended December 31, 2013 and 2012, amortization expense pertaining to intangible assets acquired from InsPro LLC was $0 and $260,050, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful
	Life
	(Years)	At December 31, 2013	At December 31, 2012
Computer equipment and software	3	$2,952,868	$2,717,907
Office equipment	4.6	237,629	237,629
Office furniture and fixtures	6.7	89,951	89,951
Leasehold improvements	5.4	94,620	94,620
		3,375,068	3,140,107

Less accumulated depreciation		(2,415,166)	(1,718,064)

		$959,902	$1,422,043

For the years ended December 31, 2013 and 2012, depreciation expense was $697,102, which included $536,294 of depreciation expense recorded in cost of revenues, and $632,265, which included $483,626 of depreciation expense recorded in cost of revenues, respectively. For the year ended December 31, 2012, depreciation expense included $41,896 of additional, accelerated depreciation expense as a result of InsPro Technologies’ abandonment of certain furniture and equipment in 2012.  See Note 10 – Operating Leases and future commitments.

NOTE 5 – NOTES PAYABLE

Notes payable consisted of the following:

	At December 31, 2013	At December 31, 2012

Notes payable for insurance premium financing	$25,761	$26,985
Loan from Silicon Valley Bank	525,000	525,000

	$550,761	$551,985

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
December 31, 2013 and 2012

NOTE 5 – NOTES PAYABLE (continued)

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

As of December 31, 2013, the Company was in compliance with the Loan Agreement, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base and AQR under the Revolving Facility were $1,646,519 and 1.66:1.00, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

On November 20, 2012, the Company completed a private placement (the “2012 Private Placement”) with certain accredited investors who hold more than 5% of our common stock, including The Co-Investment Fund II, L.P.; The Scarpa Family Trust, 2005 and Azeez Investors, LLC for an aggregate of 499,999 shares of our Series B Convertible Preferred Stock and warrants to purchase 4,999,990 shares of our common stock (the “2012 Warrants”).  The Company sold to the investors 499,999 investment units at a per unit price of $3.00, for an aggregate total investment of $1,499,997, and each unit consisted of one share of Series B Convertible Preferred Stock and a warrant to purchase 10 shares of our common stock at an initial exercise price of $0.15 per share, subject to adjustment.  The Company allocated $299,999 of the $1,499,997 proceeds received as a result of the 2012 Private Placement to the warrant liability.  See Note 7 - Shareholders’ Equity– Series B Preferred Stock and Common Stock Warrants - 2012.  Also see Note 12 – Fair Value Measurements – Warrant Liability.

On September 12, 2013, the Company entered into and completed a private placement (the “2013 Private Placement”) with Independence Blue Cross, a Pennsylvania hospital plan corporation and an accredited investor who holds more than 5% of our common stock on an as converted basis, for an aggregate of 500,000 shares of Series B Convertible Preferred Stock, and warrants to purchase 5,000,000 shares of our common stock (“September 2013 Warrants”).  The Company sold to the investor 500,000 investment units at a per unit price of $3.00, for an aggregate total investment of $1,500,000, and each unit consisted of one share of Series B Convertible Preferred Stock and a warrant to purchase 10 shares of our common stock at an initial exercise price of $0.15 per share, subject to adjustment. The Company allocated $400,000 of the $1,500,000 gross proceeds received as a result of the 2013 Private Placement to the warrant liability.   See “Common Stock Warrants - 2013” and Note 12 – Fair Value Measurements - Warrant Liability.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

During 2013 the Company engaged Cross Atlantic Capital Partners, which is the general partner of Co-Invest Management II, L.P., which is the general partner of The Co-Investment Fund II, L.P., which is a stockholder owning more than 10% of the Company’s stock, to perform certain professoinal services in the amount of $10,000.  The  Co-Investment Fund II, L.P. notified the Company that it had engaged a third party to perform the services at a cost of $10,000.  This $10,000 is reported in due to related parties on the Company’s balance sheet and in professional fees in selling, general and administrative expenses on the Company’s statements of operations.

NOTE 7 – SHAREHOLDERS’ EQUITY

Common Stock

As of December 31, 2013 and 2012, the Company was authorized to issue 300,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”).  As of December 31, 2013 and 2012, the Company had 41,543,655 shares of its Common Stock issued and outstanding.  The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	December 31, 2013	December 31, 2012

Exercise of options issued and outstanding to purchase common stock	5,900,000	6,180,000
Issuance of common shares available under the 2010 Equity Compensation Plan	23,096,980	22,816,980
Exercise of warrants issued and outstanding to purchase common stock	72,140,447	92,020,447
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding
and converted into common stock	6,000,000	6,000,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	76,187,560	65,947,560

Total common stock reserved for issuance	208,859,987	218,499,987

The above table includes common stock reserved for non exercisable stock options and common stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.
Series A Convertible Preferred Stock

As of December 31, 2013 and 2012, the Company was authorized to issue 3,437,500 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”).  As of December 31, 2013 and 2012, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding.  As of December 31, 2013 and 2012, the Company has reserved 300,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

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

Series B Convertible Preferred Stock

As of December 31, 2013 and 2012, the Company was authorized to issue 5,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 per share (“Series B Preferred Stock”).  As of December 31, 2013 and 2012, the Company had 3,809,378 and 3,297,378 of its Series B Preferred Stock issued and outstanding, respectively.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s common and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.  Upon the liquidation, sale or merger of the Company, each share of Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price or $11,428,137 and $9,892,134 as of December 31, 2013 and 2012, respectively, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of common and preferred stock on an as-converted basis.  Each share of Series B Preferred Stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock.  For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock.  In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price in aggregate for all issued and outstanding Series B Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

2012

On November 20, 2012, the Company entered into and completed the 2012 Private Placement with certain accredited investors who hold more than 5% of our common stock, including The Co-Investment Fund II, L.P.; The Scarpa Family Trust, 2005 and Azeez Investors, LLC for an aggregate of 499,999 shares of our Series B Preferred Stock, and 2012 Warrants to purchase 4,999,990 shares of our Common Stock, pursuant to the terms of a purchase agreement (the “2012 Purchase Agreement”). The gross proceeds from the closing were $1.5 million and the Company intends to use the net proceeds of the 2012 Private Placement for working capital purposes.

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

The Company agreed, pursuant to the terms of the 2012 Purchase Agreement, that for a period of 90 days after the effective date of the 2012 Purchase Agreement, the Company would not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company.

The Company allocated $299,999 of the $1,499,997 proceeds received as a result of the 2012 Private Placement to the warrant liability using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 684%, a risk-free interest rate of 0.14%, an expected term of 5 years and 0% dividend yield.   See Note 13 – Fair Value Measurements - Warrant Liability.  The remaining $1,199,998 of the proceeds received was allocated to the Series B Preferred Stock less $9,780 of legal expenses incurred as a result of the 2012 Private Placement.

2013

On February 8, 2013, the Company filed a registration statement for a rights offering on Form S-1, which the Securities and Exchange Commission (the “SEC”) declared effective on February 12, 2013, to distribute to stockholders at no charge, one non-transferable subscription right for each 12,756 shares of our Common Stock and 638 shares of our preferred stock owned as of January 31, 2013, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on stockholders’ behalf, as a beneficial owner of such shares.  If the rights offering was fully subscribed the gross proceeds from the rights offering would have been $2.5 million. This rights offering was designed to give all of the holders of the Company’s capital stock the opportunity to participate in an equity investment in the Company on the same economic terms as the Company’s 2012 Private Placement.

The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $240 per unit.  A Subscription Unit consisted of 80 shares of the Company’s Series B Preferred Stock and a five-year warrant to purchase 800 shares of the Company’s Common Stock at an exercise price of $0.15 per share.  In the event that a holder of a Subscription Unit purchased all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder had the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

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

The Company allocated $7,200 of the $36,000 gross proceeds received as a result of the rights offering to the warrant liability using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 711%, a risk-free interest rate of 0.10%, an expected term of 5 years and 0% dividend yield.   See “Common Stock Warrants” below and Note 9 – Fair Value Measurements - Warrant Liability.  The legal costs incurred as a result of the rights offering exceeded the gross proceeds.  During the year ended December 31, 2013 the Company incurred $61,258 in legal costs in connection with the rights offering of which $32,458 was recorded as professional services expense and $28,800 was recorded to Series B Preferred Stock.

On September 12, 2013, the Company entered into and completed the 2013 Private Placement  with Independence Blue Cross, a Pennsylvania hospital plan corporation, for an aggregate of 500,000 shares of Series B Preferred Stock, and the September 2013 Warrants, pursuant to the terms of a securities purchase agreement (the “2013 Purchase Agreement”).

Pursuant to the 2013 Purchase Agreement, the Company agreed to sell to the investor 500,000 investment units (each, a “2013 Unit”) in the 2013 Private Placement at a per 2013 Unit purchase price equal to $3.00. Each 2013 Unit sold in the 2013 Private Placement consisted of one share of Series B Preferred Stock and a September 2013 Warrant to purchase ten shares of Common Stock at an initial exercise price of $0.15 per share, subject to adjustment.

The closing of the 2013 Private Placement was subject to customary closing conditions. The gross proceeds from the closing of the 2013 Private Placement were $1,500,000.  The Company incurred $7,893 in legal costs in connection with the 2013 Private Placement, which was recorded to Series B Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

In connection with the signing of the 2013 Purchase Agreement, the Company and the investor also entered into a registration rights agreement (the “2013 Registration Rights Agreement”). Under the terms of the 2013 Registration Rights Agreement, the Company agreed to prepare and file with the SEC, within 30 days following the receipt of a demand notice of a holder of Registrable Securities, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the shares of Series B Preferred Stock and the shares of Common Stock underlying the September 2013 Warrants issued in the 2013 Private Placement (collectively, the “Registrable Securities”). Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as soon as practicable but, in any event, no later than 60 days following the date of the filing of the Registration Statement (or 120 days following the date of the filing of the Registration Statement in the event the Registration Statement is subject to review by the SEC), and agreed to use its reasonable best efforts to keep the Registration Statement effective under the Securities Act until the date that all of the Registrable Securities covered by the Registration Statement have been sold or may be sold without volume restrictions pursuant to Rule 144(b)(i) promulgated under the Securities Act.  In addition, if the Company proposes to register any of its securities under the Securities Act in connection with the offering of such securities for cash, the Company shall, at such time, promptly give each holder of Registrable Securities notice of such intent, and such holders shall have the option to register their Registrable Securities on such additional registration statement.

The 2013 Registration Rights Agreement also provides for payment of partial damages to the investor under certain circumstances relating to failure to file or obtain or maintain effectiveness of the Registration Statement, subject to adjustment.

The 2013 Purchase Agreement also provides for a customary participation right for the investor, subject to certain exceptions and limitations, which grants the Investor the right to participate in any future capital raising financings of the Company occurring prior to November 20, 2014.  The investor may participate in such financings at a level based on the investor’s ownership percentage of the Company on a fully-diluted basis prior to such financing.

The Company allocated $400,000 of the $1,500,000 gross proceeds received as a result of the 2013 Private Placement to the warrant liability using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 703%, a risk-free interest rate of 0.10%, an expected term of 5 years and 0% dividend yield.   See “Common Stock Warrants” below and Note 12 – Fair Value Measurements - Warrant Liability.

Stock Options

2012

During 2012, 250,000 options, which were previously granted to an outside consultant, 250,000 options, which were previously granted to the former vice chairman of the Company’s board of directors, and 155,000 options, which were granted to former executives of the InsPro LLC, expired in accordance with the terms of the stock options.

2013

During 2013, 680,000 options, which were previously granted to former employees of the Company, expired in accordance with the terms of the stock options.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

On March 20, 2013, the Company granted to an executive of the Company an option to purchase a total of 150,000 shares of the Company’s Common Stock, which vests as follows: 37,500 shares of Common Stock on March 20 of each year from 2014 through 2017.  This option has a five year term and an exercise price of $0.10, which is equal to the closing price of one share of the Company’s Common Stock as quoted on the OTCBB on March 20, 2013.  The fair value of the option granted was estimated on the date of the grant to be $15,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 713%, risk-free interest rate: 0.07%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%.  The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $3,260 in the year ended December 31, 2013.

On April 1, 2013, the Company granted to an executive of the Company an option to purchase a total of 250,000 shares of the Company’s Common Stock, which vests as follows: 62,500 shares of Common Stock on April 1 of each year from 2014 through 2017.  This option has a five year term and an exercise price of $0.10, which is equal to the closing price of one share of the Company’s Common Stock as quoted on the OTCBB on April 1, 2013.  The fair value of the option granted was estimated on the date of the grant to be $25,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 714%, risk-free interest rate: 0.07%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%.  The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $4,689 in the year ended December 31, 2013.

The Company recorded compensation expense pertaining to employee stock options in salaries, commission and related taxes of $93,834 and $96,716 for the years ended December 31, 2013 and 2012, respectively.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $53,306 as of December 31, 2013, which will be recognized over a weighted average 2.4 years in the future.

As of December 31, 2013, there were 30,000,000 shares of our common stock authorized to be issued under the 2010 Equity Compensation Plan, of which 23,096,980 shares of our common stock remain available for future stock option grants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2013 and 2012 are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2011	6,835,000	$0.47	$0.32

For the period ended December 31, 2012
Granted	-	-	-
Exercised	-	-	-
Expired	(655,000)	0.43	0.34

Outstanding at December 31, 2012	6,180,000	$0.48	$0.34	1.99	$-

For the period ended December 31, 2013
Granted	400,000	0.10	0.10
Exercised	-	-	-
Expired	(680,000)	0.04	0.04

Outstanding at December 31, 2013	5,900,000	$0.51	$0.36	0.95	$-

Outstanding and exercisable at December 31, 2013	5,125,000	$0.55	$0.39	0.97	$-

(1)	The aggregate intrinsic value is based on the $0.06 closing price as of December 31, 2013 for the Company’s Common Stock.

The following information applies to options outstanding at December 31, 2013:

Options Outstanding				Options Exercisable
		Weighted
	Number of	Average
	Shares	Remaining
Exercise	Underlying	Contractual	Exercise	Number	Exercise
Price	Options	Life	Price	Exercisable	Price

$0.060	120,000	0.2	$0.060	120,000	$0.060
0.065	250,000	1.5	0.065	250,000	0.065
0.100	2,805,000	0.1	0.100	2,405,000	0.100
0.111	1,500,000	0.2	0.111	1,125,000	0.111
1.000	750,000	1.9	1.000	750,000	1.000
3.500	75,000	2.3	3.500	75,000	3.500
$3.600	400,000	2.3	$3.600	400,000	$3.600
	5,900,000			5,125,000

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

Common Stock warrants

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

2013

Effective with the March 14, 2013 expiration of the subscription rights for the Company’s rights offering the Company issued on March 14, 2013, five-year warrants to purchase in aggregate 120,000 shares of Common Stock at an exercise price of $0.15 per share.  These warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.15 per share of Common Stock through March 14, 2015, subject to customary exceptions.  The Company determined these warrants did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock.  See Note 12 – Fair Value Measurements – Warrant Liability.

The September 2013 Warrants provide that the holders thereof shall have the right at any time prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below) and (ii) November 20, 2017, to acquire up to a total of 5,000,000 shares of Common Stock of the Company upon the payment of $0.15 per Share (the “Exercise Price”).  The Company also has the right, at any point after which the volume weighted average trading price per share of the Series B Preferred Stock for a minimum of 20 consecutive trading days is equal to at least eight times the Exercise Price per share, provided that certain other conditions have been satisfied, to call the outstanding September 2013 Warrants, in which case such September 2013 Warrants will expire if not exercised within ten business days thereafter.  The September 2013 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.15 per share of Common Stock until November 20, 2014, subject to customary exceptions. The Company determined the September 2013 Warrants did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock.  See Note 12 – Fair Value Measurements – Warrant Liability.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

A summary of the status of the Company’s outstanding stock warrants as of and for the years ended December 31, 2013 and 2012 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2011	91,987,344	0.24

For the year ended December 31, 2012
Granted	4,999,990	0.15
Exercised	-	-
Expired	(4,966,887)	1.51
Outstanding and exercisable at December 31, 2012	92,020,447	$0.17

For the year ended December 31, 2012
Granted	5,120,000	0.15
Exercised	-	-
Expired	(25,000,000)	0.20
Outstanding and exercisable at December 31, 2013	72,140,447	$0.15

The following information applies to warrants outstanding at December 31, 2013:

			Weighted	Anti-dilution	Outstanding
		Warrant	Average	Provision	Common
Warrant	Warrant	Expiration	Remaining	Expiration	Stock
Issue Date	Exercise Price	Date	Life	Date	Warrants

1/15/2009	$0.15	1/14/2014	0.0	expired	26,666,667
3/26/2010	0.15	3/26/2015	1.2	expired	7,380,000
9/30/2010	0.15	9/30/2015	1.7	expired	18,000,010
11/29/2010	0.15	11/29/2015	1.9	expired	2,000,000
12/22/2010	0.15	12/22/2015	2.0	expired	7,973,780
11/20/2012	0.15	11/20/2017	3.9	11/20/2014	4,999,990
3/14/2013	0.15	3/14/2018	4.2	3/14/2015	120,000
9/12/2013	$0.15	11/20/2017	3.9	11/20/2014	5,000,000

					72,140,447

Outstanding warrants at December 31, 2013, have a weighted average remaining contractual life of 1.1 years.

Upon the Company’s adoption of EITF No. 07-05 on January 1, 2009, the Company determined that the Company’s warrants issued in 2007, 2008 and 2009 did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by EITF No. 07-05.  On January 1, 2009, the Company’s warrants issued in 2007, 2008 and 2009 were reclassified from equity to warrant liability for their relative fair market values.  See Note 12 Fair Value Measurements – Warrant Liability.

The Company determined the warrants issued during 2010, 2011, 2012 and 2013 did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock as prescribed by EITF No. 07-05.  See Note 12 Fair Value Measurements – Warrant Liability.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

Preferred Stock warrants

A summary of the status of the Company’s outstanding preferred stock warrants as of and for the years ended December 31, 2013 and 2012 are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2011	300,000	4.00

For the year ended December 31, 2012
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2012	300,000	$4.00

For the period ended September 30, 2013
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2013	300,000	4.00

Outstanding preferred stock warrants at December 31, 2013, have a remaining contractual life of 2.2 years.

Registration and Participation Rights

In connection with the Company’s acquisition of Atiam Technologies, L. P., the Company and certain owners of Atiam Technologies, L.P. entered into a registration rights agreement.

In connection with the Company’s 2008 private placement, the Company and the participating investors also entered into a Registration Rights Agreement (the “2008 Registration Rights Agreement”).  Under the terms of the 2008 Registration Rights Agreement, the Company agreed to prepare and file with the SEC, a registration statement on Form S-1 covering the resale of the shares and the warrant shares, which was filed with the SEC on February 1, 2008 and declared effective by the SEC on April 22, 2008.  Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to keep the registration statement effective under the Securities Act until the date that all of the registrable securities covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(b)(i)) promulgated under the Securities Act.  The 2008 Registration Rights Agreement also provides for payment of partial damages to the investors under certain circumstances relating to failure to file or obtain or maintain effectiveness of the registration statement, subject to adjustment.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

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

In connection with the 2012 Private Placement, the Company and the participating investors also entered into a Registration Rights Agreement (the “2012 Registration Rights Agreement”), in substantially the same form as the 2010 Registration Rights Agreement.

In connection with the 2013 Private Placement, the Company and the participating investor also entered into a Registration Rights Agreement, in substantially the same form as the 2010 Registration Rights Agreement.

As of December 31, 2013 the Company has not received a demand notice in connection with the 2009 Registration Rights Agreement, the 2010 Registration Rights Agreement, the December 2010 Registration Rights Agreement, the 2012 Registration Rights Agreement or the 2013 Registration Rights Agreement.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 8 – CAPITAL LEASE OBLIGATIONS

The Company’s InsPro LLC subsidiary has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of December 31, 2013 and 2012:

		December 31, 2013	December 31, 2012
	Useful Life (Years)
Computer equipment and software	3	$672,027	$672,027
Phone System	3	15,011	15,011
		687,038	687,038
Less accumulated depreciation		(659,443)	(626,258)
		$27,595	$60,780

Future minimum payments required under capital leases at December 31, 2013 are as follows:

2014	$66,541
2015	17,324

Total future payments	83,865
Less amount representing interest	2,749

Present value of future minimum payments	81,116
Less current portion	57,932
Long-term portion	$23,184

NOTE 9 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 3 months of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s contribution (the “Contribution”).  The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first.  The Company made contributions of $76,572 and $56,141 for the years ended December 31, 2013 and 2012, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 10 – OPERATING LEASES AND FUTURE COMMITMENTS

Employment and Separation Agreements

On March 31, 2008, Anthony R. Verdi, our Chief Financial Officer, was also appointed to the position of Chief Operating Officer, effective April 8, 2008.  Mr. Verdi was appointed to the board on June 20, 2008, and was appointed our Principal Executive Officer on May 18, 2011.

Mr. Verdi’s amended and restated employment agreement automatically renewed for a one year term on March 31, 2013, and, if not terminated, will automatically renew for one year periods.  His annual base salary was $225,000 per year from March 31, 2008 through May 30, 2011 and was then increased by the board of directors to $250,000 effective June 1, 2011.  He is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time.

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

In connection with the InsPro LLC acquisition, InsPro LLC entered into three-year employment agreement with Mr. Oakes, effective October 1, 2007.  On July 9, 2010, the Company and Mr. Oakes entered into an amended and restated written employment agreement. Pursuant to Mr. Oakes employment agreement, his annual base salary is $250,000 per year through September 30, 2011. Pursuant to his employment agreement on April 7, 2011, Mr. Oakes received an increase in his base compensation to $300,000 retroactive to July 1, 2010, upon InsPro LLC’s achievement of one calendar quarter of positive operating cash flow, which occurred during the calendar quarter ended March 31, 2011.  Mr. Oakes is entitled to bonus compensation equal to 100% of the InsPro LLC’s net income up to a maximum of $100,000 in 2010 and $100,000 in 2011.  Mr. Oakes is entitled to such fringe benefits as are available to other executives of the Company.  Mr. Oakes employment agreement was automatically extended for an additional one year term on March 25, 2013 and will annually extend thereafter unless either party provides written notification to the other party of non-renewal no later than 60 days prior to the termination date of the agreement.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 10 – OPERATING LEASES AND FUTURE COMMITMENTS (continued)

Pursuant to a written employment agreement with InsPro LLC Mr. Michael Mullin served as InsPro LLC’s Chief Operating Officer from June 20, 2011 through December 29, 2013.  His employment agreement automatically renewed for a one year term on June 20, 2013 and was terminated effective December 29, 2013.  Pursuant to his employment agreement, his annual base salary was $220,000 per year plus a $1,000 per month benefits allowance paid each month that he was not a participant in the Company’s health insurance plans offer to executives and such fringe benefits as are available to other executives of the Company.  Pursuant to his written offer of employment Mr. Mullin was entitled to variable incentive cash compensation each calendar quarter amounting to 100% of InsPro LLC’s positive cash flow up to a maximum of $12,500 per calendar quarter.

On November 29, 2013, we agreed to a Separation of Employment and General Release Agreement with Mr. Mullin, whereby we and Mr. Mullin mutually agreed that Mr. Mullin’s employment terminated effective December 29, 2013, which we refer to as the separation date.  Under the terms of this agreement, we agreed to continue to pay Mr. Mullin his current monthly base salary of $18,333 for a period of six (6) months after the separation date, less applicable tax withholding, which amount will be paid in equal monthly installments in accordance with our normal payroll practices.  Any unvested stock option grants held by Mr. Mullin as of the separation date were forfeited.  All vested stock option grants held by Mr. Mullin as of the separation date will expire in accordance with their original expiration term.

During 2013 the Company entered into an employment agreement with an executive and renewed the employment agreements with three other executives each for a one year term.  These employment agreements provide that these four executives will be compensated at an aggregate annual base salary of $662,500 with bonus compensation at the discretion of the Company’s board.  These agreements may be terminated by the Company for “cause” (as such term is defined in the agreements) and without “cause” upon 30 days notice.  These agreements may be terminated by the Company without “cause”, in which case the terminated employee will be entitled to their base salary for a period of six months.  As of December 31, 2013 the aggregate base salary for these four executives was $725,000.  In the event of termination without cause or for good reason, these four executives would receive their then current base annual salary for a period of six months, plus unpaid accrued employee benefits, which is primarily accrued vacation, less all applicable taxes.  In the event of the voluntary termination of any of these four executives’, death or disability, they or their estate would receive unpaid accrued employee benefits, less all applicable taxes.  These agreements also contain non-competition and non-solicitation provisions for the duration of the agreements plus a period of six months after termination of employment.

Operating Leases

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania.  The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of the Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of the Landlord’s building expenses. Under the terms of the lease agreement, rent is waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet.  The Company recorded a liability for deferred rent in the amount of $84,434 as of December 31, 2013.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 10 – OPERATING LEASES AND FUTURE COMMITMENTS (continued)

The Company paid to the Landlord a security deposit of $110,000 under the lease (the “Security Deposit”) during the third quarter of 2006, which is accounted for as a deposit in other assets.  The Company will not earn interest on the Security Deposit.  The Security Deposit will decrease and the Landlord will return to the Company $10,000 on the third anniversary of the commencement date of the lease and on each anniversary thereafter until the required Security Deposit has been reduced to $20,000.  The Security Deposit will be returned to the Company 30 days after the end of the lease provided the Company has complied with all provisions of the lease.  The balance of the Security Deposit is $60,000 as of December 31, 2013.

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

On March 15, 2012, InsPro LLC and BPG agreed to amend the BPG Lease to extend its term to January 31, 2017, and after BPG completes certain building improvements InsPro LLC will move from its current location to another floor of the same building and lease 17,567 square feet of furnished office space from BPG.  InsPro LLC’s monthly rent shall be $24,887 per month commencing with InsPro LLC’s occupancy of the new office space, which occurred in June 2012 through January 31, 2013.  InsPro LLC’s monthly rent will increase to $25,619 per month February 1, 2013 through January 31, 2014, increase to $26,351 per month February 1, 2014 through January 31, 2015, increase to $27,082 per month February 1, 2015 through January 31, 2016, and finally increase to $27,814 per month through February 1, 2016 through January 31, 2017.

The Company leases certain real and personal property under non-cancelable operating leases.  Rent expense was $584,518 and $547,008 for the years ended December 31, 2013 and 2012, respectively.

Future minimum payments required under operating leases, severance and employment agreements and service agreements at December 31, 2013 are as follows:

2014	$746,386
2015	748,322
2016	629,118
2017	96,744
thereafter	852

Total	$2,221,422

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 11 - INCOME TAXES

The Company has net operating loss carry forwards for federal income tax purposes of approximately $42,100,000 at December 31, 2013, the unused portion of which expires in years 2025 through 2033. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  The issuance of the Company’s Series A Preferred Stock on January 15, 2009 resulted in a change of control as defined under IRC 382.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2013 and 2012:

	2013	2012

Computed “expected” expense (benefit)	$(610,053)	$(2,759,101)
State tax expense (benefit), net of federal effect	(52,290)	(236,494)
Amortization/impairment of acquisition related assets	(5,002)	93,817
Stock based compensation	35,657	36,752
(Gain) loss on change in fair value of warrants	(9,500)	1,684,570
Other permanent differences	4,461	3,992
Increase in valuation allowance	636,727	1,176,464
	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012

Deferred tax assets:
Net operating loss carry forward	$15,997,952	$15,123,928
Depreciation	49,051	29,964
Compensation expense	71,585	93,050
Deferred revenue	-	228,000
All Miscellaneous Other	32,084	39,003
Total deferred tax asset	16,150,672	15,513,945

Deferred tax liabilities	-	-
Net deferred tax asset	16,150,672	15,513,945
Less: valuation allowance	(16,150,672)	(15,513,945)
	$-	$-

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 11 - INCOME TAXES (continued)

The Company has fully reserved the deferred tax asset in excess of the deferred tax liabilities due to the limitation on taxable income that can be offset by net operating loss carry forwards in future periods under IRC section 382 as a result of changes in control and substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance was increased by $636,727 from the prior year.

NOTE 12 – FAIR VALUE MEASUREMENTS

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The following tables provide a summary of the fair values of the Company’s assets and liabilities.

	As of December 31, 2013
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	$-	$-	$607,199	$607,199

Total liabilities	$-	$-	$607,199	$607,199

	As of December 31, 2012
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	$-	$-	$225,000	$225,000

Total liabilities	$-	$-	$225,000	$225,000

Warrant liability

The Company issued warrants, which contain certain anti-dilution provisions that reduce the exercise price of the warrants in certain circumstances.  See Note 7 – Equity - Common Stock Warrants.  The Company has classified the warrant liability as noncurrent based an evaluation of the contractual obligations of the warrants and management’s expectation as to the settlement date of the warrant liability. The Company measured its warrant liability using Level 3 inputs as defined by ASC 820.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

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

	Warrant	Common	Aggregate
	Exercise	Stock Closing	Number of		Risk Free Interest
Warrant Issue Date	Price	Price	Warrants	Volatility	Rate	Fair Value

11/20/2012	$0.15	$0.060	4,999,990	684%	0.14%	$299,999

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
December 31, 2013 and 2012

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

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

		Common	Aggregate	Expected Term
	Warrant	Stock Closing	Number of	(Years) of
Warrant Issue Date	Exercise Price	Price	Warrants	Warrants	Volatility	Fair Value

9/12/2013	$0.15	$0.08	5,000,000	4.2	703%	$400,000

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 12 – FAIR VALUE MEASUREMENTS (Continued)

The Company determined the fair value of the warrant liability at December 31, 2013 was $607,199. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: common stock closing price of $0.06 per share as of December 31, 2013, dividend yield: 0%, risk free rate: 0.1% and the following:

		Aggregate	Expected Term
	Warrant	Number of	(Years) of
Warrant Issue Date	Exercise Price	Warrants	Warrants	Volatility	Fair Value

11/20/2012	$0.15	4,999,990	3.9	710%	$299,999
3/14/2013	$0.15	120,000	4.2	716%	$7,200
9/12/2013	$0.15	5,000,000	3.9	711%	$300,000
					$607,199

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the year ended December 31, 2013:

Warrant liability balance as of December 31, 2012	$225,000
Fair value of warrants issued during the period	407,200
Decrease in the fair value of warrant liability, included in net loss	(25,001)
Warrant liability balance as of December 31, 2013	$607,199

NOTE 13 – SUBSEQUENT EVENTS

Expiration of Warrants

On January 14, 2014, warrants to purchase 26,666,667 shares of the Company’s Common Stock at an exercise price of $0.15 per share expired in accordance with the terms of the warrants.

Expiration of Stock Options

During the first quarter of 2014 options to purchase 2,495,000 shares of the Company’s Common Stock, which were previously granted to current and former employees and executives of the Company, expired in accordance with the terms of the stock options.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Under the supervision of our Principal Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that assessment, the Principal Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective for their intended purposes as of December 31, 2013.

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

As of December 31, 2013 management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on that assessment, our Principal Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Directors of the Registrant

Brian K. Adamsky, 53, has served as one of our directors since August, 2012. Mr. Adamsky has worked at Cross Atlantic Capital Partners, Inc. since its inception in 1999, and presently serves as its Secretary/Treasurer and Chief Financial Officer. During his years at Cross Atlantic, he has served as a director at numerous of its portfolio companies including Profectus BioSciences, Inc. and Rubicon Technology, Inc. From 1996 to 1999, Mr. Adamsky was Chief Financial Officer at Megasystems, Inc., a portfolio company of Safeguard Scientifics, Inc. Prior to Megasystems, Mr. Adamsky worked in a variety of financial and operational roles at companies in the Philadelphia region. Mr. Adamsky worked in public accounting at Touche Ross & Company (now Deloitte & Touche) and is a Certified Public Accountant in the Commonwealth of Pennsylvania. Mr. Adamsky’s experience serving as a director and officer of numerous companies qualifies him to be a member of our board of directors.

Michael Azeez, 56, has served as one of our directors since December, 2011. Mr. Azeez is a managing member of Azeez Investors, LLC.  Mr. Azeez co-founded Unitel in 1988 and served its President from 1988 until 2002.  Mr. Azeez served in various executive positions at American Cellular Network Corporation from 1982 until 1988 and his positions included Vice President, General Manager of various divisions and as assistant to the President.  Mr. Azeez is a member of the board of directors of Acrometis Strategic Software Services, which provides software solutions to insurance companies for workers compensation claims management. Mr. Azeez is a member of the board of directors of the Friends of Yemin Orde.  Mr. Azeez is the Chairman and founder of the Sam Azeez Museum of Woodbine Heritage.   Mr. Azeez’s significant executive and business development experience in the telecommunications industry and his civic service for various non-profit organizations qualifies him to be a member of our board of directors.

Donald R. Caldwell, 67, has served as one of our directors and as one of the Co-Chairman of our board of directors from April 2008 through November 24, 2009 and as our Chairman since November 24, 2009.  Mr. Caldwell founded Cross Atlantic Capital Partners, Inc. in 1999, and presently serves as its Chairman and Chief Executive Officer. He has serves as a director at Rubicon Technology, Inc. since 2001 where he chairs the Compensation Committee; and at Diamond Management & Technology Consultants, Inc. (NASDAQ) from 1994 until its sale to PriceWaterhouse in 2010, and where he served as a member of their Compensation Committee, Audit Committee and as the lead Director since 2006. Mr. Caldwell is a director and a member of its Compensation and Audit Committees and Chairman of the Executive Committee of Quaker Chemical Corporation (NYSE), and a member of the Compensation Committee and the board of Voxware, Inc. (NASDAQ), a supplier of voice driven solutions. Mr. Caldwell has been a director, Chairman of the Audit Committee and member of the compensation committee of Lighting Gaming, Inc. since 2005.  Mr. Caldwell was a director of Kanbay International, Inc. from 1999 through 2007 when it was purchased by CapGemini.  From 1996 to 1999, Mr. Caldwell was President and Chief Operating Officer and a director of Safeguard Scientifics, Inc. Mr. Caldwell is a Certified Public Accountant in the State of New York.  Mr. Caldwell’s experience serving was a director and officer of numerous public companies qualifies him to be a member of our board of directors.

John Harrison, 70, has served as one of our directors since November 2005. He is a founding Partner and Executive Director of The Keystone Equities Group, Inc., a full service investment banking group and a registered NASD broker-dealer founded in 2003. Mr. Harrison also is a Managing Director of Covenant Partners, a hedge fund that invests in direct marketing services companies. In 1999, Mr. Harrison became a founding Partner of Emerging Growth Equities, Ltd., a full service investment banking and brokerage firm focused on raising capital for emerging technology companies addressing high-growth industry sectors. From 1985 to 2000, Mr. Harrison served as President of DiMark, a direct marketing agency that was subsequently acquired by Harte-Hanks in 1996. He also has held senior management positions with CUNA Mutual, RLI Insurance and CNA Insurance where he directed their direct marketing practice. Mr. Harrison was Chairman of Professional Insurance Marketing Association (PIMA) and Chairman of the DMA Financial Services Council. Mr. Harrison’s extensive experience in the financial and insurance sectors qualifies him to be a member of our board of directors.

Robert J. Oakes, 55, has served as one of our directors since August 2008. He has served as the President and CEO of our InsPro Technologies, LLC subsidiary since our acquisition of the subsidiary on October 1, 2007. From 1986 until 2007 Mr. Oakes was President and Chief Executive Officer of the general partner of Atiam Technologies L.P. (now known as InsPro Technologies, LLC), a software development and servicing company that developed, expanded and serviced products to serve the insurance and financial services markets. Mr. Oakes founded InsPro Technologies under the name “Atiam” in 1986 and led the company’s effort to design and develop its flagship product, InsPro Enterprise. InsPro Enterprise is a state-of-the-art Insurance, Marketing, Administration and Claim System that provides end-to-end insurance processing, technology and support, for a broad range of life, health and disability products.  Mr. Oakes’ experience in the development of our flagship product and the management of InsPro Technologies, LLC qualifies him to be a member of our board of directors.

Sanford Rich, 56, has served as one of our directors since April 2006. Mr. Rich is currently the Chief of Negotiations and Restructuring at the Pension Benefit Guaranty Corporation, a U.S. government agency and has been in that position since November 2012. He is a director and the Audit Committee Chairman at Aspen Group Inc., an online for profit university. Mr. Rich served as director and Chief Executive Officer at In the Car, LLC from October 2011 to November 2012.  Mr. Rich has been a FINRA Registered Managing Director with Whitemarsh Capital Advisors LLC, a broker-dealer, since February 2009. Mr. Rich served as a director, audit committee chairman and SEC qualified audit committee financial expert of Interclick, Inc. from 2007 to 2010.  From 1995 to May 2008 Mr. Rich was director, Senior Vice President and Portfolio Manager at GEM Capital Management Inc. From 1993 to 1995, Mr. Rich was a Managing Director of High Yield Finance, Capital Markets & North American Loan Syndicate, Sales and Trading at Citicorp Securities. From 1985 to 1993, he served as Managing Director of Debt Capital Markets at Merrill Lynch. From 1978 to 1985, Mr. Rich held various Analyst positions in numerous companies, including Cypress Capital Management, Inc. (Vice President and Analyst from 1983 to 1985), FIAMCO (Distressed/High Yield Bond Analyst from 1981 to 1983), Progressive Corporation (Financial Analyst from 1980 to 1981) and Prescott, Ball and Turben (Distressed/High Yield Bond Analyst from 1978 to 1980).  Mr. Rich’s 30+ years of experience in the financial sector qualifies him to be a member of our board of directors.

L.J. Rowell, 81, has served as one of our directors since April 2006. He is a past President (1984-1996), Chief Executive Officer (1991-1996) and Chairman of the Board (1993-1996) of Provident Mutual Life Insurance Company, where he also held various other executive and committee positions from 1980 until his retirement in 1996. Mr. Rowell served on the board of directors of the PMA Group from 1992 until 2009.  Mr. Rowell served on the board of directors of the Southeast Pennsylvania Chapter of the American Red Cross, the American College, The Foundation at Paoli, and The Milton S. Hershey Medical Center. Mr. Rowell also has served on the Board of Trustees of The Pennsylvania State University as a business and industry trustee since 1992. In 1991, he served as the Chairman of the Major Business Division for the United Way of Southeastern Pennsylvania. Mr. Rowell also has served as Chairman of The American Red Cross Ad Blood Campaign and has previously served on its Major Contributions Donor Campaign.  Mr. Rowell’s extensive experience in the health insurance industry and his civic service for various health care organizations qualifies him to be a member of our board of directors.

Paul Soltoff, 59, has served as one of our directors since November 2005.  He also has served as Chairman and Chief Executive Officer of Acquirgy, Inc. since 2009.  He served as Chairman and Chief Executive Officer of SendTec, Inc. from its inception in February 2000 through 2009.  From 1997 until February 2000, Mr. Soltoff served as Chief Executive Officer of Soltoff Direct Corporation, a specialized direct marketing consulting company. From September 2004 until October 2005, Mr. Soltoff served as a director of theglobe.com.  Mr. Soltoff’s experience as an officer and director in the Internet marketing sector qualifies him to be a member of our board of directors.

Anthony R. Verdi, 65, has served as one of our directors since June 2008, as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008, as Acting Principal Executive Officer from June 20, 2008 through May 18, 2011 and as Principal Executive Officer since May 18, 2011. From 2001 until November 2005, Mr. Verdi provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. Mr. Verdi served as Chief Operating Officer of Provident American Corporation and Chief Financial Officer of HealthAxis, Inc.  From January 1990 until December 1998 Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller.  Mr. Verdi’s extensive experience in the health insurance industry and his financial and accounting background qualifies him to be a member of our board of directors.

Edmond J. Walters, 52, has served as one of our directors since April 2008. Mr. Walters is Founder and Chief Executive Officer of eMoney Advisor, a wealth planning and management solutions provider for financial advisors that Mr. Walters founded in 2000 and is now a wholly-owned subsidiary of Commerce Bancorp. Prior to forming eMoney Advisor in 2000, Mr. Walters spent more than 20 years in the financial services industry, advising high net worth clients. From 1983 to 1992 he was associated with Kistler, Tiffany & Company in Wayne, PA. In 1992, Walters helped found the Wharton Business Group, a financial advising firm, in Malvern, PA.  Mr.
Walters’ 20+ years of experience in the financial sector qualify him to be a member of our board of directors.

The Board has determined that Messrs. Caldwell, Adamsky, Azeez, Harrison, Rich, Rowell, Soltoff and Walters are “independent” directors as defined by Rule 4200(a)(15) of the NASDAQ listing standards and as defined by Rule 10A-3(b)(1)(ii) promulgated by the Commission.

Executive Officers of the Registrant

The following table sets forth the name, age and title of persons currently serving as our executive officers.  Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position
Anthony R. Verdi	65	Principal Executive Officer, Chief Financial Officer and Chief Operating Officer
Robert J. Oakes	55	President and Chief Executive Officer of InsPro Technologies, LLC

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

Robert Oakes has served as the President and Chief Executive Officer of our InsPro Technologies, LLC subsidiary since our acquisition of it on October 1, 2007.  From 1986 until 2007 Mr. Oakes was President and Chief Executive Officer of the general partner of Atiam Technologies, L.P., a software development and servicing company that developed, expanded and serviced products to serve the insurance and financial services markets.  Mr. Oakes founded Atiam in 1986 and led the company’s effort to design and develop its flagship product, InsPro.

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

The Audit Committee is primarily responsible for overseeing the Company’s risk management processes on behalf of the full board.  The Audit Committee receives reports from management at least quarterly regarding the Company’s assessment of risks.  In addition, the Audit Committee regularly meets with management to discuss the Company’s policies with respect to risk assessment and risk management, the Company’s major financial risk exposures and the steps management has taken to monitor and mitigate these exposures. The Audit Committee reports regularly to the full board of directors, which also considers the Company’s risk factors.  While the board oversees the Company’s risk management, company management is responsible for day-to-day risk management processes.   We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach.

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

Nominating and Governance Committee

The members of our nominating and governance committee are Messrs. Rowell, Harrison, Soltoff and Walters.  Mr. Rowell chairs the committee.  This committee is responsible for recommending qualified candidates to the board of directors for election as directors, including the slate of directors that the board proposes for election by stockholders at annual meetings.  While the committee does not have a formal diversity “policy,” the committee recommends candidates based upon many factors, including the diversity of their business or professional experience, the diversity of their background and their array of talents and perspectives.  We believe that the committee’s existing nominations process is designed to identify the best possible nominees for the board, regardless of the nominee’s gender, racial background, religion or ethnicity.  The committee identifies candidates through a variety of means, including recommendations from members of the board and suggestions from our management, including our Chairman and Principal Executive Officer.  In addition, the committee considers candidates recommended by third parties, including stockholders. Stockholders wishing to recommend director candidates for consideration by the committee may do so by writing our Secretary and giving the recommended candidate’s name, biographical data and qualifications.

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

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid to, awarded to or earned during the fiscal years ended December 31, 2013 and 2012 by our Principal Executive Officer and each of our two other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered to us in all capacities during 2013. The executive officers listed in the table below are referred to in this report as our “named executive officers”.  There were no non-equity incentive plan compensation or non-qualified deferred compensation earnings for any of the named executive officers for the fiscal years ended December 31, 2013 and December 31, 2012.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (6)	Stock Awards ($)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)

Anthony R. Verdi (1)	2013	250,000	-	-	-	16,335	266,335
Chief Executive Officer,	2012	250,000	-	-	-	16,491	266,491
Chief Financial Officer & Chief
Operating Officer

Robert J. Oakes (2)	2013	300,000	-	-	-	21,133	321,133
President & Chief Executive Officer of InsPro Technologies, LLC	2012	300,000	-	-	-	23,598	323,598

Michael Mullin (3)	2013	220,000	-	-	-	132,854	352,854
Chief Operating Officer of	2012	217,303	25,000	-	-	16,257	258,560
InsPro Technologies, LLC

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

(3)           Mr. Mullin was appointed Chief Operating Officer of our subsidiary InsPro Technologies, LLC on June 20, 2011 and served in that capacity through December 29, 2013. Mr. Mullin’s employment terminated effective December 29, 2013.

(4)           Represents the aggregate grant date fair value of the stock option as of the date of grant using the Black-Scholes option-pricing model.  Fair value is estimated based on an expected life of five years, an assumed dividend yield of 0% and the assumptions below.

Name	Fiscal Year	Fair Value at Date of Grant ($)	Number of Options Granted (#)	Option Exercise Price ($)	Closing Stock Price on the Date of Grant ($)	Date of Grant	Expected Volatility	Risk Free Interest Rate	Expected Life in Years	Assumed Dividend Yield

Anthony R. Verdi	2013	-	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-	-

Robert J. Oakes	2013	-	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-	-

Michael Mullin	2013	-	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-	-

(5)           All other compensation paid to our named executive officers in the fiscal year ended December 31, 2013 consisted of the following:

Name	Payments for Auto and Equipment ($) (a)	Company Paid Health, Life and Disabilitly Insurance ($) (b)	Company Matching of Employee 401(k) Contributions (c)	Severance (d)	Total ($)
Anthony R. Verdi	13,200	722	2,413	-	16,335

Robert J. Oakes	1,200	17,383	2,550	-	21,133

Michael Mullin	1,200	12,722	2,332	116,600	132,854

(a)      Payments for auto and equipment represent monthly allowances for auto, cell phones and other equipment.

(b)      Company-paid health, life and disability insurance represent the cost of company-paid insurance premiums covering the named executive officers and, in the case of health insurance premiums, their dependents. The Company paid 75% of these insurance premiums for the named executive officers. Health insurance premiums vary based on several factors, including the age of the named executive officer and the number of their covered dependents.

(c)      Company matching of employee 401(k) contributions represents 25% of the employee’s contribution up to 4% of the employee’s compensation, which were fully vested for the above named Executive Officers.

(d)      Severance represents the accrual of post employment payments to Mr. Mullin for base salary pursuant to a Separation of Employment Agreement and General Release entered into effective November 29, 2013.

(6)              Mr. Mullin received variable compensation based on positive cash flow per calendar quarter for those quarters that InsPro Technologies, LLC had positive cash flow.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the outstanding equity awards held by our named executive officers for the year ended December 31, 2013. There have been no stock awards granted.  The information below pertains to stock options, which were granted under the 2010 Equity Compensation Plan (which includes prior grants under our 2005 Incentive Stock Plan, 2006 Omnibus Equity Compensation Plan and 2008 Equity Compensation Plan), restricted stock grants, which were granted in accordance with the terms of our 2006 Omnibus Equity Compensation Plan, a warrant to purchase 150,000 shares of the Company’s Series A Convertible Preferred Stock, which was issued to Mr. Oakes on August 18, 2010, and a warrant to purchase 150,000 shares of the Company’s Series A Convertible Preferred Stock, which was issued to Mr. Verdi on September 14, 2011.

Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

	Exercisable	Unexercisable

Anthony R. Verdi	150,000	-	-	4.00	9/14/2016
	650,000	-	-	0.10	2/4/2014
	350,000	-	-	1.00	11/09/2015

Robert J. Oakes	1,125,000	375,000	-	0.11	8/18/2015
	150,000	-	-	4.00	8/18/2015
	1,000,000		-	0.10	2/4/2014

Michael Mullin	700,000	-	-	0.10	3/29/2014

Employment, Severance and Other Agreements

Anthony R. Verdi

Pursuant to an amended and restated employment agreement Mr. Verdi serves as our Principal Executive Officer, Chief Financial Officer and Chief Operating Officer.  His amended and restated employment agreement automatically renewed for a one year term on March 31, 2013, and, if not terminated, will automatically renew for one year periods.  His annual base salary was $225,000 per year from March 31, 2008 through May 30, 2011 and was then increased by the board of directors to $250,000 effective June 1, 2011.  He is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time.

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

Robert J. Oakes

Pursuant to an amended and restated written employment agreement with InsPro Technologies, LLC, Mr. Oakes serves as InsPro Technologies, LLC’s President and Chief Executive Officer.  Pursuant to his employment agreement, his annual base salary was $250,000 per year through September 30, 2011.  On April 7, 2011, Mr. Oakes received an increase in his base compensation pursuant to his employment agreement to $300,000 retroactive to July 1, 2010, upon InsPro Technologies, LLC achievement of one calendar quarter of positive operating cash flow, which occurred during the calendar quarter ended March 31, 2011.  Mr. Oakes was entitled to bonus compensation equal to 100% of the InsPro Technologies, LLC’s net income up to a maximum of $100,000 in 2010 and $100,000 in 2011.  Mr. Oakes is entitled to such fringe benefits as are available to other executives of InsPro Technologies Corporation.  Mr. Oakes employment agreement was automatically extended for an additional one year term on March 25, 2013 and will be annually automatically extended thereafter unless either party provides written notification to the other party of non-renewal no later than 60 days prior to the termination date of the agreement.

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

Michael Mullin

Pursuant to a written employment agreement with InsPro Technologies, LLC Mr. Mullin served as InsPro Technologies, LLC’s Chief Operating Officer from June 20, 2011 through December 29, 2013.  His employment agreement automatically renewed for a one year term on June 20, 2013 and was terminated effective December 29, 2013.  Pursuant to his employment agreement, his annual base salary was $220,000 per year plus a $1,000 per month benefits allowance paid each month that he was not a participant in the Company’s health insurance plans offer to executives and such fringe benefits as are available to other executives of InsPro Technologies Corporation.

Pursuant to his written offer of employment Mr. Mullin was entitled to variable incentive cash compensation each calendar quarter amounting to 100% of InsPro Technologies, LLC’s positive cash flow up to a maximum of $12,500 per calendar quarter.

On November 29, 2013, we agreed to a Separation of Employment and General Release Agreement with Mr. Mullin, whereby we and Mr. Mullin mutually agreed that Mr. Mullin’s employment terminated effective December 29, 2013, which we refer to as the separation date.  Under the terms of this agreement, we agreed to continue to pay Mr. Mullin his current monthly base salary of $18,333 for a period of six (6) months after the separation date, less applicable tax withholding, which amount will be paid in equal monthly installments in accordance with our normal payroll practices.  Any unvested stock option grants held by Mr. Mullin as of the separation date were forfeited.  All vested stock option grants held by Mr. Mullin as of the separation date will expire in accordance with their original expiration term.

Compensation of Directors

The following table sets forth information concerning the compensation of all individuals who served on our board of directors during the fiscal year ended December 31, 2013. There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings paid to any of our directors for the year ended December 31, 2013. Directors who are employees receive no additional or special compensation for serving as directors. All compensation for Messrs. Oakes and Verdi is included in the Summary Compensation Table.  Messrs. Adamsky, and Caldwell have assigned all of their board compensation to The Co-Investment Fund II, L.P.   Messrs. Adamsky and Caldwell are stockholders, directors and officers of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of The Co-Investment Fund II, L.P.

Name		Fees Earned or Paid in Cash ($) (1)	Stock A wards ($)	Option A wards ($)	Total ($)

Brian Adamsky	(2)	6,000

Michael Azeez		4,500	-	-	4,500

Donald Caldwell	(2)	8,000	-	-	8,000

John Harrison		6,000	-	-	6,000

Sanford Rich		8,000	-	-	8,000

L.J. Rowell		6,500	-	-	6,500

Paul Soltoff		4,500	-	-	4,500

Edmond Walters		4,500	-	-	4,500

(1)           Represents board and committee meeting fees paid to our directors under our Non-Employee Director Compensation Plan.

(2)	Messrs. Adamsky and Caldwell have assigned all of their board compensation to The Co-Investment Fund II, L.P.

The following table sets forth information concerning the aggregate number of options available, which are options issued, outstanding and exercisable, for non-employee directors as of December 31, 2013.

Aggregate Number of Options Available as of December 31, 2013

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows information known by us with respect to the beneficial ownership of our common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as of March 28, 2014, for each of the following persons:

●	each of our directors;

●	our named executive officers;

●	all of our directors, director nominees and executive officers as a group; and

●	each person or group of affiliated persons or entities known by us to beneficially own 5% or more of our common stock, Series A Convertible Preferred Stock or Series B Convertible Preferred Stock.

The number of shares beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the Securities and Exchange Commission. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 28, 2014 through the exercise of any warrant, stock option or other right.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying options and warrants that are exercisable within 60 days of March 28, 2014 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The following table is based on 41,543,655 shares of common stock, 1,276,750 shares of Series A Convertible Preferred Stock and 3,309,378 shares of Series B Convertible Preferred Stock outstanding as of March 28, 2014. Unless otherwise indicated, the address of all individuals and entities listed below is InsPro Technologies Corporation, 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087.
Name of Beneficial Owner	Number of Shares Beneficially Owned	Title of Class	Percent of Shares Beneficially
Directors and Executive Officers:
Michael Azeez	8,499,990 (1)(1a)	Common Stock	20.5%
	283,333(1)	Series B Preferred Stock	7.4%

Brian Adamsky	78,234,871 (2)	Common Stock	73.0%
	1,250,000 (3)	Series A Preferred Stock	97.9%
	1,130,711 (3)	Series B Preferred Stock	29.7%
Donald R. Caldwell	78,348,881 (2)	Common Stock	73.1%
	1,250,000 (3)	Series A Preferred Stock	97.9%
	1,130,711 (3)	Series B Preferred Stock	29.7%
Robert J. Oakes	5,582,232 (4)	Common Stock	12.8%

Name of Beneficial Owner	Number of Shares Beneficially Owned	Title of Class	Percent of Shares Beneficially
	151,250 (5)	Series A Preferred Stock	10.7%
John Harrison	453,333 (6)	Common Stock	1.1%
	1,250	Series A Preferred Stock	*
Michael Mullin	700,000 (7)	Common Stock	1.7%
L.J. Rowell	415,600 (8)	Common Stock	1.0%
Paul Soltoff	388,333 (9)	Common Stock	*
	1,250	Series A Preferred Stock	*
Sanford Rich	348,333 (10)	Common Stock	*
	1,250	Series A Preferred Stock	*
Anthony R. Verdi	4,118,333 (11)	Common Stock	9.7%
	151,250(5)	Series A Preferred Stock	10.7%
Edmond Walters	171,633	Common Stock	*
All directors and executive officers as a group (11 persons)	99,026,669 (1)(1a)(2)(4)(5) (6) (7)(8)(9) (10)(11)(12)	Common Stock	81.3%
	1,256,250 (3)	Series A Preferred Stock	98.6%
	1,414,044 (3)	Series B Preferred Stock	37.1%

Holders of More than Five Percent of Our Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock:

The Co-Investment Fund II, L. P.	78,234,871 (12)	Common Stock	73.0%
	1,250,000	Series A Preferred Stock	97.9%
	1,130,711	Series B Preferred Stock	29.7%

Independence Blue Cross	50,000,010 (13)	Common Stock	61.0%
	2,166,667	Series B Preferred Stock	56.9%

Azeez Investors, LLC	8,499,990 (1a)	Common Stock	17.0%
	283,333	Series B Preferred Stock	7.4%

Scarpa Family Trust, 2005	6,500,010 (14)	Common Stock	13.5%
	216,667	Series B Preferred Stock	5.7%

Alvin H. Clemens	3,922,457 (15)	Common Stock	9.2%

*  Less than 1%

(1)
Represents securities owned by Azeez Investors, LLC.  Mr. Azeez is a managing member of Azeez Investors, LLC.  Mr. Azeez disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(1a)
Includes 2,833,330 shares underlying warrants, which are exercisable within 60 days of March 28, 2014.  Includes 5,666,660 shares underlying 283,333 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B Convertible Preferred Stock.

(2)
Includes 12,646,874 shares, 47,614,220 shares underlying warrants, which are convertible within 60 days of March 28, 2014, 25,000,000 shares underlying 1,250,000 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock, and 22,614,220 shares underlying 1,130,711 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B Convertible Preferred Stock, which are beneficially owned by Co-Investment Fund II, L. P. (the “Fund”), designee of Cross Atlantic Capital Partners, Inc.

(3)
Represents securities owned by the Fund, the designee of Cross Atlantic Capital Partners, Inc., of which Brian Adamsky is secretary, treasurer and chief financial officer and of which Donald R. Caldwell is managing partner.  Mr. Caldwell is also a shareholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of the Fund.  Mr. Adamsky and Mr. Caldwell disclaim beneficial ownership of these securities, except to the extent of their pecuniary interest therein.

(4)
Includes 1,750,000 shares underlying options and 33,333 shares underlying warrants, which are exercisable within 60 days of March 28, 2014.  Includes 3,000,000 shares underlying a warrant, which are exercisable within 60 days of March 28, 2014, to purchase 150,000 shares of Series A Convertible Preferred Stock, which are exercisable within 60 days of March 28, 2014, which are also convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock. Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock.  Excludes 750,000 shares underlying options, which are not exercisable within 60 days of March 28, 2014.

(5)	Includes 150,000 shares underlying warrants, which are exercisable within 60 days of March 28, 2014.

(6)
Includes 250,000 shares underlying options and 58,333 shares underlying warrants, all of which are exercisable within 60 days of March 28, 2014.  Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock.

(7)	Includes 700,000 shares underlying options, which are exercisable within 60 days of March 28, 2014.

(8)	Includes 200,000 shares underlying options that are exercisable within 60 days of March 28, 2014.

(9)
Includes 150,000 shares underlying options and 33,333 shares underlying warrants, all of which are exercisable within 60 days of March 28, 2014.  Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock.

(10)
Includes 200,000 shares underlying options and 33,333 shares underlying warrants that are exercisable within 60 days of March 28, 2014. Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock.

32

(11)
Includes 1,000,000 shares underlying options and 33,333 shares underlying warrants, all of which are exercisable within 60 days of March 28, 2014.  Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock.  Includes 3,000,000 shares underlying a warrant, which are exercisable within 60 days of March 28, 2014, to purchase 150,000 shares of Series A Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock.

(12)
Includes 47,614,220 shares underlying warrants that are exercisable within 60 days of March 28, 2014.  Includes 25,000,000 shares underlying 1,250,000 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock.  Includes 22,614,220 shares underlying 1,130,711 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B Convertible Preferred Stock.

(13)
Includes 21,666,670 shares underlying warrants, which are exercisable within 60 days of March 28, 2014.  Includes 43,333,340 shares underlying 2,166,667 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B Convertible Preferred Stock.

(14)
Includes 1,333,340 shares underlying warrants, which are exercisable within 60 days of March 28, 2014.  Includes 4,330,340 shares underlying 216,667 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series B Convertible Preferred Stock.

(15)
Includes 1,000,000 shares held by The Clemens-Beaver Creek Limited Partnership, of which Alvin H. Clemens is the general partner. Also includes 100,000 shares held by Mr. Clemens’s minor children. Also includes 993,377 shares underlying warrants, all of which are exercisable within 60 days of March 28, 2014.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2013:

EQUITY COMPENSATION PLAN

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)

Equity compensation plans approved by security holders	5,900,000	$0.51	23,096,980
Equity compensation plans not approved by security holders(1)(2)	12,000,000	$0.20	0

Total(2)	17,900,000	$0.30	23,096,980

(1)           Includes warrants issued as compensation, which were not part of an equity compensation plan that was approved by security holders, to two executives to purchase in aggregate 300,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, at an exercise price equal to $4.00 per share for a period of five years from the grant date of the warrants.  These warrants are immediately exercisable and non transferrable.  Each share of Series A Preferred Stock is convertible into 20 shares of common stock, subject to adjustment, at the option of the holder of the Series A Convertible Preferred Stock.  On August 18, 2010, the board of directors of the Company granted a warrant to purchase 150,000 shares of Series A Preferred Stock to Mr. Robert Oakes, who is InsPro Technologies LLC’s President and CEO.  This warrant expires on August 18, 2015.  On September 14, 2011, the board of directors of the Company granted a warrant to purchase 150,000 shares of Series A Convertible Preferred Stock to Anthony R. Verdi, the Company’s Principal Executive Officer and Chief Financial Officer.  This warrant expires on September 14, 2016.

(2)            Assumes the warrants to purchase in aggregate 300,000 shares of Series A Convertible Preferred Stock at an exercise price equal to $4.00 per share are converted into 20 shares of common stock for each share of Series A Preferred Stock, or 6,000,000 shares of common stock in aggregate, with a weighted average exercise price of $0.20 per common stock share.

A description of the material terms of our equity compensation plans can be found in Note 7 – Shareholders Equity – Stock Options in the notes to the consolidated financial statements contained in Item 7 of this Annual Report on Form 10-K.

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

●
On September 12, 2013, we completed a private placement with Independence Blue Cross, a Pennsylvania hospital plan corporation and an accredited investor that holds more than 5% of our common stock (the “Investor”), for an aggregate of 500,000 shares of Series B Preferred Stock, and warrants to purchase 5,000,000 shares of Common Stock, pursuant to the terms of a securities purchase agreement.  We agreed to sell to the Investor 500,000 investment units at a per unit price of $3.00, for an aggregate total investment of $1,500,000, and each unit consisted of one share of Series B Convertible Preferred Stock and a warrant to purchase 10 shares of our common stock at an initial exercise price of $0.15 per share, subject to adjustment. The units issued are substantially equivalent to the units offered in our 2013 rights offering.

Director Independence

Although our common stock is not listed on NASDAQ and, as a result, we are not subject to NASDAQ’s listing standards, we voluntarily strive to comply with such standards. As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by a company’s board of directors.  Our board of directors, in applying the standards for independence as defined by Rule 4200(a)(15) of the NASDAQ listing standards and Rule 10A-3(b)(1)(ii) promulgated by the Securities and Exchange Commission, has affirmatively determined that Messrs. Caldwell, Adamsky, Azeez, Harrison, Rich, Rowell, Soltoff and Walters are “independent” directors.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of D’Arelli Pruzansky, P.A.  for the years ended December 31, 2013 and 2012 and Sherb & Co. LLP for the year ended December 31, 2012 are set forth below:

	2013 Fees	2012 Fees
Audit Fees (1)	$0	$15,000
Audit Fees (2)	$82,500	$67,500
Audit-Related Fees (3)	1,500	1,500
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$84,000	$84,000

(1)
Audit fees of Sherb & Co., LLP for the fiscal year ended December 31, 2012 were for professional services rendered for the interim quarterly reviews of our consolidated financial statements through our June 30, 2012 that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit fees of D’Arelli Pruzansky, P.A. for the fiscal years ended December 31, 2013 and 2012 were for professional services rendered for the 2013 audit and our interim quarterly reviews of our consolidated financial statements effective with our September 30, 2012 interim quarterly review and services that are normally provided in connection with statutory and regulatory filings or engagements.

(3)	Audit-related fees of Sherb & Co., LLP for the fiscal year ended December 31, 2012 was for professional services rendered for the review of the Company’s registration statement on form S-1.

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

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

1.           Financial Statements.  See Financial Statements on page 19 of this Annual Report on Form 10-K.

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

2.2
Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 26, 2007).

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

3.10
Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

3.11
Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

4.1
Securities Purchase Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.2
Registration Rights Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.3
Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.4
Registration Rights Agreement, dated October 1, 2007, by and among the Company and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.5
Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.6
Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.7
Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.8
Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.9
Board Representation Agreement, dated March 31, 2008, between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10
Securities Purchase Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

Exhibit Number	Description
4.11
Registration Rights Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.12	Preferred Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.13	Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.14	Form of Warrant (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.15
Securities Purchase Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.16
Registration Rights Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.17	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.18
Board Representation Agreement, dated September 30, 2010, by and between Health Benefits Direct Corporation and Independence Blue Cross (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.19	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.20	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.21
Note Conversion Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.22
Registration Rights Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.23	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.24
Securities Purchase Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.25
Registration Rights Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

Exhibit Number	Description
4.26	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.27	Form of Warrant (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on February 1, 2013)
4.28
Securities Purchase Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.29
Registration Rights Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.30	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.35	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

10.1
Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.3
Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.4	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.5
Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.6
Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006).

10.7
Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

10.8
Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

Exhibit Number	Description
10.9
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

10.11
Health Benefits Direct Corporation 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

10.12
InsPro Technologies Corporation Amended and Restated Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2011).

10.13
Loan and Security Agreement, dated as of October 3, 2012, by and among the Company, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 10, 2012).

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of InsPro Technologies Corporation

23.1**	Consent of D’Arelli Pruzansky, P.A.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

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

/s/ ANTHONY R. VERDI	Principal Executive Officer, Chief Financial Officer, Chief Operating Officer and Director	March 25, 2014
Anthony R. Verdi	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Donald R. Caldwell	Chairman	March 27, 2014
Donald R. Caldwell

/s/ Brian Adamsky	Director	March 25, 2014
Brian Adamsky

/s/ Michael Azeez	Director	March 26, 2014
Michael Azeez

/s/ JOHN HARRISON	Director	March 25, 2014
John Harrison

/s/ ROBERT J. OAKES	Director	March 27, 2014
Robert J. Oakes

/s/ PAUL SOLTOFF	Director	March 25, 2014
Paul Soltoff

/s/ SANFORD RICH	Director	March 26, 2014
Sanford Rich

/s/ L. J. ROWELL	Director	March 26, 2014
L.J. Rowell

Director
Edmond Walters

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

2.2
Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 26, 2007).

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

3.10
Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

3.11
Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

Exhibit Number	Description
4.1
Securities Purchase Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.2
Registration Rights Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.3
Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.4
Registration Rights Agreement, dated October 1, 2007, by and among the Company and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.5
Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.6
Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.7
Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.8
Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.9
Board Representation Agreement, dated March 31, 2008, between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10
Securities Purchase Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.11
Registration Rights Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.12	Preferred Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.13	Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.14	Form of Warrant (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

Exhibit Number	Description
4.15
Securities Purchase Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.16
Registration Rights Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.17	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.18
Board Representation Agreement, dated September 30, 2010, by and between Health Benefits Direct Corporation and Independence Blue Cross (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.19	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.20	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.21
Note Conversion Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.22
Registration Rights Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.23	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.24
Securities Purchase Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.25
Registration Rights Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.26	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.27	Form of Warrant (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on February 1, 2013)
4.28
Securities Purchase Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.29
Registration Rights Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

Exhibit Number	Description
4.30	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.35	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

10.1
Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.3
Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.4	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.5
Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.6
Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006).

10.7
Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

10.8
Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.9
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

10.11
Health Benefits Direct Corporation 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

Exhibit Number	Description
10.12
InsPro Technologies Corporation Amended and Restated Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2011).

10.13
Loan and Security Agreement, dated as of October 3, 2012, by and among the Company, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 10, 2012).

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of InsPro Technologies Corporation

23.1**	Consent of D’Arelli Pruzansky, P.A.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

**           Filed herewith

