Form 10-Q
period 2014-03-31
InsPro Technologies Corp
filed 2014-05-14
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2014, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES CORPORATION
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$1,837,930	$2,569,536
Accounts receivable, net	2,513,689	1,660,564
Prepaid expenses	226,056	200,985
Other current assets	2,066	2,564
Assets of discontinued operations	24,224	31,540

Total current assets	4,603,965	4,465,189

Property and equipment, net	883,006	959,902
Other assets	60,000	60,000

Total assets	$5,546,971	$5,485,091

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$525,000	$550,761
Accounts payable	1,247,773	1,169,251
Accrued expenses	521,625	456,753
Current portion of capital lease obligations	78,885	57,932
Due to related parties	10,000	10,000
Deferred revenue	1,435,050	1,006,875

Total current liabilities	3,818,333	3,251,572

LONG TERM LIABILITIES:
Warrant liability	607,199	607,199
Capital lease obligations	6,892	23,184

Total long term liabilities	614,091	630,383

Total liabilities	4,432,424	3,881,955

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized) Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 3,809,378 shares issued and outstanding (liquidation value $11,428,134 and $9,892,134, respectively)	7,709,919	7,709,919
Common stock ($.001 par value; 300,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	43,424,341	43,411,172
Accumulated deficit	(52,925,360)	(52,423,602)

Total shareholders’ equity	1,114,547	1,603,136

Total liabilities and shareholders’ equity	$5,546,971	$5,485,091

(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31
	2014	2013
	(Unaudited)	(Unaudited)

Revenues	$3,576,599	$4,592,823

Cost of revenues	2,952,433	3,372,376

Gross profit	624,166	1,220,447

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	657,495	651,964
Advertising and other marketing	51,929	56,172
Depreciation	36,715	38,213
Rent, utilities, telephone and communications	90,662	93,421
Professional fees	170,665	267,178
Other general and administrative	181,414	178,290

Total selling, general and administrative expenses	1,188,880	1,285,238

Operating loss from continuing operations	(564,714)	(64,791)

Other income (expense):
Gain (loss) on the change of the fair value of warrant liability	-	(279,799)
Interest expense	(7,444)	(7,655)

Total other income (expense)	(7,444)	(287,454)

Loss from continuing operations	(572,158)	(352,245)

Income from discontinued operations	70,400	113,753

Net loss	$(501,758)	$(238,492)

Net income (loss) per common share - basic and diluted:
Loss from operations	$(0.01)	$(0.02)
Income from discontinued operations	0.00	0.01
Net loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(501,758)	$(238,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175,455	177,172
Stock-based compensation	13,168	18,183
Loss on change of fair value of warrant liability	-	279,799
Changes in assets and liabilities:
Accounts receivable	(853,125)	(669,640)
Prepaid expenses	(25,071)	(4,163)
Other current assets	498	(5,704)
Accounts payable	78,522	(425,293)
Accrued expenses	64,872	61,894
Deferred revenue	428,175	630,223
Assets of discontinued operations	7,316	23,044

Net cash used in operating activities	(611,948)	(152,977)

Cash Flows From Investing Activities:
Purchase of property and equipment	(70,601)	(68,888)

Net cash used in investing activities	(70,601)	(68,888)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock and warrants	-	36,000
Fees paid in connection with sale of preferred stock and warrants	-	(28,800)
Payments on notes payable	(25,761)	(26,985)
Payments on capital leases	(23,296)	(20,267)

Net cash used in financing activities	(49,057)	(40,052)

Net decrease in cash	(731,606)	(261,917)

Cash - beginning of the period	2,569,536	3,347,689

Cash - end of the period	$1,837,930	$3,085,772
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$5,523	$5,734

Non cash financing activities:
Accrued interest on loan payable	$1,921	$1,921

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

We acquired Atiam Technologies, L.P. on October 1, 2007 through our Atiam Technologies, LLC subsidiary.  During the second quarter of 2009, Atiam Technologies, LLC was renamed InsPro Technologies, LLC (“InsPro LLC”).  InsPro LLC is a provider of comprehensive, web-based insurance administration software applications.  InsPro LLC’s flagship software product is InsPro Enterprise, which was introduced in 2004.  InsPro LLC offers InsPro Enterprise on both a licensed and an ASP (Application Service Provider) basis.  InsPro Enterprise is an insurance administration system that supports group and individual business lines; life, health and long term care products; and efficiently processes agent, direct market, worksite and web site generated business.  InsPro LLC’s clients include insurance carriers and third party administrators.  InsPro LLC realizes revenue from license fees, application service provider fees, software maintenance fees and consulting and implementation services.

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 and notes thereto and other pertinent information contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Commission”).

The consolidated financial statements of the Company include the Company and its subsidiaries.  All material inter-company balances and transactions have been eliminated.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2014 and 2013 include the warrant liability, allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, and deferred revenue.

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  At March 31, 2014 and December 31, 2013, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $0 and $0, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of March 31, 2014 and December 31, 2013, because of the relatively short-term maturity of these instruments and their market interest rates.

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
March 31, 2014

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
March 31, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  As of March 31, 2014, the tax years ended December 31, 2013, 2011 and 2010 are still subject to audit.

Income (loss) per common share

Basic earnings per share is computed by dividing income (loss) from continuing operations by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing the adjusted net income (loss) from operations for diluted earnings per share by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  The effects of common stock equivalents and potentially dilutive securities outstanding during 2014 and 2013 are excluded from the calculation of diluted income (loss) per common share because it is anti-dilutive.

The Company’s common stock equivalents include the following:
	March 31, 2014	December 31, 2013

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	76,187,560	76,187,560
Options to purchase common stock issued and outstanding	3,415,000	5,900,000
Warrants to purchase common stock issued and outstanding	45,473,780	72,140,447
Warrants to purchase series A convertible preferred stock, issued and outstanding	6,000,000	6,000,000
	156,611,340	185,763,007

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
March 31, 2014

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

InsPro LLC’s revenue is generally recognized under ASC 985-605.   For software arrangements involving multiple elements, which are license fees, professional services, ASP services and maintenance services, the Company allocates revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectability is probable.  Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.  Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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
March 31, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro EnterpriseTM design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs and depreciation.  For the three months ended March 31, 2014 and 2013, cost of revenues consisted of the following:
	For the Three Months Ended March 31,
	2014	2013

Salaries, employee benefits and related taxes	$1,879,565	$1,972,590
Software consulting and other professional services	702,479	1,068,388
Rent, utilities, telephone and communications	103,566	109,487
Depreciation	138,740	138,959
Other cost of revenues	128,083	82,952
	$2,952,433	$3,372,376

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred. For the three months ended March 31, 2014 and 2013, advertising and other marketing costs were $51,929 and $56,951, respectively.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”).  At March 31, 2014, the Company had $1,837,930 of cash in United States bank deposits, of which $500,884 was federally insured and $1,337,046 was not federally insured.  In 2010 the FDIC insurance coverage limit was increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s InsPro EnterpriseTM clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	March 31, 2014	December 31, 2013
	2014	2013

Client #1	38%	27%
Client #2	12%	18%
Client #3	11%	13%
Client #4	-	10%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table lists the percentage of the Company’s revenue earned from the Company’s InsPro Enterprise clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the Three Months Ended March 31,
	2014	2013

Client #1	19%	53%
Client #2	16%	12%
Client #3	11%	-

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

Registration rights agreements

At March 31, 2014, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements.  Accordingly, no liability was recorded as of March 31, 2014.  See Note 5 - Stockholders Equity – Registration and Participation Rights.

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
March 31, 2014

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

NOTE 2 – DISCONTINUED OPERATIONS

The Company has classified its former telesales call center and external agent produced agency business as discontinued operations. During the first quarter of 2009, the Company ceased the direct marketing and sale of health and life insurance and related products to individuals and families in its Telesales call center.  The Company also determined to discontinue selling health and life insurance and related products to individuals and families through its non employee ISG agents.  On February 20, 2009, the Company entered into and completed the sale of its agency business to an unaffiliated third party, pursuant to the terms of a client transition agreement.

The financial position of discontinued operations was as follows:

	March 31, 2014	December 31, 2013

Accounts receivable	$24,224	$31,540
Net current assets of discontinued operations	$24,224	$31,540

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

NOTE 2 – DISCONTINUED OPERATIONS (Continued)

The results of discontinued operations do not include any allocated or common overhead expenses.  The results of operations of discontinued operations were as follows:

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Commission and other revenue from carriers	$9,821	$18,004
Transition policy commission pursuant to the Agreement	69,368	101,569

	79,189	119,573

Operating expenses:
Other general and administrative	8,789	5,820

	8,789	5,820

Income from discontinued operations	$70,400	$113,753

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful
	Life
	(Years)	At March 31, 2014	At December 31, 2013
Computer equipment and software	3	$3,051,427	$2,952,868
Office equipment	4.6	137,723	237,629
Office furniture and fixtures	6.7	189,857	89,951
Leasehold improvements	5.4	94,620	94,620
		3,473,627	3,375,068

Less accumulated depreciation		(2,590,621)	(2,415,166)

		$883,006	$959,902

For the three months ended March 31, 2014, depreciation expense was $175,455, which included $138,740 of depreciation expense recorded in cost of revenues.  For the three months ended March 31, 2013, depreciation expense was $177,172, which included $138,959 of depreciation expense recorded in cost of revenues.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	At March 31,	At December 31,
	2014	2013

Notes payable for insurance premium financing	$0	$25,761
Loan from Silicon Valley Bank	525,000	525,000

	$525,000	$550,761

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

As of March 31, 2014, the Company was in compliance with the Loan Agreement, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base and AQR under the Revolving Facility were $2,000,000 and 1.59:1.00, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2014 and December 31, 2013, the Company was authorized to issue 300,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”).  As of March 31, 2014 and December 31, 2013, the Company had 41,543,655 shares of its Common Stock issued and outstanding.  The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	March 31, 2014	December 31, 2013

Exercise of options issued and outstanding to purchase common stock	3,415,000	5,900,000
Issuance of common shares available under the 2010 Equity Compensation Plan	25,581,980	23,096,980
Exercise of warrants issued and outstanding to purchase common stock	45,473,780	72,140,447
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	6,000,000	6,000,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	76,187,560	76,187,560

Total common stock reserved for issuance	182,193,320	208,859,987

The above table includes Common Stock reserved for non exercisable stock options and Common Stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Convertible Preferred Stock

As of March 31, 2014 and December 31, 2013, the Company was authorized to issue 3,437,500 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”).  As of March 31, 2014 and December 31, 2013, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding.  As of March 31, 2014 and December 31, 2013, the Company has reserved 300,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

The Series A Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series A Preferred Stock having the right to 20 votes.  Upon the liquidation, sale or merger of the Company, each share of Series A Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $12,767,500, subject to certain customary adjustments, or (B) the amount such share of Series A Preferred Stock would receive if it participated pari passu with the holders of common stock on an as-converted basis.  Each share of Series A Preferred Stock becomes convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series A Preferred Stock.  For so long as any shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series A Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series A Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series A Preferred Stock.  In addition to the voting rights described above, for so long as 1,000,000 shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series A Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series A Preferred Stock with an amount per share equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $12,767,500 in aggregate for all issued and outstanding Series A Preferred Stock.

Series B Convertible Preferred Stock

As of March 31, 2014 and December 31, 2013, the Company was authorized to issue 5,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 per share (“Series B Preferred Stock”).  As of March 31, 2014 and December 31, 2013, the Company had 3,809,378 of its Series B Preferred Stock issued and outstanding.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.  Upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price or $11,428,134 as of March 31, 2014 and December 31, 2013, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis.  Each share of Series B Preferred Stock becomes convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock.  For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock.  In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price or $11,428,134 in aggregate for all issued and outstanding Series B Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

On February 8, 2013, the Company filed a registration statement for a rights offering on Form S-1, which the Commission declared effective on February 12, 2013, to distribute to stockholders at no charge, one non-transferable subscription right for each 12,756 shares of our Common Stock and 638 shares of our preferred stock owned as of January 31, 2013, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on stockholders’ behalf, as a beneficial owner of such shares.  If the rights offering was fully subscribed the gross proceeds from the rights offering would have been $2.5 million. This rights offering was designed to give all of the holders of the Company’s capital stock the opportunity to participate in an equity investment in the Company on the same economic terms as the Company’s 2012 private placement.

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

The Company allocated $7,200 of the $36,000 gross proceeds received as a result of the rights offering to the warrant liability using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 711%, a risk-free interest rate of 0.10%, an expected term of 5 years and 0% dividend yield.   See “Common Stock Warrants” below and Note 9 – Fair Value Measurements - Warrant Liability.  The legal costs incurred as a result of the rights offering exceeded the gross proceeds.  During the three months ended March 31, 2014 the Company incurred $61,258 in legal costs in connection with the rights offering of which $32,458 was recorded as professional services expense and $28,800 was recorded to Series B Preferred Stock.

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
March 31, 2014
NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

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

Stock Options

During the three months ended March 31, 2014, 2,485,000 options, which were previously granted to current and former employees of the Company, expired in accordance with the terms of the stock options.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

As of March 31, 2014, there were 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 25,581,980 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options in salaries, commission and related taxes of $13,168 and $18,183 for the three months ended March 31, 2014 and 2013, respectively.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $40,137 as of March 31, 2014, which will be recognized over a weighted average 2.4 years in the future.

A summary of the Company’s outstanding stock options as of and for the three months ended March 31, 2014 are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2013	5,900,000	$0.51	$0.36	2.33	$-

For the period ended March 31, 2014
Granted	-	-	-
Exercised	-	-	-
Expired	(2,485,000)	0.10	0.10

Outstanding at March 31, 2014	3,415,000	$0.80	$0.55	1.82

Outstanding and exercisable at March 31, 2014	2,677,500	$0.97	$0.66	1.63	$-

(1) The aggregate intrinsic value is based on the $0.06 closing price as of March 31, 2014 for the Company’s Common Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

The following information applies to options outstanding at March 31, 2014:

Options Outstanding				Options Exercisable
		Weighted
	Number of	Average
	Shares	Remaining
Exercise	Underlying	Contractual	Exercise	Number	Exercise
Price	Options	Life	Price	Exercisable	Price

0.065	250,000	1.3	0.065	250,000	0.065
0.100	440,000	3.6	0.100	77,500	0.100
0.111	1,500,000	1.4	0.111	1,125,000	0.111
1.000	750,000	1.6	1.000	750,000	1.000
3.500	75,000	2.0	3.500	75,000	3.500
$3.600	400,000	2.1	$3.600	400,000	$3.600
	3,415,000			2,677,500

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants as of and for the three months ended March 31, 2014 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2013	72,140,447	$0.15

For the period ended March 31, 2014
Granted	-	-
Exercised	-	-
Expired	(26,666,667)	0.15
Outstanding and exercisable at March 31, 2014	45,473,780	$0.15

Outstanding warrants at March 31, 2014 have an average weighted average remaining contractual life of 1.9 years.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

The following information applies to warrants outstanding at March 31, 2014:

			Weighted	Anti-dilution	Outstanding
	Warrant	Warrant	Average	Provision	Common
Warrant	Exercise	Expiration	Remaining	Expiration	Stock
Issue Date	Price	Date	Life	Date	Warrants

3/26/2010	0.15	3/26/2015	1.0	expired	7,380,000
9/30/2010	0.15	9/30/2015	1.5	expired	18,000,010
11/29/2010	0.15	11/29/2015	1.7	expired	2,000,000
12/22/2010	0.15	12/22/2015	1.7	expired	7,973,780
11/20/2012	0.15	11/20/2017	3.6	11/20/2014	4,999,990
3/14/2013	0.15	3/14/2018	4.0	3/14/2015	120,000
9/12/2013	$0.15	11/20/2017	3.6	11/20/2014	5,000,000

					45,473,780

Series A Preferred Stock warrants

Outstanding preferred stock warrants to purchase the Company’s Series A Preferred Stock at March 31, 2014 have a remaining contractual life of 1.9 years. A summary of the status of the Company’s outstanding Series A Preferred Stock warrants as of and for the three months ended March 31, 2014 are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2013	300,000	$4.00

For the period ended March 31, 2014
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at March 31, 2014	300,000	$4.00

Registration and Participation Rights

As of March 31, 2014, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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

Property and equipment includes the following amounts for leases that have been capitalized as of March 31, 2014 and December 31, 2013:

		At March 31, 2014	December 31, 2013
	Useful Life (Years)
Computer equipment and software	3	$699,983	$672,027
Phone System	3	15,011	15,011
		714,994	687,038
Less accumulated depreciation		(667,340)	(659,443)
		$47,654	$27,595

NOTE 6 – CAPITAL LEASE OBLIGATIONS (continued)

Future minimum payments required under capital leases at March 31, 2014 are as follows:

2014	$70,990
2015	17,324

Total future payments	88,314
Less amount representing interest	2,537

Present value of future minimum payments	85,777
Less current portion	78,885

Long-term portion	$6,892

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation  The contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first.  The Company made contributions of $19,882 and $17,872 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 8 – OPERATING LEASES

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania.  The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of Landlord’s building expenses. Under the terms of the lease agreement, rent was waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet.  The Company recorded a liability for deferred rent in accrued liabilities in the amount of $79,650 as of March 31, 2014.

The Company leases certain real and personal property under non-cancelable operating leases.  Rent expense was $138,479 and $143,447 for the three months ended March 31, 2014 and 2013, respectively.

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
March 31, 2014

The following tables provide a summary of the fair values of the Company’s assets and liabilities.

	As of March 31, 2014
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	$-	$-	$607,199	$607,199

Total liabilities	$-	$-	$607,199	$607,199

	As of December 31, 2013
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	$-	$-	$607,199	$607,199
Total liabilities	$-	$-	$607,199	$607,199

Warrant liability

The Company issued warrants, which contain certain anti-dilution provisions that reduce the exercise price of the warrants in certain circumstances.  See Note 5 – Equity - Common Stock Warrants.  The Company has classified the warrant liability as non-current based an evaluation of the contractual obligations of the warrants and management’s expectation as to the settlement date of the warrant liability. The Company measured its warrant liability using Level 3 inputs as defined by ASC 820.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

The Company determined the fair value of the warrant liability at March 31, 2014 was $607,199. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: common stock closing price of $0.06 per share as of March 31, 2014, dividend yield: 0%, risk free rate: 0.07% and the following:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

11/20/2012	$0.15	4,999,990	3.6	699%	$299,999
3/14/2013	$0.15	120,000	4.0	717%	$7,200
9/11/2013	$0.15	5,000,000	3.6	699%	$300,000
					$607,199

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the three months ended March 31, 2014:

Warrant liability balance as of December 31, 2013	$607,199
Change in the fair value of warrant liability	-
Warrant liability balance as of March 31, 2014	$607,199

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

InsPro EnterpriseTM is a comprehensive, web-based insurance administration software application. InsPro Enterprise was introduced by Atiam Technologies, L.P. (now our InsPro LLC subsidiary) in 2004. InsPro Enterprise clients include health insurance carriers and third party administrators. We market InsPro Enterprise as a licensed software application, and we realize revenue from license fees, application service provider fees, software maintenance fees and professional services.

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

Use of Estimates - Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets such as intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates in 2014 and 2013 include the allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment and intangible assets, accrued expenses pertaining to abandoned facilities, warrant liability and revenue recognition.  Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31. 2013

Revenues

For the three months ended March 31, 2014 (“First Quarter 2014”), we earned revenues of $3,576,599 compared to $4,592,823 for the three months ended March 31, 2013 (“First Quarter 2013”), a decrease of $1,016,224 or 22%.  Revenues include the following:

	For the Three Months Ended March 31,
	2014	2013

Professional services	$2,146,029	$2,099,018
ASP revenue	1,046,169	1,012,780
Sales of software licenses	-	1,200,000
Maintenance revenue	384,401	281,025

Total	$3,576,599	$4,592,823

●
In First Quarter 2014 our professional services revenue increased $47,011 or 2% as a result of higher implementation services.  Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise.  Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

●
In First Quarter 2014 our ASP revenue increased $33,389 or 3% as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients.  ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company.  ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

●	In First Quarter 2013 we earned $1,200,000 of license fee revenue, which was a license fee recognized upon the completion of the implementation of InsPro Enterprise for a client.

●	In First Quarter 2014 our maintenance revenue increased $103,376 or 37% as a result of increased fees from several clients’ recent implementations of InsPro Enterprise.

Cost of Revenues

Our cost of revenues for First Quarter 2014 was $2,952,433 as compared to $3,372,376 for First Quarter 2013 for a decrease of $419,942 or 13% as compared to First Quarter 2013.  Cost of revenues consisted of the following:

	For the Three Months Ended March 31,
	2014	2013

Salaries, employee benefits and related taxes	$1,879,565	$1,972,590
Software consulting and other professional services	702,479	1,068,388
Rent, utilities, telephone and communications	103,566	109,487
Depreciation	138,740	138,959
Other cost of revenues	128,083	82,952
	$2,952,433	$3,372,376

●
In First Quarter 2014 our salaries, employee benefits and related taxes component of cost of revenues decreased $93,025 or 5% as compared to First Quarter 2013.  Salaries, employee benefits and related taxes decreased primarily as a result of decreased executive employee staffing and lower employee benefit costs.

●
In First Quarter 2014 our professional fees component of cost of revenues decreased $365,909 or 34% as compared to First Quarter 2013.  Professional fees decreased as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementation of InsPro Enterprise.

●
In First Quarter 2014 our other cost of revenues component of cost of revenues increased $45,132 or 54% as compared to First Quarter 2013.  The increase was the result of increased travel and lodging costs and computer processing costs associated with increase in the number of InsPro LLC’s clients.  Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $624,166 in First Quarter 2014 as compared to a gross profit of $1,220,447 in First Quarter 2013.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for First Quarter 2014 was $1,188,880 as compared to $1,285,238 for First Quarter 2013 for a decrease of $96,358 or 8% as compared to First Quarter 2013.  Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended March 31,
	2014	2013

Salaries, employee benefits and related taxes	$657,495	$651,964
Advertising and other marketing	51,929	56,172
Depreciation	36,715	38,213
Rent, utilities, telephone and communications	90,662	93,421
Professional fees	170,665	267,178
Other general and administrative	181,414	178,290
	$1,188,880	$1,285,238

In First Quarter 2014 our professional fees decreased as a result of lower legal fees and other costs associated with our rights offering in First Quarter 2013 and lower employee recruiting costs.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a loss from continuing operations of $564,714, in First Quarter 2014 as compared to $64,791 in First Quarter 2013.

Other income (expenses)

There was no gain or loss on the change of the fair value of the warrant liability in the First Quarter 2014.  The gain on the change of the fair value of the warrant liability in the First Quarter 2013 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at a price lower than the exercise price of these warrants.  The loss on the change of the fair value of the warrant liability is primarily attributable to the increase in the per share price of the Company’s common stock.

Interest expense is attributable to interest on the Company’s loan with Silicon Valley Bank, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages. The increase in interest expense is the result of interest on the Company’s loan with Silicon Valley Bank.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Commission and other revenue from carriers	$9,821	$18,004
Transition policy commission pursuant to the Agreement	69,368	101,569

	79,189	119,573

Operating expenses:
Other general and administrative	8,788	5,820

	8,788	5,820

Gain from discontinued operations	$70,400	$113,753

For First Quarter 2014 we earned revenues from discontinued operations of $79,189 as compared to $119,573 in the First Quarter 2013, a decrease of $40,384 or 34%.  Revenues include the following:

●	In First Quarter 2014 our commission and other revenue from carriers decreased due to the declines in our telesales call center produced agency business.

●
On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a client transition agreement. In First Quarter 2014 our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

As a result of the aforementioned factors, we reported a gain from discontinued operations of $70,400 or $0.00 gain from discontinued operations per share in First Quarter 2014 as compared to $113,753 or $0.00 gain from discontinued operations per share in First Quarter 2013.

Net loss

As a result of these factors discussed above, we reported a net loss of $501,758 or $0.01 net loss per share in First Quarter 2014 as compared to a net loss of $238,492 or $0.01 net loss per share in First Quarter 2013.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had a cash balance of $1,837,930 and working capital of $785,632.

Net cash used by operations was $611,948 in First Quarter 2014 as compared to $152,977 in First Quarter 2013.  Impacting our cash flow from operations was our net loss of $501,758 in First Quarter 2014 as compared to our net loss of $238,492 in First Quarter 2013 and:

●	Increases in accounts receivable of $853,125 in First Quarter 2014, which is primarily the result of increased billings to clients in First Quarter 2014 primarily for annual maintenance billings.

●	Increases in accounts payable of $78,522 in First Quarter 2014, which is primarily the result of increased billings from several outside IT consulting firms.

●
Increases in deferred revenue of $428,175 in First Quarter 2014, which is primarily the result of maintenance fee deposits, which were collected in First Quarter 2014 that will be earned later in 2014.

In addition to cash used in operating activities we incurred the following non-cash gain and expenses, which were included in our net loss, including:

●	Recorded depreciation expense of $175,455 and $177,172 in First Quarter 2014 and First Quarter 2013, respectively.

●	Recorded stock-based compensation and consulting expense of $13,168 and $18,183 in First Quarter 2014 and First Quarter 2013, respectively.

●	Recognized a loss on change in fair value of warrants liabilities of $0 and $279,799 in First Quarter 2014 and First Quarter 2013, respectively.

Net cash used by investing activities in First Quarter 2014 was $70,601 as compared to $68,888 in First Quarter 2013.

Net cash used by financing activities in First Quarter 2014 was $49,057 as compared to $40,052 in First Quarter 2013.

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

●	Payments on notes payable pertain to notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

●	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations.

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

As of March 31, 2014, the Company was in compliance with the Loan Agreement, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base and AQR under the Revolving Facility were $2,000,000 and 1.59:1.00, respectively.

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

Date: May 14, 2014	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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