Form 10-Q
period 2014-06-30
InsPro Technologies Corp
filed 2014-08-14
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES CORPORATION
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$2,610,907	$2,569,536
Accounts receivable, net	2,166,227	1,660,564
Prepaid expenses	384,698	200,985
Other current assets	4,399	2,564
Assets of discontinued operations	22,034	31,540

Total current assets	5,188,265	4,465,189

Property and equipment, net	1,114,361	959,902
Other assets	60,000	60,000

Total assets	$6,362,626	$5,485,091

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$612,982	$550,761
Accounts payable	1,374,231	1,169,251
Accrued expenses	706,693	456,753
Current portion of capital lease obligations	186,542	57,932
Due to related parties	10,000	10,000
Deferred revenue	2,323,805	1,006,875

Total current liabilities	5,214,253	3,251,572

LONG TERM LIABILITIES:
Warrant liability	597,079	607,199
Capital lease obligations	229,137	23,184

Total long term liabilities	826,216	630,383

Total liabilities	6,040,469	3,881,955

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized) Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 3,809,378 shares issued and outstanding (liquidation value $11,428,134)	7,709,919	7,709,919
Common stock ($.001 par value; 300,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	45,119,094	43,411,172
Accumulated deficit	(55,412,503)	(52,423,602)

Total shareholders’ equity	322,157	1,603,136

Total liabilities and shareholders’ equity	$6,362,626	$5,485,091

(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$4,267,656	$4,296,755	$7,844,255	$8,889,578

Cost of revenues	3,614,767	3,054,759	6,567,200	6,427,135

Gross profit	652,889	1,241,996	1,277,055	2,462,443

Selling, general and administrative expenses:
Compensation, employee benefits and related taxes	2,385,650	671,391	3,043,145	1,323,355
Advertising and other marketing	91,319	93,898	143,248	150,070
Depreciation	42,139	39,262	78,854	77,475
Rent, utilities, telephone and communications	103,427	98,969	194,089	192,390
Professional fees	366,434	174,646	537,099	441,824
Other general and administrative	211,564	190,669	392,979	368,959

Total selling, general and administrative expenses	3,200,533	1,268,835	4,389,414	2,554,073

Operating loss from continuing operations	(2,547,644)	(26,839)	(3,112,359)	(91,630)

Other income (expense):
Gain (loss) on the change of the fair value of warrant liability	10,120	(102,400)	10,120	(382,199)
Interest expense	(11,234)	(9,206)	(18,678)	(16,861)

Total other income (expense)	(1,114)	(111,606)	(8,558)	(399,060)

Loss from continuing operations	(2,548,758)	(138,445)	(3,120,917)	(490,690)

Income from discontinued operations	61,617	101,006	132,017	214,759

Net loss	$(2,487,141)	$(37,439)	$(2,988,900)	$(275,931)

Net income (loss) per common share - basic and diluted:
Loss from operations	$(0.06)	$(0.03)	$(0.07)	$(0.02)
Gain from discontinued operations	-	-	-	0.01
Net loss per common share	$(0.06)	$(0.03)	$(0.07)	$(0.01)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(2,988,900)	$(275,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	383,686	346,814
Stock-based compensation	1,707,922	37,497
(Gain) loss on change of fair value of warrant liability	(10,120)	382,199
Changes in assets and liabilities:
Accounts receivable	(505,663)	83,663
Prepaid expenses	(76,633)	(103,276)
Other current assets	(1,835)	314
Accounts payable	204,980	(542,325)
Accrued expenses	249,940	(25,155)
Deferred revenue	1,316,930	(388,174)
Assets of discontinued operations	9,506	25,374

Net cash provided (used) in operating activities	289,813	(459,000)

Cash Flows From Investing Activities:
Purchase of property and equipment	(129,140)	(86,720)

Net cash used in investing activities	(129,140)	(86,720)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock and warrants	-	36,000
Fees paid in connection with sale of preferred stock and warrants	-	(28,800)
Payments on notes payable	(44,859)	(43,981)
Payments on capital leases	(74,443)	(34,579)

Net cash used in financing activities	(119,302)	(71,360)

Net increase (decrease) in cash	41,371	(617,080)

Cash - beginning of the period	2,569,536	3,347,689

Cash - end of the period	$2,610,907	$2,730,609
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$16,819	$5,734

Non cash investing and financing activities:
Accrued interest on loan payable	$1,859	$1,921
Property and equipment acquired under capital leases	$381,049	$-
See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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
June 30, 2014

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

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  At June 30, 2014 and December 31, 2013, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $0 and $0, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of June 30, 2014 and December 31, 2013, because of the relatively short-term maturity of these instruments and their market interest rates.

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.  See Note 9 - Fair Value Measurements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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
June 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  As of June 30, 2014, the tax years ended December 31, 2013, 2011 and 2010 are still subject to audit.

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

The Company’s common stock equivalents include the following:

	June 30, 2014	December 31, 2013

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	76,187,560	76,187,560
Options to purchase common stock issued and outstanding	3,187,500	5,900,000
Warrants to purchase common stock issued and outstanding	45,473,780	72,140,447
Warrants to purchase series A convertible preferred stock, issued and outstanding	6,000,000	6,000,000
Warrants to purchase series B convertible preferred stock, issued and outstanding	22,800,000	-
	179,183,840	185,763,007

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
June 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

InsPro LLC’s consulting and implementation services are generally associated with the implementation of InsPro Enterprise for either an ASP or licensed client, and cover such activity as InsPro EnterpriseTM installation, configuration, modification of InsPro EnterpriseTM functionality, client insurance plan set-up, client insurance document design and system documentation.

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
June 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro EnterpriseTM design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs and depreciation.  For the six months ended June 30, 2014 and 2013, cost of revenues consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Compensation, employee benefits and related taxes	$1,769,310	$1,860,924	$3,648,875	$3,833,515
Professional fees	1,417,693	848,825	2,120,172	1,917,213
Depreciation	201,266	130,380	304,832	269,339
Rent, utilities, telephone and communications	102,858	105,127	241,598	214,613
Other cost of revenues	123,640	109,503	251,723	192,455
	$3,614,767	$3,054,759	$6,567,200	$6,427,135

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred. For the three months ended June 30, 2014 and 2013, advertising and other marketing costs were $91,319 and $93,898, respectively. For the six months ended June 30, 2014 and 2013, advertising and other marketing costs were $143,248 and $150,070, respectively.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”).  At June 30, 2014, the Company had $2,610,907 of cash in United States bank deposits, of which $500,044 was federally insured and $2,110,863 was not federally insured.  In 2010 the FDIC insurance coverage limit was increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s InsPro EnterpriseTM clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	June 30, 2014	December 31, 2013

Client #1	15%	27%
Client #2	15%	18%
Client #3	14%	13%
Client #4	-	10%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table lists the percentage of the Company’s revenue earned from the Company’s InsPro EnterpriseTM clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the Six Months Ended June 30,
	2014	2013

Client #1	20%	34%
Client #2	17%	12%
Client #3	11%	-

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

Registration rights agreements

At June 30, 2014, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements.  Accordingly, no liability was recorded as of June 30, 2014.  See Note 5 - Stockholders Equity – Registration and Participation Rights.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 2 – DISCONTINUED OPERATIONS

The Company has classified its former telesales call center and external agent produced agency business as discontinued operations. During the second quarter of 2009, the Company ceased the direct marketing and sale of health and life insurance and related products to individuals and families in its telesales call center.  The Company also determined to discontinue selling health and life insurance and related products to individuals and families through its non employee ISG agents.  On February 20, 2009, the Company entered into and completed the sale of its agency business to an unaffiliated third party, pursuant to the terms of a client transition agreement.

The financial position of discontinued operations was as follows:

	June 30, 2014	December 31, 2013

Accounts receivable	$22,034	$31,540
Net current assets of discontinued operations	$22,034	$31,540

The results of discontinued operations do not include any allocated or common overhead expenses.  The results of operations of discontinued operations were as follows:

	For the Three Months Ended June 30,		For the Six Months ended June 30,
	2014	2013	2014	2013
Revenues:
Commission and other revenue from carriers	$7,417	$17,278	$17,238	$35,282
Transition policy commission pursuant to the Agreement	60,200	89,727	129,567	191,297

	67,617	107,005	146,805	226,579

Operating expenses:
Other general and administrative	6,000	6,000	14,788	11,820

	6,000	6,000	14,788	11,820

Gain from discontinued operations	$61,617	$101,005	$132,017	$214,759

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	At June 30, 2014	At December 31, 2013
Computer equipment and software	3	$3,491,013	$2,952,868
Office equipment	4.6	137,723	237,629
Office furniture and fixtures	6.7	189,857	89,951
Leasehold improvements	5.4	94,620	94,620
		3,913,213	3,375,068

Less accumulated depreciation		(2,798,852)	(2,415,166)

		$1,114,361	$959,902

For the three months ended June 30, 2014, depreciation expense was $243,405, which included $201,266 of depreciation expense recorded in cost of revenues.  For the three months ended June 30, 2013, depreciation expense was $169,642, which included $130,380 of depreciation expense recorded in cost of revenues.  For the six months ended June 30, 2014, depreciation expense was $383,686, which included $304,832 of depreciation expense recorded in cost of revenues.  For the six months ended June 30, 2013, depreciation expense was $346,814, which included $269,339 of depreciation expense recorded in cost of revenues.

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	At June 30, 2014	At December 31, 2013

Notes payable for insurance premium financing	$87,982	$25,761
Loan from Silicon Valley Bank	525,000	525,000

	$612,982	$550,761

On October 3, 2012, the Company together with InsPro LLC (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”).  The Loan Agreement established a revolving credit facility for the Borrowers in the principal amount of up to $2,000,000 (the “Revolving Facility”), which expires on October 3, 2014.  The Revolving Facility is secured by a first priority perfected security interest in substantially all of the assets of the Borrowers, excluding the intellectual property of the Borrowers.  The Loan Agreement contains a negative covenant prohibiting the Borrowers from granting a security interest in their intellectual property to any party.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 4 – NOTES PAYABLE (continued)

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

As of June 30, 2014, the Company was in compliance with the Loan Agreement, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base and AQR under the Revolving Facility were $2,000,000 and 1.59:1.00, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2014 and December 31, 2013, the Company was authorized to issue 300,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”).  As of June 30, 2014 and December 31, 2013, the Company had 41,543,655 shares of its Common Stock issued and outstanding.  The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	June 30, 2014	December 31, 2013

Exercise of options issued and outstanding to purchase common stock	3,187,500	5,900,000
Issuance of common shares available under the 2010 Equity Compensation Plan	25,621,980	23,096,980
Exercise of warrants issued and outstanding to purchase common stock	45,473,780	72,140,447
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	6,000,000	6,000,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	76,187,560	76,187,560
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	22,800,000	0

Total common stock reserved for issuance	204,805,820	208,859,987

The above table includes Common Stock reserved for non exercisable stock options and Common Stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Series A Convertible Preferred Stock

As of June 30, 2014 and December 31, 2013, the Company was authorized to issue 3,437,500 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”).  As of June 30, 2014 and December 31, 2013, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding.  As of June 30, 2014 and December 31, 2013, the Company has reserved 300,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.  The Series A Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series A Preferred Stock having the right to 20 votes.  Upon the liquidation, sale or merger of the Company, each share of Series A Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $12,767,500, subject to certain customary adjustments, or (B) the amount such share of Series A Preferred Stock would receive if it participated pari passu with the holders of common stock on an as-converted basis.  Each share of Series A Preferred Stock becomes convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series A Preferred Stock.  For so long as any shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series A Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series A Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series A Preferred Stock.  In addition to the voting rights described above, for so long as 1,000,000 shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series A Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series A Preferred Stock with an amount per share equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $12,767,500 in aggregate for all issued and outstanding Series A Preferred Stock.

Series B Convertible Preferred Stock

As of June 30, 2014 and December 31, 2013, the Company was authorized to issue 5,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 per share (“Series B Preferred Stock”).  As of June 30, 2014 and December 31, 2013, the Company had 3,809,378 of its Series B Preferred Stock issued and outstanding.  As of June 30, 2014, the Company has reserved 1,140,000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.  Upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price or $11,428,134 as of June 30, 2014 and December 31, 2013, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis.  Each share of Series B Preferred Stock becomes convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock.  For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock.  In addition to the aforementioned voting rights, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price or $11,428,134 in aggregate for all issued and outstanding Series B Preferred Stock.

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
June 30, 2014

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
The Company allocated $7,200 of the $36,000 gross proceeds received as a result of the rights offering to the warrant liability using a Black-Scholes option pricing model with the following assumptions:  expected volatility of 711%, a risk-free interest rate of 0.10%, an expected term of 5 years and 0% dividend yield.   See “Common Stock Warrants” below and Note 9 – Fair Value Measurements - Warrant Liability.  The legal costs incurred as a result of the rights offering exceeded the gross proceeds.  During the six months ended June 30, 2013 the Company incurred $61,258 in legal costs in connection with the rights offering of which $32,458 was recorded as professional services expense and $28,800 was recorded to Series B Preferred Stock.

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
June 30, 2014

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

Stock Options

During the six months ended June 30, 2014, 2,712,500 options, which were previously granted to current and former employees of the Company, expired in accordance with the terms of the stock options.

As of June 30, 2014, there were 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 25,809,480 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options in compensation, commission and related taxes of $43,522 and $37,497 for the six months ended June 30, 2014 and 2013, respectively. See Series B Preferred Stock warrants for a description of compensation expense recorded pertaining to warrants.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $9,783 as of June 30, 2014, which will be recognized over a weighted average 3.3 years in the future.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

A summary of the Company’s outstanding stock options as of and for the six months ended June 30, 2014 are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2013	5,900,000	$0.51	$0.36	2.33	$-

For the period ended June 30, 2014
Granted	-	-	-
Exercised	-	-	-
Expired	(2,712,500)	0.10	0.10

Outstanding at June 30, 2014	3,187,500	$0.85	$0.58	1.46

Outstanding and exercisable at June 30, 2014	2,700,000	$0.96	$0.65	1.41	$-

(1) The aggregate intrinsic value is based on the $0.059 closing price as of June 30, 2014 for the Company’s Common Stock.

The following information applies to options outstanding at June 30, 2014:

Options Outstanding				Options Exercisable
		Weighted
	Number of	Average
	Shares	Remaining
Exercise	Underlying	Contractual	Exercise	Number	Exercise
Price	Options	Life	Price	Exercisable	Price

0.065	250,000	1.0	0.065	250,000	0.065
0.100	212,500	3.7	0.100	100,000	0.100
0.111	1,500,000	1.1	0.111	1,125,000	0.111
1.000	750,000	1.4	1.000	750,000	1.000
3.500	75,000	1.8	3.500	75,000	3.500
$3.600	400,000	1.8	$3.600	400,000	$3.600
	3,187,500			2,700,000

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock Warrants

Outstanding warrants at June 30, 2014 have an average weighted average remaining contractual life of 1.7 years.  A summary of the status of the Company’s outstanding stock warrants as of and for the six months ended June 30, 2014 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2013	72,140,447	$0.15

For the period ended June 30, 2014
Granted	-	-
Exercised	-	-
Expired	(26,666,667)	0.15
Outstanding and exercisable at June 30, 2014	45,473,780	$0.15

The following information applies to warrants outstanding at June 30, 2014:

			Weighted
		Warrant	Average	Anti-dilution	Outstanding
Warrant	Warrant	Expiration	Remaining	Provision	Common Stock
Issue Date	Exercise Price	Date	Life	Expiration Date	Warrants

3/26/2010	0.15	3/26/2015	0.7	expired	7,380,000
9/30/2010	0.15	9/30/2015	1.3	expired	18,000,010
11/29/2010	0.15	11/29/2015	1.4	expired	2,000,000
12/22/2010	0.15	12/22/2015	1.5	expired	7,973,780
11/20/2012	0.15	11/20/2017	3.4	11/20/2014	4,999,990
3/14/2013	0.15	3/14/2018	3.7	3/14/2015	120,000
9/12/2013	$0.15	11/20/2017	3.4	11/20/2014	5,000,000

					45,473,780

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Series A Preferred Stock Warrants

Outstanding preferred stock warrants to purchase the Company’s Series A Preferred Stock at June 30, 2014 have a remaining contractual life of 1.7 years. A summary of the status of the Company’s outstanding Series A Preferred Stock warrants as of and for the six months ended June 30, 2014 are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2013	300,000	$4.00

For the period ended June 30, 2014
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at June 30, 2014	300,000	$4.00

Series B Preferred Stock Warrants

On May 22, 2014, the board of directors of the Company granted warrants to purchase 1,140,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share (the “Series B Warrants”) to the directors of the Company.  Messrs. Adamsky and Caldwell assigned their warrants to The Co-Investment Fund II, L.P.  The Series B Warrants are immediately exercisable, non transferrable and expire on May 22, 2019.

The Company estimated the fair value of the Series B Warrants to be $1,664,400 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 769%, risk-free interest rate: 0.05%, expected life in years: 5, and assumed dividend yield: 0%.  As of June 30, 2014, the Company recorded $1,664,400 as compensation, employee benefits and related taxes.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Outstanding Series B Warrants at June 30, 2014, have a remaining contractual life of 4.9 years.  A summary of the status of the Company’s outstanding Series B Warrants as of and for the period ended June 30, 2014 are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2013	-	$-

For the period ended June 30, 2014
Granted	1,140,000	3.00
Exercised	-	-
Expired	-	-
Outstanding and exercisable at June 30, 2014	1,140,000	$3.00

Registration and Participation Rights

As of June 30, 2014, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

NOTE 6 – CAPITAL LEASE OBLIGATIONS

The Company’s InsPro LLC subsidiary has entered into several capital lease obligations to acquire equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized:

		At June 30, 2014	December 31, 2013
	Useful Life (Years)
Computer equipment and software	3	$1,081,033	$672,027
Phone System	3	15,011	15,011
		1,096,044	687,038
Less accumulated depreciation		(707,768)	(659,443)
		$388,276	$27,595

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 6 – CAPITAL LEASE OBLIGATIONS (continued)

Future minimum payments required under capital leases at June 30, 2014 are as follows:

2014	$118,711
2015	155,266
2016	137,943
2017	34,486

Total future payments	446,406
Less amount representing interest	30,727

Present value of future minimum payments	415,679
Less current portion	186,542

Long-term portion	$229,137

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007.  Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company.  The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements.  Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation.  Employer contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability or the employee attaining age 65, whichever occurs first.  The Company made contributions of $39,524 and $37,575 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 8 – OPERATING LEASES

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania.  The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of Landlord’s building expenses. Under the terms of the lease agreement, rent was waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet.  The Company recorded a liability for deferred rent in accrued liabilities in the amount of $73,939 as of June 30, 2014.

The Company leases certain real and personal property under non-cancelable operating leases.  Rent expense was $283,999 and $296,717 for the six months ended June 30, 2014 and 2013, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 9 – FAIR VALUE MEASUREMENTS

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The following tables provide a summary of the fair values of the Company’s assets and liabilities.

	As of June 30, 2014
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	$-	$-	$597,079	$597,079

Total liabilities	$-	$-	$597,079	$597,079

	As of December 31, 2013
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	$-	$-	$607,199	$607,199

Total liabilities	$-	$-	$607,199	$607,199

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
June 30, 2014

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

The Company determined the fair value of the warrant liability at June 30, 2014 was $597,079. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: common stock closing price of $0.059 per share as of June 30, 2014, dividend yield: 0%, risk free rate: 0.07% and the following:

		Aggregate	Expected Term
	Warrant	Number of	(Years) of
Warrant Issue Date	Exercise Price	Warrants	Warrants	Volatility	Fair Value

11/20/2012	$0.15	4,999,990	3.6	699%	$294,999
3/14/2013	$0.15	120,000	4.0	717%	$7,080
9/11/2013	$0.15	5,000,000	3.6	699%	$295,000
					$597,079

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the six months ended June 30, 2014:

Warrant liability balance as of December 31, 2013	$607,199
Change in the fair value of warrant liability	($10,120)
Warrant liability balance as of June 30, 2014	$597,079

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

Use of Estimates - Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets such as intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates in 2014 and 2013 include the allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment and intangible assets, warrant liability and revenue recognition.  Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30. 2013

Revenues

For the three months ended June 30, 2014 (“Second Quarter 2014”), we earned revenues of $4,267,656 compared to $4,296,755 for the three months ended June 30, 2013 (“Second Quarter 2013”), a decrease of $29,099 or 1%.  Revenues include the following:

	For the Three Months Ended June 30,
	2014	2013

Professional services	$2,736,843	$1,747,588
ASP revenue	1,144,927	916,421
Sales of software licenses	-	1,275,000
Maintenance revenue	385,886	356,746
Sub-leasing and other revenue	-	1,000

Total	$4,267,656	$4,296,755

●
In Second Quarter 2014 our professional services revenue increased $989,255 or 57% as a result of higher implementation services.  Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise.  Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

●
In Second Quarter 2014 our ASP revenue increased $228,506 or 25% as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients.  ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company.  ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

●	In Second Quarter 2013 we earned $1,275,000 of license fee revenue, which were license fees recognized upon the completion of the implementation of InsPro Enterprise for two clients.

●	In Second Quarter 2014 our maintenance revenue increased $29,140 or 8% as a result of increased fees from several clients’ recent implementations of InsPro Enterprise.

Cost of Revenues

Our cost of revenues for Second Quarter 2014 was $3,614,767 as compared to $3,054,759 for Second Quarter 2013 for an increase of $560,008 or 18% as compared to Second Quarter 2013.  Cost of revenues consisted of the following:

	For the Three Months Ended June 30,
	2014	2013

Compensation, employee benefits and related taxes	$1,769,310	$1,860,924
Professional fees	1,417,693	848,825
Depreciation	201,266	130,380
Rent, utilities, telephone and communications	102,858	105,127
Other cost of revenues	123,640	109,503
	$3,614,767	$3,054,759

●
In Second Quarter 2014 our compensation, employee benefits and related taxes component of cost of revenues decreased $91,613 or 5% as compared to Second Quarter 2013.  Compensation, employee benefits and related taxes decreased primarily as a result of decreased executive employee staffing.

●
In Second Quarter 2014 our professional fees component of cost of revenues increased $568,868 or 67% as compared to Second Quarter 2013.  Professional fees increased as a result of increased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementation of InsPro Enterprise.

●
In Second Quarter 2014 our depreciation component of cost of revenues increased $70,886 or 55% as compared to Second Quarter 2013.  Depreciation expense increased as a result of increased computer equipment and software purchases, which were primarily related to recent clients’ implementations of InsPro Enterprise.

●
In Second Quarter 2014 our other cost of revenues component of cost of revenues increased $14,136 or 13% as compared to Second Quarter 2013.  The increase was the result of increased computer processing costs and increased travel and lodging costs associated with the increase in the number of InsPro Enterprise clients.  Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $652,889 in Second Quarter 2014 as compared to a gross profit of $1,241,996 in Second Quarter 2013.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for Second Quarter 2014 was $3,200,535 as compared to $1,268,835 for Second Quarter 2013 for an increase of $1,931,698 or 152% as compared to Second Quarter 2013.  Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended June 30,
	2014	2013

Compensation, employee benefits and related taxes	$2,385,650	$671,391
Advertising and other marketing	91,319	93,898
Depreciation	42,139	39,262
Rent, utilities, telephone and communications	103,427	98,969
Professional fees	366,434	174,646
Other general and administrative	211,564	190,669
	$3,200,533	$1,268,835

●
In Second Quarter 2014 we incurred compensation, employee benefits and related taxes of $2,385,650 as compared to $671,391 for Second Quarter 2013, an increase of $1,714,259 or 255%.  The increase is primarily the result of $1,664,400 of equity compensation expense to directors.  On May 22, 2014, the board of directors of the Company granted warrants to purchase 1,140,000 shares of Series B Convertible Preferred Stock at an exercise price equal to $3.00 per share to the directors of the Company.  The warrants are immediately exercisable, non transferrable and expire on May 22, 2019.   The Company estimated the fair value of the warrants to be $1,664,400 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 769%, risk-free interest rate: 0.05%, expected life in years: 5, and assumed dividend yield: 0%.

●
In Second Quarter 2014 our professional fees increased as compared to Second Quarter 2013 primarily as a result of $205,000 royalty expense to an outside consulting firm.  The Company and a consulting firm agreed that the consulting firm would reduce the fees that it charged the Company in 2013 for consideration of a royalty payment, which will be due if and when the Company executes up to three new InsPro Enterprise license agreements with new clients to process annuity or universal life policies as part of their license agreement.  The Company executed such a license agreement in the second quarter of 2014.  The Company will incur royalty expense of $102,500 in the future upon the execution of each of the next two new InsPro Enterprise license agreements with clients processing annuity or universal life policies as part of their license agreements.

●	In Second Quarter 2014 our other expense increased as compared to Second Quarter 2013 primarily as a result of increased maintenance expense on computer hardware and software.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a loss from continuing operations of $2,547,644, in Second Quarter 2014 as compared to $26,839 in Second Quarter 2013.

Other income (expenses)

The gain on the change of the fair value of the warrant liability in Second Quarter 2014 and the loss in Second Quarter 2013 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at a price lower than the exercise price of these warrants.  The loss on the change of the fair value of the warrant liability is primarily attributable to the increase in the per share price of the Company’s common stock.

Interest expense is attributable to interest on the Company’s loan with Silicon Valley Bank, capital leases and notes payable for premium financing on portions of the Company’s insurance coverages.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended June 30,
	2014	2013
Revenues:
Commission and other revenue from carriers	$7,417	$17,278
eHealth Agreement	60,200	89,728

	67,617	107,006

Operating expenses:
Other general and administrative	6,000	6,000

	6,000	6,000

Gain from discontinued operations	$61,617	$101,006

For Second Quarter 2014 we earned revenues from discontinued operations of $67,617 as compared to $107,006 in the Second Quarter 2013, a decrease of $39,389 or 37%.  Revenues include the following:

●	In Second Quarter 2014 our commission and other revenue from carriers decreased due to the declines in our telesales call center produced agency business.

●
On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a client transition agreement. In Second Quarter 2014 our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

As a result of the aforementioned factors, we reported a gain from discontinued operations of $61,617 or $0.00 gain from discontinued operations per share in Second Quarter 2014 as compared to $101,006 or $0.00 gain from discontinued operations per share in Second Quarter 2013.

Net loss

As a result of these factors discussed above, we reported a net loss of $2,487,141 or $0.06 net loss per share in Second Quarter 2014 as compared to a net loss of $37,439 or $0.03 net loss per share in Second Quarter 2013.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30. 2013

Revenues

For the six months ended June 30, 2014 (“2014 To Date”), we earned revenues of $7,844,255 compared to $8,889,578 for the six months ended June 30, 2013 (“2013 To Date”), a decrease of $1,045,323 or 12%.  Revenues include the following:

	For the Six Months Ended June 30,
	2014	2013

Professional services	$4,882,872	$3,846,606
ASP revenue	2,191,096	1,929,201
Sales of software licenses	-	2,475,000
Maintenance revenue	770,287	637,771
Sub-leasing and other revenue	-	1,000

Total	$7,844,255	$8,889,578

●
In 2014 To Date our professional services revenue increased $1,036,266 or 27% as a result of higher implementation services.  Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise.  Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

●
In 2014 To Date our ASP revenue increased $261,895 or 14% as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients.  ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company.  ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

●	In 2013 To Date we earned $2,475,000 of license fee revenue, which was a license fee recognized upon the completion of the implementation of InsPro Enterprise for three clients.

●	In 2014 To Date our maintenance revenue increased $132,516 or 21% as a result of increased fees from several clients’ recent implementations of InsPro Enterprise.

Cost of Revenues

Our cost of revenues for 2014 To Date was $6,567,200 as compared to $6,427,135 for 2013 To Date for an increase of $140,065 or 2% as compared to 2013 To Date.  Cost of revenues consisted of the following:

	For the Six Months Ended June 30,
	2014	2013

Compensation, employee benefits and related taxes	$3,648,875	3,833,515
Professional fees	2,120,172	1,917,213
Depreciation	304,832	269,339
Rent, utilities, telephone and communications	241,598	214,613
Other cost of revenues	251,723	192,455
	$6,567,200	$6,427,135

●
In 2014 To Date our compensation, employee benefits and related taxes component of cost of revenues decreased $184,639 or 5% as compared to 2013 To Date.  Compensation, employee benefits and related taxes decreased primarily as a result of decreased executive employee staffing and lower employee benefit costs.

●
In 2014 To Date our professional fees component of cost of revenues increased $202,959 or 11% as compared to 2013 To Date.  Professional fees increased as a result of increased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementation of InsPro Enterprise.

●
In 2014 To Date our depreciation component of cost of revenues increased $35,493 or 13% as compared to 2013 To Date.  Depreciation expense increased as a result of recent computer equipment and software purchases, which were primarily related to recent clients’ implementations of InsPro Enterprise.

●
In 2014 To Date our other cost of revenues component of cost of revenues increased $59,268 or 31% as compared to 2013 To Date.  The increase was primarily the result of increased travel and lodging costs and to a lesser extent computer processing costs associated with increase in the number of InsPro LLC’s clients.  Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $1,277,055 in 2014 To Date as compared to a gross profit of $2,462,443 in 2013 To Date.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for 2014 To Date was $4,389,414 as compared to $2,554,073 for 2013 To Date for an increase of $1,835,341 or 72% as compared to 2013 To Date.  Selling, marketing and administrative expenses consisted of the following:

	For the Six Months Ended June 30,
	2014	2013

Compensation, employee benefits and related taxes	$3,043,145	$1,323,355
Advertising and other marketing	143,248	150,070
Depreciation	78,854	77,475
Rent, utilities, telephone and communications	194,089	192,390
Professional fees	537,099	441,824
Other general and administrative	392,979	368,959
	$4,389,414	$2,554,073

●
In 2014 To Date we incurred compensation, employee benefits and related taxes of $3,043,145 as compared to $1,323,355 in 2013To Date, an increase of $1,719,790 or 130%.  The increase is primarily the result of $1,664,400 of equity compensation expense to directors and to a lesser extent increased staffing in the Company’s computer systems infrastructure area.  On May 22, 2014, the board of directors of the Company granted warrants to purchase 1,140,000 shares of Series B Convertible Preferred Stock at an exercise price equal to $3.00 per share to the directors of the Company.  The warrants are immediately exercisable, non transferrable and expire on May 22, 2019.   The Company estimated the fair value of the warrants to be $1,664,400 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 769%, risk-free interest rate: 0.05%, expected life in years: 5, and assumed dividend yield: 0%.

●
In 2014 To Date our professional fees increased as compared to 2013 To Date primarily as a result of $205,000 royalty expense to an outside consulting firm.  The Company and a consulting firm agreed that the consulting firm would reduce the fees that it charged the Company in 2013 for consideration of a royalty payment, which will be due if and when the Company executes up to three new InsPro Enterprise license agreements with new clients to process annuity or universal life policies as part of their license agreement.  The Company executed such a license agreement in the second quarter of 2014.  The Company will incur royalty expense of $102,500 in the future upon the execution of each of the next two new InsPro Enterprise license agreements with clients processing annuity or universal life policies as part of their license agreements.

●	In Second Quarter 2014 our other expense increased as compared to Second Quarter 2013 primarily as a result of increased maintenance expense on computer hardware and software.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a loss from continuing operations of $3,112,359, in 2014 To Date as compared to $91,630 in 2013 To Date.

Other income (expenses)

The gain on the change of the fair value of the warrant liability in 2014 To Date and the loss in 2013 To Date represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at a price lower than the exercise price of these warrants.  The loss on the change of the fair value of the warrant liability is primarily attributable to the increase in the per share price of the Company’s common stock.

Interest expense is attributable to interest on the Company’s loan with Silicon Valley Bank, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Six Months ended June 30,
	2014	2013
Revenues:
Commission and other revenue from carriers	$17,238	$35,282
Transition policy commission pursuant to the Agreement	129,567	191,297

	146,805	226,579

Operating expenses:
Other general and administrative	14,788	11,820

	14,788	11,820

Gain from discontinued operations	$132,017	$214,759

For 2014 To Date we earned revenues from discontinued operations of $146,805 as compared to $226,579 in the 2013 To Date, a decrease of $79,774 or 35%.  Revenues include the following:

●	In 2014 To Date our commission and other revenue from carriers decreased due to the declines in our telesales call center produced agency business.

●
On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a client transition agreement. In 2014 To Date our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

As a result of the aforementioned factors, we reported a gain from discontinued operations of $132,017 or $0.00 gain from discontinued operations per share in 2014 To Date as compared to $214,759 or $0.00 gain from discontinued operations per share in 2013 To Date.

Net loss

As a result of these factors discussed above, we reported a net loss of $2,988,900 or $0.07 net loss per share in 2014 To Date as compared to a net loss of $275,931 or $0.01 net loss per share in 2013 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, we had a cash balance of $2,610,907 and working capital of $(25,988).

Net cash provided by operations was $289,813 in 2014 To Date as compared to cash used in operations of $459,000 in  2013 To Date.  Impacting our cash flow from operations was our net loss of $2,988,900 in 2014 To Date as compared to our net loss of $275,931 in 2013 To Date and:

●	Increases in accounts receivable of $505,663 in 2014 To Date, which are primarily the result of increased collections from clients in 2014 To Date primarily for annual maintenance billings.

●	Increases in accounts payable of $204,980 in 2014 To Date, which are primarily the result of increased utilization of several outside IT consulting firms.

●	Increases in accrued expenses of $249,940 in 2014 To Date, which are primarily the result of royalty expense from an outside consulting firm.

●
Increases in deferred revenue of $1,316,930 in 2014 To Date, which are primarily the result of license fee and to a lesser extent maintenance fee deposits, which were collected in 2014 To Date that are not yet earned.

In addition to cash used in operating activities we incurred the following non-cash gain and expenses, which were included in our net loss:

●	Recorded depreciation expense of $383,686 and $346,814 in 2014 To Date and 2013 To Date, respectively.

●
Recorded stock-based compensation expense of $1,707,922 and $37,497 in 2014 To Date and  2013 To Date, respectively.  Stock-based compensation and consulting expense in 2014 To Date consisted of $1,664,400 pertaining to warrants granted to directors and $43,522 pertaining to employee stock options.

o
On May 22, 2014, the board of directors of the Company granted warrants to purchase 1,140,000 shares of Series B Convertible Preferred Stock at an exercise price equal to $3.00 per share to the directors of the Company.  The warrants are immediately exercisable, non transferrable and expire on May 22, 2019.  The Company estimated the fair value of the warrants to be $1,664,400 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 769%, risk-free interest rate: 0.05%, expected life in years: 5, and assumed dividend yield: 0%.  As of June 30, 2014, the Company recorded $1,664,400 as compensation, employee benefits and related taxes.

●	Recognized a gain on the change in fair value of warrants liabilities of $10,120 in 2014 To Date and a loss on the change in fair value of warrants liabilities of $382,199 in 2013 To Date.

Net cash used by investing activities in 2014 To Date was $129,140 as compared to $86,720 in  2013 To Date.  The aforementioned amounts exclude capital leased computer hardware and software.

Net cash used by financing activities in 2014 To Date was $119,302 as compared to $71,360 in  2013 To Date.

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

On October 3, 2012, the Company together with InsPro LLC (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”).  No advances were made at closing; however an advance of $525,000 was made on October 15, 2012.  The Loan Agreement established a revolving credit facility for the Borrowers in the principal amount of up to $2,000,000 (the “Revolving Facility”), which expires on October 3, 2014.  The Revolving Facility is secured by a first priority perfected security interest in substantially all of the assets of the Borrowers, excluding the intellectual property of the Borrowers.  The Loan Agreement contains a negative covenant prohibiting the Borrowers from granting a security interest in their intellectual property to any party.

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

As of June 30, 2014, the Company was in compliance with the Loan Agreement, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base and AQR under the Revolving Facility were $2,000,000 and 1.59:1.00, respectively.

The Company is currently in negotiation with SVB to obtain a new revolving facility to be effective on or before October 3, 2014, which would replace the Revolving Facility.  There can be no assurance that the Company will be successful in obtaining a new revolving facility from SVB on or before the expiration of the existing Revolving Facility.

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

Date: August 14, 2014	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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