Form 10-Q
period 2014-09-30
InsPro Technologies Corp
filed 2014-11-14
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES CORPORATION
	Form 10-Q Quarterly Report
	INDEX

	PART I
	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	3
	Consolidated Statements of Operations (UNAUDITED) for the three and nine months ended September 30, 2014 and 2013	4
	Consolidated Statements of Cash Flows (UNAUDITED) for the nine months ended September 30, 2014 and 2013	5

	Notes to UNAUDITED Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4	Controls and Procedures	43

	PART II
	OTHER INFORMATION

Item 1	Legal Proceedings	43

Item 6	Exhibits	43

	Signatures	44

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$2,590,502	$2,569,536
Accounts receivable, net	4,869,936	1,660,564
Prepaid expenses	298,045	200,985
Other current assets	-	2,564
Assets of discontinued operations	20,076	31,540

Total current assets	7,778,559	4,465,189

Property and equipment, net	1,291,766	959,902
Other assets	60,000	60,000

Total assets	$9,130,325	$5,485,091

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$577,604	$550,761
Accounts payable	3,615,668	1,169,251
Accrued expenses	497,626	456,753
Current portion of capital lease obligations	190,529	57,932
Due to related parties	4,755	10,000
Deferred revenue	3,261,045	1,006,875

Total current liabilities	8,147,227	3,251,572

LONG TERM LIABILITIES:
Warrant liability	556,599	607,199
Capital lease obligations	273,407	23,184

Total long term liabilities	830,006	630,383

Total liabilities	8,977,233	3,881,955

SHAREHOLDERS’ EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized) Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 3,809,378 shares issued and outstanding (liquidation value $11,428,134)	7,709,919	7,709,919
Common stock ($.001 par value; 400,000,000 and 300,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	45,163,722	43,411,172
Accumulated deficit	(55,626,196)	(52,423,602)

Total shareholders’ equity	153,092	1,603,136

Total liabilities and shareholders’ equity	$9,130,325	$5,485,091

(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$5,973,754	$2,856,841	$13,818,009	$11,746,419

Cost of revenues	4,880,477	2,578,498	11,447,677	9,005,632

Gross profit	1,093,277	278,343	2,370,332	2,740,787

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	750,226	690,616	3,793,371	2,013,972
Advertising and other marketing	95,872	129,182	239,120	279,252
Depreciation	44,471	42,082	123,325	119,557
Rent, utilities, telephone and communications	91,951	95,748	286,040	288,138
Professional fees	205,147	160,900	742,246	602,724
Other general and administrative	203,412	180,181	596,391	549,140

Total selling, general and administrative expenses	1,391,079	1,298,709	5,780,493	3,852,783

Operating loss from continuing operations	(297,802)	(1,020,366)	(3,410,161)	(1,111,996)

Other income (expense):
Gain (loss) on the change of the fair value of warrant liability	40,480	306,000	50,600	(76,199)
Interest expense	(12,850)	(9,395)	(31,528)	(26,256)

Total other income (expense)	27,630	296,605	19,072	(102,455)

Loss from continuing operations	(270,172)	(723,761)	(3,391,089)	(1,214,451)

Income from discontinued operations	56,478	90,498	188,495	305,257

Net loss	$(213,694)	$(633,263)	$(3,202,594)	$(909,194)

Net income (loss) per common share - basic and diluted:
Loss from continuing operations	$(0.01)	$(0.02)	$(0.08)	$(0.03)
Income from discontinued operations	-	-	-	0.01
Net loss per common share	$(0.01)	$(0.02)	$(0.08)	$(0.02)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CASH FLOWS

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(3,202,594)	$(909,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	611,442	522,056
Stock-based compensation	1,752,550	58,165
(Gain) loss on change of fair value of warrant liability	(50,600)	76,199
Changes in assets and liabilities:
Accounts receivable	(3,209,372)	(482,782)
Prepaid expenses	10,020	36,520
Other current assets	2,564	(151)
Accounts payable	2,446,417	(635,396)
Accrued expenses	40,873	(44,441)
Due to related parties	(5,245)	-
Deferred revenue	2,254,170	(354,937)
Assets of discontinued operations	11,464	32,444

Net cash provided by (used in) operating activities	661,689	(1,701,517)

Cash Flows From Investing Activities:
Purchase of property and equipment	(534,300)	(190,261)

Net cash used in investing activities	(534,300)	(190,261)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock and warrants	-	1,536,000
Fees paid in connection with sale of preferred stock and warrants	-	(36,693)
Payments on notes payable	(80,237)	(76,717)
Payments on capital leases	(26,186)	(47,429)

Net cash provided by (used in) financing activities	(106,423)	1,375,161

Net increase (decrease) in cash	20,966	(516,617)

Cash - beginning of the period	2,569,536	3,347,689

Cash - end of the period	$2,590,502	$2,831,072
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$29,669	$24,335

Non cash financing activities:
Accrued interest on loan payable	$1,859	$1,921

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

InsPro Technologies Corporation (the “Company”, “ITCC”, “we”, “us” or “our”) is a technology company that provides software applications for use by insurance administrators in the insurance industry.  Our business focuses primarily on our InsPro EnterpriseTM software application.

InsPro Technologies, LLC is a provider of comprehensive, web-based insurance administration software applications.  InsPro LLC’s flagship software product is InsPro Enterprise, which was introduced in 2004.  InsPro LLC offers InsPro Enterprise on both a licensed and an ASP (Application Service Provider) basis.  InsPro Enterprise is an insurance administration system that supports group and individual business lines; life, health and long term care products; and efficiently processes agent, direct market, worksite and web site generated business.  InsPro LLC’s clients include insurance carriers and third party administrators.  InsPro LLC realizes revenue from license fees, application service provider fees, software maintenance fees and consulting and implementation services.

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 and notes thereto and other pertinent information contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Commission”).

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

Cash and cash equivalents

The Company had no cash equilavents during the nine months ended September 30, 2014.  The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  At September 30, 2014 and December 31, 2013, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $0 and $0, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of September 30, 2014 and December 31, 2013, because of the relatively short-term maturity of these instruments or their market interest rates.

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
September 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10 “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  As of September 30, 2014, the tax years ended December 31, 2013, 2011 and 2010 are still subject to audit.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income (loss) per common share

Basic earnings per share is computed by dividing income (loss) from continuing operations, net income from discontinued operations and net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing the adjusted net income (loss) from operations for diluted earnings per share by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  The effects of common stock equivalents and potentially dilutive securities outstanding during 2014 and 2013 are excluded from the calculation of diluted income (loss) per common share because it is anti-dilutive.

 The Company’s common stock equivalents include the following:

	September 30,	December 31,
	2014	2013

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	76,187,560	76,187,560
Options to purchase common stock issued and outstanding	4,925,000	5,900,000
Warrants to purchase common stock issued and outstanding	45,473,780	72,140,447
Warrants to purchase series A convertible preferred stock, issued and outstanding	6,000,000	6,000,000
Warrants to purchase series B convertible preferred stock, issued and outstanding	23,400,000	-
	181,521,340	185,763,007

Revenue recognition

InsPro LLC offers InsPro EnterpriseTM on both a licensed and an ASP basis.  An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location.  Alternatively, ASP hosting service enables a client to lease the InsPro Enterprise software, paying only for that capacity required to support their business.  ASP clients access InsPro Enterprise installed on InsPro LLC owned servers located at a third party’s site.

InsPro LLC’s software maintenance fees apply to both licensed and ASP clients.  Maintenance fees cover periodic updates to the application and the InsPro Enterprise help desk.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

InsPro LLC’s professional services revenue consists of consulting and implementation services generally associated with the implementation of InsPro Enterprise for either an ASP or licensed client, and includes such activities as InsPro EnterpriseTM installation, configuration, modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation.  Professional services revenue also consists of post implementation activities for clients pertaining to their InsPro Enterprise installation.

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

Maintenance revenue is recognized ratably over the duration of the maintenance agreement term.  ASP revenue is billed and earned on a monthly basis and is earned in the month that the ASP service is provided.

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
September 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro EnterpriseTM design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs and depreciation.  For the nine months ended September 30, 2014 and 2013, cost of revenues consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Compensation, employee benefits and related taxes	$1,841,432	$1,791,087	$5,490,307	$5,624,602
Professional fees	2,579,136	461,660	4,699,308	2,378,873
Depreciation	183,285	133,160	488,117	402,499
Rent, utilities, telephone and communications	105,466	105,895	347,064	320,508
Other cost of revenues	171,158	86,696	422,881	279,150
	$4,880,477	$2,578,498	$11,447,677	$9,005,632

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred. For the three months ended September 30, 2014 and 2013, advertising and other marketing costs were $95,872 and $129,182, respectively. For the nine months ended September 30, 2014 and 2013, advertising and other marketing costs were $239,120 and $279,252, respectively.

Concentrations of credit risk

The Company maintains its cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”).  At September 30, 2014, the Company had $2,590,502 of cash in United States bank deposits, of which $500,158 was federally insured and $2,090,344 was not federally insured.  In 2010 the FDIC insurance coverage limit was increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s InsPro EnterpriseTM clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	September 30, 2014	December 31, 2013
	2014	2013

Client #1	19%	27%
Client #2	16%	18%
Client #3	13%	13%
Client #4	10%	10%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table lists the percentage of the Company’s revenue earned from the Company’s InsPro EnterpriseTM clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the Nine Months Ended September 30,
	2014	2013

Client #1	21%	30%
Client #2	14%	11%
Client #3	13%	10%

Stock-based compensation

The Company accounts for stock based compensation transactions using a fair-value-based method and recognizes compensation cost for share-based payments to employees based on their fair value at their determined measurement date.

Non-employee stock based compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, based on their fair value at their determined measurement date.

Registration rights agreements

At September 30, 2014, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements.  Accordingly, no liability was recorded as of September 30, 2014.  See Note 5 - Stockholders Equity – Registration and Participation Rights.

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
September 30, 2014

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

The financial position of discontinued operations was as follows:

	September 30, 2014	December 31, 2013

Accounts receivable	$20,076	$31,540
Net current assets of discontinued operations	$20,076	$31,540

The results of discontinued operations do not include any allocated or common overhead expenses.  The results of operations of discontinued operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months ended September 30,
	2014	2013	2014	2013
Revenues:
Commission and other revenue from carriers	$5,861	$16,060	$23,099	$51,342
Transition policy commission pursuant to the Agreement	56,884	80,513	186,451	271,810

	62,745	96,573	209,550	323,152

Operating expenses:
Other general and administrative	6,267	6,075	21,055	17,895

	6,267	6,075	21,055	17,895

Income from discontinued operations	$56,478	$90,498	$188,495	$305,257

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful
	Life
	(Years)	September 30, 2014	December 31, 2013
Computer equipment and software	3	$3,896,174	$2,952,868
Office equipment	4.6	137,723	237,629
Office furniture and fixtures	6.7	189,857	89,951
Leasehold improvements	5.4	94,620	94,620
		4,318,374	3,375,068

Less accumulated depreciation		(3,026,608)	(2,415,166)

		$1,291,766	$959,902

The following table discloses depreciation expense as reported in the statement of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Depreciation included in cost of revenues	$183,285	$133,160	$488,117	$402,499
Depreciation included in selling, general and administrative	44,471	42,082	123,325	119,557
Total depreciation	$227,756	$175,242	$611,442	$522,056

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2014	At December 31, 2013

Notes payable for insurance premium financing	$52,604	$25,761
Loan from Silicon Valley Bank	525,000	525,000

	$577,604	$550,761

On October 3, 2012, the Company together with InsPro LLC (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”).  The Loan Agreement established a revolving credit facility for the Borrowers in the principal amount of up to $2,000,000 (the “Revolving Facility”), which expires on December 2, 2014.  The Revolving Facility is secured by a first priority perfected security interest in substantially all of the assets of the Borrowers, excluding the intellectual property of the Borrowers.  The Loan Agreement contains a negative covenant prohibiting the Borrowers from granting a security interest in their intellectual property to any party.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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

As of September 30, 2014, the Company was in compliance with the Loan Agreement, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base and AQR under the Revolving Facility were $2,000,000 and 1.50:1.00, respectively.

The Company is currently in negotiation with SVB to obtain a new revolving facility to be effective on or before December 2, 2014, which would replace the Revolving Facility. There can be no assurance that the Company will be successful in obtaining a new revolving facility from SVB on or before the expiration of the existing Revolving Facility.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2014 and December 31, 2013, the Company was authorized to issue 400,000,000 and 300,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”), respectively.  As of September 30, 2014 and December 31, 2013, the Company had 41,543,655 shares of its Common Stock issued and outstanding.  The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	September 30, 2014	December 31, 2013

Exercise of options issued and outstanding to purchase common stock	4,925,000	5,900,000
Issuance of common shares available under the 2010 Equity Compensation Plan	24,071,980	23,096,980
Exercise of warrants issued and outstanding to purchase common stock	45,473,780	72,140,447
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	6,000,000	6,000,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	76,187,560	76,187,560
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	23,400,000	0

Total common stock reserved for issuance	205,593,320	208,859,987

The above table includes Common Stock reserved for issued and outstanding stock options that will be exercisable in the future and for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Series A Convertible Preferred Stock

As of September 30, 2014 and December 31, 2013, the Company was authorized to issue 3,437,500 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”).  As of September 30, 2014 and December 31, 2013, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding.  As of September 30, 2014 and December 31, 2013, the Company has reserved 300,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.  The Series A Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series A Preferred Stock having the right to 20 votes.  Upon the liquidation, sale or merger of the Company, each share of Series A Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $12,767,500, subject to certain customary adjustments, or (B) the amount such share of Series A Preferred Stock would receive if it participated pari passu with the holders of common stock on an as-converted basis.  Each share of Series A Preferred Stock becomes convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series A Preferred Stock.  For so long as any shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series A Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series A Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series A Preferred Stock.  In addition to the voting rights described above, for so long as 1,000,000 shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series A Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series A Preferred Stock with an amount per share equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $12,767,500 in aggregate for all issued and outstanding Series A Preferred Stock.

Series B Convertible Preferred Stock

As of September 30, 2014 and December 31, 2013, the Company was authorized to issue 5,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 per share (“Series B Preferred Stock”).  As of September 30, 2014 and December 31, 2013, the Company had 3,809,378 of its Series B Preferred Stock issued and outstanding.  As of September 30, 2014, the Company has reserved 1,170,000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.  Upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price or $11,428,134 as of September 30, 2014 and December 31, 2013, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis.  Each share of Series B Preferred Stock becomes convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock.  For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock.  In addition to the aforementioned voting rights, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price or $11,428,134 in aggregate for all issued and outstanding Series B Preferred Stock.

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
September 30, 2014

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
September 30, 2014

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

Stock Options

During the nine months ended September 30, 2014,  2,775,000 options, which were previously granted to current and former employees of the Company, expired in accordance with the terms of the stock options.

On August 19, 2014, the Company granted to an executive of the Company an option to purchase a total of 1,800,000 shares of the Company’s Common Stock, which vests as follows: 300,000 shares of Common Stock on August 19, 2014, 300,000 shares of Common Stock on August 19, 2015, 600,000 shares of Common Stock on August 19, 2016, and  600,000 shares of Common Stock on August 19, 2017.  This option has a five year term and an exercise price of $0.10 per share, which exceeded the closing price of one share of the Company’s Common Stock as quoted on the OTCBB on August 19, 2014.  The fair value of the option granted was estimated on the date of the grant to be $75,600 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 753%, risk-free interest rate: 0.05%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%.  The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $13,650 in the nine months ended September 30, 2014.

As of September 30, 2014, there were 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 24,071,980 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options in compensation, commission and related taxes of $58,150 and $58,165 for the nine months ended September 30, 2014 and 2013, respectively. See Series B Preferred Stock warrants for a description of compensation expense recorded pertaining to warrants.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $70,755 as of September 30, 2014, which will be recognized over a weighted average 3 years in the future.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

A summary of the Company’s outstanding stock options as of and for the nine months ended September 30, 2014 are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2013	5,900,000	$0.51	$0.36	2.33	$-

For the period ended September 30, 2014
Granted	1,800,000	0.10	0.04
Exercised	-	-	-
Expired	(2,775,000)	0.10	0.10

Outstanding at September 30, 2014	4,925,000	$0.59	$0.39	2.52

Outstanding and exercisable at September 30, 2014	3,312,500	$0.81	$0.55	1.42	$-

(1) The aggregate intrinsic value is based on the $0.055 closing price as of September 30, 2014 for the Company’s Common Stock.

The following information applies to options outstanding at September 30, 2014.

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.065	250,000	0.8	$0.065	250,000	$0.065
0.100	1,950,000	4.8	0.100	337,500	0.100
0.111	1,500,000	0.9	0.111	1,500,000	0.111
1.000	750,000	1.1	1.000	750,000	1.000
3.500	75,000	1.5	3.500	75,000	3.500
$3.600	400,000	1.6	$3.600	400,000	$3.600
	4,925,000			3,312,500

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock Warrants

Outstanding warrants at September 30, 2014 have an average weighted average remaining contractual life of 1.4 years.  A summary of the status of the Company’s outstanding stock warrants as of and for the nine months ended September 30, 2014 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2013	72,140,447	$0.15

For the period ended September 30, 2014
Granted	-	-
Exercised	-	-
Expired	(26,666,667)	0.15
Outstanding and exercisable at September 30, 2014	45,473,780	$0.15

The following information applies to warrants outstanding at September 30, 2014:

Warrant Issue Date	Warrant Exercise Price	Warrant Expiration Date	Weighted Average Remaining Life	Anti-dilution Provision Expiration Date	Outstanding Common Stock Warrants

3/26/2010	$0.15	3/26/2015	0.5	expired	7,380,000
9/30/2010	0.15	9/30/2015	1.0	expired	18,000,010
11/29/2010	0.15	11/29/2015	1.2	expired	2,000,000
12/22/2010	0.15	12/22/2015	1.2	expired	7,973,780
11/20/2012	0.15	11/20/2017	3.1	11/20/2014	4,999,990
3/14/2013	0.15	3/14/2018	3.5	3/14/2015	120,000
9/12/2013	$0.15	11/20/2017	3.1	11/20/2014	5,000,000

					45,473,780

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Series A Preferred Stock Warrants

Outstanding preferred stock warrants to purchase the Company’s Series A Preferred Stock at September 30, 2014 have a remaining contractual life of 1.4 years. A summary of the status of the Company’s outstanding Series A Preferred Stock warrants as of and for the nine months ended September 30, 2014 are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2013	300,000	$4.00

For the period ended September 30, 2014
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at September 30, 2014	300,000	$4.00

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

The Company estimated the fair value of the Series B Warrants to be $1,664,400 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 769%, risk-free interest rate: 0.05%, expected life in years: 5, and assumed dividend yield: 0%.  As of September 30, 2014, the Company recorded $1,664,400 as compensation, employee benefits and related taxes.

On May 22, 2014, the board of the Company authorized the grant of a warrant to purchase 30,000 shares of the Company’s Series B Convertible Preferred Stock with a par value of $0.001 per share at an exercise price equal to $3.00 per share (the “IBC Warrant”) to either Mr. Alan Krigstein or to Independence Blue Cross (“IBC”) or its affiliate as designated by Mr. Krigstein subject to and effective on the date of Mr. Krigstein’s designation to the Company of the recipient of the Warrant. Mr. Alan Krigstein, the executive vice president and chief financial officer of Independence Hospital Indemnity Plan, Inc. (formerly named Independence Blue Cross) and Independence Blue Cross, LLC (“IBC, LLC”), was subsequently elected as a director of the Company effective June 3, 2014.  On August 14, 2014, the Company received Mr. Krigstein’s written notice designating the IBC Warrant to be issued to IBC, LLC. The Company granted the Warrant to IBC, LLC effective August 14, 2014. The IBC Warrant is immediately exercisable, non transferrable and will expire on May 22, 2019.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

The Company estimated the fair value of the IBC Warrant to be $30,000 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 768%, risk-free interest rate: 0.06%, expected life in years: 4.8, and assumed dividend yield: 0%.  As of September 30, 2014, the Company recorded $30,000 as compensation, employee benefits and related taxes.

Outstanding Series B Warrants at September 30, 2014, have a remaining contractual life of 4.6 years.  A summary of the status of the Company’s outstanding Series B Warrants as of and for the period ended September 30, 2014 are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2013	-	$-

For the period ended September 30, 2014
Granted	1,170,000	3.00
Exercised	-	-
Expired	-	-
Outstanding and exercisable at September 30, 2014	1,170,000	$3.00

Registration and Participation Rights

As of September 30, 2014, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 6 – CAPITAL LEASE OBLIGATIONS (continued)

Property and equipment includes the following amounts for leases that have been capitalized:

		September 30, 2014	December 31, 2013
	Useful Life (Years)
Computer equipment and software	3	$1,179,211	$672,027
Phone System	3	15,011	15,011
		1,194,222	687,038
Less accumulated depreciation		(756,377)	(659,443)
		$437,845	$27,595

Future minimum payments required under capital leases at September 30, 2014 are as follows:

2014	$62,267
2015	196,996
2016	179,672
2017	51,873

Total future payments	490,808
Less amount representing interest	26,872

Present value of future minimum payments	463,936
Less current portion	190,529

Long-term portion	$273,407

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation. Employer contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability or the employee attaining age 65, whichever occurs first. The Company made contributions of $59,068 and $57,628 for the nine months ended September 30, 2014 and 2013, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 8 – OPERATING LEASES

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania.  The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of Landlord’s building expenses. Under the terms of the lease agreement, rent was waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet.  The Company recorded a liability for deferred rent in accrued liabilities in the amount of $68,228 as of September 30, 2014.

The Company leases certain real and personal property under non-cancelable operating leases.  Rent expense was $427,606 and $463,900 for the nine months ended September 30, 2014 and 2013, respectively.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

The following tables provide a summary of the fair values of the Company’s assets and liabilities.

	As of September 30, 2014
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	$-	$-	$556,599	$556,599

Total liabilities	$-	$-	$556,599	$556,599

	As of December 31, 2013
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	$-	$-	$607,199	$607,199

Total liabilities	$-	$-	$607,199	$607,199

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
September 30, 2014

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

The Company determined the fair value of the warrant liability at September 30, 2014 was $556,599. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: common stock closing price of $0.055 per share as of September 30, 2014, dividend yield: 0%, risk free rate: 0.07% and the following:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

11/20/2012	$0.15	4,999,990	3.4	622%	$274,999
3/14/2013	$0.15	120,000	3.7	668%	6,600
9/11/2013	$0.15	5,000,000	3.4	668%	275,000

					$556,599

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the nine months ended September 30, 2014:

Warrant liability balance as of December 31, 2013	$607,199
Change in the fair value of warrant liability	(50,600)
Warrant liability balance as of September 30, 2014	$556,599

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenues

For the three months ended September 30, 2014 (“Third Quarter 2014”), we earned revenues of $5,973,754 compared to $2,856,841 for the three months ended September 30, 2013 (“Third Quarter 2013”), an increase of $3,116,913 or 109%.  Revenues include the following:

	For the Three Months Ended September 30,
	2014	2013

Professional services	$2,948,158	$1,487,699
ASP revenue	1,285,927	968,749
Sales of software licenses	1,300,000	-
Maintenance revenue	432,475	398,393
Other revenue	7,194	2,000

Total	$5,973,754	$2,856,841

●
In Third Quarter 2014 our professional services revenue increased $1,460,459 or 98% as a result of higher implementation services.  Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise.  Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

●
In Third Quarter 2014 our ASP revenue increased $317,178 or 33% as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients.  ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company.  ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at a third party’s site.

●	In Third Quarter 2014 we earned $1,300,000 of license fee revenue, which was a license fee recognized upon the completion of the implementation of additional insurance products for an existing client.

●	In Third Quarter 2014 our maintenance revenue increased $34,082 or 9% as a result of increased fees from several clients.

●	Other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties.

Cost of Revenues

Our cost of revenues for Third Quarter 2014 was $4,880,477 as compared to $2,578,498 for Third Quarter 2013 for an increase of $2,301,979 or 89% as compared to Third Quarter 2013.  Cost of revenues consisted of the following:

	For the Three Months Ended September 30,
	2014	2013

Compensation, employee benefits and related taxes	$1,841,432	$1,791,087
Professional fees	2,579,136	461,660
Depreciation	183,285	133,160
Rent, utilities, telephone and communications	105,466	105,895
Other cost of revenues	171,158	86,696
	$4,880,477	$2,578,498

●
In Third Quarter 2014 our employee compensation, benefits and related taxes increased $50,345 or 3% as compared to Third Quarter 2013.  Compensation, employee benefits and related taxes increased primarily as a result of increased employee staffing.

●
In Third Quarter 2014 our professional fees increased $2,117,476 or 459% as compared to Third Quarter 2013.  Professional fees increased as a result of increased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementation of InsPro EnterpriseTM. In Third Quarter 2014 the Company engaged a third party consulting firm to be a preferred system integrator for the Company for InsPro Enterprise, which contributed to the increase in cost in Third Quarter 2014 as compared to Third Quarter 2013 .

●
In Third Quarter 2014 our depreciation increased $50,125 or 38% as compared to Third Quarter 2013.  Depreciation expense increased as a result of increased computer equipment and software purchases, which were primarily related to recent clients’ implementations of InsPro Enterprise.

●
In Third Quarter 2014 our other cost of revenues increased $84,462 or 97% as compared to Third Quarter 2013.  The increase was the result of increased travel and lodging costs associated with the increase in the number of outside consulting firms and InsPro Enterprise clients.  Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $1,093,277 in Third Quarter 2014 as compared to a gross profit of $278,343 in Third Quarter 2013.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for Third Quarter 2014 was $1,391,079 as compared to $1,298,709 for Third Quarter 2013 for an increase of $92,370 or 7% as compared to Third Quarter 2013.  Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended September 30,
	2014	2013

Compensation, employee benefits and related taxes	$750,226	$690,617
Advertising and other marketing	95,872	129,182
Depreciation	44,471	42,082
Rent, utilities, telephone and communications	91,951	95,747
Professional fees	205,147	160,900
Other general and administrative	203,412	180,181
	$1,391,079	$1,298,709

●
In Third Quarter 2014 our compensation, employee benefits and related taxes increased by $59,609 or 9% as compared to Third Quarter 2013 primarily as a result of increased staffing and compensation to sales staff and increased equity compensation expense to directors and employees.

●	In Third Quarter 2014 our advertising and other marketing decreased as compared to Third Quarter 2013 primarily as a result of decreased insurance industry conference fees.

●
In Third Quarter 2014 our professional fees increased as compared to Third Quarter 2013 primarily as a result of  increased utilization of several outside consulting firms, which were assisting us with the Company’s ASP and hosting services as a result of the growth in the number InsPro Enterprise clients.

●	In Third Quarter 2014 our other expense increased as compared to Third Quarter 2013 primarily as a result of increased maintenance expense on computer hardware and software.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported an operating loss from continuing operations of $297,802, in Third Quarter 2014 as compared to $1,020,366 in Third Quarter 2013.

Other income (expenses)

The gain on the change of the fair value of the warrant liability in Third Quarter 2014 and Third Quarter 2013 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at a price lower than the exercise price of these warrants.  The gain or loss on the change of the fair value of the warrant liability is primarily attributable to the increase in the per share price of the Company’s common stock.

Interest expense is attributable to interest on the Company’s loan with Silicon Valley Bank, capital leases and notes payable for premium financing on portions of the Company’s insurance coverages.

Income on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended September 30,
	2014	2013
Revenues:
Commission and other revenue from carriers	$5,861	$16,060
eHealth Agreement	56,884	80,513

	62,745	96,573

Operating expenses:
Other general and administrative	6,267	6,075

	6,267	6,075

Income from discontinued operations	$56,478	$90,498

For Third Quarter 2014 we earned revenues from discontinued operations of $62,745 as compared to $96,573 in the Third Quarter 2013, a decrease of $33,828 or 35%.  Revenues include the following:

●	In Third Quarter 2014 our commission and other revenue from carriers decreased due to the declines in our telesales call center produced agency business.

●
On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a client transition agreement. In Third Quarter 2014 our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

As a result of the aforementioned factors, we reported income from discontinued operations of $56,478 or $0.00 gain from discontinued operations per share in Third Quarter 2014 as compared to $90,498 or $0.00 income from discontinued operations per share in Third Quarter 2013.

Net loss

As a result of these factors discussed above, we reported a net loss of $213,694 or $0.01 net loss per share in Third Quarter 2014 as compared to a net loss of $633,263 or $0.02 net loss per share in Third Quarter 2013.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Revenues

For the nine months ended September 30, 2014 (“2014 To Date”), we earned revenues of $13,818,009 compared to $11,746,419 for the nine months ended September 30, 2013 (“2013 To Date”), an increase of $2,071,590 or 18%.  Revenues include the following:

	For the Nine Months Ended September 30,
	2014	2013

Professional services	$7,831,030	$5,334,305
ASP revenue	3,477,023	2,897,950
Sales of software licenses	1,300,000	2,475,000
Maintenance revenue	1,202,762	1,036,164
Other revenue	7,194	3,000

Total	$13,818,009	$11,746,419

●
In 2014 To Date our professional services revenue increased $2,496,725 or 47% as a result of higher implementation services.  Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise.  Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

●
In 2014 To Date our ASP revenue increased $579,073 or 20% as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients.  ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company.  ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

●
In 2014 To Date we earned $1,300,000 of license fee revenue, which was a license fee recognized upon the completion of the implementation of additional insurance products for an existing client.  In 2013 To Date we earned $2,475,000 of license fee revenue, which was a license fee recognized upon the completion of the implementation of InsPro Enterprise for three clients.

●	In 2014 To Date our maintenance revenue increased $166,598 or 16% as a result of increased fees from several clients’ recent implementations of InsPro Enterprise.

●	Other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties.

Cost of Revenues

Our cost of revenues for 2014 To Date was $11,447,677 as compared to $9,005,632 for 2013 To Date for an increase of $2,442,045 or 27% as compared to 2013 To Date.  Cost of revenues consisted of the following:

	For the Nine Months Ended September 30,
	2014	2013

Compensation, employee benefits and related taxes	$5,490,307	5,624,602
Professional fees	4,699,308	2,378,873
Depreciation	488,117	402,499
Rent, utilities, telephone and communications	347,064	320,508
Other cost of revenues	422,881	279,150
	$11,447,677	$9,005,632

●
In 2014 To Date our compensation, employee benefits and related taxes component of cost of revenues decreased $134,295 or 2% as compared to 2013 To Date.  Compensation, employee benefits and related taxes decreased primarily as a result of decreased executive employee staffing and lower employee benefit costs.

●
In 2014 To Date our professional fees component of cost of revenues increased $2,320,435 or 98% as compared to 2013 To Date.  Professional fees increased as a result of increased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementation of InsPro EnterpriseTM.  In Third Quarter 2014 the Company engaged a third party consulting firm to be a preferred system integrator for the Company for InsPro Enterprise, which contributed to the increase in cost in Third Quarter 2014 as compared to Third Quarter 2013 .

●
In 2014 To Date our depreciation component of cost of revenues increased $85,618 or 21% as compared to 2013 To Date.  Depreciation expense increased as a result of recent computer equipment and software purchases, which were primarily related to recent clients’ implementations of InsPro Enterprise.

●
In 2014 To Date our rent, utilities and communications component of cost of revenues increased $26,556 or 8% as compared to 2013 To Date.  The increase as a result of an increased allocation of a portion of facilities costs to cost of revenues, which was the result of increased utilization of several outside consulting firms.  As a result of allocating an increased portion of cost to cost of revenues the rent, utilities and communications component of general selling and administrative costs decreased as compared to 2013 To Date.

●
In 2014 To Date our other cost of revenues component of cost of revenues increased $143,731 or 51% as compared to 2013 To Date.  The increase was primarily the result of increased travel and lodging costs and to a lesser extent computer processing costs associated with increase in the number of InsPro LLC’s clients and prospective clients.  Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $2,370,332 in 2014 To Date as compared to a gross profit of $2,740,787 in 2013 To Date.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for 2014 To Date was $5,780,493 as compared to $3,852,783 for 2013 To Date for an increase of $1,927,711 or 50% as compared to 2013 To Date.  Selling, marketing and administrative expenses consisted of the following:

	For the Nine Months Ended September 30,
	2014	2013

Compensation, employee benefits and related taxes	$3,793,371	$2,013,972
Advertising and other marketing	239,120	279,252
Depreciation	123,325	119,557
Rent, utilities, telephone and communications	286,040	288,138
Professional fees	742,246	602,724
Other general and administrative	596,391	549,140
	$5,780,493	$3,852,783

●
In 2014 To Date we incurred compensation, employee benefits and related taxes of $3,793,371 as compared to $2,013,972 in 2013To Date, an increase of $1,779,399 or 88%.  The increase is primarily the result of $1,694,400 of equity compensation expense to directors and increased staffing in the Company’s computer systems infrastructure area.

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

o
On May 22, 2014, the board of the Company authorized the grant of a warrant to purchase 30,000 shares of Series B Convertible Preferred Stock at an exercise price equal to $3.00 per share to either Mr. Alan Krigstein or to Independence Blue Cross (“IBC”) or its affiliate as designated by Mr. Krigstein subject to and effective on the date of Mr. Krigstein’s designation to the Company of the recipient of the warrant. On August 14, 2014, the Company received Mr. Krigstein’s written notice designating the warrant to be issued to Independence Blue Cross, LLC. The Company granted the Warrant to Independence Blue Cross effective August 14, 2014. The IBC Warrant is immediately exercisable, non transferrable and will expire on May 22, 2019.  The Company estimated the fair value of the IBC Warrant to be $30,000 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 768%, risk-free interest rate: 0.06%, expected life in years: 4.8, and assumed dividend yield: 0%.  As of September 30, 2014, the Company recorded $30,000 as compensation, employee benefits and related taxes.

●
In 2014 To Date our professional fees increased as compared to 2013 To Date primarily as a result of $218,780 royalty expense to an outside consulting firm partially offset by lower recruiting and sales consulting expenses.  The Company and a consulting firm agreed that the consulting firm would reduce the fees that it charged the Company in 2013 for consideration of a royalty payment, which will be due if and when the Company executes up to three new InsPro Enterprise license agreements with new clients to process annuity or universal life policies as part of their license agreement.  The Company executed such a license agreement in the second quarter of 2014.  The Company will incur royalty expense of $102,500 in the future upon the execution of each of the next two new InsPro Enterprise license agreements with clients processing annuity or universal life policies as part of their license agreements.

●	In Third Quarter 2014 our other expense increased as compared to Third Quarter 2013 primarily as a result of increased maintenance expense on computer hardware and software.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported an operating loss from continuing operations of $3,410,161, in 2014 To Date as compared to $1,111,996 in 2013 To Date.

Other income (expenses)

The gain on the change of the fair value of the warrant liability in 2014 To Date and the loss in 2013 To Date represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at a price lower than the exercise price of these warrants.  The gain or loss on the change of the fair value of the warrant liability is primarily attributable to the increase in the per share price of the Company’s common stock.

Interest expense is attributable to interest on the Company’s loan with Silicon Valley Bank, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages.

Income on discontinued operations

Results from discontinued operations were as follows:

	For the Nine Months ended September 30,
	2014	2013
Revenues:
Commission and other revenue from carriers	$23,099	$51,342
Transition policy commission pursuant to the Agreement	186,451	271,810

	209,550	323,152

Operating expenses:
Other general and administrative	21,055	17,895

	21,055	17,895

Income from discontinued operations	$188,495	$305,257

For 2014 To Date we earned revenues from discontinued operations of $209,550 as compared to $323,152 in the 2013 To Date, a decrease of $113,602 or 35%.  Revenues include the following:

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

As a result of the aforementioned factors, we reported income from discontinued operations of $188,495 or $0.00 gain from discontinued operations per share in 2014 To Date as compared to $305,257 or $0.01 income from discontinued operations per share in 2013 To Date.

Net loss

As a result of these factors discussed above, we reported a net loss of $3,202,594 or $0.08 net loss per share in 2014 To Date as compared to a net loss of $909,194 or $0.02 net loss per share in 2013 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had a cash balance of $2,590,502 and a working capital deficit of $368,668.

Net cash provided by operations was $661,689 in 2014 To Date as compared to cash used in operations of $1,701,517 in  2013 To Date.  Impacting our cash flow from operations was our net loss of $3,202,594 in 2014 To Date as compared to our net loss of $909,194 in 2013 To Date and:

●	Increases in accounts receivable of $3,209,372 in 2014 To Date, which are primarily the result of increased billed professional services from clients in 2014 To Date.

●	Increases in accounts payable of $2,446,417 in 2014 To Date, which are primarily the result of increased utilization of several outside IT consulting firms.

●	Increases in deferred revenue of $2,254,170 in 2014 To Date, which are primarily the result of license fees, which were collected in 2014 To Date that are not yet earned.

In addition to cash used in operating activities we incurred the following non-cash gain and expenses, which were included in our net loss:

●	Recorded depreciation expense of $611,442 and $522,056 in 2014 To Date and 2013 To Date, respectively.

●
Recorded stock-based compensation expense of $1,752,550 and $58,165 in 2014 To Date and  2013 To Date, respectively.  Stock-based compensation and consulting expense in 2014 To Date consisted of $1,694,400 pertaining to warrants granted to directors and $58,150 pertaining to employee stock options.

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

o
On May 22, 2014, the board of the Company authorized the grant of a warrant to purchase 30,000 shares of Series B Convertible Preferred Stock at an exercise price equal to $3.00 per share to either Mr. Alan Krigstein or to Independence Blue Cross (“IBC”) or its affiliate as designated by Mr. Krigstein subject to and effective on the date of Mr. Krigstein’s designation to the Company of the recipient of the warrant. On August 14, 2014, the Company received Mr. Krigstein’s written notice designating the warrant to be issued to Independence Blue Cross, LLC. The Company granted the Warrant to Independence Blue Cross effective August 14, 2014. The IBC Warrant is immediately exercisable, non transferrable and will expire on May 22, 2019.  The Company estimated the fair value of the IBC Warrant to be $30,000 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 768%, risk-free interest rate: 0.06%, expected life in years: 4.8, and assumed dividend yield: 0%.  As of September 30, 2014, the Company recorded $30,000 as compensation, employee benefits and related taxes.

●	Recognized a gain on the change in fair value of warrants liabilities of $50,600 in 2014 To Date and a loss on the change in fair value of warrants liabilities of $76,199 in 2013 To Date.

Net cash used by investing activities in 2014 To Date was $534,300 as compared to $190,261 in 2013 To Date.  The aforementioned amounts exclude capital leased computer hardware and software.

Net cash used by financing activities in 2014 To Date was $106,423 as compared to cash provided of $1,375,161 in 2013 To Date.

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

On October 3, 2012, the Company together with InsPro LLC (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”).  No advances were made at closing; however an advance of $525,000 was made on October 15, 2012.  The Loan Agreement established a revolving credit facility for the Borrowers in the principal amount of up to $2,000,000 (the “Revolving Facility”), which expires on December 2, 2014.  The Revolving Facility is secured by a first priority perfected security interest in substantially all of the assets of the Borrowers, excluding the intellectual property of the Borrowers.  The Loan Agreement contains a negative covenant prohibiting the Borrowers from granting a security interest in their intellectual property to any party.

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

As of September 30, 2014, the Company was in compliance with the Loan Agreement, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base and AQR under the Revolving Facility were $2,000,000 and 1.50:1.00, respectively.

The Company is currently in negotiation with SVB to obtain a new revolving facility to be effective on or before December 2, 2014, which would replace the Revolving Facility.  There can be no assurance that the Company will be successful in obtaining a new revolving facility from SVB on or before the expiration of the existing Revolving Facility.

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

Date: November 14, 2014	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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