Form 10-K
period 2014-12-31
InsPro Technologies Corp
filed 2015-03-31
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________	to ___________

Commission file number: 333-123081

INSPRO TECHNOLOGIES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0438502
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

150 N. Radnor-Chester Road
Suite B-101
Radnor, Pennsylvania	19087
(Address of Principal Executive Offices)	(Zip Code)

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
                                                                                      Yes ☐   No ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates at June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,623,777. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 30, 2014.

As of March 31, 2015, there were 41,543,655 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

We formed HBDC Acquisition, LLC on September 6, 2007 in connection with the acquisition of Atiam Technologies, L.P. on October 1, 2007. HBDC Acquisition, LLC, which changed its name to InsPro Technologies, LLC on May 14, 2009, develops, sells and supports our InsPro EnterpriseTM software application. InsPro Enterprise is a comprehensive, web-based insurance administration software application, which was introduced by Atiam Technologies L.P. (now our InsPro Technologies, LLC subsidiary) in 2004. InsPro Enterprise clients include insurance carriers and third party administrators. We market InsPro Enterprise as a licensed software application, and we realize revenue from the sale of the software licenses, application service provider and hosting fees, software maintenance fees and consulting and implementation services.

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

During 2014, we earned $18,670,138 in revenue. We earned 22%, 13%, 12% and 11% of our revenue from our four largest InsPro Enterprise clients.

InsPro EnterpriseTM incorporates a modular design, which enables the customer to purchase only the functionality needed, thus minimizing the customer’s implementation cost and time necessary to implement InsPro Enterprise. InsPro Enterprise can be rapidly tailored to the requirements of a wide range of customers from the largest insurance companies and marketing organizations to the smallest third party administrators, operating in environments ranging from a single server environment to the mainframe installations. InsPro Enterprise currently supports a wide range of insurance distribution channels, including the Internet, traditional direct marketing, agent-generated, individual and group plans, worksite and association-booked business, and supports underwritten as well as guaranteed issue insurance products including long term care, Medicare supplement, critical illness, long and short term disability, whole and term life, comprehensive major, hospital indemnity and accidental death and dismemberment.

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

InsPro Technologies also provides professional services to its clients, which include InsPro system implementation, legacy system migration to InsPro Enterprise, InsPro Enterprise application management, web development, InsPro Enterprise help desk and 24x7 hosting service support.

Competition

           The market for insurance policy administration systems and services is very competitive, rapidly evolving, highly fragmented and subject to technological change. Many of our competitors are more established than we are and have greater name recognition, a larger customer base and greater financial, technical and marketing resources than InsPro Technologies.

           InsPro Technologies is focused on the group voluntary (workplace) life and health products, senior health, disability, affinity, long term care and association segments of the insurance industry. InsPro Technologies competes with such concerns as Synnex Corporation (Genelco Software), Computer Sciences Corporation (FutureFirst), LifePro and Fiserv Inc. (ID3), as well as with such smaller enterprises as Management Data, Inc. To compete we use best practice technologies and methods incorporated into InsPro EnterpriseTM, which provides customers with a user-friendly, flexible, modular and cost-effective insurance administrative software system. InsPro Enterprise’s modular design, scalability and ASP hosting service option makes InsPro Enterprise a compelling insurance administrative system for clients ranging from small third party administrators to the largest insurance carriers.

Employees

As of December 31, 2014 we had 84 full time employees. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement. We believe that the relationship between our management and our employees is good.

Intellectual Property and Proprietary Rights

We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand.

Corporate Information

We were incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp., or Darwin-NV, an exploration stage company engaged in mineral exploration. On November 22, 2005, Darwin-NV merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation, or Darwin-DE, solely for the purpose of changing the company’s state of incorporation from Nevada to Delaware. On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin-DE, was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation engaged in direct marketing and distribution of health and life insurance and related products primarily over the Internet, and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc. Following this merger, Darwin-DE changed its name to Health Benefits Direct Corporation and, as a result, HBDC II, Inc. became our wholly-owned subsidiary. We formed HBDC Acquisition, LLC on September 6, 2007 in connection with our acquisition of Atiam Technologies, L.P. on October 1, 2007. HBDC Acquisition, LLC, which changed its name to InsPro Technologies, LLC on May 14, 2009, develops, sells and supports our InsPro EnterpriseTM software application. On November 29, 2010, Health Benefits Direct Corporation changed its name to InsPro Technologies Corporation.

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

2013:	High	Low
First quarter, ended March 31, 2013	$0.127	$0.040
Second quarter, ended June 30, 2013	$0.120	$0.049
Third quarter, ended September 30, 2013	$0.120	$0.050
Fourth quarter, ended December 31, 2013	$0.210	$0.030

2014:
First quarter, ended March 31, 2014	$0.130	$0.055
Second quarter, ended June 30, 2014	$0.490	$0.040
Third quarter, ended September 30, 2014	$0.099	$0.042
Fourth quarter, ended December 31, 2014	$0.065	$0.022

2015:
First quarter, ended March 31, 2015	$0.090	$0.040

Holders of Record

Based on information furnished by our transfer agent, as of March 31, 2015, we had approximately 109 holders of record of our common stock.

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

InsPro EnterpriseTM is a comprehensive, web-based insurance administration software application. InsPro Enterprise was introduced by Atiam Technologies L.P. (now our InsPro Technologies, LLC subsidiary) in 2004. InsPro Enterprise clients include insurance carriers and third party administrators. We market InsPro Enterprise as a licensed software application, and we realize revenue from the sale of the software licenses, application service provider fees, software maintenance fees and professional services.

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

Use of Estimates - Management’s Discussion and Analysis or Plan of Operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets such as intangible assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates in 2014 and 2013 include the allowance for doubtful accounts, stock-based compensation, the useful lives of property and equipment, warrant liability and revenue recognition. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

For the year ended December 31, 2014 (“2014”), we earned revenues of $18,670,138 compared to $14,802,268 for the year ended December 31, 2013 (“2013”), an increase of $3,867,870 or 26%. Revenues include the following:

	For the Year Ended December 31,
	2014	2013

Professional services	$10,002,240	$6,913,577
ASP revenue	4,847,940	3,901,450
Sales of software licenses	2,150,000	2,550,000
Maintenance revenue	1,649,730	1,434,241
Other revenue	20,228	3,000

Total	$18,670,138	$14,802,268

●
In 2014 our professional services revenue increased $3,088,663 or 45% as a result of higher implementation services. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

●
In 2014 our ASP revenue increased $946,490 or 24% as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

●
In 2014 we earned $2,150,000 of license fee revenue, which was the sum of a license fee recognized upon the completion of the implementation of additional insurance products for an existing client plus a license fee recognized for a recently implemented client. In 2013 we earned $2,550,000 of license fee revenue, which was a license fee recognized upon the completion of the implementation of InsPro Enterprise for three clients and the licensing of an additional module of InsPro Enterprise for an existing client.

●	In 2014 our maintenance revenue increased $215,489 or 15% as a result of increased fees from several clients’ recent implementations of InsPro Enterprise.

●	Other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties.

Cost of Revenues

Our cost of revenues for 2014 was $16,834,833 as compared to $11,626,838 for 2013 for an increase of $5,207,995 or 45% as compared to 2013. Cost of revenues consisted of the following:

	For the Year Ended December 31,
	2014	2013

Compensation, employee benefits and related taxes	$7,474,438	7,543,315
Professional fees	7,592,393	2,754,841
Depreciation	674,674	536,294
Rent, utilities, telephone and communications	452,836	420,499
Other cost of revenues	640,492	371,889
	$16,834,833	$11,626,838

●
In 2014 our compensation, employee benefits and related taxes component of cost of revenues decreased $68,877 or 1% as compared to 2013. Compensation, employee benefits and related taxes decreased primarily as a result of decreased executive employee staffing and lower employee benefit costs.

●
In 2014 our professional fees component of cost of revenues increased $4,837,552 or 176% as compared to 2013. Professional fees increased as a result of increased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro EnterpriseTM. In the third quarter 2014 the Company engaged a third party consulting firm to be a preferred system integrator for the Company for InsPro Enterprise, which contributed to the increase in cost.

●
In 2014 our depreciation component of cost of revenues increased $138,380 or 26% as compared to 2013. Depreciation expense increased as a result of recent computer equipment and software purchases, which were primarily related to recent clients’ implementations of InsPro Enterprise.

●
In 2014 our rent, utilities and communications component of cost of revenues increased $32,337 or 8% as compared to 2013. The increase as a result of an increased allocation of a portion of facilities costs to cost of revenues, which was the result of increased utilization of several outside consulting firms. As a result of allocating an increased portion of cost to cost of revenues the rent, utilities and communications component of general selling and administrative costs decreased as compared to 2013.

●
In 2014 our other cost of revenues component of cost of revenues increased $268,603 or 72% as compared to 2013. The increase was primarily the result of increased travel and lodging costs and to a lesser extent computer processing costs associated with the increase in the number of InsPro Technologies’ clients and prospective clients. Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $1,835,305 in 2014 as compared to a gross profit of $3,175,430 in 2013.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for 2014 were $7,268,272 as compared to $5,296,113 for 2013 for an increase of $1,972,159 or 37% as compared to 2013. Selling, marketing and administrative expenses consisted of the following:

	For the Year Ended December 31,
	2014	2013

Compensation, employee benefits and related taxes	$4,492,640	$2,713,072
Advertising and other marketing	321,409	394,172
Depreciation	166,067	160,808
Rent, utilities, telephone and communications	378,586	383,204
Professional fees	901,452	879,438
Other general and administrative	1,008,118	765,419
	$7,268,272	$5,296,113

●
In 2014 we incurred compensation, employee benefits and related taxes of $4,492,640 as compared to $2,713,072 in 2013, an increase of $1,779,568 or 66%. The increase is primarily the result of $1,694,400 of equity compensation expense to directors and increased staffing in the Company’s computer systems infrastructure area.

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

o
On May 22, 2014, the board of the Company authorized the grant of a warrant to purchase 30,000 shares of Series B Convertible Preferred Stock at an exercise price equal to $3.00 per share to either Mr. Alan Krigstein or to Independence Blue Cross (“IBC”) or its affiliate as designated by Mr. Krigstein subject to and effective on the date of Mr. Krigstein’s designation to the Company of the recipient of the warrant (“IBC Warrant”). On August 14, 2014, the Company received Mr. Krigstein’s written notice designating the warrant to be issued to Independence Blue Cross, LLC. The Company granted the Warrant to Independence Blue Cross effective August 14, 2014. The IBC Warrant is immediately exercisable, non transferrable and will expire on May 22, 2019. The Company estimated the fair value of the IBC Warrant to be $30,000 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 768%, risk-free interest rate: 0.06%, expected life in years: 4.8, and assumed dividend yield: 0%. As of September 30, 2014, the Company recorded $30,000 as compensation, employee benefits and related taxes.

13

●
In 2014 our professional fees increased as compared to 2013 primarily as a result of $218,780 royalty expense to an outside consulting firm partially offset by lower recruiting and sales consulting expenses. The Company and a consulting firm agreed that the consulting firm would reduce the fees that it charged the Company in 2013 for consideration of a royalty payment, which will be due if and when the Company executes up to three new InsPro EnterpriseTM license agreements with new clients to process annuity or universal life policies as part of their license agreement. The Company executed such a license agreement in the second quarter of 2014. The Company will incur royalty expense of $102,500 in the future upon the execution of each of the next two new InsPro Enterprise license agreements with clients processing annuity or universal life policies as part of their license agreements.

●	In 2014 our other expense increased as compared to 2013 primarily as a result of $125,146 of bad debt expense in 2014 and increased maintenance expense on computer hardware and software.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported an operating loss from continuing operations of $5,424,247 in 2014 as compared to $2,120,683 in 2013.

Other income (expenses)

The gain on the change of the fair value of the warrant liability in 2014 and in 2013 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at a price lower than the exercise price of these warrants. The gain or loss on the change of the fair value of the warrant liability is primarily attributable to the increase in the per share price of the Company’s common stock.

Interest expense is attributable to interest on the Company’s loan with Silicon Valley Bank, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages.

Income on discontinued operations

Results from discontinued operations were as follows:

	For the Year ended December 31,
	2014	2013
Revenues:
Commission and other revenue from carriers	$28,068	$64,823
Transition policy commission pursuant to the Agreement	238,547	351,239

	266,615	416,062

Operating expenses:
Other general and administrative	27,055	23,895

	27,055	23,895

Income from discontinued operations	$239,560	$392,167

For 2014 we earned revenues from discontinued operations of $266,615 as compared to $416,062 in the 2013, a decrease of $149,447 or 36%. Revenues decreased due to the declines in our discontinued telesales call center produced agency business.

As a result of the aforementioned factors, we reported income from discontinued operations of $239,560 or $0.01 gain from discontinued operations per share in 2014 as compared to $392,167 or $0.01 income from discontinued operations per share in 2013.

Net loss

As a result of the factors discussed above, we reported a net loss of $5,184,687 or $0.12 net loss per share in 2014, as compared to a net loss of $1,743,008 or $0.04 net loss per share in 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, we had a cash balance of $3,431,001 and negative working capital of $2,046,076.

Net cash provided by operations was $1,622,778 in 2014 as compared to $1,867,552 cash used in operations in 2013. Impacting our cash flow from operations was our net loss of $5,184,687 in 2014 as compared to our net loss of $1,743,008 in 2013 and:

●	Decreases in accounts receivable of $584,248 in 2014, which is primarily the result of increased collections from clients for 2014 and 2013 billings.

●
Increases in accounts payable of $3,664,877 in 2014, which is primarily the result of both increased current and past due balances owed to several outside IT consulting firms, which as a result of increased utilization of these firms.

●	Decreases in accrued liabilities of $83,445 in 2014, which is primarily the result of cash disbursement in 2014 of employee costs accrued in 2013.

●	Decreases in deferred revenue of $1,244,813 in 2014, which is primarily the result of license fee deposits, which were collected in 2013 and earned in 2014.

In addition to cash used in operating activities we incurred the following non-cash gain and expenses, which were included in our net loss, including:

●	Recorded depreciation and amortization expense of $840,741 and $697,102 in 2014 and 2013, respectively.

●	Recorded stock-based compensation and consulting expense of $1,777,803 and $93,834 in 2014 and 2013, respectively.

●	Recognized a gain on change in fair value of warrants liabilities of $51,440 in 2014 and $25,001 in 2013.

Net cash used by investing activities in 2014 was $576,274 as compared to $234,961 in 2013. The increase is primarily the result of the payments for additional computer hardware and software acquired as a result of increased activity of existing and new clients utilizing the Company’s hosting service for InsPro EnterpriseTM and to a lesser extent increased staffing. The aforementioned amounts exclude capital leased computer hardware and software.

Net cash used by financing activities in 2014 was $185,039 as compared to $1,324,360 of cash provided by financing activities in 2013.

●
Effective with the March 14, 2013 expiration of the subscription rights pertaining to the Company’s rights offering holders, of subscription rights exercised an aggregate of 100 basic subscription rights and 50 over subscription rights for a total 150 subscription units. The Company received $36,000 in gross proceeds as a result of the exercise of subscription units. As a result of the exercise of 150 subscription units the Company issued effective on March 14, 2013 an aggregate of 12,000 shares of the Company’s Series B Convertible Preferred Stock and five-year warrants to purchase an aggregate of 120,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

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

Revolving Facility with Silicon Valley Bank (“SVB”)

On October 3, 2012, the Company together with InsPro Technologies and Atiam Technologies L.P. (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). On December 2, 2014, the Borrowers entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with SVB.

The Loan Agreement established a revolving credit facility for the Borrowers in the principal amount of up to $2,000,000. The Amended and Restated Loan Agreement increased the maximum amount of the Facility from $2,000,000 to $4,000,000 outstanding at any time (the “Revolving Facility”).

Availability under the facility under the Loan Agreement was tied to a borrowing base formula that was based on 80% of the Borrowers’ eligible accounts receivable, plus 20% of the aggregate unrestricted cash balance held at SVB (the “Borrowing Base”).

Under the Amended and Restated Loan Agreement the Revolving Facility is based in part on the Borrowers’ adjusted quick ratio. The adjusted quick ratio is the ratio of (x) the Borrowers’ consolidated, unrestricted cash maintained with SVB plus net unbilled accounts receivable to (y) the Borrowers’ liabilities to SVB plus, without duplication, the aggregate amount of the Borrowers’ liabilities that mature within 1 year (excluding subordinated debt), minus the current portion of deferred revenue. If the Borrowers’ adjusted quick ratio is less than 1.25:1 then the maximum amount available to borrow is based on 80% of the sum of specific, individual client accounts receivable invoices. If the Borrowers’ adjusted quick ratio equals or exceeds 1.25:1 then the maximum amount that maybe borrowed equals 80% of the Borrowers’ accounts receivable balance in aggregate subject to the eligibility criteria and reductions set forth in the Amended and Restated Loan Agreement.

Advances under the Revolving Facility may be repaid and reborrowed in accordance with the Amended and Restated Loan Agreement. Pursuant to the Amended and Restated Loan Agreement, the Borrowers agreed to pay to SVB the outstanding principal amount of all advances (the “Advances”), the unpaid interest thereon, and all other obligations incurred with respect to the Amended and Restated Loan Agreement on November 30, 2016. The Amended and Restated Loan Agreement also amended the interest that will accrue on the unpaid principal balance of the Advances from a floating per annum rate equal to 1.00% above the prime rate to a per annum rate equal to 1.50% above the prime rate. The Borrowers paid SVB a $20,000 facility fee in 2014 in connection with the execution of the Amended and Restated Loan Agreement.

In connection with the Amended and Restated Loan Agreement, and in addition to certain other covenants, the Borrowers must maintain at all times adjusted EBITDA, measured cumulatively from and after April 1, 2014, of at least $250,000 as of and for the periods ending December 31, 2014, $1,500,000 as of and for the period ending March 31, 2015 and $2,000,000 as of and for the period ending June 30, 2015. The Borrowers must also maintain an adjusted EBITDA for each calendar quarter of $1,000,000 for the calendar quarter ending September 30, 2015 and for each calendar quarter thereafter. Adjusted EBITDA is earning before interest, taxes, depreciation and amortization minus unfinanced capital expenditures.

Subject to certain exceptions, the Amended and Restated Loan Agreement contains covenants prohibiting the Borrowers from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; (g) paying any dividends; and (h) making payments on subordinated debt.

The Borrowers’ obligations under the Amended and Restated Loan Agreement are secured by a first priority perfected security interest in substantially all of the assets of the Borrowers, excluding the intellectual property of the Borrowers. The Amended and Restated Loan Agreement contains a negative covenant prohibiting the Borrowers from granting a security interest in their intellectual property to any party.

As of December 31, 2014, the Company was not in compliance with the Amended and Restated Loan Agreement. As of December 31, 2014, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base was $1,524,402. As of December 31, 2014 the adjusted quick ratio under the Revolving Facility was 0.96:1.00. As of December 31, 2014, the Borrowers’ adjusted EBITDA for the 9 months ended December 31, 2014, was ($3,139,735).

Loan from Co-Investment Fund II, LP.

On January 30, 2015, the Company and InsPro Technologies issued a Secured Convertible Promissory Note (“Note”) to The Co-Investment Fund II, L.P., a holder of more than 5% of our common stock on an as converted basis (“Co-Investment”), pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Company, InsPro Technologies and Co-Investment entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Company and InsPro Technologies, which is secured by all assets of the Company and InsPro Technologies other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (“Collateral”). Pursuant to the Secured Convertible Promissory Note (“Note”), interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest will be paid on or before June 30, 2016. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000. In the event that the Company consummates a consolidation, merger of reorganization in which the stockholders of the Company do not hold at least a majority of the voting power of the surviving entity in substantially the same proportion immediately after such consolidation, merger or reorganization, or the Company consummates a transaction or series of related transaction in which in excess of fifty percent of the voting power is transferred, then upon notice to Co-Investment the Company shall repay the entire outstanding principal balance and all unpaid accrued interest under the Note upon the closing of such transaction. The Company and InsPro Technologies may prepay the Note at any time in whole or in part without payment of penalty or unearned interest.

Pursuant to the Security Agreement, the Company shall not, without the Co-Investment’s prior consent, sell, lease or otherwise dispose of any equipment or fixtures constituting Collateral. In addition, the Company and InsPro Technologies will furnish Co-Investment with such information and documents regarding the Collateral and their financial condition, business, assets and liabilities as is reasonably requested by Co-Investment.

In connection with the Financing Agreements, Co-Investment entered into a Subordination Agreement (“Subordination Agreement”) with SVB, the terms of such agreement were approved by the Company, InsPro Technologies and Atiam Technologies L. P. Pursuant to the Subordination Agreement, Co-Investment agreed, among other things, that all obligations under the Amended and Restated Loan Agreement and any other obligations to SVB would be senior to the outstanding indebtedness under the Financing Agreements.

On March 17, 2015, the Company received a loan from Edmond Walters, a current director of the Company, in the amount of $500,000 (the “Loan From Mr. Walters”). The Loan From Mr. Walters was a pre-payment by Mr. Walters in connection with any future issuance of equity securities of the Company, and is convertible into equity securities of the Company in connection with any such future issuance of equity securities as agreed to by the Company and Mr. Walters. The Loan From Mr. Walters is refundable to Mr. Walters on demand, without interest, if the Company does not consummate an equity financing within a time period to be determined by the Company and Mr. Walters.

On March 27, 2015, the Company and InsPro Technologies issued a second Secured Convertible Promissory Note (“The Second Note”) to Co-Investment pursuant to a second Secured Convertible Promissory Note Purchase Agreement (the “Second Note Purchase Agreement”). The terms of the Second Note are essentially identical to the terms of the Note and the terms of the Second Note Purchase Agreement are essentially identical to the terms of the Note Purchase Agreement. Co-Investment provided a second loan in the amount of $1,000,000 to the Company and InsPro Technologies.

Liquidity and Other Considerations

During the year ended December 31, 2014, $1,622,778 of cash was provided from operations, $576,274 of cash was used to fund investing activities and $185,039 of cash was used to fund financing activities, which resulted in a net increase in cash of $861,465. Cash provided from operations during 2014 was in part the result of an approximate $3.6 million increase in accounts payable. As of December 31, 2014, the Company's shareholder deficit was $1,253,749 and approximately $2.5 million of the Company's $4,834,128 accounts payable balance was beyond 30 days old and past due. Also as of December 31, 2014, the Company was not in compliance with the Amended and Restated Loan Agreement with SVB and there can be no assurance that SVB will not require the Company to repay the $525,000 balance of the Revolving Facility.

On January 30, 2015, Co-Investment provided a loan to the Company in the amount of $1,000,000. On March 27, 2015, Co-Investment provided a second loan to the Company in the amount of $1,000,000. The Company is in the process of negotiating a private placement, which will result in the issuance of the Company's equity securities with terms similar to those of the Private Placement that occurred in 2013. Co-Investment has the right to convert the $2,000,000 loan balances into the equity securities issued by the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the loan balances.

Our liquidity needs for the next twelve months and beyond are principally for the funding of our operations, the purchase of property and equipment and the potential repayment of the balance of the Revolving Facility. Barring unforeseen circumstances, we anticipate being able to fund the Company's liquidity needs for the next twelve months with cash and cash equivalents balances as of December 31, 2014 combined with the loan proceeds from the two loans from Co-Investment and the proceeds from the issuance of equity securities from other investors. We believe that offerings of equity or debt securities are possible to fund expenditures for the next twelve months and beyond although such offerings may not be available to us on acceptable terms and are dependent on market conditions at such time.

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

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page Number

INSPRO TECHNOLOGIES CORPORATION

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2014 and December 31, 2013	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2014 and December 31, 2013	F-3
Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the Years Ended December 31, 2014 and December 31, 2013	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and December 31, 2013	F-5
Notes to Consolidated Financial Statements	F-6 to F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
InsPro Technologies Corporation
Radnor, Pennsylvania

We have audited the accompanying consolidated balance sheets of InsPro Technologies Corporation and Subsidiaries as of December 31, 2014 and 2013, the related consolidated statements of operations, changes in shareholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InsPro Technologies Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida
March 30, 2015

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash	$3,431,001	$2,569,536
Accounts receivable, net	2,244,812	1,660,564
Prepaid expenses	321,228	200,985
Other current assets	2,796	2,564
Assets of discontinued operations	19,783	31,540

Total current assets	6,019,620	4,465,189

Property and equipment, net	1,104,441	959,902
Other assets	50,000	60,000

Total assets	$7,174,061	$5,485,091

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$549,329	$550,761
Accounts payable	4,834,128	1,169,251
Accrued expenses	373,310	456,753
Current portion of capital lease obligations	182,388	57,932
Due to related parties	-	10,000
Deferred revenue	2,251,688	1,006,875

Total current liabilities	8,190,843	3,251,572

LONG TERM LIABILITIES:
Warrant liability	5,760	607,199
Capital lease obligations	231,207	23,184

Total long term liabilities	236,967	630,383

Total liabilities	8,427,810	3,881,955

SHAREHOLDERS’ (DEFICIT) EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 3,809,378 shares issued and outstanding (liquidation value $11,428,134)	7,709,919	7,709,919
Common stock ($.001 par value; 400,000,000 and 300,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	45,738,974	43,411,172
Accumulated deficit	(57,608,289)	(52,423,602)

Total shareholders’ (deficit) equity	(1,253,749)	1,603,136

Total liabilities and shareholders’ (deficit) equity	$7,174,061	$5,485,091

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2014	2013

Revenues	$18,670,138	$14,802,268

Cost of revenues	16,834,833	11,626,838
Gross profit	1,835,305	3,175,430

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	4,492,640	2,713,072
Advertising and other marketing	321,409	394,172
Depreciation	166,067	160,808
Rent, utilities, telephone and communications	378,586	383,204
Professional fees	901,452	879,438
Other general and administrative	1,008,118	765,419

Total selling, general and administrative expenses	7,268,272	5,296,113

Operating loss from continuing operations	(5,432,967)	(2,120,683)

Other income (expense):
Gain on the change of the fair value of warrant liability	51,440	25,001
Interest expense	(42,720)	(39,493)

Total other income (expense)	8,720	(14,492)

Loss from continuing operations	(5,424,247)	(2,135,175)

Income from discontinued operations	239,560	392,167

Net loss	$(5,184,687)	$(1,743,008)

Net income (loss) per common share - basic and diluted:
Loss from operations	$(0.13)	$(0.05)
Gain from discontinued operations	0.01	0.01
Net loss per common share	$(0.12)	$(0.04)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Series A Preferred Stock, $.001 Par Value		Series B Preferred Stock, $.001 Par Value		Common Stock, $.001 Par Value
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity

Balance - December 31, 2012	1,276,750	$2,864,104	3,297,378	$6,617,812	41,543,655	$41,543	$43,317,338	$(50,680,594)	$2,160,203

Amortization of deferred compensation							93,834		93,834

Net loss for the period								(1,743,008)	(1,743,008)

Preferred stock and warrants issued in rights offering			12,000				7200		7,200
Record fair value of warrant liability pertaining to the warrants issued in rights offering							(7,200)		(7,200)

Preferred stock and warrants issued in private placement			500,000	1,092,107			400,000		1,492,107

Record fair value of warrant liability pertaining to the warrants issued in private placement							(400,000)		(400,000)

Balance - December 31, 2013	1,276,750	2,864,104	3,809,378	7,709,919	41,543,655	41,543	43,411,172	(52,423,602)	1,603,136

Amortization of deferred compensation							83,403		83,403

Net loss for the period								(5,184,687)	(5,184,687)

Fair value of warrant liability whose anti-dilution provisions expired during the period							549,999		549,999

Warrants issued to directors and stockholders as compensation							1,694,400		1,694,400
Balance - December 31, 2014	1,276,750	$2,864,104	3,809,378	$7,709,919	41,543,655	$41,543	$45,738,974	$(57,608,289)	$(1,253,749)

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(5,184,687)	$(1,743,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	840,741	697,102
Stock-based compensation	1,777,803	93,834
(Gain) on change of fair value of warrant liability	(51,440)	(25,001)
Changes in assets and liabilities:
Accounts receivable	(584,248)	45,850
Prepaid expenses	(13,163)	145,214
Other current assets	(232)	(841)
Other assets	10,000	10,000
Accounts payable	3,664,877	(392,152)
Accrued expenses	(83,443)	(66,571)
Due to related parties	(10,000)	10,000
Deferred revenue	1,244,813	(673,958)
Assets of discontinued operations	11,757	31,979

Net cash provided (used) in operating activities	1,622,778	(1,867,552)

Cash Flows From Investing Activities:
Purchase of property and equipment	(576,274)	(234,961)

Net cash used in investing activities	(576,274)	(234,961)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock and warrants	-	1,536,000
Fees paid in connection with sale of preferred stock and warrants	-	(36,693)
Payments on notes payable	(108,512)	(110,704)
Payments on capital leases	(76,527)	(64,243)

Net cash (used) provided in financing activities	(185,039)	1,324,360

Net increase (decrease) in cash	861,465	(778,153)

Cash - beginning of the period	2,569,536	3,347,689

Cash - end of the period	$3,431,001	$2,569,536

Supplemental Disclosures of Cash Flow Information Cash payments for interest	$42,512	$37,572
Non cash financing activities:
Accrued interest on loan payable	$207	$1,921
Fair value of warrant liability whose anti-dilution provisions expired during the period	$549,999	$-

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

InsPro Technologies Corporation (the “Company”, “ITCC”, “we”, “us” or “our”) is a technology company that provides software applications for use by insurance administrators in the insurance industry. Our business focuses primarily on our InsPro EnterpriseTM software application, which was introduced in 2004.

The Company offers InsPro Enterprise on both a licensed and an ASP (Application Service Provider) basis. InsPro Enterprise is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business. InsPro Technologies’ clients include insurance carriers and third party administrators. InsPro LLC realizes revenue from the sale of software licenses, application service provider fees, hosting fees, software maintenance fees and consulting and implementation services.

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2014 and 2013 include the warrant liability, allowance for doubtful accounts, valuation allowance on deferred tax asset, stock-based compensation, the useful lives and valuation of property and equipment and intangible assets, and deferred revenue.

Cash and cash equivalents

The Company had no cash equilavents during the two years ended December 31, 2014. The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2014 and 2013, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $125,146 and $0, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and due to related parties approximated fair value as of December 31, 2014, and December 31, 2013, because of the relatively short-term maturity of these instruments and their market interest rates.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures. See Note - 12 Fair Value Measurements.

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

The Company follows the provisions of ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2014, the tax years ended December 31, 2013, 2012 and 2011 are still subject to audit.

Income (loss) per common share

Basic earnings per share is computed by dividing income (loss) from continuing operations by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the adjusted net loss from operations for diluted earnings per share by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The effects of common stock equivalents and potentially dilutive securities outstanding during 2014 and 2013 are excluded from the calculation of diluted loss per common share because it is anti-dilutive.

 The Company’s common stock equivalents include the following:

	December 31,	December 31,
	2014	2013

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	76,187,560	76,187,560
Options to purchase common stock issued and outstanding	6,725,000	5,900,000
Warrants to purchase common stock issued and outstanding	45,473,780	72,140,447
Warrants to purchase series A convertible preferred stock, issued and outstanding	6,000,000	6,000,000
Warrants to purchase series B convertible preferred stock, issued and outstanding	23,400,000	-
	183,321,340	185,763,007

Revenue recognition

InsPro Technologies offers InsPro EnterpriseTM on both a licensed and an ASP basis. An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by InsPro Technologies. Alternatively, ASP hosting service enables a client to lease the InsPro Enterprise software, paying only for that capacity required to support their business. ASP and hosting clients access InsPro Enterprise installed on InsPro Technologies owned servers located at InsPro Technologies’ offices or at a third party’s site.

InsPro Technologies’ software maintenance fees apply to both licensed and ASP clients. Maintenance fees cover periodic updates to the application and the InsPro Enterprise help desk.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

InsPro Technologies’ consulting and implementation services are generally associated with the implementation of InsPro Enterprise for either an ASP or licensed client, and cover such activity as InsPro Enterprise installation, configuration, modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation. Professional services revenue also consists of post implementation activities for clients pertaining to their InsPro Enterprise installation.

InsPro Technologies’ revenue is generally recognized under Accounting Standards Codification 985-605, Software Revenue Recognition. For software arrangements involving multiple elements, which are the sale of software licenses, professional services, ASP services and maintenance services, the Company allocates revenue to each element based on the specific objective evidence of selling price of each deliverable, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectability is probable. Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term. Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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
December 31, 2014 and 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro Enterprise design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs. For the years ended December 31, 2014 and 2013, cost of revenues consisted of the following:

	For the Year Ended December 31,
	2014	2013

Compensation, employee benefits and related taxes	$7,474,438	7,543,315
Professional fees	7,592,393	2,754,841
Depreciation	674,674	536,294
Rent, utilities, telephone and communications	452,836	420,499
Other cost of revenues	640,492	371,889
	$16,834,833	$11,626,838

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred. For the years ended December 31, 2014 and 2013, advertising and other marketing was $321,409 and $394,172, respectively.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2014, the Company had $3,431,001 of cash in United States bank deposits, of which $500,043 was federally insured and $2,930,958 was not federally insured.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s InsPro EnterpriseTM clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	December 31, 2014	December 31, 2013
	2014	2013

Client #1	16%	27%
Client #2	14%	18%
Client #3	13%	13%
Client #4	12%	10%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table lists the percentage of the Company’s revenue earned from the Company’s InsPro Enterprise clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the Year Ended December 31,
	2014	2013

Client #1	22%	27%
Client #2	13%	13%
Client #3	12%	10%
Client #4	11%	-

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

NOTE 2 – DISCONTINUED OPERATIONS

The Company has classified its former telesales call center and external agent produced agency business as discontinued operations. During the first quarter of 2009, the Company ceased the direct marketing and sale of health and life insurance and related products to individuals and families in its Telesales call center. The Company also determined to discontinue selling health and life insurance and related products to individuals and families through its non employee agents. On February 20, 2009, the Company entered into and completed the sale of the agency business to an unaffiliated third party, pursuant to the terms of a client transition agreement.

 INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 2 – DISCONTINUED OPERATIONS (continued)

Revenue Recognition for Discontinued Operations

Our discontinued operations generate revenue primarily from transition policy commissions pursuant to the client transition agreement, renewal commissions paid to the Company by insurance companies based upon the insurance policies sold to consumers by the Company’s Telesales call center.

We recognize commissions and other revenue from carriers after we receive notice that the insurance carrier has received payment of the related premium. The Company recognizes as revenue commission payments received in connection with the client transition agreement upon the Company’s notification of such amounts.

The financial position of discontinued operations was as follows:

	December 31, 2014	December 31, 2013

Accounts receivable	$19,783	$31,540
Net current assets of discontinued operations	$19,783	$31,540

The results of discontinued operations do not include any allocated or common overhead expenses. The results of operations of discontinued operations were as follows:

	For the Year ended December 31,
	2014	2013
Revenues:
Commission and other revenue from carriers	$28,068	$64,823
Transition policy commission pursuant to the Agreement	238,547	351,239

	266,615	416,062

Operating expenses:
Other general and administrative	27,055	23,895

	27,055	23,895

Income from discontinued operations	$239,560	$392,167

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	December 31, 2014	December 31, 2013
Computer equipment and software	3	$3,927,491	$2,952,868
Office equipment	4.6	148,381	237,629
Office furniture and fixtures	6.7	189,857	89,951
Leasehold improvements	5.4	94,620	94,620
		4,360,349	3,375,068

Less accumulated depreciation		(3,255,908)	(2,415,166)

		$1,104,441	$959,902

The following table discloses depreciation expense as reported in the statement of operations.

	For the Year Ended December 31,
	2014	2013

Depreciation included in cost of revenues	$674,674	$536,294
Depreciation included in selling, general and administrative	166,067	160,808
Total depreciation	$840,741	$697,102

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2014	At December 31, 2013

Notes payable for insurance premium financing	$24,329	$25,761
Loan from Silicon Valley Bank	525,000	525,000

	$549,329	$550,761

On October 3, 2012, the Company together with InsPro Technologies and Atiam technologies L. P. (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). On December 2, 2014, the Borrowers entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with SVB.

The Loan Agreement established a revolving credit facility for the Borrowers in the principal amount of up to $2,000,000. The Amended and Restated Loan Agreement increased the maximum amount of the Facility from $2,000,000 to $4,000,000 outstanding at any time (the “Revolving Facility”).

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 4 – NOTES PAYABLE (continued)

Availability under the facility under the Loan Agreement was tied to a borrowing base formula that was based on 80% of the Borrowers’ eligible accounts receivable, plus 20% of the aggregate unrestricted cash balance held at SVB (the “Borrowing Base”).

Under the Amended and Restated Loan Agreement the Revolving Facility is based in part on the Borrowers’ adjusted quick ratio. The adjusted quick ratio is the ratio of (x) the Borrowers’ consolidated, unrestricted cash maintained with SVB plus net unbilled accounts receivable to (y) the Borrowers’ liabilities to SVB plus, without duplication, the aggregate amount of the Borrowers’ liabilities that mature within 1 year (excluding subordinated debt), minus the current portion of deferred revenue. If the Borrowers’ adjusted quick ratio is less than 1.25:1 then the maximum amount available to borrow is based on 80% of the sum of specific, individual client accounts receivable invoices. If the Borrowers’ adjusted quick ratio equals or exceeds 1.25:1 then the maximum amount that maybe borrowed equals 80% of the Borrowers’ accounts receivable balance in aggregate subject to the eligibility criteria and reductions set forth in the Amended and Restated Loan Agreement.

Advances under the Revolving Facility may be repaid and reborrowed in accordance with the Amended and Restated Loan Agreement. Pursuant to the Amended and Restated Loan Agreement, the Borrowers agreed to pay to SVB the outstanding principal amount of all advances (the “Advances”), the unpaid interest thereon, and all other obligations incurred with respect to the Amended and Restated Loan Agreement on November 30, 2016. The Amended and Restated Loan Agreement also amended the interest that will accrue on the unpaid principal balance of the Advances from a floating per annum rate equal to 1.00% above the prime rate to a per annum rate equal to 1.50% above the prime rate. The Borrowers paid SVB a $20,000 facility fee in 2014 in connection with the execution of the Amended and Restated Loan Agreement.

In connection with the Amended and Restated Loan Agreement, and in addition to certain other covenants, the Borrowers must maintain at all times adjusted EBITDA, measured cumulatively from and after April 1, 2014, of at least $250,000 as of and for the periods ending December 31, 2014, $1,500,000 as of and for the period ending March 31, 2015 and $2,000,000 as of and for the period ending June 30, 2015. The Borrowers must also maintain an adjusted EBITDA for each calendar quarter of $1,000,000 for the calendar quarter ending September 30, 2015 and for each calendar quarter thereafter. Adjusted EBITDA is earning before interest, taxes, depreciation and amortization minus unfinanced capital expenditures.

Subject to certain exceptions, the Amended and Restated Loan Agreement contains covenants prohibiting the Borrowers from, among other things: (a) conveying, selling, leasing, transferring or otherwise disposing of their properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto; (d) entering into any merger or consolidation, or acquiring all or substantially all of the capital stock or property of another entity; (e) becoming liable for any indebtedness; (f) allowing any lien or encumbrance on any of their property; (g) paying any dividends; and (h) making payments on subordinated debt.

The Borrowers’ obligations under the Amended and Restated Loan Agreement are secured by a first priority perfected security interest in substantially all of the assets of the Borrowers, excluding the intellectual property of the Borrowers. The Amended and Restated Loan Agreement contains a negative covenant prohibiting the Borrowers from granting a security interest in their intellectual property to any party.

As of December 31, 2014, the Company was not in compliance with the Amended and Restated Loan Agreement. As of December 31, 2014, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base was $1,524,402. As of December 31, 2014 the Borrowers’ adjusted quick ratio under the Revolving Facility was 0.96:1.00. As of December 31, 2014, adjusted EBITDA for the year ended December 31, 2014, was ($3,139,735).

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 5 – RELATED PARTY TRANSACTIONS

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

See Note 12 - Subsequent Events – Loan from Co-Investment Fund II, LP.

NOTE 6 – SHAREHOLDERS’ (DEFICIT) EQUITY

Common Stock

As of December 31, 2014 and 2013, the Company was authorized to issue 400,000,000 and 300,000,000 shares of common stock, respectively, with a par value of $0.001 per share (“Common Stock”). As of December 31, 2014 and 2013, the Company had 41,543,655 shares of its Common Stock issued and outstanding. The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	December 31, 2014	December 31, 2013

Exercise of options issued and outstanding to purchase common stock	6,725,000	5,900,000
Issuance of common shares available under the 2010 Equity Compensation Plan	22,271,980	23,096,980
Exercise of warrants issued and outstanding to purchase common stock	45,473,780	72,140,447
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	6,000,000	6,000,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	76,187,560	76,187,560
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	23,400,000	0

Total common stock reserved for issuance	205,593,320	208,859,987

The above table includes common stock reserved for non exercisable stock options and common stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 6 – SHAREHOLDERS’ (DEFICIT) EQUITY (continued)

Series A Convertible Preferred Stock

As of December 31, 2014 and 2013, the Company was authorized to issue 3,437,500 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”). As of December 31, 2014 and 2013, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding. As of December 31, 2014 and 2013, the Company has reserved 300,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

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

Series B Convertible Preferred Stock

As of December 31, 2014 and 2013, the Company was authorized to issue 5,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 per share (“Series B Preferred Stock”). As of December 31, 2014 and 2013, the Company had 3,809,378 of its Series B Preferred Stock issued and outstanding.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 6 – SHAREHOLDERS’ (DEFICIT) EQUITY (continued)

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s common and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each share of Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price or $11,428,137 as of December 31, 2014 and 2013, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of common and preferred stock on an as-converted basis. Each share of Series B Preferred Stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock. For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price in aggregate for all issued and outstanding Series B Preferred Stock.

2013

On February 8, 2013, the Company filed a registration statement for a rights offering on Form S-1, which the Securities and Exchange Commission (the “Commission”) declared effective on February 12, 2013, to distribute to stockholders at no charge, one non-transferable subscription right for each 12,756 shares of our Common Stock and 638 shares of our preferred stock owned as of January 31, 2013, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on stockholders’ behalf, as a beneficial owner of such shares. If the rights offering was fully subscribed the gross proceeds from the rights offering would have been $2.5 million. This rights offering was designed to give all of the holders of the Company’s capital stock the opportunity to participate in an equity investment in the Company on the same economic terms as the Company’s 2012 private placement.

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
December 31, 2014 and 2013

NOTE 6 – SHAREHOLDERS’ (DEFICIT) EQUITY (continued)

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
December 31, 2014 and 2013

NOTE 6 – SHAREHOLDERS’ (DEFICIT) EQUITY (continued)

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

Stock Options

2013

During 2013, options to purchase 680,000 shares of the Company’s Common Stock, which were previously granted to former employees of the Company, expired in accordance with the terms of such options.

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

2014

During 2014, options to purchase 2,775,000 shares of the Company’s Common Stock, which were previously granted to current and former employees of the Company, expired in accordance with the terms of such options.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 6 – SHAREHOLDERS’ (DEFICIT) EQUITY (continued)

On November 14, 2014, the Company granted to an executive of the Company an option to purchase a total of 1,800,000 shares of the Company’s Common Stock, which vests as follows: 300,000 shares of Common Stock on November 14, 2014, 300,000 shares of Common Stock on November 14, 2015, 600,000 shares of Common Stock on November 14, 2016, and 600,000 shares of Common Stock on November 14, 2017. This option has a five year term and an exercise price of $0.10 per share, which exceeded the closing price of one share of the Company’s Common Stock as quoted on the OTCBB on November 14, 2014. The fair value of the option granted was estimated on the date of the grant to be $117,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 789%, risk-free interest rate: 0.07%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%.

The Company recorded compensation expense pertaining to employee stock options in salaries, commission and related taxes of $83,403 and $93,834 for the years ended December 31, 2014 and 2013, respectively.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $162,503 as of December 31, 2014, which will be recognized over a weighted average 2.8 years in the future.

As of December 31, 2014, there were 30,000,000 shares of our common stock authorized to be issued under the 2010 Equity Compensation Plan, of which 22,271,980 shares of our common stock remain available for future stock option grants.

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2014 and 2013 are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2012	6,180,000	$0.48	$0.34	1.99	$-

For the year ended December 31, 2013
Granted	400,000	0.10	0.10
Exercised	-	-	-
Expired	(680,000)	0.04	0.04

Outstanding at December 31, 2013	5,900,000	$0.51	$0.36	2.33	$-

For the year ended December 31, 2014
Granted	3,600,000	0.10	0.04
Exercised	-	-	-
Expired	(2,775,000)	0.10	0.10

Outstanding at December 31, 2014	6,725,000	$0.46	$0.30	1.66	$-

Outstanding and exercisable at December 31, 2014	3,612,500	$0.75	$0.51	1.07	$-

(1)	The aggregate intrinsic value is based on the $0.048 closing price as of December 31, 2014 for the Company’s Common Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 6 – SHAREHOLDERS’ (DEFICIT) EQUITY (continued)

The following information applies to options outstanding at December 31, 2014:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.065	250,000	0.5	$0.065	250,000	$0.065
0.100	3,750,000	2.4	0.100	637,500	0.100
0.111	1,500,000	0.6	0.111	1,500,000	0.111
1.000	750,000	0.9	1.000	750,000	1.000
3.500	75,000	1.3	3.500	75,000	3.500
$3.600	400,000	1.3	$3.600	400,000	$3.600
	6,725,000			3,612,500

Common Stock Warrants

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

The September 2013 Warrants provide that the holders thereof shall have the right at any time prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a call event (as defined below in the Purchase Agreement) and (ii) November 20, 2017, to acquire up to a total of 5,000,000 shares of Common Stock of the Company upon the payment of $0.15 per Share (the “Exercise Price”). The Company also has the right, at any point after which the volume weighted average trading price per share of the Series B Preferred Stock for a minimum of 20 consecutive trading days is equal to at least eight times the Exercise Price per share, provided that certain other conditions have been satisfied, to call the outstanding September 2013 Warrants, in which case such September 2013 Warrants will expire if not exercised within ten business days thereafter. The September 2013 Warrants also include full ratchet anti-dilution adjustment provisions for issuances of securities below $0.15 per share of Common Stock until November 20, 2014, subject to customary exceptions. The Company determined the September 2013 Warrants did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock. See Note 12 – Fair Value Measurements – Warrant Liability.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 6 – SHAREHOLDERS’ (DEFICIT) EQUITY (continued)

A summary of the status of the Company’s outstanding stock warrants as of and for the years ended December 31, 2014 and 2013 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2012	92,020,447	$0.17

For the year ended December 31, 2013
Granted	5,120,000	0.15
Exercised	-	-
Expired	(25,000,000)	0.20
Outstanding and exercisable at December 31, 2013	72,140,447	$0.15

For the year ended December 31, 2014
Granted	-	-
Exercised	-	-
Expired	(26,666,667)	0.15
Outstanding and exercisable at December 31, 2014	45,473,780	$0.15

The following information applies to warrants outstanding at December 31, 2014:

Warrant Issue Date	Warrant Exercise Price	Warrant Expiration Date	Weighted Average Remaining Life	Anti-dilution Provision Expiration Date	Outstanding Common Stock Warrants

3/26/2010	$0.15	3/26/2015	0.2	expired	7,380,000
9/30/2010	0.15	9/30/2015	0.7	expired	18,000,010
11/29/2010	0.15	11/29/2015	0.9	expired	2,000,000
12/22/2010	0.15	12/22/2015	1.0	expired	7,973,780
11/20/2012	0.15	11/20/2017	2.9	expired	4,999,990
3/14/2013	0.15	3/14/2018	3.2	3/14/2015	120,000
9/12/2013	$0.15	11/20/2017	2.9	expired	5,000,000

					45,473,780

Outstanding warrants at December 31, 2014, have a weighted average remaining contractual life of 1.2 years.

The Company determined the warrants issued during 2010, 2011, 2012 and 2013 did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock as prescribed by ASC 815. See Note 11 Fair Value Measurements – Warrant Liability.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 6 – SHAREHOLDERS’ (DEFICIT) EQUITY (continued)

Series A Preferred Stock warrants

Outstanding preferred stock warrants to purchase the Company’s Series A Preferred Stock at December 31, 2014, have a remaining contractual life of 1.2 years. A summary of the status of the Company’s outstanding Series A Preferred Stock warrants as of and for the year ended December 31, 2014 are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2012	300,000	$4.00

For the year ended December 31, 2013
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2013	300,000	$4.00

For the year ended December 31, 2014
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2014	300,000	$4.00

Series B Preferred Stock Warrants

On May 22, 2014, the board of directors of the Company granted warrants to purchase 1,140,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share (the “Series B Warrants”) to the directors of the Company. Messrs. Adamsky and Caldwell assigned their warrants to The Co-Investment Fund. The Series B Warrants are immediately exercisable, non transferrable and expire on May 22, 2019.

The Company estimated the fair value of the Series B Warrants to be $1,664,400 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 769%, risk-free interest rate: 0.05%, expected life in years: 5, and assumed dividend yield: 0%. As of December 31, 2014, the Company recorded $1,664,400 as compensation, employee benefits and related taxes.

On May 22, 2014, the board of directors of the Company authorized the grant of a warrant to purchase 30,000 shares of the Company’s Series B Convertible Preferred Stock, with a par value of $0.001 per share, at an exercise price equal to $3.00 per share (the “IBC Warrant”) to either Mr. Alan Krigstein or to Independence Blue Cross (“IBC”) or its affiliate as designated by Mr. Krigstein subject to and effective on the date of Mr. Krigstein’s designation to the Company of the recipient of such warrant. Mr. Alan Krigstein, the executive vice president and chief financial officer of Independence Hospital Indemnity Plan, Inc. (formerly named Independence Blue Cross) and Independence Blue Cross, LLC (“IBC, LLC”), was subsequently elected as a director of the Company effective June 3, 2014. On August 14, 2014, the Company received Mr. Krigstein’s written notice designating the IBC Warrant to be issued to IBC, LLC. The Company granted the Warrant to IBC, LLC effective August 14, 2014. The IBC Warrant is immediately exercisable, non transferrable and will expire on May 22, 2019.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 6 – SHAREHOLDERS’ (DEFICIT) EQUITY (continued)

The Company estimated the fair value of the IBC Warrant to be $30,000 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 768%, risk-free interest rate: 0.06%, expected life in years: 4.8, and assumed dividend yield: 0%. As of December 31, 2014, the Company recorded $30,000 as compensation, employee benefits and related taxes.

Outstanding Series B Warrants at December 31, 2014, have a remaining contractual life of 4.4 years. A summary of the status of the Company’s outstanding Series B Warrants as of and for the period ended December 31, 2014 are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2013	-	$-

For the year ended December 31, 2014
Granted	1,170,000	3.00
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2014	1,170,000	$3.00

Registration and Participation Rights

In connection with the Company’s acquisition of Atiam Technologies L. P., the Company and certain owners of Atiam Technologies L.P. entered into a registration rights agreement.

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
December 31, 2014 and 2013

NOTE 6 – SHAREHOLDERS’ (DEFICIT) EQUITY (continued)

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

As of December 31, 2014, the Company has not received a demand notice in connection with the 2009 Registration Rights Agreement, the 2010 Registration Rights Agreement, the December 2010 Registration Rights Agreement, the 2012 Registration Rights Agreement or the 2013 Registration Rights Agreement. At December 31, 2014, the Company does not believe that it is probable that the Company will incur a penalty in connection with the Company’s registration rights agreements. Accordingly no liability was recorded as of December 31, 2014.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company’s InsPro Technologies subsidiary has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of the lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of December 31, 2014 and 2013:

		December 31, 2014	December 31, 2013
	Useful Life (Years)
Computer equipment and software	3	$1,179,211	$672,027
Phone System	3	15,011	15,011
		1,194,222	687,038
Less accumulated depreciation		(803,353)	(659,443)
		$390,869	$27,595

Future minimum payments required under capital leases at December 31, 2014 are as follows:

2015	$196,729
2016	179,406
2017	58,673

Total future payments	434,808
Less amount representing interest	21,213

Present value of future minimum payments	413,595
Less current portion	182,388

Long-term portion	$231,207

NOTE 8 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 3 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $76,572 and $78,589 for the years ended December 31, 2014 and 2013, respectively.

NOTE 9 – OPERATING LEASES AND FUTURE COMMITMENTS

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
December 31, 2014 and 2013

NOTE 9 – OPERATING LEASES AND FUTURE COMMITMENTS (continued)

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

In connection with the InsPro Technologies acquisition, InsPro Technologies entered into three-year employment agreement with Mr. Oakes, effective October 1, 2007. On July 9, 2010, the Company and Mr. Oakes entered into an amended and restated written employment agreement. Pursuant to Mr. Oakes employment agreement, his annual base salary is $250,000 per year through September 30, 2011. Pursuant to his employment agreement on April 7, 2011, Mr. Oakes received an increase in his base compensation to $300,000 retroactive to July 1, 2010, upon InsPro LLC’s achievement of one calendar quarter of positive operating cash flow, which occurred during the calendar quarter ended March 31, 2011. Mr. Oakes is entitled to such fringe benefits as are available to other executives of the Company. Mr. Oakes employment agreement was automatically extended for an additional one year term on March 25, 2013 and will annually extend thereafter unless either party provides written notification to the other party of non-renewal no later than 60 days prior to the termination date of the agreement.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 9 – OPERATING LEASES AND FUTURE COMMITMENTS (continued)

Pursuant to a written employment agreement with InsPro Technologies Mr. Michael Mullin served as InsPro Technologies’ Chief Operating Officer from June 20, 2011 through December 29, 2013. His employment agreement automatically renewed for a one year term on June 20, 2013. Pursuant to his employment agreement, his annual base salary was $220,000 per year plus a $1,000 per month benefits allowance paid each month that he was not a participant in the Company’s health insurance plans offer to executives and such fringe benefits as are available to other executives of the Company. Pursuant to his written offer of employment Mr. Mullin was entitled to variable incentive cash compensation each calendar quarter amounting to 100% of InsPro Technologies’ positive cash flow up to a maximum of $12,500 per calendar quarter.

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

During 2013 the Company entered into an employment agreement with an executive, and during 2014 the employment agreements automatically renewed with this employee and three other executives each for a one year term. Also during 2014 the Company entered into an employment agreement with another executive. These employment agreements provide that these five executives will be compensated at an aggregate annual base salary of $912,500 with bonus compensation at the discretion of the Company’s board. These agreements may be terminated by the Company for “cause” (as such term is defined in the agreements) and without “cause” upon 30 days notice. These agreements may be terminated by the Company without “cause”, in which case the terminated employee will be entitled to their base salary for a period of six months. As of December 31, 2014 the aggregate base salary for these five executives was $975,000. In the event of termination without cause or for good reason, these five executives would receive their then current base annual salary for a period of six months, plus unpaid accrued employee benefits, which is primarily accrued vacation, less all applicable taxes. In the event of the voluntary termination of any of these five executives’, death or disability, they or their estate would receive unpaid accrued employee benefits, less all applicable taxes. These agreements also contain non-competition and non-solicitation provisions for the duration of the agreements plus a period of six months after termination of employment.

Operating Leases

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania. The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of the Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of the Landlord’s building expenses. Under the terms of the lease agreement, rent is waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet. The Company recorded a liability for deferred rent in the amount of $62,518 as of December 31, 2014, which is included in accrued liabilities on the consolidated balance sheet.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 9 – OPERATING LEASES AND FUTURE COMMITMENTS (continued)

The Company paid the Landlord a security deposit of $110,000 under the lease (the “Security Deposit”) during the third quarter of 2006, which is accounted for as a deposit in other assets. The Company will not earn interest on the Security Deposit. The Security Deposit will decrease and the Landlord will return to the Company $10,000 on the third anniversary of the commencement date of the lease and on each anniversary thereafter until the required Security Deposit has been reduced to $20,000. The Security Deposit will be returned to the Company 30 days after the end of the lease provided the Company has complied with all provisions of the lease. The balance of the Security Deposit is $50,000 as of December 31, 2014.

On September 14, 2007, InsPro Technologies entered into a lease agreement with BPG Officer VI Baldwin Tower L.P. (“BPG”) for approximately 5,524 square feet of office space at Baldwin Towers in Eddystone, Pennsylvania. On March 26, 2008, and again on December 2, 2008, the Company and BPG agreed to amend the lease to increase the leased office space by 1,301 and 6,810 square feet, respectively (the “BPG Lease”). The term of the lease commenced on October 1, 2007 will expire on January 31, 2013. The annual rent increases every 12 months, starting at approximately $102,194 plus a proportionate share of landlord’s building expenses and ending at approximately $286,335 plus a proportionate share of landlord’s building expenses.

On March 15, 2012, InsPro Technologies and BPG agreed to amend the BPG Lease to extend its term to January 31, 2017, and after BPG completes certain building improvements InsPro Technologies will move from its current location to another floor of the same building and lease 17,567 square feet of furnished office space from BPG. InsPro Technologies’ monthly rent shall be $24,887 per month commencing with InsPro Technologies’ occupancy of the new office space, which occurred in June 2012 through January 31, 2013. InsPro Technologies’ monthly rent will increase to $25,619 per month February 1, 2013 through January 31, 2014, increase to $26,351 per month February 1, 2014 through January 31, 2015, increase to $27,082 per month February 1, 2015 through January 31, 2016, and finally increase to $27,814 per month through February 1, 2016 through January 31, 2017.

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $573,983 and $584,518 for the years ended December 31, 2014 and 2013, respectively.

Future minimum payments required under operating leases, severance and employment agreements and service agreements at December 31, 2014 are as follows:

2015	$807,814
2016	820,302
2017	208,268
2018	852
thereafter	-

Total	$1,837,236

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 10 - INCOME TAXES

The Company has net operating loss carry forwards for federal income tax purposes of approximately $45,500,000 at December 31, 2014, the unused portion of which expires in years 2025 through 2034. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). The issuance of the Company’s Series A Preferred Stock on January 15, 2009 resulted in a change of control as defined under IRC 382.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2014 and 2013:

	2014	2013

Computed “expected” expense (benefit)	$(1,770,839)	$(610,053)
State tax expense (benefit), net of federal effect	(151,786)	(52,290)
Amortization/impairment of acquisition related assets	(5,002)	(5,002)
Stock based compensation	675,565	35,657
(Gain) loss on change in fair value of warrants	(19,547)	(9,500)
Other permanent differences	9,646	4,461
Increase in valuation allowance	1,261,963	636,727
	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013

Deferred tax assets:
Net operating loss carry forward	$17,237,156	$15,997,952
Depreciation	51,197	49,051
Compensation expense	45,684	71,585
Deferred revenue	54,842	-
All Miscellaneous Other	23,756	32,084
Total deferred tax asset	17,412,635	16,150,672

Deferred tax liabilities	-	-
Net deferred tax asset	17,412,635	16,150,672
Less: valuation allowance	(17,412,635)	(16,150,672)
	$-	$-

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 10 - INCOME TAXES (continued)

The Company has fully reserved the deferred tax asset in excess of the deferred tax liabilities due to the limitation on taxable income that can be offset by net operating loss carry forwards in future periods under IRC section 382 as a result of changes in control and substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance was increased by $1,261,963 from the prior year.

NOTE 11 – FAIR VALUE MEASUREMENTS

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The following tables provide a summary of the fair values of the Company’s assets and liabilities.

	As of December 31, 2014
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	$-	$-	$5,760	$5,760

Total liabilities	$-	$-	$5,760	$5,760

	As of December 31, 2013
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value

LIABILITIES:
Warrant liability	$-	$-	$607,199	$607,199

Total liabilities	$-	$-	$607,199	$607,199

Warrant liability

The Company issued warrants, which contain certain anti-dilution provisions that reduce the exercise price of the warrants in certain circumstances. See Note 6 – Shareholders (Deficit) Equity - Common Stock Warrants. The Company has classified the warrant liability as noncurrent based on an evaluation of the contractual obligations of the warrants and management’s expectation as to the settlement date of the warrant liability. The Company measured its warrant liability using Level 3 inputs as defined by ASC 820.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 11 – FAIR VALUE MEASUREMENTS (continued)

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

 The Company determined the fair value of the warrant liability at December 31, 2012 was $225,000. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: 0%, risk free rate: 0.02% and the following:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

11/20/2012	$0.15	4,999,990	4.9	689%	$225,000

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
December 31, 2014 and 2013

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

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
					$607,199

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

Warrant liability balance as of December 31, 2012	$225,000
Fair value of warrants issued during the period	407,200
Decrease in the fair value of warrant liability, included in net loss	(25,001)
Warrant liability balance as of December 31, 2013	$607,199

The Company determined the fair value of the warrant liability at December 31, 2014 was $5,760. The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: common stock closing price of $0.048 per share as of December 31, 2014, dividend yield: 0%, risk free rate: 0.03% and the following:

Warrant Issue Date	Warrant Exercise Price	Aggregate Number of Warrants	Expected Term (Years) of Warrants	Volatility	Fair Value

3/14/2013	$0.15	120,000	3.2	614%	5,760

					$5,760

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

Warrant liability balance as of December 31, 2013	$607,199
Fair value of warrants whose anti-dilution provisions expired during the period	(549,999)
Decrease in the fair value of warrant liability, included in net loss	(51,440)
Warrant liability balance as of December 31, 2014	$5,760

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 12 – SUBSEQUENT EVENTS

Expiration of Warrants

On March 26, 2015, warrants to purchase 7,380,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share expired in accordance with the terms of the warrants.

Loan from Co-Investment Fund II, LP.

On January 30, 2015, the Company and InsPro Technologies issued a Secured Convertible Promissory Note (“Note”) to The Co-Investment Fund II, L.P., a holder of more than 5% of our common stock on an as converted basis (“Co-Investment”), pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Company, InsPro Technologies and Co-Investment entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Company and InsPro Technologies, which is secured by all assets of the Company and InsPro Technologies other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (“Collateral”). Pursuant to the Secured Convertible Promissory Note (“Note”), interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest will be paid on or before June 30, 2016. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000. In the event that the Company consummates a consolidation, merger of reorganization in which the stockholders of the Company do not hold at least a majority of the voting power of the surviving entity in substantially the same proportion immediately after such consolidation, merger or reorganization, or the Company consummates a transaction or series of related transaction in which in excess of fifty percent of the voting power is transferred, then upon notice to Co-Investment the Company shall repay the entire outstanding principal balance and all unpaid accrued interest under the Note upon the closing of such transaction. The Company and InsPro Technologies may prepay the Note at any time in whole or in part without payment of penalty or unearned interest.

Pursuant to the Security Agreement, the Company shall not, without the Co-Investment’s prior consent, sell, lease or otherwise dispose of any equipment or fixtures constituting Collateral. In addition, the Company and InsPro Technologies will furnish Co-Investment with such information and documents regarding the Collateral and their financial condition, business, assets and liabilities as is reasonably requested by Co-Investment.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 12 – SUBSEQUENT EVENTS (continued)

In connection with the Financing Agreements, Co-Investment entered into a Subordination Agreement (“Subordination Agreement”) with SVB, the terms of such agreement were approved by the Company, InsPro Technologies and Atiam Technologies L.P. Pursuant to the Subordination Agreement, Co-Investment agreed, among other things, that all obligations under the Amended and Restated Loan Agreement and any other obligations to SVB would be senior to the outstanding indebtedness under the Financing Agreements.

On March 27, 2015, the Company and InsPro Technologies issued a second Secured Convertible Promissory Note (“The Second Note”) to Co-Investment pursuant to a second Secured Convertible Promissory Note Purchase Agreement (the “Second Note Purchase Agreement”). The terms of the Second Note are essentially identical to the terms of the Note and the terms of the Second Note Purchase Agreement are essentially identical to the terms of the Note Purchase Agreement. Co-Investment provided a second loan in the amount of $1,000,000 to the Company and InsPro Technologies.

Loan From Edmond Walters

On March 17, 2015, the Company received a loan from Edmond Walters, a current director of the Company, in the amount of $500,000 (the “Loan From Mr. Walters”). The Loan From Mr. Walters was a pre-payment by Mr. Walters in connection with any future issuance of equity securities of the Company, and is convertible into equity securities of the Company in connection with any such future issuance of equity securities as agreed to by the Company and Mr. Walters. The Loan From Mr. Walters is refundable to Mr. Walters on demand, without interest, if the Company does not consummate an equity financing within a time period to be determined by the Company and Mr. Walters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision of our Principal Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that assessment, the Principal Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective for their intended purposes as of December 31, 2014.

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

As of December 31, 2014 management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our Principal Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Directors of the Registrant

Brian K. Adamsky, 54, has served as one of our directors since August, 2012. Mr. Adamsky has worked at Cross Atlantic Capital Partners, Inc. since its inception in 1999, and presently serves as its Secretary/Treasurer and Chief Financial Officer. During his years at Cross Atlantic, he has served as a director at numerous of its portfolio companies including Profectus BioSciences, Inc. and Rubicon Technology, Inc. From 1996 to 1999, Mr. Adamsky was Chief Financial Officer at Megasystems, Inc., a portfolio company of Safeguard Scientifics, Inc. Prior to Megasystems, Mr. Adamsky worked in a variety of financial and operational roles at companies in the Philadelphia region. Mr. Adamsky worked in public accounting at Touche Ross & Company (now Deloitte & Touche) and is a Certified Public Accountant in the Commonwealth of Pennsylvania. Mr. Adamsky’s experience serving as a director and officer of numerous companies qualifies him to be a member of our board of directors.

Michael Azeez, 57, has served as one of our directors since December, 2011. Mr. Azeez is a managing member of Azeez Investors, LLC. Mr. Azeez co-founded Unitel in 1988 and served its President from 1988 until 2002. Mr. Azeez served in various executive positions at American Cellular Network Corporation from 1982 until 1988 and his positions included Vice President, General Manager of various divisions and as assistant to the President. Mr. Azeez is a member of the board of directors of Acrometis Strategic Software Services, which provides software solutions to insurance companies for workers compensation claims management. Mr. Azeez is a member of the board of directors of the Friends of Yemin Orde. Mr. Azeez is the Chairman and founder of the Sam Azeez Museum of Woodbine Heritage. Mr. Azeez’s significant executive and business development experience in the telecommunications industry and his civic service for various non-profit organizations qualifies him to be a member of our board of directors.

Donald R. Caldwell, 68, has served as one of our directors and as one of the Co-Chairman of our board of directors from April 2008 through November 24, 2009, as our Chairman since November 24, 2009 and as our Chief Executive Officer and Chairman since January 26, 2015. Mr. Caldwell founded Cross Atlantic Capital Partners, Inc. in 1999, and presently serves as its Chairman and Chief Executive Officer. He has served as a director at Rubicon Technology, Inc. since 2001 where he chairs the Compensation Committee; and at Diamond Management & Technology Consultants, Inc. (NASDAQ) from 1994 until its sale to PriceWaterhouse in 2010, and where he served as a member of their Compensation Committee, Audit Committee and as the lead Director since 2006. Mr. Caldwell is a director and a member of the Compensation and Audit Committees and Chairman of the Executive Committee of Quaker Chemical Corporation (NYSE), and a member of the Compensation Committee and the board of Voxware, Inc. , a supplier of voice driven solutions. Mr. Caldwell has been a director, Chairman of the Audit Committee and member of the compensation committee of Lighting Gaming, Inc. since 2005. Mr. Caldwell has been a director of Amber Road, Inc. (NYSE: AMBR) and serves on the Nominating and Governance Committee and Compensation Committee since 2005. Mr. Caldwell has been a director and member of the audit committee of Fox Chase Bancorp, Inc. (Nasdaq: FXCB), a stock holding company of Fox Chase Bank, since October of 2014. Mr. Caldwell was a director of Kanbay International, Inc. from 1999 through 2007 when it was purchased by Capgemini. From 1996 to 1999, Mr. Caldwell was President and Chief Operating Officer and a director of Safeguard Scientifics, Inc. Mr. Caldwell was a Certified Public Accountant in the State of New York. Mr. Caldwell’s experience serving as a director and officer of numerous public companies qualifies him to be a member of our board of directors.

John Harrison, 71, has served as one of our directors since November 2005. He is a founding Partner and Executive Director of The Keystone Equities Group, Inc., a full service investment banking group and a registered NASD broker-dealer founded in 2003. Mr. Harrison also is a Managing Director of Covenant Partners, a hedge fund that invests in direct marketing services companies. In 1999, Mr. Harrison became a founding Partner of Emerging Growth Equities, Ltd., a full service investment banking and brokerage firm focused on raising capital for emerging technology companies addressing high-growth industry sectors. From 1985 to 2000, Mr. Harrison served as President of DiMark, a direct marketing agency that was subsequently acquired by Harte-Hanks in 1996. He also has held senior management positions with CUNA Mutual, RLI Insurance and CNA Insurance where he directed their direct marketing practice. Mr. Harrison was Chairman of Professional Insurance Marketing Association (PIMA) and Chairman of the DMA Financial Services Council. Mr. Harrison’s extensive experience in the financial and insurance sectors qualifies him to be a member of our board of directors.

Kenneth M. Harvey, 53, has served as a director since May 2014. Mr. Harvey has served as a director of Amber Road, Inc. (NYSE: AMBR), a provider of cloud-based global trade management solutions, since 2008. From 1989 until 2011, Mr. Harvey was employed by HSBC—Global Bank, serving as chief information officer/chief operating officer from 2008 to 2011 and as group general manager and chief information officer from 2004 to 2007. He was president of HSBC Technology and Services, a wholly-owned subsidiary of HSBC, from 2003 to 2004. Beginning in 2011, Mr. Harvey has been self-employed as a consultant. Since 2012, Mr. Harvey has also served as director of CLS Group Holdings AG, where he is a member of the chairman’s committee, which covers compensation and compliance issues, and chairman of the technology and operations committee. Mr. Harvey also served as director of CLS Bank International since 2011, and served as a director of Kanbay, Inc. from 2004 until 2007 and Vertical Networks, Inc. from 2002 until 2004. Mr. Harvey’s experience as an executive in the information technology field qualifies him to be a member of our board of directors.

Alan Krigstein, 62, has served as a director since June 2014. Mr. Krigstein is currently the Executive Vice President and Chief Financial Officer of Independence Blue Cross, a health insurer organization and independent licensee of the Blue Cross and Blue Shield Association, since 2009. Mr. Krigstein previously served as Senior Vice President and Chief Financial Officer of AmeriHealth Mercy Family of Companies from 1994 to 2009. Mr. Krigstein also serves as trustee and member of the audit committee of Plan Investment Fund, Inc., a mutual fund company that is open only to members and licensees of the Blue Cross and Blue Shield Association and certain related organizations, from 2011 to the present. Mr. Krigstein’s experience as an executive in the health insurance field qualifies him to be a member of our board of directors.

Robert J. Oakes, 56, has served as one of our directors since August 2008. He has served as the President and CEO of our InsPro Technologies, LLC subsidiary since our acquisition of the subsidiary on October 1, 2007 through January 26, 2015 and as our Vice Chairman since January 26, 2015. From 1986 until 2007 Mr. Oakes was President and Chief Executive Officer of the general partner of Atiam Technologies L.P. (now known as InsPro Technologies, LLC), a software development and servicing company that developed, expanded and serviced products to serve the insurance and financial services markets. Mr. Oakes founded InsPro Technologies under the name “Atiam” in 1986 and led the company’s effort to design and develop its flagship product, InsPro Enterprise. InsPro Enterprise is a state-of-the-art Insurance, Marketing, Administration and Claim System that provides end-to-end insurance processing, technology and support, for a broad range of life, health and disability products. Mr. Oakes’ experience in the development of our flagship product and his management of InsPro Technologies, LLC through January 26, 2015, qualifies him to be a member of our board of directors.

Sanford Rich, 57, has served as one of our directors since April 2006. Mr. Rich is currently the Chief of Negotiations and Restructuring at the Pension Benefit Guaranty Corporation, a U.S. government agency, and has been in that position since November 2012. He is a director and the Audit Committee Chairman at Aspen Group Inc., an online for profit university. Mr. Rich served as director and Chief Executive Officer at In the Car, LLC from October 2011 to November 2012. Mr. Rich was a FINRA Registered Managing Director with Whitemarsh Capital Advisors LLC, a broker-dealer, from February 2009 through December 2014. Mr. Rich served as a director, audit committee chairman and SEC qualified audit committee financial expert of Interclick, Inc. from 2007 to 2010. From 1995 to May 2008, Mr. Rich was director, Senior Vice President and Portfolio Manager at GEM Capital Management Inc. From 1993 to 1995, Mr. Rich was a Managing Director of High Yield Finance, Capital Markets & North American Loan Syndicate, Sales and Trading at Citicorp Securities. From 1985 to 1993, he served as Managing Director of Debt Capital Markets at Merrill Lynch. From 1978 to 1985, Mr. Rich held various Analyst positions in numerous companies, including Cypress Capital Management, Inc. (Vice President and Analyst from 1983 to 1985), FIAMCO (Distressed/High Yield Bond Analyst from 1981 to 1983), Progressive Corporation (Financial Analyst from 1980 to 1981) and Prescott, Ball and Turben (Distressed/High Yield Bond Analyst from 1978 to 1980). Mr. Rich’s 30+ years of experience in the financial sector qualifies him to be a member of our board of directors.

L.J. Rowell, 82, has served as one of our directors since April 2006. He is a past President (1984-1996), Chief Executive Officer (1991-1996) and Chairman of the Board (1993-1996) of Provident Mutual Life Insurance Company, where he also held various other executive and committee positions from 1980 until his retirement in 1996. Mr. Rowell served on the board of directors of the PMA Group from 1992 until 2009. Mr. Rowell served on the board of directors of the Southeast Pennsylvania Chapter of the American Red Cross, the American College, The Foundation at Paoli, and The Milton S. Hershey Medical Center. Mr. Rowell also has served on the Board of Trustees of The Pennsylvania State University as a business and industry trustee since 1992. In 1991, he served as the Chairman of the Major Business Division for the United Way of Southeastern Pennsylvania. Mr. Rowell also has served as Chairman of The American Red Cross Ad Blood Campaign and has previously served on its Major Contributions Donor Campaign. Mr. Rowell’s extensive experience in the health insurance industry and his civic service for various health care organizations qualifies him to be a member of our board of directors.

Paul Soltoff, 60, has served as one of our directors since November 2005. He is currently Managing Partner of RobPet, LLC since 2015. He served as Chairman and Chief Executive Officer of Acquirgy, Inc. from 2009 to 2014. He served as Chairman and Chief Executive Officer of SendTec, Inc. from its inception in February 2000 through 2009. From 1997 until February 2000, Mr. Soltoff served as Chief Executive Officer of Soltoff Direct Corporation, a specialized direct marketing consulting company. From September 2004 until October 2005, Mr. Soltoff served as a director of theglobe.com. Mr. Soltoff’s experience as an officer and director in the Internet marketing sector qualifies him to be a member of our board of directors.

Anthony R. Verdi, 66, has served as one of our directors since June 2008, as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008, as Acting Principal Executive Officer from June 20, 2008 through May 18, 2011 and as Principal Executive Officer from May 18, 2011 through January 26, 2015. From 2001 until November 2005, Mr. Verdi provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. Mr. Verdi served as Chief Operating Officer of Provident American Corporation and Chief Financial Officer of HealthAxis, Inc. From January 1990 until December 1998 Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller. Mr. Verdi’s extensive experience in the health insurance industry and his financial and accounting background qualifies him to be a member of our board of directors.

Edmond J. Walters, 53, has served as one of our directors since April 2008. Mr. Walters is Founder and Chief Executive Officer of eMoney Advisor, a wealth planning and management solutions provider for financial advisors that Mr. Walters founded in 2000 and is now a wholly-owned subsidiary of Commerce Bancorp. Prior to forming eMoney Advisor in 2000, Mr. Walters spent more than 20 years in the financial services industry, advising high net worth clients. From 1983 to 1992 he was associated with Kistler, Tiffany & Company in Wayne, PA. In 1992, Walters helped found the Wharton Business Group, a financial advising firm, in Malvern, PA. Mr. Walters’ 20+ years of experience in the financial sector qualify him to be a member of our board of directors.

The Board has determined that Messrs. Adamsky, Azeez, Harrison, Harvey, Krigstein, Rich, Rowell, Soltoff and Walters are “independent” directors as defined by Rule 4200(a)(15) of the NASDAQ listing standards and as defined by Rule 10A-3(b)(1)(ii) promulgated by the Commission.

Executive Officers of the Registrant

The following table sets forth the name, age and title of persons currently serving as our executive officers. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position
Donald R. Caldwell	68	Principal Executive Officer and Chairman of the board of directors of InsPro Technologies Corporation and InsPro Technologies, LLC
Mark Daley	61	Chief Revenue Officer of InsPro Technologies, LLC
John Keddy	50	Chief Information Officer of InsPro Technologies, LLC
Anthony R. Verdi	66	Chief Financial Officer and Chief Operating Officer
Robert J. Oakes	56	Vice Chairman of the board of directors InsPro Technologies Corporation

Donald R. Caldwell has served as one of our directors and as one of the Co-Chairman of our board of directors from April 2008 through November 24, 2009, as our Chairman since November 24, 2009 and as our Chief Executive Officer and Chairman since January 26, 2015. Mr. Caldwell founded Cross Atlantic Capital Partners, Inc. in 1999, and presently serves as its Chairman and Chief Executive Officer. He has served as a director at Rubicon Technology, Inc. since 2001 where he chairs the Compensation Committee; and at Diamond Management & Technology Consultants, Inc. (NASDAQ) from 1994 until its sale to PriceWaterhouse in 2010, and where he served as a member of their Compensation Committee, Audit Committee and as the lead Director since 2006. Mr. Caldwell is a director and a member of the Compensation and Audit Committees and Chairman of the Executive Committee of Quaker Chemical Corporation (NYSE), and a member of the Compensation Committee and the board of Voxware, Inc. , a supplier of voice driven solutions. Mr. Caldwell has been a director, Chairman of the Audit Committee and member of the compensation committee of Lighting Gaming, Inc. since 2005. Mr. Caldwell has been a director of Amber Road, Inc. (NYSE: AMBR) since 2005. Mr. Caldwell has been a director and member of the audit committee of Fox Chase Bancorp, Inc. (Nasdaq: FXCB), a stock holding company of Fox Chase Bank, since October of 2014. Mr. Caldwell was a director of Kanbay International, Inc. from 1999 through 2007 when it was purchased by Capgemini. From 1996 to 1999, Mr. Caldwell was President and Chief Operating Officer and a director of Safeguard Scientifics, Inc. Mr. Caldwell was a Certified Public Accountant in the State of New York.

Mark Daley has served as our Chief Revenue Officer since June 2014. From 2006 through June 2014 Mr. Daley served as Vice President of iGATE Global Solutions. From 2002 through 2005 Mr. Daley served as Senior Consultant in the Step Solutions Group of Milliman, Inc. From 1998 through 2002 Mr. Daley served as Executive Vice President and Chief Operating Officer of e-Nable Corporation. From 1997 through 1998 Mr. Daley served as Principal of Daley and Associates. From 1992 through 1997 Mr. Daley served as President of Securallicance/AFS.

John Keddy has served as our Chief Information Officer since September 2014. Mr. Keddy served as Vice President Information Technology for AFLAC-US, responsible for Application Services from 2008 to September 2014. Mr. Keddy served as Principal Consultant at HCL from 2007 through 2008. Mr. Keddy served as Vice President Enterprise Application Development of Conseco from 2004 through 2007. Mr. Keddy served as Vice President of IT for Annuity Division & Life Insurance Divisions of I. N. G. from 2001 to 2004. Mr. Keddy served as Program Manager/Principal Consultant for IMRglobal from 1999 to 2000. Mr. Keddy served as Management Consultant for IBM Global Services from 1998 through 1999. Mr. Keddy served as Director of Project Management of Pan American Life from 1997 through 1998. Mr. Keddy served in various management positions at Chubb Life from 1989 through 1997.

Anthony R. Verdi has served as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008, as Acting Principal Executive Officer from June 20, 2008 through May 18, 2011 and as Principal Executive Officer from May 18, 2011 through January 26, 2015. From 2001 until November 2005, Mr. Verdi has provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. From December 1998 until March 2001, Mr. Verdi served as Chief Operating Officer of Provident American Corporation and Chief Financial Officer of HealthAxis, Inc. From January 1990 until December 1998, Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller.

Robert Oakes has served as the President and Chief Executive Officer of our InsPro Technologies, LLC subsidiary since our acquisition of it on October 1, 2007 through January 26, 2015 and as our Vice Chairman since January 26, 2015. From 1986 until 2007 Mr. Oakes was President and Chief Executive Officer of the general partner of Atiam Technologies L.P., a software development and servicing company that developed, expanded and serviced products to serve the insurance and financial services markets. Mr. Oakes founded Atiam in 1986 and led the company’s effort to design and develop its flagship product, InsPro Enterprise.

Board Leadership Structure and Risk Oversight

The role of chief executive officer and chairman of the board were separate positions through January 26, 2015 and were combined into a single position with Mr. Caldwell’s appointment as chief executive officer on January 26, 2015. We believe it is the chief executive officer’s responsibility to oversee the Company’s operations and the chairman’s responsibility to coordinate the appropriate functioning of the board.

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

Corporate Governance and Committees

Our board of directors currently is composed of Messrs. Adamsky, Azeez, Caldwell, Harrison, Harvey, Krigstein, Oakes, Rich, Rowell, Soltoff, Verdi and Walters. Mr. Caldwell is the Chairman of our board of directors. Directors serve until the next annual meeting of stockholders, until their successors are elected or appointed or qualified, or until their resignation or removal. Our executive officers are appointed by, and serve at the discretion of, our board of directors. Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. Pursuant to our bylaws, our board of directors may from time to time establish other committees to facilitate the management of our business and operations.

Audit Committee

The members of our audit committee are Messrs. Caldwell, Rich and Rowell. Mr. Caldwell became chairman of the committee effective upon his appointment to the board on April 1, 2008 through January 26, 2015. Mr. Rich became chairman of the committee effective upon his appointment by the board on January 26, 2015. Our board of directors has determined that Mr. Caldwell is an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the Commission. Although our common stock is not listed on NASDAQ and, as a result, we are not subject to NASDAQ’s listing standards, we voluntarily strive to comply with such standards with the exception of Mr. Caldwell’s membership on the audit committee. Our board of directors, in applying the above-referenced standards, has affirmatively determined that each of Messrs. Rich and Rowell are “independent”. Mr. Caldwell is not “independent” whereas Nasdaq rule 4200(a)(15), specifies that each member of the audit committee must be “independent”.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of our common stock to file reports of beneficial ownership and changes in beneficial ownership of our common stock and any other equity securities with the Commission. Executive officers, directors, and persons who own more than 10% of our common stock are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of Forms 3, 4 and 5 furnished to us, or representations from certain reporting persons that no Forms 3, 4 or 5 were required to be filed by such persons, we believe that all of our executive officers, directors and persons who own more than ten percent of our common stock complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.               EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid to, awarded to or earned during the fiscal years ended December 31, 2014 and 2013 by our Principal Executive Officer and each of our three other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered to us in all capacities during 2014. The executive officers listed in the table below are referred to in this report as our “named executive officers”. There were no non-equity incentive plan compensation or non-qualified deferred compensation earnings for any of the named executive officers for the fiscal years ended December 31, 2014 and December 31, 2013.

				Stock	Option	All Other
	Fiscal		Bonus ($)	Awards	Awards ($)	Compensation
Name and Principal Position	Year	Salary ($)	(7)	($)	(8)	($) (9)	Total ($)

Donald R. Caldwell (1)	2014	-	-	-	-	-	-
Chief Executive Officer,	2013	-	-	-	-	-	-
Chairman of the Board of Directors

Anthony R. Verdi (2)	2014	250,000	-	-	438,000	16,296	704,296
Chief Executive Officer,	2013	250,000	-	-	-	16,335	266,335
Chief Financial Officer & Chief
Operating Officer

Robert J. Oakes (3)	2014	300,000	-	-	438,000	18,970	756,970
President & Chief Executive Officer of	2013	300,000	-	-	-	21,133	321,133
InsPro Technologies, LLC

Michael Mullin (4)	2014	-	-	-	-	-	-
Chief Operating Officer of	2013	220,000	-	-	-	132,854	352,854
InsPro Technologies, LLC

Mark Daley (5)	2014	116,667	24,994	-	75,600	5,801	223,062
Chief Revenue Officer of	2013	-	-	-	-	-	-
InsPro Technologies, LLC

John Keddy (6)	2014	66,288	40,000	-	117,000	9,905	233,193
Chief Information Officer of	2013	-	-	-	-	-	-
InsPro Technologies, LLC

(1)           Mr. Caldwell has served as one of our directors and as one of the Co-Chairman of our board of directors from April 2008 through November 24, 2009, as our Chairman since November 24, 2009 and as our Chief Executive Officer and Chairman since January 26, 2015. Mr. Caldwell received no compensation as Chief Executive Officer. Mr. Caldwell’s compensation received in 2014 and 2013 was that of a non-employee director and is included in the tables and disclosures with all other non employee directors.

(2)           Mr. Verdi was appointed as our Chief Financial Officer on November 10, 2005, Chief Operating Officer on April 1, 2008, interim Principal Executive Officer on June 20, 2008 and Principal Executive Officer on May 18, 2011 through January 26, 2015.

(3)           Mr. Oakes was appointed as President of our subsidiary InsPro Technologies, LLC from October 1, 2007 through January 26, 2015 and Vice Chairman of the board of directors of InsPro Technologies Corporation effective January 26, 2015..

(4)           Mr. Mullin was appointed Chief Operating Officer of our subsidiary InsPro Technologies, LLC on June 20, 2011 and served in that capacity through December 29, 2013. Mr. Mullin’s employment terminated effective December 29, 2013.

(5)           Mr. Daley was appointed Chief Revenue Officer of our subsidiary InsPro Technologies, LLC on June 2, 2014.

(6)           Mr. Keddy was appointed Chief Information Officer of our subsidiary InsPro Technologies, LLC on September 24, 2014.

(7)           Mr. Daley received variable compensation based on license fee revenue recognized in accordance with his variable compensation arrangement. Mr. Keddy received a one-time sign-on bonus.

(8)           Represents the aggregate grant date fair value of the stock option or warrants to purchase the Company’s Series B Convertible Preferred Stock as of the date of grant using the Black-Scholes option-pricing model. Fair value is estimated based on an expected life of five years, an assumed dividend yield of 0% and the assumptions below.
					Closing
		Fair Value	Number of	Option	Stock Price			Risk Free	Expected	Assumed
		at Date of	Options	Exercise	on the Date	Date of	Expected	Interest	Life in	Dividend
Name	Fiscal Year	Grant ($)	Granted (#)	Price ($)	of Grant ($)	Grant	Volatility	Rate	Years	Yield

Donald R. Caldwell (a)	2014	-	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-	-

Anthony R. Verdi (b)	2014	$438,000	300,000	$3.000	$3.000	5/22/2014	769%	0.050%	5.0	0.0%
	2013	-	-	-	-	-	-	-	-	-

Robert J. Oakes (c)	2014	$438,000	300,000	$3.000	$3.000	5/22/2014	769%	0.050%	5.0	0.0%
	2013	-	-	-	-	-	-	-	-	-

Michael Mullin	2014	-	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-	-

Mark Daley (b)	2014	$75,600	1,800,000	$0.100	$0.042	8/19/2014	753%	0.050%	5.0	0.0%
	2013	-	-	-	-	-	-	-	-	-

John Keddy (b)	2014	$117,000	1,800,000	$0.100	$0.065	11/14/2014	789%	0.070%	5.0	0.0%
	2013	-	-	-	-	-	-	-	-	-

(a)           Mr. Caldwell received no compensation as Chief Executive Officer. On May 22, 2014, the board of directors of the Company granted warrants to purchase 30,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share to Mr. Caldwell. On May 22, 2014, Mr. Caldwell assigned these warrants to the Co-Investment Fund II, L.P. The warrants are immediately exercisable, non transferrable and expire on May 22, 2019. Mr. Caldwell’s compensation received in 2014 and 2013 was that of a non-employee director and is included in the tables and disclosures with all other non employee directors.

(b)           On May 22, 2014, the board of directors of the Company granted warrants to purchase 300,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share to Messrs. Verdi and Oakes. The warrants are immediately exercisable, non transferrable and expire on May 22, 2019.

(c)           Options to purchase common stock issued under the Company’s 2010 Equity Compensation Plan.

(8)           All other compensation paid to our named executive officers in the fiscal year ended December 31, 2013 consisted of the following:

			Company
			Matching of
		Company Paid	Employee	Reimbursement
	Payments for	Health, Life and	401(k)	of Personal
	Auto and	Disabilitly	Contributions	Living Expenses
Name	Equipment ($) (a)	Insurance ($) (b)	(c)	(d)	Total ($)

Donald R. Caldwell	-	-	-	-	-

Anthony R. Verdi	13,200	683	2,413	-	16,296

Robert J. Oakes	1,200	15,170	2,600	-	18,970

Michael Mullin	-	-	-	-	-

Mark Daley	700	4,180	921	-	5,801

John Keddy	300	1,071	-	8,534	9,905

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

(c)      Company matching of employee 401(k) contributions represents 25% of the employee’s contribution up to 4% of the employee’s compensation, which were fully vested for Messrs. Verdi and Oakes and unvested for Messrs. Daley and Keddy.

(d)      Reimbursement of personal living expenses for Mr. Keddy represents the reimbursement of Mr. Keddy’s personal living expenses in accordance with his employment arrangement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the outstanding equity awards held by our named executive officers for the year ended December 31, 2014. There have been no stock awards granted. The information below pertains to stock options, which were granted under the 2010 Equity Compensation Plan (which includes prior grants under our 2005 Incentive Stock Plan, 2006 Omnibus Equity Compensation Plan and 2008 Equity Compensation Plan), a warrant to purchase 150,000 shares of the Company’s Series A Convertible Preferred Stock, which was issued to Mr. Oakes on August 18, 2010, and a warrant to purchase 150,000 shares of the Company’s Series A Convertible Preferred Stock, which was issued to Mr. Verdi on September 14, 2011, and warrants to purchase 300,000 shares of the Company’s Series B Convertible Preferred Stock were issued to Mr. Oakes and Mr. Verdi on May 22, 2014.

			Equity
			Incentive
			Plan Awards :
			Number of
	Number of	Number of	Securities
	Securities	Securities	Underlying
	Underlying	Underlying	Unexercised	Option
	Unexercised	Unexercised	Unearned	Exercise	Option
	Options	Options	Options	Price	Expiration
Name	(#)	(#)	(#)	($)	Date
	Exercisable	Unexercisable

Donald R. Caldwell	-	-	-	-	-

Anthony R. Verdi	150,000	-	-	4.00	9/14/2016
	350,000	-	-	1.00	11/09/2015
	300,000	-	-	3.00	5/22/2019

Robert J. Oakes	1,500,000	-	-	0.11	8/18/2015
	150,000	-	-	4.00	8/18/2015
	300,000	-	-	3.00	5/22/2019

Michael Mullin	-	-	-	-	-

Mark Daley	300,000	1,500,000	-	0.10	8/19/2019

John Keddy	300,000	1,500,000	-	0.10	11/14/2019

Employment, Severance and Other Agreements

Anthony R. Verdi

Pursuant to an amended and restated employment agreement Mr. Verdi served as our Principal Executive Officer through January 26, 2015, and serves as our Chief Financial Officer and Chief Operating Officer. His amended and restated employment agreement automatically renewed for a one year term on March 31, 2013, and, if not terminated, will automatically renew for one year periods. His annual base salary was $225,000 per year from March 31, 2008 through May 30, 2011 and was then increased by the board of directors to $250,000 effective June 1, 2011. He is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time.

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

Robert J. Oakes

Pursuant to an amended and restated written employment agreement with InsPro Technologies, LLC, Mr. Oakes served as InsPro Technologies, LLC’s President and Chief Executive Officer through January 26, 2015, and serves as Vice Chairman of the Company’s board of directors effective January 26, 2015. Pursuant to his employment agreement, his annual base salary was $250,000 per year through September 30, 2011. On April 7, 2011, Mr. Oakes received an increase in his base compensation pursuant to his employment agreement to $300,000 retroactive to July 1, 2010, upon InsPro Technologies, LLC achievement of one calendar quarter of positive operating cash flow, which occurred during the calendar quarter ended March 31, 2011. Mr. Oakes was entitled to bonus compensation equal to 100% of the InsPro Technologies, LLC’s net income up to a maximum of $100,000 in 2010 and $100,000 in 2011. Mr. Oakes is entitled to such fringe benefits as are available to other executives of InsPro Technologies Corporation. Mr. Oakes employment agreement was automatically extended for an additional one year term on March 25, 2013 and will be annually automatically extended thereafter unless either party provides written notification to the other party of non-renewal no later than 60 days prior to the termination date of the agreement.

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

Mark Daley

Mr. Daley has served as InsPro Technologies, LLC’s Chief Revenue Officer effective June 2, 2014. Mr. Daley is employed as an employee-at-will. Mr. Daley is entitled to variable incentive compensation based on a percentage of new sales pursuant to a written variable compensation arrangement with InsPro Technologies, LLC.

John Keddy

Pursuant to a written employment agreement with InsPro Technologies, LLC Mr. Keddy serves as InsPro Technologies, LLC’s Chief Information Officer effective September 25, 2014. Pursuant to his employment agreement, his annual base salary is $250,000 per year plus such fringe benefits as are available to other executives of the Company. His employment agreement has a term of one year and automatically renewed for a one year term on each anniversary unless either party provides written notification to the other party of non-renewal no later than 30 days prior to the termination date of the agreement.

Pursuant to his written offer of employment Mr. Keddy was entitled to receive a $40,000 one-time sign-on bonus, receive up to $3,500 per week for up to 10 weeks effective September 25, 2014, as reimbursement for out-of-pocket temporary housing costs, receive up to $12,000 for reimbursement of reasonable moving expenses and be eligible to participate in the Company’s management bonus program beginning on January 1, 2015.

In the event of Mr. Keddy’s termination without cause or for good reason, he or his estate would receive his then current base monthly salary for a period of 6 months, less all applicable taxes. In the event of his voluntary termination, death or disability, he or his estate would receive unpaid accrued employee benefits, plus the continuation of his employee benefits for a period of one month, less all applicable taxes.

Pursuant to Mr. Keddy’s employment agreement, he is subject to a non competition and non-solicitation provision during the term of his employment agreement and for a period of 6 months following his termination.

Compensation of Directors

The following table sets forth information concerning the compensation of all individuals who served on our board of directors during the fiscal year ended December 31, 2014. There was no non-equity incentive plan compensation or nonqualified deferred compensation earnings paid to any of our directors for the year ended December 31, 2014. Directors who are employees receive no additional or special compensation for serving as directors. All compensation for Messrs. Oakes and Verdi is included in the Summary Compensation Table. Mr. Caldwell was appointed chief executive officer of the Company on January 26, 2015. Mr. Caldwell’s compensation received was that of a non employee director in 2014 and is included with all other non employee directors’ compensation in the table below. Messrs. Adamsky, and Caldwell have assigned all of their board compensation to The Co-Investment Fund II, L.P. Messrs. Adamsky and Caldwell are stockholders, directors and officers of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of The Co-Investment Fund II, L.P.

Name		Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards (3) ($)	Total ($)

Brian Adamsky	(2)	6,000	-	43,800	49,800

Michael Azeez		6,000	-	43,800	49,800

Donald Caldwell	(2)	8,500	-	43,800	52,300

John Harrison		6,000	-	43,800	49,800

Kenneth Harvey		4,500	-	438,000	442,500

Alan Krigstein	(3)	-	-	30,000	30,000

Sanford Rich		8,500	-	43,800	52,300

L.J. Rowell		8,500	-	43,800	52,300

Paul Soltoff		6,000	-	43,800	49,800

Edmond Walters		4,500	-	43,800	48,300

(1)	Represents board and committee meeting fees paid to our directors under our Non-Employee Director Compensation Plan.

(2)	Messrs. Adamsky and Caldwell have assigned all of their board compensation to The Co-Investment Fund II, L.P.

(3)	Mr. Krigstein has assigned his equity compensation to Independence Blue Cross, LLC and he has declined all cash compensation.

67

(4)
The following table sets forth information concerning warrants to purchase shares of the Company’s Series B Convertible Preferred Stock, which were issued to all members of the Board as of May 22, 2014, and to Mr. Krigstein on August 14, 2014, which collectively represent options and warrants issued to non-employee directors during the fiscal year ended December 31, 2014.

Name	Fair Value at Date of Grant ($)	Number of Options Granted (#)	Option Exercise Price ($)	Closing Stock Price on the Date of Grant ($)	Date of Grant	Expected Volatility	Risk Free Interest Rate	Expected Life in Years	Assumed Dividend Yield

Brian Adamsky (a)	43,800	30,000	3.00	3.00	5/22/2014	769%	0.050%	5.0	0.0%

Michael Azeez	43,800	30,000	3.00	3.00	5/22/2014	769%	0.050%	5.0	0.0%

Donald Caldwell (a)	43,800	30,000	3.00	3.00	5/22/2014	769%	0.050%	5.0	0.0%

John Harrison	43,800	30,000	3.00	3.00	5/22/2014	769%	0.050%	5.0	0.0%

Kenneth Harvey	438,000	300,000	3.00	3.00	5/22/2014	769%	0.050%	5.0	0.0%

Alan Krigstein	30,000	30,000	3.00	3.00	8/14/2014	768%	0.060%	4.8	0%

Sanford Rich	43,800	30,000	3.00	3.00	5/22/2014	769%	0.050%	5.0	0.0%

L.J. Rowell	43,800	30,000	3.00	3.00	5/22/2014	769%	0.050%	5.0	0.0%

Paul Soltoff	43,800	30,000	3.00	3.00	5/22/2014	769%	0.050%	5.0	0.0%

Edmond Walters	43,800	30,000	3.00	3.00	5/22/2014	769%	0.050%	5.0	0.0%

(a)	Messrs. Adamsky and Caldwell have assigned all of their board compensation to The Co-Investment Fund II, L.P.

(b)	Mr. Krigstein has assigned his equity compensation to Independence Blue Cross, LLC.

The following table sets forth information concerning the aggregate number of options and warrants available, which are options or warrants issued, outstanding and exercisable, for non-employee directors as of December 31, 2014.

Aggregate Number of Options/Warrants Available as of December 31, 2014

Brian Adamsky (a)	-

Michael Azeez (b)	30,000

Donald Caldwell (a)	-

John Harrison (c)	250,000
(b)	30,000

Kenneth Harvey (b)	300,000

Alan Krigstein (d)	-

Sanford Rich (c)	200,000
(b)	30,000

L.J. Rowell (c)	200,000
(b)	30,000

Paul Soltoff (c)	150,000
(b)	30,000

Edmond Walters (b)	30,000

(a)	Messrs. Adamsky and Caldwell have assigned all of their board compensation to The Co-Investment Fund II, L.P.

(b)	Represents warrants to purchase shares of the Company’s Series B Convertible Preferred Stock.

(c)	Represents stock options granted from the Company’s 2010 Equity Compensation Plan.

(d)	Mr. Krigstein has assigned his equity compensation to Independence Blue Cross, LLC.

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows information known by us with respect to the beneficial ownership of our common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as of March 27, 2015, for each of the following persons:

●	our directors;

●	our named executive officers;

●	all of our directors, director nominees and executive officers as a group; and

●	each person or group of affiliated persons or entities known by us to beneficially own 5% or more of our common stock, Series A Convertible Preferred Stock or Series B Convertible Preferred Stock.

The number of shares beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the Commission. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 27, 2015 through the exercise of any warrant, stock option or other right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying options and warrants that are exercisable within 60 days of March 27, 2015 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The following table is based on 41,543,655 shares of common stock, 1,276,750 shares of Series A Convertible Preferred Stock and 3,309,378 shares of Series B Convertible Preferred Stock outstanding as of March 27, 2015. Unless otherwise indicated, the address of all individuals and entities listed below is InsPro Technologies Corporation, 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Title of Class	Percent of Shares Beneficially
Directors and Executive Officers:
Brian Adamsky	72,768,204 (1)(2)	Common Stock	71.6%
	1,250,000 (2)	Series A Preferred Stock	97.9%
	1,190,711 (2)(3)	Series B Preferred Stock	30.8%
Michael Azeez	8,499,990 (4)(5)	Common Stock	16.8%
	313,333(4)(7)	Series B Preferred Stock	8.2%
Donald R. Caldwell	72,882,214 (1)(2)	Common Stock	71.7%
	1,250,000 (2)	Series A Preferred Stock	97.9%
	1,190,711 (2)(3)	Series B Preferred Stock	30.8%

Name of Beneficial Owner	Number of Shares Beneficially Owned	Title of Class	Percent of Shares Beneficially

Mark Daley	300,000 (24)	Common Stock	*
Robert J. Oakes	10,957,232 (6)	Common Stock	21.0%
	151,250 (8)	Series A Preferred Stock	10.6%
	300,000 (10)	Series B Preferred Stock	7.3%
John Harrison	1,053,333 (9)	Common Stock	2.5%
	1,250	Series A Preferred Stock	*
	30,000 (7)	Series B Preferred Stock	*
Kenneth Harvey	6,000,000 (11)	Common Stock	12.6%
	300,000 (10)	Series B Preferred Stock	7.3%
John Keddy	300,000 (24)	Common Stock	*
Alan Krigstein	-	Common Stock	*
L. J. Rowell	1,015,600 (12)	Common Stock	2.4%
	30,000 (7)	Series B Preferred Stock	*
Paul Soltoff	988,333 (13)	Common Stock	2.3%
	1,250	Series A Preferred Stock	*
	30,000 (7)	Series B Preferred Stock	*
Sanford Rich	948,333 (14)	Common Stock	2.2%
	1,250	Series A Preferred Stock	*
	30,000 (7)	Series B Preferred Stock	*
Anthony R. Verdi	9,468,333 (15)	Common Stock	18.6%
	151,250(8)	Series A Preferred Stock	10.6%
	300,000 (10)	Series B Preferred Stock	7.3%
Edmond Walters	771,633(21)	Common Stock	1.8%
	30,000 (7)	Series B Preferred Stock	*
All directors and executive officers as a group (12 persons)	112,885,003 (1)(2) (4)(5)(6)(9) (11)(12)(13) (14)(15)(16)(17) (18)(20)(21)	Common Stock	82.5%
	1,556,250 (23)	Series A Preferred Stock	98.7%
	2,554,044 (2) (4) (22)	Series B Preferred Stock	51.6%

Name of Beneficial Owner	Number of Shares Beneficially Owned	Title of Class	Percent of Shares Beneficially
Holders of More than Five Percent of Our Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock:

The Co-Investment Fund II, L. P.	72,768,204 (16)	Common Stock	71.6%
	1,250,000	Series A Preferred Stock	97.9%
	1,190,711 (3)	Series B Preferred Stock	30.8%

Independence Blue Cross	65,600,010 (17)	Common Stock	60.9%
	2,196,667 (7)	Series B Preferred Stock	57.2%

Azeez Investors, LLC	8,499,990 (5)	Common Stock	17.0%
	283,333 (7)	Series B Preferred Stock	7.4%

Scarpa Family Trust, 2005	6,500,010 (18)	Common Stock	13.5%
	216,667	Series B Preferred Stock	5.7%

Alvin H. Clemens	2,929,080 (19)	Common Stock	7.1%

* Less than 1%

(1)
Includes 12,646,874 shares of common stock, 11,307,110 shares underlying warrants, which are convertible within 60 days of March 27, 2015, 25,000,000 shares underlying 1,250,000 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock, and 23,814,220 shares underlying 1,190,711 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock, which are beneficially owned by Co-Investment, designee of Cross Atlantic Capital Partners, Inc. Also includes 1,200,000 shares underlying warrants which are exercisable within 60 days of March 27, 2015, to purchase 60,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock, which are beneficially owned by Co-Investment.

(2)
Represents securities owned by Co-Investment, the designee of Cross Atlantic Capital Partners, Inc., of which Brian Adamsky is secretary, treasurer and chief financial officer and of which Donald R. Caldwell is managing partner. Mr. Caldwell is also a shareholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of Co-Investment. Mr. Adamsky and Mr. Caldwell disclaim beneficial ownership of these securities, except to the extent of their pecuniary interest therein.

(3)	Includes 60,000 underlying shares underlying warrants which are exercisable within 60 days of March 27, 2015, which are beneficially owned by Co-Investment.

(4)
Includes securities owned by Azeez Investors, LLC. Mr. Azeez is a managing member of Azeez Investors, LLC. Mr. Azeez disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

73

(5)
Includes 2,833,330 shares underlying warrants which are exercisable within 60 days of March 27, 2015. Includes 5,666,660 shares underlying 283,333 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 27, 2015, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(6)
Includes 1,500,000 shares underlying options and 33,333 shares underlying warrants, all of which are exercisable within 60 days of March 27, 2015. Includes 3,000,000 shares underlying a warrant which is exercisable within 60 days of March 27, 2015, to purchase 150,000 shares of Series A Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 6,000,000 shares underlying a warrant which is exercisable within 60 days of March 27, 2015, to purchase 300,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(7)	Includes 30,000 underlying shares for warrants, which are exercisable within 60 days of March 27, 2015.

(8)	Includes 150,000 shares underlying warrants which are exercisable within 60 days of March 27, 2015.

(9)
Includes 250,000 shares underlying options and 33,333 shares underlying warrants, all of which are exercisable within 60 days of March 27, 2015. Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 27, 2015, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(10)	Includes 300,000 shares underlying warrants, which are exercisable within 60 days of March 27, 2015.

(11)
Includes 6,000,000 shares underlying a warrant which is exercisable within 60 days of March 27, 2015, to purchase 300,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(12)
Includes 200,000 shares underlying options, which are exercisable within 60 days of March 27, 2015. Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 27, 2015, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(13)
Includes 150,000 shares underlying options and 33,333 shares underlying warrants, all of which are exercisable within 60 days of March 27, 2015. Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 27, 2015, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(14)
 Includes 200,000 shares underlying options and 33,333 shares underlying warrants, all of which are exercisable within 60 days of March 27, 2015. Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 27, 2015, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

74

(15)
Includes 350,000 shares underlying options and 33,333 shares underlying warrants, all of which are exercisable within 60 days of March 27, 2015. Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 3,000,000 shares underlying a warrant which is exercisable within 60 days of March 27, 2015, to purchase 150,000 shares of Series A Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 6,000,000 shares underlying a warrant which is exercisable within 60 days of March 27, 2015, to purchase 300,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(16)
Includes 17,173,777 shares underlying warrants, which are exercisable within 60 days of March 27, 2015. Includes 25,000,000 shares underlying 1,250,000 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 22,614,220 shares underlying 1,130,711 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Also includes 1,200,000 shares underlying warrants which are exercisable within 60 days of March 27, 2015, to purchase 60,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock, which are beneficially owned by Co-Investment.

(17)
Includes 22,266,670 shares underlying warrants which are exercisable within 60 days of March 27, 2015. Includes 43,353,340 shares underlying 2,167,667 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Also includes 600,000 shares underlying warrants which are exercisable within 60 days of March 27, 2015, to purchase 30,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock

(18)
Includes 2,166,670 shares underlying warrants which are exercisable within 60 days of March 27, 2015. Includes 4,333,340 shares underlying 216,667 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(19)
Includes 1,000,000 shares of common stock held by The Clemens-Beaver Creek Limited Partnership, of which Alvin H. Clemens is the general partner. Also includes 100,000 shares held by Mr. Clemens’s minor children.

(20)
Includes 23,400,000 shares underlying warrants which are exercisable within 60 days of March 27, 2015, to purchase 1,140,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(21)
Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 27, 2015, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(22)	Includes 1,170,000 shares underlying warrants which are exercisable within 60 days of March 27, 2015.

(23)	Includes 300,000 shares underlying warrants which are exercisable within 60 days of March 27, 2015.

(24)
Includes 300,000 shares underlying options which are exercisable within 60 days of March 27, 2015. Excludes 1,500,000 shares underlying options which are not exercisable within 60 days of March 27, 2015.

75

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2013:

EQUITY COMPENSATION PLAN

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by security holders	6,725,000	$0.46	22,271,980

Equity compensation plans not approved by security holders(1)(2)(3)	29,400,000	$0.16	0

Total(1)(2)(3)	36,125,000	$0.22	22,271,980

(1)
Includes warrants issued as compensation, which were not part of an equity compensation plan that was approved by security holders, to two executives to purchase in aggregate 300,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, at an exercise price equal to $4.00 per share for a period of five years from the grant date of the warrants. These warrants are immediately exercisable and non transferrable. Each share of Series A Preferred Stock is convertible into 20 shares of common stock, subject to adjustment, at the option of the holder of the Series A Convertible Preferred Stock. On August 18, 2010, the board of directors of the Company granted a warrant to purchase 150,000 shares of Series A Preferred Stock to Mr. Robert Oakes. This warrant expires on August 18, 2015. On September 14, 2011, the board of directors of the Company granted a warrant to purchase 150,000 shares of Series A Convertible Preferred Stock to Anthony R. Verdi. This warrant expires on September 14, 2016.

(2)
Includes warrants issued as compensation on May 22, 2014, which were not part of an equity compensation plan that was approved by security holders, to Messrs. Harvey, Oakes and Verdi to purchase in aggregate 300,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Stock”), at an exercise price equal to $3.00 per share for a period of five years from the grant date of the warrants. Also includes warrants issued as compensation on May 22, 2014, which were not part of an equity compensation plan that was approved by security holders, to Messrs. Adamsky, Azeez, Caldwell, Harrison, Rich, Rowell, Soltoff and Walters to each purchase in aggregate 30,000 shares of Series B Stock at an exercise price equal to $3.00 per share for a period of five years from the grant date of the warrants. Messrs. Adamsky and Caldwell have assigned all of their board compensation including the aforementioned warrants to The Co-Investment Fund II, L.P. Also includes warrants issued as compensation on August 14, 2014, which were not part of an equity compensation plan that was approved by security holders, to Mr. Krigstein to purchase in aggregate 30,000 shares of Series B Stock at an exercise price equal to $3.00 per share until May 22, 2019. Mr. Krigstein has assigned the aforementioned warrants to Independence Blue Cross, LLC. All of the aforementioned warrants are immediately exercisable and non transferrable. Each share of Series B Preferred Stock is convertible into 20 shares of common stock, subject to adjustment, at the option of the holder of the Series B Convertible Preferred Stock.

76

(3)
Assumes the warrants to purchase in aggregate 300,000 shares of Series A Convertible Preferred Stock at an exercise price equal to $4.00 per share are converted into 20 shares of common stock for each share of Series A Preferred Stock, or 6,000,000 shares of common stock in aggregate, with a weighted average exercise price of $0.20 per common stock share. Also assumes the warrants to purchase in aggregate 1,170,000 shares of Series B Convertible Preferred Stock at an exercise price equal to $3.00 per share are converted into 20 shares of common stock for each share of Series B Preferred Stock, or 23,400,000 shares of common stock in aggregate, with a weighted average exercise price of $0.15 per common stock share.

A description of the material terms of our equity compensation plans can be found in Note 6 – Shareholders’ (Deficit) Equity – Stock Options and in the notes to the consolidated financial statements contained in Item 7 of this Annual Report on Form 10-K.

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

●
On May 22, 2014, the board of directors of the Company granted warrants to purchase 1,140,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 per share (“Series B Stock”) at an exercise price equal to $3.00 per share (the “Series B Warrants”) to the directors of the Company. Messrs. Adamsky and Caldwell assigned their warrants to The Co-Investment Fund II, L.P. The Series B Warrants are immediately exercisable, non transferrable and expire on May 22, 2019.

●
On May 22, 2014, the board of the Company authorized the grant of a warrant to purchase 30,000 shares of the Series B Stock at an exercise price equal to $3.00 per share (the “IBC Warrant”) to either Mr. Alan Krigstein or to Independence Blue Cross (“IBC”) or its affiliate as designated by Mr. Krigstein subject to and effective on the date of Mr. Krigstein’s designation to the Company of the recipient of the Warrant. Mr. Alan Krigstein, the executive vice president and chief financial officer of Independence Hospital Indemnity Plan, Inc. (formerly named Independence Blue Cross) and Independence Blue Cross, LLC (“IBC, LLC”), was subsequently elected as a director of the Company effective June 3, 2014. On August 14, 2014, the Company received Mr. Krigstein’s written notice designating the IBC Warrant to be issued to IBC, LLC. The Company granted the Warrant to IBC, LLC effective August 14, 2014. The IBC Warrant is immediately exercisable, non transferrable and will expire on May 22, 2019.

77

●
On January 30, 2015, the Company and InsPro Technologies issued a Secured Convertible Promissory Note (“Note”) to The Co-Investment Fund II, L.P., a holder of more than 5% of our common stock on an as converted basis (“Co-Investment”), pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Company, InsPro Technologies and Co-Investment entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Company and InsPro Technologies, which is secured by all assets of the Company and InsPro Technologies other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (“Collateral”). Pursuant to the Secured Convertible Promissory Note (“Note”), interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest will be paid on or before June 30, 2016. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000. In the event that the Company consummates a consolidation, merger of reorganization in which the stockholders of the Company do not hold at least a majority of the voting power of the surviving entity in substantially the same proportion immediately after such consolidation, merger or reorganization, or the Company consummates a transaction or series of related transaction in which in excess of fifty percent of the voting power is transferred, then upon notice to Co-Investment the Company shall repay the entire outstanding principal balance and all unpaid accrued interest under the Note upon the closing of such transaction. The Company and InsPro Technologies may prepay the Note at any time in whole or in part without payment of penalty or unearned interest.

Pursuant to the Security Agreement, the Company shall not, without the Co-Investment’s prior consent, sell, lease or otherwise dispose of any equipment or fixtures constituting Collateral. In addition, the Company and InsPro Technologies will furnish Co-Investment with such information and documents regarding the Collateral and their financial condition, business, assets and liabilities as is reasonably requested by Co-Investment.

In connection with the Financing Agreements, Co-Investment entered into a Subordination Agreement (“Subordination Agreement”) with SVB, the terms of such agreement were approved by the Company, InsPro Technologies and Atiam Technologies L.P. Pursuant to the Subordination Agreement, Co-Investment agreed, among other things, that all obligations under the Amended and Restated Loan Agreement and any other obligations to SVB would be senior to the outstanding indebtedness under the Financing Agreements.

●
On March 27, 2015, the Company and InsPro Technologies issued a second Secured Convertible Promissory Note (“The Second Note”) to Co-Investment pursuant to a second Secured Convertible Promissory Note Purchase Agreement (the “Second Note Purchase Agreement”). The terms of the Second Note are essentially identical to the terms of the Note and the terms of the Second Note Purchase Agreement are essentially identical to the terms of the Note Purchase Agreement. Co-Investment provided a second loan in the amount of $1,000,000 to the Company and InsPro Technologies.

●
On March 17, 2015, the Company received a loan from Edmond Walters, a current director of the Company, in the amount of $500,000 (the “Loan From Mr. Walters”). The Loan From Mr. Walters was a pre-payment by Mr. Walters in connection with any future issuance of equity securities of the Company, and is convertible into equity securities of the Company in connection with any such future issuance of equity securities as agreed to by the Company and Mr. Walters. The Loan From Mr. Walters is refundable to Mr. Walters on demand, without interest, if the Company does not consummate an equity financing within a time period to be determined by the Company and Mr. Walters.

Director Independence

Although our common stock is not listed on NASDAQ and, as a result, we are not subject to NASDAQ’s listing standards, we voluntarily strive to comply with such standards. As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by a company’s board of directors. Our board of directors, in applying the standards for independence as defined by Rule 4200(a)(15) of the NASDAQ listing standards and Rule 10A-3(b)(1)(ii) promulgated by the Commission, has affirmatively determined that Messrs. Adamsky, Azeez, Harrison, Harvey, Krigstein, Rich, Rowell, Soltoff and Walters are “independent” directors.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of D’Arelli Pruzansky, P.A. for the years ended December 31, 2014 and 2013 are set forth below:

	2014 Fees	2013 Fees

Audit Fees (1)	$82,500	$82,500
Audit Related Fees (2)	-	1,500
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$82,500	$84,000

(1)
Audit fees of D’Arelli Pruzansky, P.A. for the fiscal years ended December 31, 2014 and 2013 were for professional services rendered for the 2014 and 2013 audits and our interim quarterly reviews of our consolidated financial statements, which are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees of D’Arelli Pruzansky, P.A. for the fiscal year ended December 31, 2013 was for professional services rendered for the review of the Company’s registration statement on form S-1.

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

3.12**	Certificate of Amendment to Certificate of Incorporation filed August 20, 2014.

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

10.13
Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among the Company, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8

10.14
Secured Convertible Promissory Note Purchase Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.15	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.16
Security Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.17
Subordination Agreement, dated as of January 30, 2015, by and among The Co-Investment Fund II, L.P., Silicon Valley Bank, InsPro Technologies Corporation, InsPro Technologies, LLC and Atiam Technologies L.P. (incorporated by reference to Exhibit 10.4 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.18	Secured Convertible Promissory Note Purchase Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.19	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.20	Amended and Restated Security Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 27, 2015 (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of InsPro Technologies Corporation

23.1**	Consent of D’Arelli Pruzansky, P.A.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

**           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPRO TECHNOLOGIES CORPORATION

By:	/s/ Anthony R. Verdi
Anthony R. Verdi
Chief Financial Officer and Chief Operating Officer

We, the undersigned officers and directors of InsPro Technologies Corporation, hereby severally constitute and appoint Anthony R. Verdi our true and lawful attorney with full power to him to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all subsequent amendments to said Annual Report, and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable InsPro Technologies Corporation to comply with the provisions of the Securities Act of 1933, as amended, and all requirements of the Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney, or any of them, to said Annual Report and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anthony R. Verdi	Chief Financial Officer, Chief Operating Officer and Director	March 27, 2015
Anthony R. Verdi	(Principal Financial and Accounting Officer)

/s/ Donald Caldwell	Principal Executive Officer, Chairman	March 27, 2015
Donald R. Caldwell

/s/ Brian Adamsky	Director	March 27, 2015
Brian Adamsky

/s/ Michael Azeez	Director	March 27, 2015
Michael Azeez

/s/ John Harrison	Director	March 27, 2015
John Harrison

/s/ Kenneth Harvey	Director	March 27, 2015
Kenneth Harvey

/s/ Alan Krigstein	Director	March 27, 2015
Alan Krigstein

/s/ Paul Soltoff	Director	March 27, 2015
Paul Soltoff

/s/ Sanford Rich	Director	March 27, 2015
Sanford Rich

/s/ L. J. Rowell	Director	March 27, 2015
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

Exhibit Number	Description

3.12**	Certificate of Amendment to Certificate of Incorporation filed August 20, 2014.

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

10.13
Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among the Company, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 8, 2014).

10.14
Secured Convertible Promissory Note Purchase Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.15	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.16
Security Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.17
Subordination Agreement, dated as of January 30, 2015, by and among The Co-Investment Fund II, L.P., Silicon Valley Bank, InsPro Technologies Corporation, InsPro Technologies, LLC and Atiam Technologies L.P. (incorporated by reference to Exhibit 10.4 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.18	Secured Convertible Promissory Note Purchase Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.19	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.20	Amended and Restated Security Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 27, 2015 (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of InsPro Technologies Corporation

23.1**	Consent of D’Arelli Pruzansky, P.A.

31.1**	Section 302 Certification of Principal Executive Officer.

31.2**	Section 302 Certification of Principal Financial Officer.

32.1**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

**           Filed herewith

