Form 10-Q
period 2015-03-31
InsPro Technologies Corp
filed 2015-05-14
CIK 1309442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 14, 2015, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES CORPORATION
Form 10-Q Quarterly Report

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$3,173,573	$3,431,001
Accounts receivable, net	3,360,710	2,244,812
Prepaid expenses	186,943	321,228
Other current assets	5,551	2,796
Assets of discontinued operations	16,585	19,783

Total current assets	6,743,362	6,019,620

Property and equipment, net	882,424	1,104,441
Other assets	50,000	50,000

Total assets	$7,675,786	$7,174,061

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable	$525,000	$549,329
Accounts payable	4,586,524	4,834,128
Accrued expenses	559,502	373,310
Current portion of capital lease obligations	174,022	182,388
Loan payable to related party	500,000	-
Deferred revenue	3,378,393	2,251,688

Total current liabilities	9,723,441	8,190,843

LONG TERM LIABILITIES:
Notes payable to related party and accrued interest	2,014,466	-
Warrant liability	-	5,760
Capital lease obligations	188,712	231,207

Total long term liabilities	2,203,178	236,967

Total liabilities	11,926,619	8,427,810

SHAREHOLDERS’ DEFICIT:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 3,809,378 shares issued and outstanding (liquidation value $11,428,134)	7,709,919	7,709,919
Common stock ($.001 par value; 400,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	45,963,418	45,738,974
Accumulated deficit	(60,829,817)	(57,608,289)

Total shareholders’ deficit	(4,250,833)	(1,253,749)

Total liabilities and shareholders’ deficit	$7,675,786	$7,174,061

(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31
	2015	2014
	(Unaudited)	(Unaudited)

Revenues	$3,732,773	$3,576,599

Cost of revenues	5,415,110	2,952,433

Gross margin	(1,682,337)	624,166

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	1,016,690	657,495
Advertising and other marketing	22,419	51,929
Depreciation	42,670	36,715
Rent, utilities, telephone and communications	87,713	90,662
Professional fees	180,146	170,665
Other general and administrative	199,845	181,414

Total selling, general and administrative expenses	1,549,483	1,188,880

Operating loss from continuing operations	(3,231,820)	(564,714)

Other income (expense):
Interest expense	(28,426)	(7,444)

Total other expense	(28,426)	(7,444)

Loss from continuing operations	(3,260,246)	(572,158)

Income from discontinued operations	38,718	70,400

Net loss	$(3,221,528)	$(501,758)

Net income (loss) per common share - basic and diluted:
Loss from operations	$(0.08)	$(0.01)
Gain from discontinued operations	-	-
Net loss per common share	$(0.08)	$(0.01)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(3,221,528)	$(501,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	226,696	175,455
Stock-based compensation	218,684	13,168
Change in allowance for doubtful collection of accounts receivable	33,925	-
Changes in assets and liabilities:
Accounts receivable	(1,149,823)	(853,125)
Prepaid expenses	134,285	(25,071)
Other current assets	(2,755)	498
Accounts payable	(247,604)	78,522
Accrued interest on secured note from related party	14,466	-
Accrued expenses	186,192	64,872
Deferred revenue	1,126,705	428,175
Assets of discontinued operations	3,198	7,316

Net cash used in operating activities	(2,677,559)	(611,948)

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,679)	(70,601)

Net cash used in investing activities	(4,679)	(70,601)

Cash Flows From Financing Activities:
Payments on notes payable	(24,329)	(25,761)
Gross proceeds from secured note from related party	2,000,000	-
Proceeds from loan from related party	500,000	-
Payments on capital leases	(50,861)	(23,296)

Net cash provided by (used in) financing activities	2,424,810	(49,057)

Net decrease in cash	(257,428)	(731,606)

Cash - beginning of the period	3,431,001	2,569,536

Cash - end of the period	$3,173,573	$1,837,930
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$13,960	$5,523

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

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

The Company offers InsPro Enterprise on both a licensed and an ASP (Application Service Provider) basis.  InsPro Enterprise is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business.  InsPro Technologies’ clients include insurance carriers and third party administrators.  The Company realizes revenue from the sale of software licenses, application service provider fees, hosting fees, software maintenance fees and consulting and implementation services.

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014 and notes thereto and other pertinent information contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Commission”).

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries.  All material inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2015 and 2014 include the warrant liability, allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, and deferred revenue.

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  At March 31, 2015 and December 31, 2014, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $159,071 and $125,146, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of March 31, 2015 and December 31, 2014, because of the relatively short-term maturity of these instruments and their market interest rates.

The Company follows FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. See Note 9 Fair Value Measurements.

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
March 31, 2015

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

The Company follows the provisions of the ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  As of March 31, 2015, the tax years ended December 31, 2014, 2013, 2012 and 2011 are still subject to audit.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income (loss) per common share

Basic earnings per share is computed by dividing income (loss) from continuing operations by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing the adjusted net income (loss) from operations for diluted earnings per share by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  The effects of common stock equivalents and potentially dilutive securities outstanding during 2015 and 2014 are excluded from the calculation of diluted income (loss) per common share because it is anti-dilutive.

 The Company’s common stock equivalents include the following:

	March 31, 2015	December 31, 2014

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	76,187,560	76,187,560
Options to purchase common stock issued and outstanding	6,850,000	6,725,000
Warrants to purchase common stock issued and outstanding	38,093,780	45,473,780
Warrants to purchase series A convertible preferred stock, issued and outstanding	9,200,000	6,000,000
Warrants to purchase series B convertible preferred stock, issued and outstanding	23,400,000	23,400,000
	179,266,340	183,321,340

Revenue recognition

The Company offers InsPro EnterpriseTM on both a licensed and an ASP basis.  An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by InsPro Technologies.  Alternatively, ASP hosting service enables a client to lease the InsPro Enterprise software, paying only for that capacity required to support their business.  ASP and hosting clients access InsPro Enterprise installed on the Company’s servers located at a third party’s site.

The Company’s software maintenance fees apply to both licensed and ASP clients.  Maintenance fees cover periodic updates to the application and the InsPro Enterprise help desk.

The Company’s consulting and implementation services are generally associated with the implementation of InsPro Enterprise for either an ASP or licensed client, and cover such activity as InsPro Enterprise installation, configuration, modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s revenue is generally recognized under ASC 985-605.   For software arrangements involving multiple elements, which are license fees, professional services, ASP services and maintenance services, the Company allocates revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectability is probable.  Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.  Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of all elements or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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
March 31, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro EnterpriseTM design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs and depreciation.  For the three months ended March 31, 2015 and 2014, cost of revenues consisted of the following:

	For the Three Months Ended March 31,
	2015	2014

Salaries, employee benefits and related taxes	$1,997,894	$1,879,565
Software consulting and other professional services	2,763,440	702,479
Rent, utilities, telephone and communications	96,458	103,566
Depreciation	184,026	138,740
Other cost of revenues	373,292	128,083
	$5,415,110	$2,952,433

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred. For the three months ended March 31, 2015 and 2014, advertising and other marketing costs were $22,419 and $51,929, respectively.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”).  At March 31, 2015, the Company had $3,173,573 of cash in United States bank deposits, of which $500,947 was federally insured and $2,672,626 was not federally insured.  In 2010 the FDIC insurance coverage limit was increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s InsPro EnterpriseTM clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	March 31, 2015	December 31, 2014

Client #1	25%	16%
Client #2	22%	14%
Client #3	12%	13%
Client #4	-	12%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table lists the percentage of the Company’s revenue earned from the Company’s InsPro Enterprise clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the 3 Months Ended March 31,
	2015	2014

Client #1	18%	19%
Client #2	12%	16%
Client #3	-	11%

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

Registration rights agreements

At March 31, 2015, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements.  Accordingly, no liability was recorded as of March 31, 2015.  See Note 6 - Stockholders Equity – Registration and Participation Rights.

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
March 31, 2015

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

The financial position of discontinued operations was as follows:

	March 31, 2015	December 31, 2014

Accounts receivable	$16,585	$19,783
Net current assets of discontinued operations	$16,585	$19,783

The results of discontinued operations do not include any allocated or common overhead expenses.  The results of operations of discontinued operations were as follows:

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Commission and other revenue from carriers	$3,907	$9,821
eHealth Agreement	44,289	69,368

	48,196	79,189

Operating expenses:
Other general and administrative	9,478	8,789

	9,478	8,789

Income from discontinued operations	$38,718	$70,400

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	March 31, 2015	December 31, 2014
Computer equipment and software	3	$3,932,171	$3,927,491
Office equipment	4.6	148,381	148,381
Office furniture and fixtures	6.7	189,857	189,857
Leasehold improvements	5.4	94,620	94,620
		4,365,029	4,360,349

Less accumulated depreciation		(3,482,605)	(3,255,908)

		$882,424	$1,104,441

The following table discloses depreciation expense as reported in the statement of operations.

	For the Three Months Ended March 31,
	2015	2014

Depreciation included in cost of revenues	$184,026	$138,740
Depreciation included in selling, general and administrative	42,670	36,715
Total depreciation	$226,696	$175,455

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2015	At December 31, 2014

Notes payable for insurance premium financing	$-	$24,329
Loan from Silicon Valley Bank	525,000	525,000

	$525,000	$549,329

On October 3, 2012, the Company together with InsPro Technologies and Atiam Technologies L. P., which is a wholly owned subsidiary of the Company, (collectively the “InsPro Parties”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). On December 2, 2014, the Borrowers entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with SVB.  The Loan Agreement established a revolving credit facility for the InsPro Parties in the principal amount of up to $2,000,000.  The Amended and Restated Loan Agreement among other things increased the maximum amount of the facility from $2,000,000 to $4,000,000 outstanding at any time (the “Revolving Facility”).

As of March 31, 2015, the Company was not in compliance with the Amended and Restated Loan Agreement.  As of March 31, 2015, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base was $2,310,917.  As of March 31, 2015 the adjusted quick ratio under the Revolving Facility was 1.03:1.00.  As of March 31, 2015, the InsPro Parties’ adjusted EBITDA for the 12 months ended March 31, 2015, was ($5,801,373).   See Note 11 - Subsequent Events.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 5 – LOANS FROM RELATED PARTIES

Secured Convertible Promissory Note to Co-Investment Fund II, LP.

On January 30, 2015, the Company and InsPro Technologies issued a Secured Convertible Promissory Note (“Note”) to The Co-Investment Fund II, L.P., a holder of more than 5% of our common stock on an as converted basis (“Co-Investment”), pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”).  In connection with the Note Purchase Agreement, the Company, InsPro Technologies, LLC (“InsPro LLC” and together with the Company the “Borrowers”) and Co-Investment entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”).   Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Company and InsPro Technologies, which is secured by all assets of the Company and InsPro Technologies other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (“Collateral”).  Pursuant to the Secured Convertible Promissory Note (“Note”), interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest will be paid on or before June 30, 2016.  Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000.  In the event that the Company consummates a consolidation, merger of reorganization in which the stockholders of the Company do not hold at least a majority of the voting power of the surviving entity in substantially the same proportion immediately after such consolidation, merger or reorganization, or the Company consummates a transaction or series of related transaction in which in excess of fifty percent of the voting power is transferred, then upon notice to Co-Investment the Company shall repay the entire outstanding principal balance and all unpaid accrued interest under the Note upon the closing of such transaction.  The Borrowers may prepay the Note at any time in whole or in part without payment of penalty or unearned interest.

Pursuant to the Security Agreement, the Borrowers shall not, without the Co-Investment’s prior consent, sell, lease or otherwise dispose of any equipment or fixtures constituting Collateral.  In addition, the Borrowers will furnish Co-Investment with such information and documents regarding the Collateral and their financial condition, business, assets and liabilities as is reasonably requested by Co-Investment.

In connection with the Financing Agreements, Co-Investment entered into a Subordination Agreement (“Subordination Agreement”) with SVB, the terms of such agreement were approved by the Company, InsPro LLC and Atiam Technologies L.P.  Pursuant to the Subordination Agreement, Co-Investment agreed, among other things, that all obligations under the Amended and Restated Loan Agreement and any other obligations to SVB would be senior to the outstanding indebtedness under the Financing Agreements.

On March 27, 2015, the Borrowers issued a second Secured Convertible Promissory Note (the “Second Note”) in the amount of $1,000,000 to Co-Investment pursuant to a second Secured Convertible Promissory Note Purchase Agreement (the “Second Note Purchase Agreement”).  The terms of the Second Note are essentially identical to the terms of the Note and the terms of the Second Note Purchase Agreement are essentially identical to the terms of the Note Purchase Agreement.

As of March 31, 2015, the Company has not issued or sold equity securities that would allow Co-Investment to convert the Note or the Second Note into equity securities of the Company or determine the terms of the conversion of the Note or Second Note into equity securities of the Company. As of March 31, 2015, the Note or the Second Note are not convertible into any equity securities of the Company and the Company has not accounted for the conversion feature of the Note and the Second Note.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 5 – LOANS FROM RELATED PARTIES (continued)

Loan Payable to Related Party

On March 17, 2015, the Company received a loan from Edmond Walters, a current director of the Company, in the amount of $500,000 (the “Walters Loan”).  The Walters Loan was a pre-payment by Mr. Walters in connection with any future issuance of equity securities of the Company, and is convertible into equity securities of the Company in connection with any such future issuance of equity securities as agreed to by the Company and Mr. Walters.  The Loan From Mr. Walters is refundable to Mr. Walters on demand, without interest, if the Company does not consummate an equity financing within a time period to be determined by the Company and Mr. Walters.

As of March 31, 2015, the Company has not issued or sold equity securities that would allow Mr. Walters to convert the Walters Loan into equity securities of the Company or determine the terms of the conversion of the Walters Loan into equity securities of the Company. As of March 31, 2015, Walters Loan is not convertible into any equity securities of the Company and the Company has not accounted for the conversion feature of the Walters Loan.

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

As of March 31, 2015 and December 31, 2014, the Company was authorized to issue 400,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”).  As of March 31, 2015 and December 31, 2014, the Company had 41,543,655 shares of its Common Stock issued and outstanding.  The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	March 31, 2015	December 31, 2014

Exercise of options issued and outstanding to purchase common stock	6,850,000	6,725,000
Issuance of common shares available under the 2010 Equity Compensation Plan	22,146,980	22,271,980
Exercise of warrants issued and outstanding to purchase common stock	38,093,780	45,473,780
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	9,200,000	6,000,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	76,187,560	76,187,560
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	23,400,000	23400000

Total common stock reserved for issuance	201,413,320	205,593,320

The above table includes Common Stock reserved for non exercisable stock options and Common Stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Convertible Preferred Stock

As of March 31, 2015 and December 31, 2014, the Company was authorized to issue 3,437,500 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”).  As of March 31, 2015 and December 31, 2014, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding.  As of March 31, 2015 and December 31, 2014, the Company has reserved 460,000 and 300,000 shares of Series A Preferred Stock, respectively, for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

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

Series B Convertible Preferred Stock

As of March 31, 2015 and December 31, 2014, the Company was authorized to issue 5,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 per share (“Series B Preferred Stock”).  As of March 31, 2015 and December 31, 2014, the Company had 3,809,378 of its Series B Preferred Stock issued and outstanding, respectively. As of March 31, 2015 and December 31, 2014, the Company has reserved 1,170,000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price or $11,428,134, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis. Each share of Series B Preferred Stock becomes convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock. For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price or $11,428,134 in aggregate for all issued and outstanding Series B Preferred Stock.

Stock Options

During the three months ended March 31, 2015, 75,000 options, which were previously granted to a former employee of the Company, expired in accordance with the terms of such stock options.

On March 27, 2015, the Company granted to an executive of the Company an option to purchase a total of 200,000 shares of the Company’s Common Stock, which vests as follows: 66,666 shares of Common Stock on March 27, 2016 and 66,667 shares of Common Stock on March 27 of each year from 2017 through 2018. This option has a five year term and an exercise price of $0.10 per share, which exceeded the $0.067 closing price of one share of the Company’s Common Stock as quoted on the OTCBB on March 27, 2015. The fair value of the option granted was estimated on the date of the grant to be $14,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 792%, risk-free interest rate: 0.12%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $64 in the 3 months ended March 31, 2015.

As of March 31, 2015, there were 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 22,946,980 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options in salaries, commission and related taxes of $16,683 and $13,168 for the three months ended March 31, 2015 and 2014, respectively.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation for both options to purchase common stock and Series A Preferred Stock was $383,819 as of March 31, 2015, which will be recognized over a weighted average 3.5 years in the future.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

A summary of the Company’s outstanding stock options as of and for the three months ended March 31, 2015 are as follows:
	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2014	6,725,000	$0.46	$0.30	1.66	$-

For the period ended March 31, 2015
Granted	200,000	0.10	0.07
Exercised	-	-	-
Expired	(75,000)	0.10	0.10

Outstanding at March 31, 2015	6,850,000	$0.45	$0.29	2.78	$-

Outstanding and exercisable at March 31, 2015	3,650,000	$0.74	$0.51	1.28	$-

(1) The aggregate intrinsic value is based on the $0.058 closing price as of March 31, 2015 for the Company’s Common Stock.

The following information applies to options outstanding at March 31, 2015:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.065	250,000	0.3	$0.065	250,000	$0.065
0.100	3,875,000	4.5	0.100	675,000	0.100
0.111	1,500,000	0.4	0.111	1,500,000	0.111
1.000	750,000	0.6	1.000	750,000	1.000
3.500	75,000	1.0	3.500	75,000	3.500
$3.600	400,000	1.1	$3.600	400,000	$3.600
	6,850,000			3,650,000

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants as of and for the three months ended March 31, 2015 are as follows:
		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2014	45,473,780	$0.15

For the period ended March 31, 2015
Granted	-	-
Exercised	-	-
Expired	(7,380,000)	0.15
Outstanding and exercisable at March 31, 2015	38,093,780	$0.15

Outstanding warrants at March 31, 2015 have an average weighted average remaining contractual life of 1.1 years.

The following information applies to warrants outstanding at March 31, 2015:

			Weighted	Anti-dilution	Outstanding
	Warrant	Warrant	Average	Provision	Common
Warrant	Exercise	Expiration	Remaining	Expiration	Stock
Issue Date	Price	Date	Life	Date	Warrants

9/30/2010	0.15	9/30/2015	0.5	expired	18,000,010
11/29/2010	0.15	11/29/2015	0.7	expired	2,000,000
12/22/2010	0.15	12/22/2015	0.7	expired	7,973,780
11/20/2012	0.15	11/20/2017	2.6	expired	4,999,990
3/14/2013	0.15	3/14/2018	3.0	expired	120,000
9/12/2013	$0.15	11/20/2017	2.6	expired	5,000,000

					38,093,780

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

Series A Preferred Stock warrants

On March 27, 2015, the Company granted to two executives of the Company warrants to purchase a total of 160,000 shares of the Company’s Series A Preferred Stock, which in total vests as follows: 40,000 shares of Series A Preferred Stock on March 27 of each year from 2016 through 2019. These warrants each have a five year term and an exercise price of $4.00 per share. The fair value of these warrants granted were estimated on the date of the grant to be $224,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 768%, risk-free interest rate: 0.12%, expected life in years: 5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to these warrants in salaries, commission and related taxes of $767 in the 3 months ended March 31, 2015.

On March 27, 2015, the Company amended and restated a warrant to purchase a total of 150,000 shares of the Company’s Series A Preferred Stock originally granted to Mr. Robert J. Oakes on August 18, 2010. The original warrant had an expiration date of August 18, 2015, whereas the amended and restated warrant has an expiration date of September 14, 2016. The warrant is fully exercisable and has an exercise price of $4.00 per share. The fair value of the amendment to the warrant was estimated on the date of the amendment to be $202,001 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 375%, risk-free interest rate: 0.12%, expected life in years: 1.5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $202,001 in the 3 months ended March 31, 2015.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY (Continued)

Outstanding preferred stock warrants to purchase the Company’s Series A Preferred Stock at March 31, 2015 have a remaining contractual life of 2.3 years. A summary of the status of the Company’s outstanding Series A Preferred Stock warrants as of and for the three months ended March 31, 2015 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2014	300,000	$4.00

For the period ended March 31, 2015
Granted	160,000	4.00
Exercised	-	-
Expired	-	-
Outstanding and exercisable at March 31, 2015	460,000	$4.00

Series B Preferred Stock Warrants

Outstanding preferred stock warrants to purchase the Company’s Series A Preferred Stock at March 31, 2015 have a remaining contractual life of 4.1 years. A summary of the status of the Company’s outstanding Series B Preferred Stock warrants as of and for the three months ended March 31, 2015 are as follows:
Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2014	1,170,000	$3.00

For the period ended March 31, 2015
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at March 31, 2015	1,170,000	$3.00

Registration and Participation Rights

As of March 31, 2015, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company’s subsidiary InsPro LLC has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of each lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of March 31, 2015 and December 31, 2014:

		March 31, 2015	December 31, 2014
	Useful Life (Years)
Computer equipment and software	3	$1,179,211	$1,179,211
Phone System	3	15,011	15,011
		1,194,222	1,194,222
Less accumulated depreciation		(847,063)	(803,353)
		$347,159	$390,869

Future minimum payments required under capital leases at March 31, 2015 are as follows:

2015	$141,483
2016	179,406
2017	58,673

Total future payments	379,562
Less amount representing interest	16,828

Present value of future minimum payments	362,734
Less current portion	174,022

Long-term portion	$188,712

NOTE 8 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. An employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation. The contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $21,647 and $19,882 for the three months ended March 31, 2015 and 2014, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 9 – OPERATING LEASES

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania. The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of Landlord’s building expenses. Under the terms of the lease agreement, rent was waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet. The Company recorded a liability for deferred rent in accrued liabilities in the amount of $56,807 as of March 31, 2015.

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $144,249 and $138,479 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The following tables provide a summary of the fair values of the Company’s assets and liabilities.

As of March 31, 2015
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value
LIABILITIES:
Warrant liability	$-	$-	$-	$-

Total liabilities	$-	$-	$-	$-
	As of December 31, 2014
	Fair Value Measurements Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value
LIABILITIES:
Warrant liability	$-	$-	$5,760	$5,760

Total liabilities	$-	$-	$5,760	$5,760

Warrant liability

The Company issued warrants, which contain certain anti-dilution provisions that reduce the exercise price of the warrants in certain circumstances. See Note 5 - Equity - Common Stock Warrants. The Company has classified the warrant liability as non-current based an evaluation of the contractual obligations of the warrants and management’s expectation as to the settlement date of the warrant liability. The Company measured its warrant liability using Level 3 inputs as defined by ASC 820.

Upon the Company’s adoption of the Derivative and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”) on January 1, 2009, the Company determined that the warrants with provisions that reduce the exercise price of the warrants did not qualify for a scope exception under ASC 815 as they were determined to not be indexed to the Company’s stock as prescribed by ASC 815.

The Company determined the fair value of the warrant liability at March 31, 2015 was $0. As of March 31,2015, there were no warrants with provisions that reduce the exercise price of the warrants. Accordingly all warrants qualify for a scope exception under ASC 815.

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the three months ended March 31, 2015:

Warrant liability balance as of December 31, 2014	$5,760
Fair value of warrants whose anti-dilution provisions expired during the period	(5,760)
Warrant liability balance as of March 31, 2015	$-

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 11 – SUBSEQUENT EVENTS

Effective April 15, 2015, the InsPro Parties entered into a forbearance agreement whereby the InsPro Parties acknowledged that they are currently in default under the Amended and Restated Loan Agreement by virtue of the InsPro Parties’ failure to comply with the financial covenant that the InsPro Parties maintain a certain cumulative Adjusted EBITDA as of the quarter ended December 31, 2014 (the “Default”); and SVB agreed to forbear from exercising its rights and remedies with respect to the Default from the date of this forbearance agreement until the earlier to occur of (a) the occurrence of any Event of Default as defined in the Amended and Restated Loan Agreement (other than the Default) or (b) April 30, 2015.

On September 14, 2007, InsPro LLC entered into a lease agreement (the “Lease Agreement”) with BPG Officer VI Baldwin Tower L.P. (“BPG”). On April 28, 2015, InsPro LLC and BPG entered into a fifth amendment to the Lease Agreement whereby InsPro LLC and BPG agreed to amend the Lease Agreement to increase the leased office space by 6,801 rentable square feet effective April 1, 2015, through March 31, 2106, at an incremental monthly rent of $10,000 per month.

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

Use of Estimates - Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2015 and 2014 include the warrant liability, allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, and deferred revenue. Actual results may differ from these estimates under different assumptions or conditions.

The Company offers InsPro Enterprise on a licensed and an application service provider (“ASP”) basis. An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP hosting service enables a client to lease the InsPro Enterprise, paying only for that capacity required to support their business. ASP clients access an instance of InsPro Enterprise installed on the Company’s servers located at a third party’s site.

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

The Company’s revenue is generally recognized under ASC 985-605. For software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectability is probable. Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term. Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

Revenues

For the three months ended March 31, 2015 (“First Quarter 2015”), we earned revenues of $3,732,773 compared to $3,576,599 for the three months ended March 31, 2014 (“First Quarter 2014”), an increase of $156,174 or 4%.  Revenues include the following:

	For the Three Months Ended March 31,
	2015	2014

Professional services	$1,610,226	$2,146,029
ASP revenue	1,467,272	1,046,169
License fee revenue	186,624	-
Maintenance revenue	450,593	384,401
Other revenue	18,058	-

Total	$3,732,773	$3,576,599

•
In First Quarter 2015 our professional services revenue decreased $535,803, or 25%, as a result of lower billable implementation services.  Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise.  Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•
In First Quarter 2015 our ASP revenue increased $421,103, or 40%, as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients.  ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company.  ASP hosting clients access InsPro Enterprise installed on the Company’s servers located at a third party’s site.

•	In First Quarter 2015 we earned $186,624 of license fee revenue, which pertained to the re-sale of third party software licenses to clients in the process of implementing InsPro Enterprise.

•	In First Quarter 2015 our maintenance revenue increased $66,192 or 17% as a result of increased fees from several clients’ recent implementations of InsPro Enterprise.

•	Other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties.

Cost of Revenues

Our cost of revenues for First Quarter 2015 was $5,415,110 as compared to $2,952,433 for First Quarter 2014 for an increase of $2,462,677, or 83%, as compared to First Quarter 2014.  Cost of revenues consisted of the following:

	For the Three Months Ended March 31,
	2015	2014

Salaries, employee benefits and related taxes	$1,997,894	$1,879,565
Software consulting and other professional services	2,763,440	702,479
Rent, utilities, telephone and communications	96,458	103,566
Depreciation	184,026	138,740
Other cost of revenues	373,292	128,083
	$5,415,110	$2,952,433

•
In First Quarter 2015 our salaries, employee benefits and related taxes component of cost of revenues increased $118,329, or 6%, as compared to First Quarter 2014.  Salaries, employee benefits and related taxes increased primarily as a result of increased employee staffing.

•
In First Quarter 2015 our professional fees component of cost of revenues increased $2,060,961, or 293%, as compared to First Quarter 2014.  Professional fees increased as a result of increased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro EnterpriseTM.  In the third quarter 2014 the Company engaged a third party consulting firm to be a preferred system integrator for InsPro Enterprise, which contributed to the increase in cost.

•
In First Quarter 2015 our depreciation expense component of cost of revenues increased $45,286, or 33%, as compared to First Quarter 2014.  Depreciation expense increased as a result of recent computer equipment and software purchases, which were primarily related to recent clients’ implementations of InsPro Enterprise.

•
In First Quarter 2015 our other cost of revenues component of cost of revenues increased $245,209, or 191%, as compared to First Quarter 2014.  The increase was primarily the result of $177,675 cost of 3rd party licensed software resold to two clients, increased computer processing costs associated with increase in the number of InsPro LLC’s clients and increased travel and lodging costs associated with multiple implementations of InsPro Enterprise.  Other cost of revenues consisted of the cost of 3rd party licensed software resold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross (Loss) Profit

As a result of the aforementioned factors, we reported a gross loss of $1,682,337 in First Quarter 2015, as compared to a gross profit of $624,166 in First Quarter 2014. The results from operations in the first quarter of 2015 were unfavorably impacted by higher cost of revenues, a result of increased utilization of several outside consulting firms, to assist with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro Enterprise™.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for First Quarter 2015 was $1,549,483 as compared to $1,188,880 for First Quarter 2014 for an increase of $360,603, or 30%, as compared to First Quarter 2014.  Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended March 31,
	2015	2014

Salaries, employee benefits and related taxes	$1,016,690	$657,495
Advertising and other marketing	22,419	51,929
Depreciation	42,670	36,715
Rent, utilities, telephone and communications	87,713	90,662
Professional fees	180,146	170,665
Other general and administrative	199,845	181,414
	$1,549,483	$1,188,880

•
In First Quarter 2015 our salaries, employee benefits and related taxes increased $359,195, or 55%, as compared to First Quarter 2014.  The increase was primarily the result of $205,616 increase in equity compensation of executives of InsPro LLC and accrued severance expense associated with the termination of an executive of InsPro LLC.

o
On March 27, 2015, the Company amended and restated a warrant to purchase a total of 150,000 shares of the Company’s Series A Preferred Stock originally granted to Mr. Robert J. Oakes on August 18, 2010.  The original warrant had an expiration date of August 18, 2015, whereas the amended and restated warrant has an expiration date of September 14 2016.   The warrant is fully exercisable and has an exercise price of $4.00 per share.  The fair value of the amendment to the warrant was estimated on the date of the amendment to be $202,001 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 375%, risk-free interest rate: 0.12%, expected life in years: 1.5 based on the contract life of the warrant grant, and assumed dividend yield: 0%.  The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $202,001 in the 3 months ended March 31, 2015.

•	In First Quarter 2015 our advertising and other marketing expenses decreased $29,510, or 56%, as compared to First Quarter 2014 primarily as a result of reduced marketing activities.

•
In First Quarter 2015 our other general and administrative expenses increased $18,431, or 10%, as compared to First Quarter 2014.  The increase is primarily the result of $33,925 increase in the allowance for doubtful collection of accounts receivable.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a loss from continuing operations of $3,231,820, in First Quarter 2015, as compared to $564,714 in First Quarter 2014.

Other income (expenses)

Interest expense is attributable to interest on the Company’s loans with Co-Investment Fund II, L. P., Silicon Valley Bank, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages. The increase in interest expense is primarily the result of interest on the Company’s loan with Co-Investment Fund II, L. P.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Commission and other revenue from carriers	$3,907	$9,821
eHealth Agreement	44,289	69,368

	48,196	79,189

Operating expenses:
Other general and administrative	9,478	8,789

	9,478	8,789

Income from discontinued operations	$38,718	$70,400

For First Quarter 2015 we earned revenues from discontinued operations of $48,289 as compared to $79,189 in the First Quarter 2014, a decrease of $30,993, or 39%.  Revenues include the following:

•	In First Quarter 2015 our commission and other revenue from carriers decreased due to the declines in our telesales call center produced agency business.

•
On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a client transition agreement. In First Quarter 2015 our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

As a result of the aforementioned factors, we reported a gain from discontinued operations of $38,718 or $0.00 gain from discontinued operations per share in First Quarter 2015 as compared to $70,400 or $0.00 gain from discontinued operations per share in First Quarter 2014.

Net loss

As a result of these factors discussed above, we reported a net loss of $3,221,528, or $0.08 net loss per share, in First Quarter 2015 as compared to a net loss of $501,758 or $0.01 net loss per share in First Quarter 2014.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, we had a cash balance of $3,173,573 and a working capital deficit of ($2,994,549).

Net cash used by operations was $2,677,559 in First Quarter 2015 as compared to $611,948 in First Quarter 2014.  Impacting our cash flow from operations was our net loss of $3,221,528 in First Quarter 2015 as compared to our net loss of $501,758 in First Quarter 2014 and:

•
Increases in accounts receivable of $1,149,823 in First Quarter 2015, which is primarily the result of increased billings to clients primarily for unearned licensed fees and annual maintenance billings and to a lesser extent higher billings for ASP and hosting fees.

•	Decreases in accounts payable of $247,604 in First Quarter 2015, which is primarily the result of increased payments to several outside IT consulting firms.

•
Decreases in accrued expenses of $186,192 in First Quarter 2015, which is primarily the result of accrued severance in the amount of $96,885 combined with higher accrued computer processing and IT consulting services.

•
Increases in deferred revenue of $1,126,705 in First Quarter 2015, which is primarily the result of unearned license fees and annual maintenance fee deposits, which were collected but not earned in First Quarter 2015.

In addition to cash used in operating activities we incurred the following non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $226,696 and $175,455 in First Quarter 2015 and First Quarter 2014, respectively.

•	Recorded stock-based compensation and consulting expense of $218,684 and $13,168 in First Quarter 2015 and First Quarter 2014, respectively.

•	Increase in the allowance for doubtful collection of accounts receivable of $33,925 and $0 in First Quarter 2015 and First Quarter 2014, respectively.

Net cash used by investing activities in First Quarter 2015 was $4,679 as compared to $70,601 in First Quarter 2014.

Net cash provided by financing activities in First Quarter 2015 was $2,424,810 as compared to $49,057 of cash used in First Quarter 2014.

•
On January 30, 2015, the Company and InsPro LLC issued a Secured Convertible Promissory Note (“Note”) to The Co-Investment Fund II, L.P., a holder of more than 5% of our common stock on an as converted basis (“Co-Investment”), pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”).  In connection with the Note Purchase Agreement, the Borrowers entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”).   Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Borrowers, which is secured by all assets of the Company and InsPro Technologies other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (“Collateral”).  Pursuant to the Secured Convertible Promissory Note (“Note”), interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest will be paid on or before June 30, 2016.  Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000.  In the event that the Company consummates a consolidation, merger of reorganization in which the stockholders of the Company do not hold at least a majority of the voting power of the surviving entity in substantially the same proportion immediately after such consolidation, merger or reorganization, or the Company consummates a transaction or series of related transaction in which in excess of fifty percent of the voting power is transferred, then upon notice to Co-Investment the Company shall repay the entire outstanding principal balance and all unpaid accrued interest under the Note upon the closing of such transaction.  The Borrowers may prepay the Note at any time in whole or in part without payment of penalty or unearned interest.

•
On March 27, 2015, the Borrowers issued a second Secured Convertible Promissory Note (“The Second Note”) in the amount of $1,000,000 to Co-Investment pursuant to a second Secured Convertible Promissory Note Purchase Agreement (the “Second Note Purchase Agreement”).  The terms of the Second Note are essentially identical to the terms of the Note and the terms of the Second Note Purchase Agreement are essentially identical to the terms of the Note Purchase Agreement.

•
On March 17, 2015, the Company received a loan from Edmond Walters, a current director of the Company, in the amount of $500,000 (the “Walters Loan”).  The Walters Loan was a pre-payment by Mr. Walters in connection with any future issuance of equity securities of the Company, and is convertible into equity securities of the Company in connection with any such future issuance of equity securities as agreed to by the Company and Mr. Walters.  The Walters Loan is refundable to Mr. Walters on demand, without interest, if the Company does not consummate an equity financing within a time period to be determined by the Company and Mr. Walters.

•	Payments on notes payable pertain to notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations.

On October 3, 2012, the Company together with InsPro LLC and Atiam Technologies L. P. (the “InsPro Parties”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). On December 2, 2014, the InsPro Parties entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with SVB.  The Loan Agreement established a revolving credit facility for the Borrowers in the principal amount of up to $2,000,000.  The Amended and Restated Loan Agreement increased the maximum amount of the facility from $2,000,000 to $4,000,000 outstanding at any time (the “Revolving Facility”).

As of March 31, 2015, the InsPro Parties were not in compliance with the Amended and Restated Loan Agreement.  As of December 31, 2014, the balance of the Revolving Facility was $525,000, which is included in notes payable in our balance sheet, and the Borrowing Base was $2,310,917.  As of March 31, 2015 the adjusted quick ratio under the Revolving Facility was 1.03:1.00.  As of March 31, 2015, the Borrowers’ adjusted EBITDA for the 12 months ended March 31, 2015, was ($5,801,373).

Effective April 15, 2015, the InsPro Parties and SVB entered into a forbearance agreement whereby the InsPro Parties acknowledged that they are currently in default under the Amended and Restated Loan Agreement by virtue of the InsPro Parties’ failure to comply with the financial covenant that the InsPro Parties maintain a certain cumulative Adjusted EBITDA as of the quarter ended December 31, 2014 (the “Default”); and SVB agreed to forbear from exercising its rights and remedies with respect to the Default from the date of this forbearance agreement until the earlier to occur of (a) the occurrence of any Event of Default as defined in the Amended and Restated Loan Agreement (other than the Default) or (b) April 30, 2015.

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

Date: May 14, 2015	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Principal Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †

* Filed herewith.
† Furnished herewith.