Form 10-Q
period 2015-06-30
InsPro Technologies Corp
filed 2015-08-14
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$3,179,256	$3,431,001
Accounts receivable, net	2,622,563	2,244,812
Prepaid expenses	366,236	321,228
Other current assets	2,642	2,796
Assets of discontinued operations	16,598	19,783

Total current assets	6,187,295	6,019,620

Property and equipment, net	810,676	1,104,441
Other assets	50,000	50,000

Total assets	$7,047,971	$7,174,061

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable	$95,575	$549,329
Notes payable to related party and accrued interest	2,054,358	-
Accounts payable	5,705,305	4,834,128
Accrued expenses	602,424	373,310
Current portion of capital lease obligations	169,036	182,388
Due to related parties	500,000	-
Deferred revenue	3,503,894	2,251,688

Total current liabilities	12,630,592	8,190,843

LONG TERM LIABILITIES:
Warrant liability	-	5,760
Capital lease obligations	145,730	231,207

Total long term liabilities	145,730	236,967

Total liabilities	12,776,322	8,427,810

SHAREHOLDERS’ DEFICIT:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 5,000,000 shares authorized, 3,809,378 shares issued and outstanding (liquidation value $11,428,134)	7,709,919	7,709,919
Common stock ($.001 par value; 400,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	45,975,099	45,738,974
Accumulated deficit	(62,319,016)	(57,608,289)

Total shareholders’ deficit	(5,728,351)	(1,253,749)

Total liabilities and shareholders’ deficit	$7,047,971	$7,174,061

(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$5,588,153	$4,267,656	$9,320,926	$7,844,255

Cost of revenues	5,600,260	3,614,767	11,015,370	6,567,200

Gross profit (loss)	(12,107)	652,889	(1,694,444)	1,277,055

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	682,823	2,385,650	1,699,513	3,043,145
Advertising and other marketing	69,230	91,319	91,649	143,248
Depreciation	21,877	42,139	64,547	78,854
Rent, utilities, telephone and communications	90,223	103,427	177,936	194,089
Professional fees	317,250	366,434	497,396	537,099
Other general and administrative	304,606	211,564	504,451	392,979

Total selling, general and administrative expenses	1,486,009	3,200,533	3,035,492	4,389,414

Operating loss from continuing operations	(1,498,116)	(2,547,644)	(4,729,936)	(3,112,359)

Other income (expense):
Gain on the change of the fair value of warrant liability	-	10,120	-	10,120
Gain on the sale of equipment	20,669	-	20,669	-
Interest income	-	-	-	-
Interest expense	(52,770)	(11,234)	(81,196)	(18,678)

Total other expense	(32,101)	(1,114)	(60,527)	(8,558)

Loss from continuing operations	(1,530,217)	(2,548,758)	(4,790,463)	(3,120,917)

Income from discontinued operations	41,018	61,617	79,736	132,017

Net loss	$(1,489,199)	$(2,487,141)	$(4,710,727)	$(2,988,900)

Net income (loss) per common share - basic and diluted:
Loss from continuing operations	$(0.04)	$(0.06)	$(0.11)	$(0.07)
Income from discontinued operations	-	-	-	-
Net loss per common share	$(0.04)	$(0.06)	$(0.11)	$(0.07)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(4,710,727)	$(2,988,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	354,908	383,686
Stock-based compensation	230,365	1,707,922
(Gain) on change of fair value of warrant liability	-	(10,120)
(Gain) on the sale of equipment	(20,669)	-
Changes in assets and liabilities:
Accounts receivable	(377,751)	(505,663)
Prepaid expenses	(45,008)	(76,633)
Other current assets	154	(1,835)
Accounts payable	871,177	204,980
Accrued interest on secured note from related party	54,358	-
Accrued expenses	229,114	249,940
Deferred revenue	1,252,206	1,316,930
Assets of discontinued operations	3,185	9,506

Net cash (used in) provided by operating activities	(2,158,688)	289,813

Cash Flows From Investing Activities:
Purchase of property and equipment	(70,691)	(203,583)
Sale of equipment	30,217	-

Net cash used in investing activities	(40,474)	(203,583)

Cash Flows From Financing Activities:
Payments on notes payable	(453,754)	(44,859)
Gross proceeds from secured note from related party	2,000,000	-
Gross proceeds loan payable to related party	500,000	-
Payments on capital leases	(98,829)	-

Net cash provided by (used in) financing activities	1,947,417	(44,859)

Net decrease in cash	(251,745)	41,371

Cash - beginning of the period	3,431,001	2,569,536

Cash - end of the period	$3,179,256	$2,610,907

Supplemental Disclosures of Cash Flow Information Cash payments for interest	$26,838	$16,819

Non cash financing activities:
Accrued interest on loan payable	$54,358	$-
Fair value of warrants reclassified to additional paid in capital	$5,760	$-
Property and equipment acquired under capital leases	$-	$381,049

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

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
June 30, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2015 and December 31, 2014, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $247,700 and $125,146, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of June 30, 2015 and December 31, 2014, because of the relatively short-term maturity of these instruments and their market interest rates.

The Company follows Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. See Note 9 Fair Value Measurements.

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
June 30, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company accounts for income taxes pursuant to the provisions of FASB ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

The Company has adopted FASB ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2015, the tax years ended December 31, 2014, 2013, 2012 and 2011 are still subject to audit.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s common stock equivalents include the following:

	June 30, 2015	December 31, 2014

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	76,187,560	76,187,560
Options to purchase common stock issued and outstanding	6,725,000	6,725,000
Warrants to purchase common stock issued and outstanding	38,093,780	45,473,780
Warrants to purchase series A convertible preferred stock, issued and outstanding	9,200,000	6,000,000
Warrants to purchase series B convertible preferred stock, issued and outstanding	23,400,000	23,400,000
	179,141,340	183,321,340

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

The Company’s revenue is generally recognized under FASB ASC 985-605 (“ASC 985-605”). For software arrangements involving multiple elements, which are license fees, professional services, ASP services and maintenance services, the Company allocates revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectability is probable. Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term. Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

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

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro EnterpriseTM design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs and depreciation. For the three and six months ended June 30, 2015 and 2014, cost of revenues consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Compensation, employee benefits and related taxes	$2,012,230	$1,769,310	$4,010,124	$3,648,875
Professional fees	3,184,734	1,417,693	5,948,174	2,120,172
Depreciation	193,903	201,266	290,361	304,832
Rent, utilities, telephone and communications	48,932	102,858	232,957	241,598
Other cost of revenues	160,461	123,640	533,754	251,723
	$5,600,260	$3,614,767	$11,015,370	$6,567,200

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred. For the three months ended June 30, 2015 and 2014, advertising and other marketing costs were $69,230 and $91,319, respectively. For the six months ended June 30, 2015 and 2014, advertising and other marketing costs were $91,649 and $143,248, respectively.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2015, the Company had $3,179,256 of cash in United States bank deposits, of which $500,260 was federally insured and $2,678,996 was not federally insured. In 2010 the FDIC insurance coverage limit was increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s InsPro EnterpriseTM clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	June 30, 2015	December 31, 2014

Client #1	25%	16%
Client #2	21%	14%
Client #3	-	13%
Client #4	-	12%

The following table lists the percentage of the Company’s revenue earned from the Company’s InsPro Enterprise clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the 6 Months Ended June 30,
	2015	2014

Client #1	17%	20%
Client #2	12%	17%
Client #3	10%	11%

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

Registration rights agreements

At June 30, 2015, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements. Accordingly, no liability was recorded as of June 30, 2015. See Note 6 - Stockholders Deficit – Registration and Participation Rights.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by FASB, which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

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

The financial position of discontinued operations was as follows:

	June 30, 2015	December 31, 2014

Accounts receivable	$16,598	$19,783
Net current assets of discontinued operations	$16,598	$19,783

The results of discontinued operations do not include any allocated or common overhead expenses. The results of operations of discontinued operations were as follows:

	For the Three Months Ended June 30,		For the 6 Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Commission and other revenue from carriers	$4,780	$7,417	$8,687	$17,238
Transition policy commission pursuant to the Agreement	42,238	60,200	86,527	129,567

	47,018	67,617	95,214	146,805

Operating expenses:
Other general and administrative	6,000	6,000	15,478	14,788

	6,000	6,000	15,478	14,788

Income from discontinued operations	$41,018	$61,617	$79,736	$132,017

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful
	Life
	(Years)	June 30, 2015	December 31, 2014
Computer equipment and software	3	$3,970,644	$3,927,491
Office equipment	4.6	$158,732	148,381
Office furniture and fixtures	6.7	189,857	189,857
Leasehold improvements	5.4	94,620	94,620
		4,413,853	4,360,349

Less accumulated depreciation		(3,603,177)	(3,255,908)

		$810,676	$1,104,441

The following table discloses depreciation expense as reported in the statement of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Depreciation included in cost of revenues	$193,903	$201,266	$290,361	$304,832
Depreciation included in selling, general and administrative	21,877	42,139	64,547	78,854
Total depreciation	$215,780	$243,405	$354,908	$383,686

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2015	At December 31, 2014

Notes payable for insurance premium financing	$95,575	$24,329
Loan from Silicon Valley Bank	-	525,000

	$95,575	$549,329

On June 24, 2015, the Company together with InsPro Technologies, LLC (“InsPro LLC”) and Atiam Technologies L. P., which is a wholly owned subsidiary of the Company, (collectively the “InsPro Parties”) advised Silicon Valley Bank (“SVB”) of their desire to terminate the Amended and Restated Loan and Security Agreement dated December 2, 2014 (the “Loan Agreement”), between the InsPro Parties and SVB. Prior to June 24, 2015, the InsPro Parties paid off the amount borrowed under the Loan Agreement, and on June 24, 2015 the InsPro Parties paid SVB early termination fees of $52,500 and SVB released all security interests in the InsPro Parties’ assets.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 5 – LOANS FROM RELATED PARTIES

Secured Convertible Promissory Note to Co-Investment Fund II, LP.

On January 30, 2015, the Company and InsPro Technologies issued a Secured Convertible Promissory Note (“Note”) to The Co-Investment Fund II, L.P., a holder of more than 5% of our common stock on an as converted basis (“Co-Investment”), pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Company, InsPro LLC (collectively the “Borrowers”) and Co-Investment entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Company and InsPro Technologies, which is secured by all assets of the Company and InsPro Technologies other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (“Collateral”). Pursuant to the Note (“Note”), interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest will be paid on or before June 30, 2016. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000. In the event that the Company consummates a consolidation, merger of reorganization in which the stockholders of the Company do not hold at least a majority of the voting power of the surviving entity in substantially the same proportion immediately after such consolidation, merger or reorganization, or the Company consummates a transaction or series of related transaction in which in excess of fifty percent (50%) of the voting power is transferred, then upon notice to Co-Investment the Company shall repay the entire outstanding principal balance and all unpaid accrued interest under the Note upon the closing of such transaction. The Borrowers may prepay the Note at any time in whole or in part without payment of penalty or unearned interest.

Pursuant to the Security Agreement, the Borrowers shall not, without Co-Investment’s prior consent, sell, lease or otherwise dispose of any equipment or fixtures constituting Collateral. In addition, the Borrowers will furnish Co-Investment with such information and documents regarding the Collateral and their financial condition, business, assets and liabilities as is reasonably requested by Co-Investment.

In connection with the Financing Agreements, Co-Investment entered into a Subordination Agreement (“Subordination Agreement”) with SVB, the terms of such agreement were approved by the Company, InsPro LLC and Atiam Technologies L.P. Pursuant to the Subordination Agreement, Co-Investment agreed, among other things, that all obligations under the Loan Agreement and any other obligations to SVB would be senior to the outstanding indebtedness under the Financing Agreements.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 5 – LOANS FROM RELATED PARTIES (continued)

As of June 30, 2015, the Company has not issued or sold equity securities that would allow Co-Investment to convert the Note or the Second Note into equity securities of the Company or determine the terms of the conversion of the Note or Second Note into equity securities of the Company. As of June 30, 2015, the Note or the Second Note are not convertible into any equity securities of the Company and the Company has not accounted for the conversion feature of the Note and the Second Note.

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

As of June 30, 2015, the Company has not issued or sold equity securities that would allow Mr. Walters to convert the Walters Loan into equity securities of the Company or determine the terms of the conversion of the Walters Loan into equity securities of the Company. As of June 30, 2015, Walters Loan is not convertible into any equity securities of the Company and the Company has not accounted for the conversion feature of the Walters Loan.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2015 and December 31, 2014, the Company was authorized to issue 400,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”). As of June 30, 2015 and December 31, 2014, the Company had 41,543,655 shares of its Common Stock issued and outstanding. The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	June 30, 2015	December 31, 2014

Exercise of options issued and outstanding to purchase common stock	6,725,000	6,725,000
Issuance of common shares available under the 2010 Equity Compensation Plan	22,271,980	22,271,980
Exercise of warrants issued and outstanding to purchase common stock	38,093,780	45,473,780
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding
and converted into common stock	9,200,000	6,000,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	76,187,560	76,187,560
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	23,400,000	23,400,000

Total common stock reserved for issuance	201,413,320	205,593,320

The above table includes Common Stock reserved for non exercisable stock options and Common Stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Series A Convertible Preferred Stock

As of June 30, 2015 and December 31, 2014, the Company was authorized to issue 3,437,500 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”). As of June 30, 2015 and December 31, 2014, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding. As of June 30, 2015 and December 31, 2014, the Company has reserved 460,000 and 300,000 shares of Series A Preferred Stock, respectively, for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

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

Series B Convertible Preferred Stock

As of June 30, 2015 and December 31, 2014, the Company was authorized to issue 5,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 per share (“Series B Preferred Stock”). As of June 30, 2015 and December 31, 2014, the Company had 3,809,378 of its Series B Preferred Stock issued and outstanding, respectively. As of June 30, 2015 and December 31, 2014, the Company has reserved 1,170,000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

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

Stock Options

During the six months ended June 30, 2015, 200,000 options, which were previously granted to former employees of the Company, expired in accordance with the terms of such stock options.

On March 27, 2015, the Company granted to an executive of the Company an option to purchase a total of 200,000 shares of the Company’s Common Stock, which vests as follows: 66,666 shares of Common Stock on March 27, 2016 and 66,667 shares of Common Stock on March 27 of each year from 2017 through 2018. This option has a five year term and an exercise price of $0.10 per share, which exceeded the $0.067 closing price of one share of the Company’s Common Stock as quoted on the OTCBB on March 27, 2015. The fair value of the option granted was estimated on the date of the grant to be $14,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 792%, risk-free interest rate: 0.12%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $1,231 in the six months ended June 30, 2015.

As of June 30, 2015, there were 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 22,271,980 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options and warrants in salaries, commission and related taxes of $230,365 for the six months ended June 30, 2015, which included $25,109 of expense pertaining to stock options, $14,765 of expense pertaining to warrants to purchase Series A Preferred Stock and $190,491 of expense pertaining to an amended and restated warrant to purchase Series A Preferred Stock. See Note 6 – Stockholders Deficit – Series A Preferred Stock warrants. The Company recorded compensation expense pertaining to employee stock options and warrants in salaries, commission and related taxes of $43,522 for the six months ended June 30, 2014.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation for both options to purchase common stock and Series A Preferred Stock was $360,629 as of June 30, 2015, which will be recognized over a weighted average 3.2 years in the future.

A summary of the Company’s outstanding stock options as of and for the six months ended June 30, 2015 are as follows:

	Number Of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
				(in years)
Outstanding at December 31, 2014	6,725,000	$0.46	$0.30	1.66	$-

For the year ended December 31, 2014
Granted	200,000	0.10	0.07
Exercised	-	-	-
Expired	(200,000)	0.10	0.10

Outstanding at June 30, 2015	6,725,000	$0.46	$0.30	2.80	$-

Outstanding and exercisable at June 30, 2015	3,475,000	$0.77	$0.53	1.24	$-

(1) The aggregate intrinsic value is based on the $0.06 closing price as of June 30, 2015 for the Company’s Common Stock.

The following information applies to options outstanding at June 30, 2015:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$0.065	200,000	0.3	$0.065	150,000	$0.065
0.100	3,800,000	4.5	0.100	600,000	0.100
0.111	1,500,000	0.4	0.111	1,500,000	0.111
1.000	750,000	0.6	1.000	750,000	1.000
3.500	75,000	1.0	3.500	75,000	3.500
$3.600	400,000	1.1	$3.600	400,000	$3.600
	6,725,000			3,475,000

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants as of and for the six months ended June 30, 2015 are as follows:

	Common Stock Warrants	Weighted Average Exercise Price

Outstanding and exercisable at December 31, 2014	45,473,780	$0.15

For the period ended June 30, 2015
Granted	-	-
Exercised	-	-
Expired	(7,380,000)	0.15
Outstanding and exercisable at June 30, 2015	38,093,780	$0.15

Outstanding warrants at June 30, 2015 have an average weighted average remaining contractual life of 0.9 years.

The following information applies to warrants outstanding at June 30, 2015:

Warrant Issue Date	Warrant Exercise Price	Warrant Expiration Date	Weighted Average Remaining Life	Anti-dilution Provision Expiration Date	Outstanding Common Stock Warrants
9/30/2010	$0.15	9/30/2015	0.3	expired	18,000,010
11/29/2010	0.15	11/29/2015	0.4	expired	2,000,000
12/22/2010	0.15	12/22/2015	0.5	expired	7,973,780
11/20/2012	0.15	11/20/2017	2.4	expired	4,999,990
3/14/2013	0.15	3/14/2018	2.7	expired	120,000
9/12/2013	$0.15	11/20/2017	2.4	expired	5,000,000

					38,093,780

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Series A Preferred Stock warrants

On March 27, 2015, the Company granted to two executives of the Company warrants to purchase a total of 160,000 shares of the Company’s Series A Preferred Stock, which in total vests as follows: 40,000 shares of Series A Preferred Stock on March 27 of each year from 2016 through 2019. These warrants each have a five year term and an exercise price of $4.00 per share. The fair value of these warrants granted were estimated on the date of the grant to be $224,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 768%, risk-free interest rate: 0.12%, expected life in years: 5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to these warrants in salaries, commission and related taxes of $14,765 in the six months ended June 30, 2015.

On March 27, 2015, the Company amended and restated a warrant to purchase a total of 150,000 shares of the Company’s Series A Preferred Stock originally granted to Mr. Robert J. Oakes on August 18, 2010. The original warrant had an expiration date of August 18, 2015, whereas the amended and restated warrant has an expiration date of September 14, 2016. The warrant is fully exercisable and has an exercise price of $4.00 per share. The fair value of the amendment to the warrant was estimated on the date of the amendment to be $190,491 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 375%, risk-free interest rate: 0.12%, expected life in years: 1.5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $190,491 in the six months ended June 30, 2015.

Outstanding preferred stock warrants to purchase the Company’s Series A Preferred Stock at June 30, 2015 have a remaining contractual life of 2.1 years. A summary of the status of the Company’s outstanding Series A Preferred Stock warrants as of and for the six months ended June 30, 2015 are as follows:

	Preferred Stock Warrants	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2014	300,000	$4.00

For the period ended June 30, 2015
Granted	160,000	4.00
Exercised	-	-
Expired	-	-
Outstanding and exercisable at June 30, 2015	460,000	$4.00

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Series B Preferred Stock Warrants

Outstanding preferred stock warrants to purchase the Company’s Series A Preferred Stock at June 30, 2015 have a remaining contractual life of 3.9 years. A summary of the status of the Company’s outstanding Series B Preferred Stock warrants as of and for the six months ended June 30, 2015 are as follows:

	Preferred Stock Warrants	Weighted Average Exercise Price

Outstanding and exercisable at December 31, 2014	1,170,000	$3.00

For the period ended June 30, 2015
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at June 30, 2015	1,170,000	$3.00

Registration and Participation Rights

As of June 30, 2015, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

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

Property and equipment includes the following amounts for leases that have been capitalized as of June 30, 2015 and December 31, 2014:

		June 30, 2015	December 31, 2014
	Useful Life (Years)
Computer equipment and software	3	$1,179,211	$1,179,211
Phone System	3	15,011	15,011
		1,194,222	1,194,222
Less accumulated depreciation		(890,773)	(803,353)
		$303,449	$390,869

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 7 – CAPITAL LEASE OBLIGATIONS (continued)

Future minimum payments required under capital leases at June 30, 2015 are as follows:

2015	$89,703
2016	179,406
2017	58,673

Total future payments	327,782
Less amount representing interest	13,016

Present value of future minimum payments	314,766
Less current portion	169,036

Long-term portion	$145,730

NOTE 8 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. An employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation. The contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $41,927 and $39,524 for the six months ended June 30, 2015 and 2014, respectively.

NOTE 9 – OPERATING LEASES

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania. The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of Landlord’s building expenses. Under the terms of the lease agreement, rent was waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet. The Company recorded a liability for deferred rent in accrued liabilities in the amount of $50,169 as of June 30, 2015.

On September 14, 2007, InsPro LLC entered into a lease agreement (the “Lease Agreement”) with BPG Officer VI Baldwin Tower L.P. (“BPG”). On April 28, 2015, InsPro LLC and BPG entered into a fifth amendment to the Lease Agreement whereby InsPro LLC and BPG agreed to amend the Lease Agreement to increase the leased office space by 6,801 rentable square feet effective April 1, 2015, through March 31, 2016, at an incremental monthly rent of $10,000.

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $316,481 and $283,999 for the six months ended June 30, 2015 and 2014, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

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

As of June 30, 2015
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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 10 – FAIR VALUE MEASUREMENTS (continued)

The Company determined the fair value of the warrant liability at June 30, 2015 was $0. As of June 30, 2015, there were no warrants with provisions that reduce the exercise price of the warrants. Accordingly all warrants qualify for a scope exception under ASC 815.

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the three months ended June 30, 2015:

Warrant liability balance as of December 31, 2014	$5,760
Fair value of warrants whose anti-dilution provisions expired during the period	(5,760)
Warrant liability balance as of June 30, 2015	$-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The current operations of InsPro Technologies Corporation (the “Company”, “we”, “us” or “our”) consist of the operations of our wholly owned subsidiary InsPro Technologies, LLC (“InsPro LLC”).

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

Use of Estimates - Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2015 and 2014 include the warrant liability, allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, and deferred revenue. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company’s revenue is generally recognized under FASB ASC 985-605 (“ASC 985-605”). For software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectability is probable. Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term. Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Revenues

For the three months ended June 30, 2015 (“Second Quarter 2015”), we earned revenues of $5,588,153 compared to $4,267,656 for the three months ended June 30, 2014 (“Second Quarter 2014”), an increase of $1,320,497 or 31%. Revenues include the following:

	For the Three Months Ended June 30,
	2015	2014

Professional services	$2,749,149	$2,736,843
ASP revenue	1,522,731	1,144,927
Sales of software licenses	850,000	-
Maintenance revenue	448,142	385,886
Sub-leasing and other revenue	18,131	-

Total	$5,588,153	$4,267,656

•	In Second Quarter 2015 our professional services revenue increased $12,306, or 0.4%, as a result of slightly lower implementation services. The Company received a $625,000 payment from a client in Second Quarter 2015 for professional services rendered, which the Company has not yet determined that it has earned as of June 30, 2015. This payment is recorded in deferred revenue as of June 30, 2015. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	In Second Quarter 2015 our ASP revenue increased $377,804, or 33%, as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on the Company’s servers located at a third party’s site.

•	In Second Quarter 2015 we earned $850,000 of license fee revenue, which pertained to a license fee for InsPro Enterprise recognized for a recently implemented client.

•	In Second Quarter 2015 our maintenance revenue increased $62,256 or 16% as a result of increased fees from several clients’ recent implementations of InsPro Enterprise.

•	Other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties.

Cost of Revenues

Our cost of revenues for Second Quarter 2015 was $5,600,260 as compared to $3,614,767 for Second Quarter 2014 for an increase of $1,985,493, or 55%, as compared to Second Quarter 2014. Cost of revenues consisted of the following:

	For the Three Months Ended June 30,
	2015	2014

Compensation, employee benefits and related taxes	$2,012,230	$1,769,310
Professional fees	3,184,734	1,417,693
Depreciation	193,903	201,266
Rent, utilities, telephone and communications	48,932	102,858
Other cost of revenues	160,461	123,640
	$5,600,260	$3,614,767

•	In Second Quarter 2015 our salaries, employee benefits and related taxes component of cost of revenues increased $242,920, or 14%, as compared to Second Quarter 2014. Salaries, employee benefits and related taxes increased primarily as a result of increased employee staffing.

•	In Second Quarter 2015 our professional fees component of cost of revenues increased $1,767,040, or 125%, as compared to Second Quarter 2014. Professional fees increased as a result of increased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro EnterpriseTM. In the third quarter 2014 the Company engaged a third party consulting firm to be a preferred system integrator for InsPro Enterprise, which contributed to the increase in cost.

•	In Second Quarter 2015 our depreciation expense component of cost of revenues decreased $7,363, or 4%, as compared to Second Quarter 2014. Depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In Second Quarter 2015 our rent, utilities, telephone and communications component of cost of revenues decreased $53,926, or 52%, as compared to Second Quarter 2014 primarily due to lower utilities and building expenses pertaining to our Eddystone office.

•	In Second Quarter 2015 our other cost of revenues component of cost of revenues increased $36,821, or 30%, as compared to Second Quarter 2014. The increase was primarily the result of increased travel and lodging costs associated with multiple implementations of InsPro Enterprise and increased computer processing costs associated with increase in the number of InsPro LLC’s clients. Other cost of revenues consisted of the cost of 3rd party licensed software resold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross (Loss) Profit

As a result of the aforementioned factors, we reported a gross loss of $12,108 in Second Quarter 2015, as compared to a gross profit of $652,889 in Second Quarter 2014. The results from operations in Second Quarter 2015 were unfavorably impacted by $625,000 of unearned professional services revenue in Second Quarter 2015 and higher cost of revenues, a result of increased utilization of several outside consulting firms, to assist with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro Enterprise™.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for Second Quarter 2015 was $1,486,008 as compared to $3,200,533 for Second Quarter 2014 for a decrease of $1,714,525, or 54%, as compared to Second Quarter 2014. Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended June 30,
	2015	2014

Compensation, employee benefits and related taxes	$682,823	$2,385,650
Advertising and other marketing	69,230	91,319
Depreciation	21,877	42,139
Rent, utilities, telephone and communications	90,223	103,427
Professional fees	317,250	366,434
Other general and administrative	304,605	211,564
	$1,486,008	$3,200,533

•	In Second Quarter 2015 our salaries, employee benefits and related taxes decreased $1,702,827, or 71%, as compared to Second Quarter 2014. The decrease is primarily the result of $1,664,400 of equity compensation expense to directors in Second Quarter 2014.

•	In Second Quarter 2015 our advertising and other marketing expenses decreased $22,089, or 24%, as compared to Second Quarter 2014 primarily as a result of reduced marketing activities.

•	In Second Quarter 2015 our depreciation expense decreased $20,262, or 48%, as compared to Second Quarter 2014. Depreciation expense decreased as a result of a greater percentage of depreciation allocated to cost of revenues and a lesser percentage allocated to selling, general and administrative expense and as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for these assets.

•	In Second Quarter 2015 our rent, utilities, telephone and communications expense decreased $13,204, or 13%, as compared to Second Quarter 2014 primarily due to lower utilities and building expenses pertaining to our Eddystone office.

•	In Second Quarter 2015 our professional fees decreased $49,184, or 13%, as compared to Second Quarter 2014. The decrease is primarily the result of a lower royalty expense incurred to an outside consulting firm. The Company and a consulting firm agreed that the consulting firm would reduce the fees that it charged the Company in 2013 for consideration of a royalty payment.

•	In Second Quarter 2015 our other general and administrative expenses increased $93,041, or 44%, as compared to Second Quarter 2014. The increase is primarily the result of an $88,629 increase in the allowance for doubtful collection of accounts receivable.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a loss from continuing operations of $1,498,116 in Second Quarter 2015, as compared to $2,547,644 in Second Quarter 2014.

Other income (expenses)

Gain on the sale of equipment was the result of the sale of certain computer equipment to an InsPro Enterprise client.

Interest expense is attributable to interest on the Company’s loans with Co-Investment Fund II, L. P., Silicon Valley Bank (“SVB”), capital leases and note payable for premium financing on a portion of the Company’s insurance coverages. The increase in interest expense is primarily the result of interest on the Company’s loan with Co-Investment Fund II, L. P. and the early termination of the loan with SVB, which resulted in the payment by the Company to SVB of an early termination fee of $52,500.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended June 30,
	2015	2014
Revenues:
Commission and other revenue from carriers	$4,780	$7,417
eHealth Agreement	42,238	60,200

	47,018	67,617

Operating expenses:
Other general and administrative	6,000	6,000

	6,000	6,000

Income from discontinued operations	$41,018	$61,617

For Second Quarter 2015 we earned revenues from discontinued operations of $47,018 as compared to $67,617 in the Second Quarter 2014, a decrease of $20,599, or 30%. Revenues include the following:

•	In Second Quarter 2015 our commission and other revenue from carriers decreased due to the declines in our discontinued telesales call center produced agency business.

•	On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a client transition agreement. In Second Quarter 2015 our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

As a result of the aforementioned factors, we reported a gain from discontinued operations of $41,018 or $0.00 gain from discontinued operations per share in Second Quarter 2015 as compared to $61,617 or $0.00 gain from discontinued operations per share in Second Quarter 2014.

Net loss

As a result of these factors discussed above, we reported a net loss of $1,489,199, or $0.04 net loss per share, in Second Quarter 2015 as compared to a net loss of $2,487,141 or $0.06 net loss per share in Second Quarter 2014.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

Revenues

For the six months ended June 30, 2015 (“2015 To Date”), we earned revenues of $9,320,926 compared to $7,844,255 for the six months ended June 30, 2014 (“2014 To Date”), an increase of $1,476,671 or 19%. Revenues include the following:

	For the Six Months Ended June 30,
	2015	2014

Professional services	$4,359,375	$4,882,872
ASP revenue	2,990,003	2,191,096
Sales of software licenses	1,036,624	-
Maintenance revenue	898,735	770,287
Sub-leasing and other revenue	36,189	-

Total	$9,320,926	$7,844,255

•	In 2015 To Date our professional services revenue decreased $523,497, or 11%, as a result of lower billable implementation services. The Company received a $625,000 payment from a client in Second Quarter 2015 for professional services rendered, which the Company has not yet determined that it has earned as of June 30, 2015. This payment is recorded in deferred revenue as of June 30, 2015. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	In 2015 To Date our ASP revenue increased $798,907, or 37%, as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on the Company’s servers located at a third party’s site.

•	In 2015 To Date we earned $1,036,624 of license fee revenue, which included an $850,000 license fee for InsPro Enterprise recognized for a recently implemented client and the re-sale of third party software licenses to clients in the process of implementing InsPro Enterprise.

•	In 2015 To Date our maintenance revenue increased $128,448 or 17% as a result of increased fees from several clients’ recent implementations of InsPro Enterprise.

•	Other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties.

Cost of Revenues

Our cost of revenues for 2015 To Date was $11,015,370 as compared to $6,567,200 for 2014 To Date for an increase of $4,448,170, or 68%, as compared to 2014 To Date. Cost of revenues consisted of the following:

	For the Six Months Ended June 30,
	2015	2014

Compensation, employee benefits and related taxes	$4,010,124	3,648,875
Professional fees	5,948,174	2,120,172
Depreciation	290,361	304,832
Rent, utilities, telephone and communications	232,957	241,598
Other cost of revenues	533,754	251,723
	$11,015,370	$6,567,200

•	In 2015 To Date our salaries, employee benefits and related taxes component of cost of revenues increased $361,249, or 10%, as compared to 2014 To Date. Salaries, employee benefits and related taxes increased primarily as a result of increased employee staffing.

•	In 2015 To Date our professional fees component of cost of revenues increased $3,828,002, or 181%, as compared to 2014 To Date. Professional fees increased as a result of increased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro Enterprise™. In the third quarter 2014 the Company engaged a third party consulting firm to be a preferred system integrator for InsPro Enterprise, which contributed to the increase in cost.

•	In 2015 To Date our depreciation expense component of cost of revenues decreased $14,471, or 5%, as compared to 2014 To Date. Depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for these assets.

•	In 2015 To Date our other cost of revenues component of cost of revenues increased $282,031, or 112%, as compared to 2014 To Date. The increase was primarily the result of $177,675 cost of 3rd party licensed software resold to two clients, increased computer processing costs associated with increase in the number of InsPro LLC’s clients and increased travel and lodging costs associated with multiple implementations of InsPro Enterprise. Other cost of revenues consisted of the cost of 3rd party licensed software resold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross (Loss) Profit

As a result of the aforementioned factors, we reported a gross loss of $1,694,444 in 2015 To Date, as compared to a gross profit of $1,277,055 in 2014 To Date. The results from operations in 2015 To Date were unfavorably impacted by $625,000 of unearned professional services revenue in Second Quarter 2015 and higher cost of revenues, a result of increased utilization of several outside consulting firms, to assist with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro Enterprise™.

Selling, General and Administrative Expenses

Our selling, general and administrative expense for 2015 To Date was $3,035,492 as compared to $4,389,414 for 2014 To Date for a decrease of $1,353,922, or 31%, as compared to 2014 To Date. Selling, marketing and administrative expenses consisted of the following:

	For the Six Months Ended June 30,
	2015	2014

Compensation, employee benefits and related taxes	$1,699,513	$3,043,145
Advertising and other marketing	91,649	143,248
Depreciation	64,547	78,854
Rent, utilities, telephone and communications	177,936	194,089
Professional fees	497,396	537,099
Other general and administrative	504,451	392,979
	$3,035,492	$4,389,414

•	In 2015 To Date our salaries, employee benefits and related taxes decreased $1,343,632, or 44%, as compared to 2014 To Date. The decrease was primarily the result $1,477,557 of lower equity compensation to directors and certain executives of InsPro LLC partially offset by accrued severance expense in 2015 To Date associated with the termination of an executive of InsPro LLC.

o	On March 27, 2015, the Company amended and restated a warrant to purchase a total of 150,000 shares of the Company’s Series A Preferred Stock originally granted to Mr. Robert J. Oakes on August 18, 2010. The original warrant had an expiration date of August 18, 2015, whereas the amended and restated warrant has an expiration date of September 14, 2016. The warrant is fully exercisable and has an exercise price of $4.00 per share. The fair value of the amendment to the warrant was estimated on the date of the amendment to be $190,491 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 375%, risk-free interest rate: 0.12%, expected life in years: 1.5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $190,491 in 2015 to Date.

o	On May 22, 2014, the board of directors of the Company granted warrants to purchase 1,140,000 shares of Series B Convertible Preferred Stock at an exercise price equal to $3.00 per share to the directors of the Company. The warrants are immediately exercisable, non transferrable and expire on May 22, 2019. The Company estimated the fair value of the warrants to be $1,664,400 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 769%, risk-free interest rate: 0.05%, expected life in years: 5, and assumed dividend yield: 0%.

•	In 2015 To Date our advertising and other marketing expenses decreased $51,599, or 40%, as compared to 2014 To Date primarily as a result of reduced marketing activities.

•	In 2015 To Date our depreciation expense decreased $14,307, or 18%, as compared to 2014 To Date. Depreciation expense decreased as a result of a greater percentage of depreciation allocated to cost of revenues and a lesser percentage allocated to selling, general and administrative expense and as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for these assets.

•	In 2015 To Date rent, utilities, telephone and commissions decreased $16,153, or 8%, as compared to 2014 To Date primarily due to lower utilities and building expenses pertaining to our Eddystone office.

•	In 2015 To Date professional fees decreased $39,703, or 7%, as compared to 2014 To Date. The decrease is primarily the result of lower royalty expense incurred to an outside consulting firm in the Second Quarter of 2014. The Company and a consulting firm agreed that the consulting firm would reduce the fees that it charged the Company in 2013 for consideration of a royalty payment.

•	In 2015 To Date our other general and administrative expenses increased $111,472, or 28%, as compared to 2014 To Date. The increase is primarily the result of $125,146 increase in the allowance for doubtful collection of accounts receivable.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a loss from continuing operations of $4,729,936 in 2015 To Date, as compared to $3,112,359 in 2014 To Date.

Other income (expenses)

Gain on the sale of equipment was the result of the sale of certain computer equipment to an InsPro Enterprise client.

Interest expense is attributable to interest on the Company’s loans with Co-Investment Fund II, L. P., Silicon Valley Bank (“SVB”), capital leases and note payable for premium financing on a portion of the Company’s insurance coverages. The increase in interest expense is primarily the result of interest on the Company’s loan with Co-Investment Fund II, L. P. and the early termination of the loan with SVB, which resulted in the payment of an early termination fee of 52,500.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the 6 Months Ended June 30,
	2015	2014
Revenues:
Commission and other revenue from carriers	$8,687	$17,238
Transition policy commission pursuant to the Agreement	86,527	129,567

	95,214	146,805

Operating expenses:
Other general and administrative	15,478	14,788

	15,478	14,788

Income from discontinued operations	$79,736	$132,017

For 2015 To Date we earned revenues from discontinued operations of $95,214 as compared to $146,805 in the 2014 To Date, a decrease of $51,591, or 35%. Revenues include the following:

•	In 2015 To Date our commission and other revenue from carriers decreased due to the declines in our discontinued telesales call center produced agency business.

•	On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a client transition agreement. In 2015 To Date our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

As a result of the aforementioned factors, we reported a gain from discontinued operations of $79,736 or $0.00 gain from discontinued operations per share in 2015 To Date as compared to $132,017 or $0.00 gain from discontinued operations per share in 2014 To Date.

Net loss

As a result of these factors discussed above, we reported a net loss of $4,710,727, or $0.11 net loss per share, in 2015 To Date as compared to a net loss of $2,988,900 or $0.07 net loss per share in 2014 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, we had a cash balance of $3,179,256 and a working capital deficit of ($6,443,297).

Net cash used by operations was $2,158,688 in 2015 To Date as compared to net cash provided of $289,813 in 2014 To Date. Impacting our cash flow from operations was our net loss of $4,710,727 in 2015 To Date as compared to our net loss of $2,988,900 in 2014 To Date and:

•	Increases in accounts receivable of $377,751 in 2015 To Date, which is primarily the result of increased billings to clients primarily for unearned licensed fees and annual maintenance billings and to a lesser extent higher billings for ASP and hosting fees.

•	Increases in accounts payable of $871,177 in 2015 To Date, which is primarily the result of increased cost to several outside IT consulting firms.

•	Increases in accrued expenses of $229,114 in 2015 To Date, which is primarily the result of increased IT consulting services.

•	Increases in deferred revenue of $1,252,206 in 2015 To Date, which is primarily the result of unearned license fees and annual maintenance fee deposits, which were collected but not earned in 2015 To Date.

In addition to cash used in operating activities, we incurred the following non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $354,908 and $383,686 in 2015 To Date and 2014 To Date, respectively.

•	Recorded stock-based compensation and consulting expense of $230,365 and $1,707,922 in 2015 To Date and 2014 To Date, respectively.

Net cash used by investing activities in 2015 To Date was $40,474 as compared to $203,583 in 2014 To Date.

Net cash provided by financing activities in 2015 To Date was $1,947,417 as compared to $44,859 of cash used in 2014 To Date.

•	On June 24, 2015, the Company together with InsPro LLC and Atiam Technologies L. P., which is a wholly owned subsidiary of the Company, (collectively the “InsPro Parties”) advised Silicon Valley Bank (“SVB”) of their desire to terminate the Amended and Restated Loan and Security Agreement. Dated December 2, 2014 (the “Loan Agreement”), between the InsPro Parties and SVB. Prior to June 24, 2015, the InsPro Parties paid off the amount borrowed under the Loan Agreement, and on June 24, 2015 the InsPro Parties paid SVB early termination fees of $52,500 and SVB released all security interests in the InsPro Parties’ assets.

•	On January 30, 2015, the Company and InsPro LLC (collectively, the “Borrows”) issued a Secured Convertible Promissory Note (“Note”) to The Co-Investment Fund II, L.P., a holder of more than 5% of our common stock on an as converted basis (“Co-Investment”), pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Borrowers entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Borrowers, which is secured by all assets of the Company and InsPro Technologies other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (“Collateral”). Pursuant to the Note, interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest will be paid on or before June 30, 2016. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000. In the event that the Company consummates a consolidation, merger of reorganization in which the stockholders of the Company do not hold at least a majority of the voting power of the surviving entity in substantially the same proportion immediately after such consolidation, merger or reorganization, or the Company consummates a transaction or series of related transaction in which in excess of fifty percent (50%) of the voting power is transferred, then upon notice to Co-Investment the Company shall repay the entire outstanding principal balance and all unpaid accrued interest under the Note upon the closing of such transaction. The Borrowers may prepay the Note at any time in whole or in part without payment of penalty or unearned interest.

•	On March 17, 2015, the Company received a loan from Edmond Walters, a current director of the Company, in the amount of $500,000 (the “Walters Loan”). The Walters Loan was a pre-payment by Mr. Walters in connection with any future issuance of equity securities of the Company, and is convertible into equity securities of the Company in connection with any such future issuance of equity securities as agreed to by the Company and Mr. Walters. The Walters Loan is refundable to Mr. Walters on demand, without interest, if the Company does not consummate an equity financing within a time period to be determined by the Company and Mr. Walters.

•	On March 27, 2015, the Borrowers issued a second Secured Convertible Promissory Note (“The Second Note”) in the amount of $1,000,000 to Co-Investment pursuant to a second Secured Convertible Promissory Note Purchase Agreement (the “Second Note Purchase Agreement”). The terms of the Second Note are essentially identical to the terms of the Note and the terms of the Second Note Purchase Agreement are essentially identical to the terms of the Note Purchase Agreement.

•	Payments on notes payable pertain to repayment of the borrowed amount under the Loan Agreement with SVB and notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations.

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

Date: August 14, 2015	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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

Page 41