Form 10-Q
period 2015-09-30
InsPro Technologies Corp
filed 2015-11-16
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of November 16, 2015, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	(1)
ASSETS

CURRENT ASSETS:
Cash	$1,968,421	$3,431,001
Accounts receivable, net	6,532,672	2,244,812
Prepaid expenses	260,450	321,228
Other current assets	1,185	2,796
Assets of discontinued operations	14,107	19,783

Total current assets	8,776,835	6,019,620

Property and equipment, net	862,659	1,104,441
Other assets	50,000	50,000

Total assets	$9,689,494	$7,174,061

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$61,851	$549,329
Accounts payable	6,133,037	4,834,128
Accrued expenses	528,942	373,310
Current portion of capital lease obligations	225,918	182,388
Deferred revenue	2,957,827	2,251,688

Total current liabilities	9,907,575	8,190,843

LONG TERM LIABILITIES:
Warrant liability	-	5,760
Deferred revenue	2,000,000	-
Capital lease obligations	212,186	231,207

Total long term liabilities	2,212,186	236,967

Total liabilities	12,119,761	8,427,810

SHAREHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 20,000,000 shares authorized) Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 11,000,000 shares authorized, 4,972,519 and 3,809,378 shares issued and outstanding (liquidation value $14,917,557 and $11,428,134)	10,834,414	7,709,919
Common stock ($.001 par value; 500,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	46,543,135	45,738,974
Accumulated deficit	(62,713,463)	(57,608,289)

Total shareholders' deficit	(2,430,267)	(1,253,749)

Total liabilities and shareholders' deficit	$9,689,494	$7,174,061

(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$6,381,855	$5,973,754	$15,702,781	$13,818,009

Cost of revenues	5,324,024	4,880,477	16,339,394	11,447,677

Gross profit (loss)	1,057,831	1,093,277	(636,613)	2,370,332

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	851,594	750,226	2,551,107	3,793,371
Advertising and other marketing	22,986	95,872	114,635	239,120
Depreciation	21,967	44,471	86,514	123,325
Rent, utilities, telephone and communications	92,954	91,951	270,890	286,040
Professional fees	190,334	205,147	687,730	742,246
Other general and administrative	266,559	203,412	771,010	596,391

Total selling, general and administrative expenses	1,446,394	1,391,079	4,481,886	5,780,493

Operating loss from continuing operations	(388,563)	(297,802)	(5,118,499)	(3,410,161)

Other income (expense):
Gain on the change of the fair value of warrant liability	-	40,480	-	50,600
Gain on the sale of equipment	(2,931)	-	17,738	-
Interest expense	(39,999)	(12,850)	(121,195)	(31,528)

Total other income (expense)	(42,930)	27,630	(103,457)	19,072

Loss from continuing operations	(431,493)	(270,172)	(5,221,956)	(3,391,089)

Income from discontinued operations	37,046	56,478	116,782	188,495

Net loss	$(394,447)	$(213,694)	$(5,105,174)	$(3,202,594)

Net income (loss) per common share - basic and diluted:
Loss from operations	$(0.04)	$(0.01)	$(0.12)	$(0.08)
Income from discontinued operations	-	-	-	-
Net loss per common share	$(0.04)	$(0.01)	$(0.12)	$(0.08)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(5,105,174)	$(3,202,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	474,535	611,442
Stock-based compensation	433,473	1,752,550
(Gain) on change of fair value of warrant liability	-	(50,600)
(Gain) on the sale of equipment	(17,738)	-
Changes in assets and liabilities:
Accounts receivable	(4,287,860)	(3,209,372)
Prepaid expenses	60,778	10,020
Other current assets	1,611	2,564
Accounts payable	1,298,909	2,446,417
Accrued interest on secured note from related party	89,425	-
Accrued expenses	155,632	40,873
Due to related parties	-	(5,245)
Deferred revenue	2,706,139	2,254,170
Assets of discontinued operations	5,676	11,464

Net cash used in operating activities	(4,184,594)	661,689

Cash Flows From Investing Activities:
Purchase of property and equipment	(129,188)	(534,300)
Proceeds from the sale of equipment	79,053	-

Net cash (used in) provided by investing activities	(50,135)	(534,300)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock and warrants	899,998	-
Payments on notes payable	(487,478)	(80,237)
Gross proceeds from secured note from related party	2,000,000	-
Gross proceeds loan payable to related party	500,000	-
Payments on capital leases	(140,371)	(26,186)

Net cash provided by (used in) financing activities	2,772,149	(106,423)

Net (decrease) increase in cash	(1,462,580)	20,966

Cash - beginning of the period	3,431,001	2,569,536

Cash - end of the period	$1,968,421	$2,590,502

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$31,770	$29,669
Non cash financing activities:
Issuance of preferred stock and warrants valued at the amounts owed on secured notes plus accrued interest from related party and loan from related party	$2,089,425	$-

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

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

The Company offers InsPro Enterprise on both a licensed and an ASP (Application Service Provider) basis. InsPro Enterprise is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business. InsPro Technologies' clients include insurance carriers and third party administrators. The Company realizes revenue from the sale of software licenses, application service provider fees, hosting fees, software maintenance fees and consulting and implementation services.

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
September 30, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2015 and December 31, 2014, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $247,700 and $125,146, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable and capital leases approximated fair value as of September 30, 2015 and December 31, 2014, because of the relatively short-term maturity of these instruments and their market interest rates.

The Company follows Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. See Note 10 Fair Value Measurements.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company examines the possibility of decreases in the value of property and equipment when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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
September 30, 2015

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

The Company has adopted FASB ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of September 30, 2015, the tax years ended December 31, 2014, 2013, 2012 and 2011 are still subject to audit.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's common stock equivalents include the following:

	September 30, 2015	December 31, 2014

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	99,450,380	76,187,560
Options to purchase common stock issued and outstanding	3,225,000	6,725,000
Warrants to purchase common stock issued and outstanding	31,725,180	45,473,780
Warrants to purchase series A convertible preferred stock, issued and outstanding	7,600,000	6,000,000
Warrants to purchase series B convertible preferred stock, issued and outstanding	23,400,000	23,400,000
	190,935,560	183,321,340

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
September 30, 2015

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

Effective August 18, 2015, the Company entered into a 5 year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated 3rd party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company material breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation, seeks protection under bankruptcy, or materially breaches the Reseller Agreement during the term of the Reseller Agreement (each a “Refund Event”). The Reseller Fee is fully refundable if a Refund Event occurs before August 18, 2016. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $2,000,000 between August 19, 2016 and August 18, 2017, $1,500,000 between August 19, 2017 and August 18, 2018, and $1,000,000 between August 19, 2018 and August 18, 2019. As of September 30, 2015 the Company has recorded the $2,500,000 Reseller Fee in deferred revenue ($500,000 included in short term liabilities and $2,000,000 included in long term liabilities).

The unearned portion of the Company’s revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro EnterpriseTM design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs and depreciation. For the three and nine months ended September 30, 2015 and 2014, cost of revenues consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Compensation, employee benefits and related taxes	$1,962,026	$1,841,432	$5,972,150	$5,490,307
Professional fees	3,066,414	2,579,136	9,014,589	4,699,308
Depreciation	97,660	183,285	388,021	488,117
Rent, utilities, telephone and communications	126,378	105,466	359,334	347,064
Other cost of revenues	71,546	171,158	605,300	422,881
	$5,324,024	$4,880,477	$16,339,394	$11,447,677

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred. For the three months ended September 30, 2015 and 2014, advertising and other marketing costs were $22,986 and $95,872, respectively. For the nine months ended September 30, 2015 and 2014, advertising and other marketing costs were $114,635 and $239,120, respectively.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2015, the Company had $1,968,421 of cash in United States bank deposits, of which $500,115 was federally insured and $1,468,306 was not federally insured.

In 2010 the FDIC insurance coverage limit was increased to $250,000 per depositor, per institution as a result of the Dodd-Frank Wall Street and Consumer Protection Act.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s InsPro EnterpriseTM clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	September 30, 2015	December 31, 2014

Client #1	52%	16%
Client #2	18%	14%
Client #3	-	13%
Client #4	-	12%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table lists the percentage of the Company’s revenue earned from the Company’s InsPro Enterprise clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the Nine Months Ended September 30,
	2015	2014

Client #1	24%	21%
Client #2	12%	14%
Client #3	-	13%

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

Registration rights agreements

At September 30, 2015, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements. Accordingly, no liability was recorded as of September 30, 2015. See Note 6 - Stockholders Deficit – Registration and Participation Rights.

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
September 30, 2015

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

The financial position of discontinued operations was as follows:

	September 30, 2015	December 31, 2014

Accounts receivable	$14,107	$19,783
Net current assets of discontinued operations	$14,107	$19,783

The results of discontinued operations do not include any allocated or common overhead expenses. The results of operations of discontinued operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Commission and other revenue from carriers	$3,633	$5,861	$12,320	$23,099
Transition policy commission pursuant to the Agreement	39,680	56,884	126,208	186,451

	43,313	62,745	138,528	209,550

Operating expenses:
Other general and administrative	6,267	6,267	21,745	21,055

	6,267	6,267	21,745	21,055

Income from discontinued operations	$37,046	$56,478	$116,782	$188,495

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	September 30, 2015	December 31, 2014
Computer equipment and software	3	$4,142,254	$3,927,491
Office equipment	4.6	158,732	148,381
Office furniture and fixtures	6.7	189,857	189,857
Leasehold improvements	5.4	94,620	94,620
		4,585,463	4,360,349

Less accumulated depreciation		(3,722,804)	(3,255,908)

		$862,659	$1,104,441

The following table discloses depreciation expense as reported in the statement of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Depreciation included in cost of revenues	$97,660	$183,285	$388,021	$488,117
Depreciation included in selling, general and administrative	21,967	44,471	86,514	123,325
Total depreciation	$119,627	$227,756	$474,535	$611,442

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2015	At December 31, 2014

Notes payable for insurance premium financing	$61,851	$24,329
Loan from Silicon Valley Bank	-	525,000

	$61,851	$549,329

On June 24, 2015, the Company together with InsPro Technologies, LLC (“InsPro LLC”) and Atiam Technologies L. P., which is a wholly owned subsidiary of the Company (collectively the “InsPro Parties”), advised Silicon Valley Bank (“SVB”) of their desire to terminate the Amended and Restated Loan and Security Agreement dated December 2, 2014 (the “Loan Agreement”), between the InsPro Parties and SVB. Prior to June 24, 2015, the InsPro Parties paid off the amount borrowed under the Loan Agreement, and on June 24, 2015 the InsPro Parties paid SVB early termination fees of $52,500, and SVB released all security interests in the InsPro Parties’ assets.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 5 – TRANSACTIONS AND LOANS FROM RELATED PARTIES

On September 18, 2015, the Company completed a private placement (the “Private Placement”) with certain accredited investors (the “Investors”), including The Co-Investment Fund II, L.P. (“Co-Investment”), which hold more than 5% of our common stock and Donald Caldwell is the CEO and chairman of the board of directors of the Company and managing partner of Co-Investment; Edmond Walters, who is a director of the Company, and Azeez Enterprises, LP, which is affiliated with Michael Azeez, who is a director of the Company, for an aggregate of 1,163,141 shares of our Series B Convertible Preferred Stock and warrants to purchase 11,631,410 shares of our common stock (the “2015 Warrants”). The Company sold to the investors 1,163,141 units (“Units”) at a per Unit price of $3.00, for an aggregate total investment of $3,489,423, and each unit consisted of one share of Series B Convertible Preferred Stock and a warrant to purchase 10 shares of our common stock at an initial exercise price of $0.15 per share (“Warrant Shares”), subject to adjustment pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”). The Company intends to use the net proceeds of the Private Placement for working capital purposes. See Note 6 - Shareholders’ Deficit – Series B Preferred Stock and Common Stock Warrants. In the Private Placement the Company issued; 696,475 shares of Series A Preferred Stock and 6,964,750 Warrant shares to Co-Investment, 166,666 shares of Series A Preferred Stock and 1,666,660 Warrant shares to Edmond Walters, 150,000 shares of Series A Preferred Stock and 1,500,000 Warrant shares to Azeez Enterprises, and 150,000 shares of Series A Preferred Stock and 1,500,000 Warrant shares to an unrelated third party.

The Company agreed, pursuant to the terms of the Purchase Agreement, that for a period of 90 days after the effective date (the “Initial Standstill”) of the Purchase Agreement, the Company shall not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company.

The Purchase Agreement also provides for a customary participation right for the Investors, subject to certain exceptions and limitations, which grants the Investors the right to participate in any future capital raising financings of the Company occurring from the effective date of the Purchase Agreement until 24 months after the effective date of the Purchase Agreement. The Investors may participate in such financings at a level based on the Investors’ ownership percentage of the Company on a fully-diluted basis prior to such financing.

Secured Convertible Promissory Note to Co-Investment Fund II, LP.

On January 30, 2015, the Company and InsPro Technologies issued a Secured Convertible Promissory Note (“Note”) to Co-Investment, pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Company, InsPro LLC (collectively the “Borrowers”) and Co-Investment entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Company and InsPro Technologies, which is secured by all assets of the Company and InsPro Technologies other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (“Collateral”). Pursuant to the Note (“Note”), interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest will be paid on or before June 30, 2016. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 5 – TRANSACTIONS AND LOANS FROM RELATED PARTIES (continued)

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

Pursuant to the terms of the Purchase Agreement, the Company and Co-Investment agreed that, effective at the closing on September 18, 2015, (i) the Note and Second Note (collectively, “Notes”) were amended such that the entire principal amount of such Notes plus accrued interest as of the closing was converted into Units, (ii) the Notes were converted in accordance with the terms thereof by the issuance of the Units to Co-Investment under the Purchase Agreement, (iii) all amounts owed to Co-Inestment by the Company under borrowings by the Company, whether evidenced orally or in writing, including without limitation, the Notes and any unpaid principal balance, any interest owed and any penalties or additional fees owed to Co-Investment (collectively, “Existing Indebtedness”), was fully paid and satisfied by the Company, and the Existing Indebtedness was cancelled, and (iv) the Notes and any other agreements entered into in connection with the Notes were amended to give effect to the foregoing.

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

Pursuant to the terms of the Purchase Agreement, the Company and Edmond Walters agreed that, effective at the closing on September 18, 2015, (i) the Walters Loan was converted by the issuance of the Units to Edmond Walters under the Purchase Agreement, (ii) all amounts owed to Edmond Walters by the Company under borrowings by the Company, whether evidenced orally or in writing, including without limitation, the Walters Loan and any unpaid principal balance, any interest owed and any penalties or additional fees owed to Edmond Walters (collectively, “Walters Existing Indebtedness”), was fully paid and satisfied by the Company, and the Walters Existing Indebtedness was cancelled, and (iii) the Walters Loan and any agreements entered into in connection with the Loan were amended to give effect to the foregoing.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2015 and December 31, 2014, the Company was authorized to issue 500,000,000 and 400,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”), respectively. As of September 30, 2015 and December 31, 2014, the Company had 41,543,655 shares of its Common Stock issued and outstanding. The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	September 31, 2015	December 31, 2014

Exercise of options issued and outstanding to purchase common stock	3,225,000	6,725,000
Issuance of common shares available under the 2010 Equity Compensation Plan	25,771,980	22,271,980
Exercise of warrants issued and outstanding to purchase common stock	31,725,180	45,473,780
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	7,600,000	6,000,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	99,450,380	76,187,560

Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	23,400,000	23,400,000

Total common stock reserved for issuance	216,707,540	205,593,320

The above table includes Common Stock reserved for non exercisable stock options and Common Stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Convertible Preferred Stock

As of September 30, 2015 and December 31, 2014, the Company was authorized to issue 3,437,500 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”). As of September 30, 2015 and December 31, 2014, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding. As of September 30, 2015 and December 31, 2014, the Company has reserved 380,000 and 300,000 shares of Series A Preferred Stock, respectively, for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

The Series A Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series A Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each share of Series A Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $12,767,500, subject to certain customary adjustments, or (B) the amount such share of Series A Preferred Stock would receive if it participated pari passu with the holders of Common Stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series A Preferred stock times $10.00. Each share of Series A Preferred Stock becomes convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series A Preferred Stock. For so long as any shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series A Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series A Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series A Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series A Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series A Preferred Stock with an amount per share equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $12,767,500 in aggregate for all issued and outstanding Series A Preferred Stock.

Series B Convertible Preferred Stock

As of September 30, 2015 and December 31, 2014, the Company was authorized to issue 11,000,000 and 5,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 per share (“Series B Preferred Stock”), respectively. As of September 30, 2015 and December 31, 2014, the Company had 4,972,519 and 3,809,378 of its Series B Preferred Stock issued and outstanding, respectively. As of September 30, 2015 and December 31, 2014, the Company has reserved 1,170,000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes. As of September 30, 2015 and December 31, 2014, upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price or $14,917,557 and $11,428,134, respectively, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred stock times $3.00. Each share of Series B Preferred Stock becomes convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock. For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price or $14,917,557 in aggregate for all issued and outstanding Series B Preferred Stock.

On September 18, 2015, pursuant to the Purchase Agreement, the Company agreed to sell to the investors 1,163,141 Units in the Private Placement at a per Unit purchase price equal to $3.00. Each Unit sold in the Private Placement consisted of one share of Series B Preferred Stock and a warrant to purchase ten shares of Common Stock at an initial exercise price of $0.15 per share, subject to adjustment. See Note 5 – Transactions and Loans from Related Parties. In addition, pursuant to the Purchase Agreement, the Company may sell up to an additional 1,000,000 Units to Independence Blue Cross within 90 days following the Closing on substantially the same terms and conditions described above and as set forth in the Purchase Agreement.

The Company agreed, pursuant to the terms of the Purchase Agreement, that for a period of 90 days after the effective date of the Purchase Agreement, the Company would not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company.

The Company allocated $364,928 of the $3,489,423 proceeds received as a result of the Private Placement, which represent the fair value of the Warrant Shares, to additional paid in capital using a Black-Scholes option pricing model with the following assumptions: expected volatility of 422%, a risk-free interest rate of 0.10%, an expected term of 2.1 years and 0% dividend yield. The remaining $3,124,495 of the proceeds received was allocated to the Series B Preferred Stock.

Stock Options

During the nine months ended September 30, 2015, 3,700,000 options, which were previously granted to current and former employees of the Company, expired in accordance with the terms of such stock options.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

On March 27, 2015, the Company granted to an executive of the Company an option to purchase a total of 200,000 shares of the Company’s Common Stock, which vests as follows: 66,666 shares of Common Stock on March 27, 2016 and 66,667 shares of Common Stock on March 27 of each year from 2017 through 2018. This option has a five year term and an exercise price of $0.10 per share, which exceeded the $0.067 closing price of one share of the Company’s Common Stock as quoted on the OTCBB on March 27, 2015. The fair value of the option granted was estimated on the date of the grant to be $14,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 792%, risk-free interest rate: 0.12%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $2,398 in the nine months ended September 30, 2015.

As of September 30, 2015, there were 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 25,771,980 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options and warrants in salaries, commission and related taxes of $433,473 for the nine months ended September 30, 2015, which included $116,600 of expense pertaining to stock options, $126,382 of expense pertaining to warrants to purchase Series A Preferred Stock and $190,491 of expense pertaining to an amended and restated warrant to purchase Series A Preferred Stock. See Note 6 – Stockholders Deficit – Series A Preferred Stock warrants. The Company recorded compensation expense pertaining to employee stock options and warrants in salaries, commission and related taxes of $1,752,550 for the nine months ended September 30, 2014, which included $58,150 of expense pertaining to stock options and $1,694,400 of expense pertaining to warrants to purchase Series B Preferred Stock.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation for both options to purchase common stock and Series A Preferred Stock was $157,521 as of September 30, 2015, which will be recognized over a weighted average 3.0 years in the future.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

A summary of the Company's outstanding stock options as of and for the nine months ended September 30, 2015 are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2014	6,725,000	$0.46	$0.30	1.66	$-

For the period ended September 30, 2015
Granted	200,000	0.10	0.07
Exercised	-	-	-
Expired	(3,700,000)	0.10	0.10

Outstanding at September 30, 2015	3,225,000	$0.84	$0.51	3.06	$-

Outstanding and exercisable at September 30, 2015	1,525,000	$1.63	$1.08	1.52	$-

(1) The aggregate intrinsic value is based on the $0.035 closing price as of September 30, 2015 for the Company’s Common Stock.

The following information applies to options outstanding at September 30, 2015:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

0.100	2,000,000	4.4	0.100	300,000	0.100
1.000	750,000	0.6	1.000	750,000	1.000
3.500	75,000	1.0	3.500	75,000	3.500
$3.600	400,000	1.1	$3.600	400,000	$3.600
	3,225,000			1,525,000

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Common Stock Warrants

The 2015 Warrants provide that the holders thereof shall have the right at any time prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a call event (as defined below) and (ii) November 20, 2017, to acquire up to a total of 11,631,180 shares of Common Stock of the Company upon the payment of $0.15 per Share (the “Exercise Price”). The Company also has the right, at any point after which the volume weighted average trading price per share of the Series B Preferred Stock for a minimum of 20 consecutive trading days is equal to at least eight times the Exercise Price per share, provided that certain other conditions have been satisfied (a “Call Event”), to call the outstanding 2015 Warrants, in which case such 2015 Warrants will expire if not exercised within ten business days thereafter. The Company determined the 2015 Warrants qualify for a scope exception under ASC 815 as they were determined to be indexed to the Company’s stock.

A summary of the status of the Company's outstanding stock warrants as of and for the nine months ended September 30, 2015 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2014	45,473,780	$0.15

For the period ended September 30, 2015
Granted	11,631,410	-
Exercised	-	-
Expired	(25,380,010)	0.15
Outstanding and exercisable at September 30, 2015	31,725,180	$0.10

Outstanding warrants at September 30, 2015 have an average weighted average remaining contractual life of 1.5 years.

The following information applies to warrants outstanding at September 30, 2015:

Warrant Issue Date	Warrant Exercise Price	Warrant Expiration Date	Weighted Average Remaining Life	Anti-dilution Provision Expiration Date	Outstanding Common Stock Warrants

11/29/2010	$0.15	11/29/2015	0.2	expired	2,000,000
12/22/2010	0.15	12/22/2015	0.2	expired	7,973,780
11/20/2012	0.15	11/20/2017	2.1	expired	4,999,990
3/14/2013	0.15	3/14/2018	2.5	expired	120,000
9/12/2013	0.15	11/20/2017	2.1	expired	5,000,000
9/18/2015	$0.15	11/20/2017	2.1	n/a	11,631,410

					31,725,180

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Series A Preferred Stock warrants

On March 27, 2015, the Company granted to two executives of the Company warrants to purchase a total of 160,000 shares of the Company’s Series A Preferred Stock, which in total vests as follows: 40,000 shares of Series A Preferred Stock on March 27 of each year from 2016 through 2019. These warrants each have a five year term and an exercise price of $4.00 per share. The fair value of these warrants granted were estimated on the date of the grant to be $224,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 768%, risk-free interest rate: 0.12%, expected life in years: 5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to these warrants in salaries, commission and related taxes of $126,382 in the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, warrants to purchase a total of 80,000 shares of the Company’s Series A Preferred Stock, which were granted to a former executive of the Company, expired in accordance with the terms of such warrants.

On March 27, 2015, the Company amended and restated a warrant to purchase a total of 150,000 shares of the Company’s Series A Preferred Stock originally granted to Mr. Robert J. Oakes on August 18, 2010. The original warrant had an expiration date of August 18, 2015, whereas the amended and restated warrant has an expiration date of September 14, 2016. The warrant is fully exercisable and has an exercise price of $4.00 per share. The fair value of the amendment to the warrant was estimated on the date of the amendment to be $190,491 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 375%, risk-free interest rate: 0.12%, expected life in years: 1.5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to this warrant in salaries, commission and related taxes of $190,491 in the nine months ended September 30, 2015.

Outstanding preferred stock warrants to purchase the Company’s Series A Preferred Stock at September 30, 2015 have a remaining contractual life of 1.3 years. A summary of the status of the Company's outstanding Series A Preferred Stock warrants as of and for the nine months ended September 30, 2015 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2014	300,000	$4.00

For the period ended September 30, 2015
Granted	160,000	4.00
Exercised	-	-
Expired	(80,000)	-
Outstanding and exercisable at September 30, 2015	380,000	$4.00

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Series B Preferred Stock Warrants

Outstanding preferred stock warrants to purchase the Company’s Series A Preferred Stock at September 30, 2015 have a remaining contractual life of 3.6 years. A summary of the status of the Company's outstanding Series B Preferred Stock warrants as of and for the nine months ended September 30, 2015 are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2014	1,170,000	$3.00

For the period ended September 30, 2015
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at September 30, 2015	1,170,000	$3.00

Registration and Participation Rights

In connection with the Purchase Agreement, which is described in Note 5 – Transactions and Loans from Related Parties, the Company and the Investors also entered into a registration rights agreement (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company agreed to prepare and file with the SEC, within 30 days following the receipt of a demand notice of a holder of Registrable Securities, a registration statement on Form S-1 (the “Registration Statement”) covering the resale of the shares and the Warrant Shares (collectively, the “Registrable Securities”). Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as soon as practicable but, in any event, no later than 60 days following the date of the filing of the Registration Statement (or 120 days following the date of the filing of the Registration Statement in the event the Registration Statement is subject to review by the SEC), and agreed to use its reasonable best efforts to keep the Registration Statement effective under the Securities Act until the date that all of the Registrable Securities covered by the Registration Statement have been sold or may be sold without volume restrictions pursuant to Rule 144(b)(i) promulgated under the Securities Act. In addition, if the Company proposes to register any of its securities under the Securities Act in connection with the offering of such securities for cash, the Company shall, at such time, promptly give each holder of Registrable Securities notice of such intent, and such holders shall have the option to register their Registrable Securities on such additional registration statement. The Registration Rights Agreement also provides for payment of partial damages to the Investor under certain circumstances relating to failure to file or obtain or maintain effectiveness of the Registration Statement, subject to adjustment.

As of September 30, 2015, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company’s subsidiary InsPro LLC has entered into several capital lease obligations to purchase equipment used for operations. InsPro LLC has the option to purchase the equipment at the end of each lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of September 30, 2015 and December 31, 2014:

		September 30, 2015	December 31, 2014
	Useful Life (Years)
Computer equipment and software	3	$1,344,091	$1,179,211
Phone System	3	15,011	15,011
		1,359,102	1,194,222
Less accumulated depreciation		(934,002)	(803,353)
		$425,100	$390,869

Future minimum payments required under capital leases at September 30, 2015 are as follows:

2015	$58,596
2016	234,383
2017	113,649
2018	41,233

Total future payments	447,861
Less amount representing interest	9,757

Present value of future minimum payments	438,104
Less current portion	225,918

Long-term portion	$212,186

NOTE 8 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. An employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation. The contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $61,925 and $59,068 for the nine months ended September 30, 2015 and 2014, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 9 – OPERATING LEASES

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania. The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of Landlord’s building expenses. Under the terms of the lease agreement, rent was waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet. The Company recorded a liability for deferred rent in accrued liabilities in the amount of $43,532 as of September 30, 2015.

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

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $488,977 and $427,606 for the nine months ended September 30, 2015 and 2014, respectively.

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
September 30, 2015

NOTE 10 – FAIR VALUE MEASUREMENTS (continued)

The following tables provide a summary of the fair values of the Company’s assets and liabilities.

As of September 30, 2015
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

The Company determined the fair value of the warrant liability at September 30, 2015 was $0. As of September 30, 2015, there were no warrants with provisions that reduce the exercise price of the warrants. Accordingly all warrants qualify for a scope exception under ASC 815.

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the three months ended September 30, 2015:

Warrant liability balance as of December 31, 2014	$5,760
Fair value of warrants whose anti-dilution provisions expired during the period	(5,760)
Warrant liability balance as of September 30, 2015	$-

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 11 – SUBSEQUENT EVENTS

On October 6, 2015, the Company entered into and completed a private placement (the “IBC Private Placement”) with Independence Blue Cross, LLC, a Pennsylvania limited liability company (the “IBC”), for an aggregate of 333,333 shares of its Series B Preferred Stock and a warrant (“IBC Warrant”) to purchase 3,333,330 shares of the Company’s Common Stock, pursuant to the terms of a securities purchase agreement (the “IBC Purchase Agreement”).

Pursuant to the IBC Purchase Agreement, the Company agreed to sell to IBC 333,333 Units in the IBC Private Placement at a per Unit purchase price equal to $3.00. Each Unit sold in the IBC Private Placement consisted of one share of Series B Preferred Stock and an IBC Warrant to purchase ten shares of Common Stock at an initial exercise price of $0.15 per share, subject to adjustment.

The closing of the IBC Private Placement was subject to customary closing conditions. The gross proceeds from the closing of the IBC Private Placement were $999,999 and the Company intends to use the net proceeds of the Private Placement for working capital purposes.

The IBC Warrant provides that the holders thereof shall have the right at any time prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event and (ii) November 20, 2017, to acquire up to a total of 3,333,330 shares of Common Stock of the Company (each an “IBC Warrant Share”) upon the payment of $0.15 per Warrant Share (the “Exercise Price”). The Company also has the right upon a Call Event to call the outstanding IBC Warrant, in which case such IBC Warrant will expire if not exercised within ten business days thereafter.

In connection with the signing of the IBC Purchase Agreement, the Company and IBC also entered into a registration rights agreement (the “IBC Registration Rights Agreement”). Under the terms of the IBC Registration Rights Agreement, the Company agreed to prepare and file with the SEC, within 30 days following the receipt of a demand notice of a holder of Registrable Securities, a registration statement, a Registration Statement covering the resale of the shares and the IBC Warrant Shares (collectively, the “Registrable Securities”). Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as soon as practicable but, in any event, no later than 60 days following the date of the filing of the Registration Statement (or 120 days following the date of the filing of the Registration Statement in the event the Registration Statement is subject to review by the SEC), and agreed to use its reasonable best efforts to keep the Registration Statement effective under the Securities Act until the date that all of the Registrable Securities covered by the Registration Statement have been sold or may be sold without volume restrictions pursuant to Rule 144(b)(i) promulgated under the Securities Act. In addition, if the Company proposes to register any of its securities under the Securities Act in connection with the offering of such securities for cash, the Company shall, at such time, promptly give each holder of Registrable Securities notice of such intent, and such holders shall have the option to register their Registrable Securities on such additional registration statement. The Registration Rights Agreement also provides for payment of partial damages to the Investor under certain circumstances relating to failure to file or obtain or maintain effectiveness of the Registration Statement, subject to adjustment.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 11 – SUBSEQUENT EVENTS (continued)

The Company also agreed, pursuant to the terms of the IBC Purchase Agreement, that for a period of 90 days after the effective date of the Purchase Agreement, the Company shall not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company.

The IBC Purchase Agreement also provides for a customary participation right for the Investor, subject to certain exceptions and limitations, which grants the Investor the right to participate in any future capital raising financings of the Company occurring from the effective date of the Purchase Agreement until 24 months after the effective date of the Purchase Agreement. IBC may participate in such financings at a level based on the Investor’s ownership percentage of the Company on a fully-diluted basis prior to such financing.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Revenues

For the three months ended September 30, 2015 (“Third Quarter 2015”), we earned revenues of $6,381,855 compared to $5,973,754 for the three months ended September 30, 2014 (“Third Quarter 2014”), an increase of $408,101 or 7%. Revenues include the following:

	For the Three Months Ended September 30,
	2015	2014

Professional services	$4,191,989	$2,948,159
ASP revenue	1,721,272	1,285,927
Sales of software licenses	-	1,300,000
Maintenance revenue	450,594	432,475
Sub-leasing and other revenue	18,000	7,193

Total	$6,381,855	$5,973,754

•	In Third Quarter 2015 our professional services revenue increased $1,243,830, or 42%, as a result of higher implementation services and recognition of a $625,000 payment from a client in second quarter 2015 for professional services earned in Third Quarter 2015. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	In Third Quarter 2015 our ASP revenue increased $435,345, or 34%, as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on the Company’s servers located at a third party’s site.

•	In Third Quarter 2014 we earned $1,300,000 of license fee revenue, which was a license fee recognized upon the completion of the implementation of additional insurance products for an existing client.

•	In Third Quarter 2015 our maintenance revenue increased $18,119 or 4% as a result of increased fees from several clients’ recent implementations of InsPro Enterprise.

•	Other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties.

Cost of Revenues

Our cost of revenues for Third Quarter 2015 was $5,324,024 as compared to $4,880,477 for Third Quarter 2014 for an increase of $443,547, or 9%, as compared to Third Quarter 2014. Cost of revenues consisted of the following:

	For the Three Months Ended September 30,
	2015	2014

Compensation, employee benefits and related taxes	$1,962,026	$1,841,432
Professional fees	3,066,414	2,579,136
Depreciation	97,660	183,285
Rent, utilities, telephone and communications	126,378	105,466
Other cost of revenues	71,546	171,158
	$5,324,024	$4,880,477

•	In Third Quarter 2015 our salaries, employee benefits and related taxes component of cost of revenues increased $120,694, or 7%, as compared to Third Quarter 2014. Salaries, employee benefits and related taxes increased primarily as a result of increased employee staffing.

•	In Third Quarter 2015 our professional fees component of cost of revenues increased $487,279, or 19%, as compared to Third Quarter 2014. Professional fees increased as a result of increased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro EnterpriseTM.

•	In Third Quarter 2015 our depreciation expense component of cost of revenues decreased $85,625, or 47%, as compared to Third Quarter 2014. Depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In Third Quarter 2015 our rent, utilities, telephone and communications component of cost of revenues increased $20,912, or 20%, as compared to Third Quarter 2014 primarily due to higher rent due to increased space rented in increased rental payments pertaining to our Eddystone office.

•	In Third Quarter 2015 our other cost of revenues component of cost of revenues decreased $99,612, or 58%, as compared to Third Quarter 2014. The decrease was primarily the result of decreased travel and lodging costs associated with implementations of InsPro Enterprise and decreased computer processing costs. Other cost of revenues consisted of the cost of 3rd party licensed software resold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross (Loss) Profit

As a result of the aforementioned factors, we reported a gross deficit of $1,057,831 in Third Quarter 2015, as compared to a gross profit of $1,093,277 in Third Quarter 2014.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for Third Quarter 2015 was $1,446,395 as compared to $1,391,079 for Third Quarter 2014 for an increase of $55,316, or 4%, as compared to Third Quarter 2014. Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended September 30,
	2015	2014

Compensation, employee benefits and related taxes	$851,594	$750,226
Advertising and other marketing	22,986	95,872
Depreciation	21,967	44,471
Rent, utilities, telephone and communications	92,955	91,951
Professional fees	190,333	205,147
Other general and administrative	266,560	203,412
	$1,446,395	$1,391,079

•	In Third Quarter 2015 our salaries, employee benefits and related taxes increased $101,368, or 14%, as compared to Third Quarter 2014. The increase is primarily the result of an increase in equity compensation expense to current and former executives.

•	In Third Quarter 2015 our advertising and other marketing expenses decreased $72,886, or 76%, as compared to Third Quarter 2014 primarily as a result of reduced marketing activities.

•	In Third Quarter 2015 our depreciation expense decreased $22,504, or 51%, as compared to Third Quarter 2014. Depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In Third Quarter 2015 our other general and administrative expenses increased $63,148, or 31%, as compared to Third Quarter 2014. The increase is primarily the result of an increase in computer processing, hardware and software expense.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a loss from continuing operations of $388,563 in Third Quarter 2015, as compared to $297,802 in Third Quarter 2014.

Other income (expenses)

Gain on the sale of equipment was the result of the sale of certain computer equipment to an InsPro Enterprise client.

Interest expense is attributable to interest on the Company’s loans with Co-Investment Fund II, L. P., SVB, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages. The increase in interest expense is primarily the result of interest on the Company’s loan with Co-Investment Fund II, L. P. and the early termination of the loan with SVB, which resulted in the payment by the Company to SVB of an early termination fee of $52,500.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended September 30,
	2015	2014
Revenues:
Commission and other revenue from carriers	$3,633	$5,861
Transition policy commission pursuant to the Agreement	39,680	56,884

	43,313	62,745

Operating expenses:
Other general and administrative	6,267	6,267

	6,267	6,267

Income from discontinued operations	$37,046	$56,478

For Third Quarter 2015 we earned revenues from discontinued operations of $43,313 as compared to $62,745 in the Third Quarter 2014, a decrease of $19,432, or 34%. Revenues include the following:

•	In Third Quarter 2015 our commission and other revenue from carriers decreased due to the declines in our discontinued telesales call center produced agency business.

•	On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a client transition agreement. In Third Quarter 2015 our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

As a result of the aforementioned factors, we reported a gain from discontinued operations of $37,046 or $0.00 gain from discontinued operations per share in Third Quarter 2015 as compared to $56,478 or $0.00 gain from discontinued operations per share in Third Quarter 2014.

Net loss

As a result of these factors discussed above, we reported a net loss of $394,447, or $0.04 net loss per share, in Third Quarter 2015 as compared to a net loss of $213,694 or $0.01 net loss per share in Third Quarter 2014.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Revenues

For the nine months ended September 30, 2015 (“2015 To Date”), we earned revenues of $15,702,781 compared to $13,818,009 for the nine months ended September 30, 2014 (“2014 To Date”), an increase of $1,884,772 or 14%. Revenues include the following:

	For the Nine Months Ended September 30,
	2015	2014

Professional services	$8,551,364	$7,831,030
ASP revenue	4,711,275	3,477,023
Sales of software licenses	1,036,624	1,300,000
Maintenance revenue	1,349,329	1,202,762
Sub-leasing and other revenue	54,189	7,194

Total	$15,702,781	$13,818,009

•	In 2015 To Date our professional services revenue increased $720,334, or 9%, as a result of higher billable implementation services. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	In 2015 To Date our ASP revenue increased $1,234,252, or 36%, as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on the Company’s servers located at a third party’s site.

•	In 2015 To Date we earned $1,036,624 of license fee revenue, which included an $850,000 license fee for InsPro Enterprise recognized for a recently implemented client and the re-sale of third party software licenses to clients in the process of implementing InsPro Enterprise. In 2014 To Date we earned $1,300,000 of license fee revenue, which was a license fee recognized upon the completion of the implementation of additional insurance products for an existing client.

•	In 2015 To Date our maintenance revenue increased $146,567 or 12% as a result of increased fees from several clients’ recent implementations of InsPro Enterprise.

•	Other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties.

Cost of Revenues

Our cost of revenues for 2015 To Date was $16,339,394 as compared to $11,447,677 for 2014 To Date for an increase of $4,891,717, or 43%, as compared to 2014 To Date. Cost of revenues consisted of the following:

	For the Nine Months Ended September 30,
	2015	2014

Compensation, employee benefits and related taxes	$5,972,150	5,490,307
Professional fees	9,014,589	4,699,308
Depreciation	388,021	488,117
Rent, utilities, telephone and communications	359,334	347,064
Other cost of revenues	605,300	422,881
	$16,339,394	$11,447,677

•	In 2015 To Date our salaries, employee benefits and related taxes component of cost of revenues increased $481,843, or 9%, as compared to 2014 To Date. Salaries, employee benefits and related taxes increased primarily as a result of increased employee staffing.

•	In 2015 To Date our professional fees component of cost of revenues increased $4,315,281, or 92%, as compared to 2014 To Date. Professional fees increased as a result of increased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro Enterprise™. In the second quarter of 2014 the Company engaged a third party consulting firm to be a preferred system integrator for InsPro Enterprise, which contributed to the increase in cost.

•	In 2015 To Date our depreciation expense component of cost of revenues decreased $100,096, or 21%, as compared to 2014 To Date. Depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for these assets.

•	In 2015 To Date our other cost of revenues component of cost of revenues increased $182,419, or 43%, as compared to 2014 To Date. The increase was primarily the result of $177,675 cost of 3rd party licensed software resold to two clients. Other cost of revenues consisted of the cost of 3rd party licensed software resold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross (Loss) Profit

As a result of the aforementioned factors, we reported a gross loss of $636,613 in 2015 To Date, as compared to a gross profit of $2,370,332 in 2014 To Date. The results from operations in 2015 To Date were unfavorably impacted by higher cost of revenues, a result of increased utilization of several outside consulting firms, to assist with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro Enterprise™.

Selling, General and Administrative Expenses

Our selling, general and administrative expense for 2015 To Date was $4,481,886 as compared to $5,780,493 for 2014 To Date for a decrease of $1,298,607, or 23%, as compared to 2014 To Date. Selling, marketing and administrative expenses consisted of the following:

	For the Nine Months Ended September 30,
	2015	2014

Compensation, employee benefits and related taxes	$2,551,107	$3,793,371
Advertising and other marketing	114,635	239,120
Depreciation	86,514	123,325
Rent, utilities, telephone and communications	270,890	286,040
Professional fees	687,730	742,246
Other general and administrative	771,010	596,391
	$4,481,886	$5,780,493

•	In 2015 To Date our salaries, employee benefits and related taxes decreased $1,242,264, or 33%, as compared to 2014 To Date. The decrease was primarily the result $1,319,077 of lower equity compensation to directors and certain executives of InsPro LLC partially offset by slightly higher employee staffing.

•	In 2015 To Date our advertising and other marketing expenses decreased $124,485, or 52%, as compared to 2014 To Date primarily as a result of reduced marketing activities.

•	In 2015 To Date our depreciation expenses decreased $36,811, or 30%, as compared to 2014 To Date. Depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for these assets.

•	In 2015 To Date professional fees decreased $54,516, or 7%, as compared to 2014 To Date. The decrease is primarily the result of lower royalty expense incurred to an outside consulting firm in the Second Quarter of 2014 partially offset by higher recruiting expenses. The Company and a consulting firm agreed that the consulting firm would reduce the fees that it charged the Company in 2013 for consideration of a royalty payment.

•	In 2015 To Date our other general and administrative expenses increased $174,619, or 29%, as compared to 2014 To Date. The increase is primarily the result of $125,146 increase in the allowance for doubtful collection of accounts receivable.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a loss from continuing operations of $5,118,499 in 2015 To Date, as compared to $3,410,161 in 2014 To Date.

Other income (expenses)

Gain on the sale of equipment was the result of the sale of certain computer equipment to InsPro Enterprise clients.

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

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Nine Months Ended September 30,
	2015	2014
Revenues:
Commission and other revenue from carriers	$12,320	$23,099
Transition policy commission pursuant to the Agreement	126,208	186,451

	138,528	209,550

Operating expenses:
Other general and administrative	21,745	21,055

	21,745	21,055

Income from discontinued operations	$116,782	$188,495

For 2015 To Date we earned revenues from discontinued operations of $138,528 as compared to $209,550 in the 2014 To Date, a decrease of $71,022, or 34%. Revenues include the following:

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

As a result of the aforementioned factors, we reported a gain from discontinued operations of $116,782 or $0.00 gain from discontinued operations per share in 2015 To Date as compared to $188,495 or $0.00 gain from discontinued operations per share in 2014 To Date.

Net loss

As a result of these factors discussed above, we reported a net loss of $5,105,174, or $0.12 net loss per share, in 2015 To Date as compared to a net loss of $3,202,594 or $0.08 net loss per share in 2014 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, we had a cash balance of $1,968,421 and a working capital deficit of ($1,130,740).

Net cash used by operations was $4,184,594 in 2015 To Date as compared to net cash provided of $661,689 in 2014 To Date. Impacting our cash flow from operations was our net loss of $5,105,174 in 2015 To Date as compared to our net loss of $3,202,594 in 2014 To Date and:

•	Increases in accounts receivable of $4,287,860 in 2015 To Date, which is primarily the result of $2,500,000 Reseller Fee and increased billings to clients primarily for unearned licensed fees and annual maintenance billings and to a lesser extent higher billings for ASP and hosting fees.

•	Increases in accounts payable of $1,298,909 in 2015 To Date, which is primarily the result of increased cost to several outside IT consulting firms.

•	Increases in accrued expenses of $155,632 in 2015 To Date, which is primarily the result of increased IT consulting services.

•	Increases in deferred revenue of $2,706,139 in 2015 To Date, which is primarily the result of $2,500,000 Reseller Fee, which was uncollected and unearned in 2015 To Date, and license and annual maintenance fee deposits, which were collected but not earned in 2015 To Date.

In addition to cash used in operating activities, we incurred the following non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $474,535 and $611,442 in 2015 To Date and 2014 To Date, respectively.

•	Recorded stock-based compensation and consulting expense of $433,473 and $1,752,550 in 2015 To Date and 2014 To Date, respectively.

Net cash used by investing activities in 2015 To Date was $50,135 as compared to $534,300 in 2014 To Date.

Net cash provided by financing activities in 2015 To Date was $2,772,149 as compared to $106,423 of cash used in 2014 To Date.

•	On June 24, 2015, the Company together with InsPro LLC and Atiam Technologies L. P., which is a wholly owned subsidiary of the Company, (collectively the “InsPro Parties”) advised SVB of their desire to terminate the Amended and Restated Loan and Security Agreement, dated December 2, 2014 (the “Loan Agreement”), between the InsPro Parties and SVB. Prior to June 24, 2015, the InsPro Parties paid off the amount borrowed under the Loan Agreement, and on June 24, 2015 the InsPro Parties paid SVB early termination fees of $52,500 and SVB released all security interests in the InsPro Parties’ assets.

•	On January 30, 2015, the Company and InsPro LLC (collectively, the “Borrows”) issued a Secured Convertible Promissory Note (“Note”) to The Co-Investment Fund II, L.P., a holder of more than 5% of our common stock on an as converted basis (“Co-Investment”), pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Borrowers entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Borrowers, which is secured by all assets of the Company and InsPro Technologies other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (“Collateral”). Pursuant to the Note, interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest will be paid on or before June 30, 2016. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000.

•	On March 17, 2015, the Company received a loan from Edmond Walters, a current director of the Company, in the amount of $500,000 (the “Walters Loan”). The Walters Loan was a pre-payment by Mr. Walters in connection with any future issuance of equity securities of the Company, and is convertible into equity securities of the Company in connection with any such future issuance of equity securities as agreed to by the Company and Mr. Walters. The Walters Loan is refundable to Mr. Walters on demand, without interest, if the Company does not consummate an equity financing within a time period to be determined by the Company and Mr. Walters.

•	On March 27, 2015, the Borrowers issued a second Secured Convertible Promissory Note (“The Second Note”) in the amount of $1,000,000 to Co-Investment pursuant to a second Secured Convertible Promissory Note Purchase Agreement (the “Second Note Purchase Agreement”). The terms of the Second Note are essentially identical to the terms of the Note and the terms of the Second Note Purchase Agreement are essentially identical to the terms of the Note Purchase Agreement.

•	On September 18, 2015, pursuant to a purchase agreement (the “Purchase Agreement”), the Company agreed to sell to certain investors 1,163,141 units (each, a “Unit”) at a per Unit purchase price equal to $3.00. Each Unit sold in the Private Placement consisted of one share of Series B Preferred Stock and a warrant to purchase ten shares of Common Stock at an initial exercise price of $0.15 per share, subject to adjustment. In connection with the Purchase Agreement the Company:

o	Received cash in the amount of $900,000 from certain investors

o	Issued to Co-Investment Units equal to the outstanding principal and accrued interest owed to Co-Investment under the Note and the Second Note in the exchange for the termination of the Note and the Second Note.

o	Issue to Mr. Walters Units equal to the amount owed to Mr. Waters under the Walters Loan in exchange for the termination of the Walters Loan, and refund to Mr. Walters $2.00 that represent fractional shares not issued.

•	Payments on notes payable pertain to repayment of the borrowed amount under the Loan Agreement with SVB and notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations.

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

Date: November 16, 2015	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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

Page 46