Form 10-K
period 2015-12-31
InsPro Technologies Corp
filed 2016-03-30
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes  ☐   No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates at June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,675,123. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 30, 2015.

As of March 30, 2016, there were 41,543,655 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Overview

We are a technology company that provides InsPro EnterpriseTM, which is a software application, used by insurance companies and administrators in the insurance industry.

We acquired Atiam Technologies, L.P. on October 1, 2007. HBDC Acquisition, LLC, which changed its name to InsPro Technologies, LLC (“InsPro LLC”) on May 14, 2009, develops, sells and supports our InsPro Enterprise software application. InsPro Enterprise is a comprehensive, web-based insurance administration software application, which was introduced by Atiam Technologies, L.P. in 2004. InsPro Enterprise clients include insurance carriers and third party administrators. We market InsPro Enterprise as a licensed software application, and we realize revenue from the sale of the software licenses, application service provider fees, software maintenance fees and consulting and implementation services.

During 2005 through October 1, 2007 our operations were primarily that of our former Telesales business, which we effectively sold in 2009. Our former Telesales business is now classified as part of our discontinued operations.

InsPro Enterprise

Product Evolution and Development

InsPro Technologies, and its predecessor, Systems Consulting Associates, Inc.(“SCA”), was founded in 1986 by Robert J. Oakes as a programming and consulting services company. In 1988, SCA entered into a long-term contract with Provident Mutual Insurance Company to develop, maintain, install, support and enhance IMACS, which was an insurance direct marketing and administration software system. IMACS was the precursor to InsPro Enterprise. InsPro Technologies dedicated four years, from 2001 to 2005, to developing its principal product, the initial version of InsPro Enterprise, which is a comprehensive, scalable and modular web-based insurance marketing, claims administration and policy servicing platform.

Product and Services

We offer both a licensed and an application service provider (“ASP”) use of InsPro Enterprise, which is used for insurance administration and marketing for group and individual insurance business lines. InsPro Enterprise efficiently processes agent, direct market, worksite and web site generated business.

During 2015, we earned $21,377,557 in revenue of which 28% was earned from Trustmark Insurance Company and 12% from Cigna Corporate Services, LLC.

InsPro Enterprise incorporates a modular design, which enables the customer to purchase only the functionality needed, thus minimizing the customer’s implementation cost and time necessary to implement InsPro Enterprise. InsPro Enterprise can be rapidly tailored to the requirements of a wide range of customers from the largest insurance companies and marketing organizations to small third party administrators, operating in environments ranging from a single server environment to mainframe installations. InsPro Enterprise currently supports a wide range of insurance distribution channels, including the Internet, traditional direct marketing, agent-generated, individual and group plans, worksite and association-booked business, and supports underwritten as well as guaranteed issue insurance products including long term care, Medicare supplement, critical illness, long and short term disability, whole and term life, comprehensive major, hospital indemnity and accidental death and dismemberment.

An InsPro EnterpriseTM software license entitles the purchaser to a perpetual license to a copy of the InsPro Enterprise software installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP Hosting Service enables a client to lease InsPro Enterprise, paying only for that capacity required to support its business. ASP hosting clients access an instance of InsPro Enterprise installed on our servers located at a third party’s site. The ASP Hosting Service can also enable a client to outsource its application management of its perpetually licensed InsPro Enterprise software to InsPro Technologies.

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

InsPro Technologies is focused on the group voluntary (workplace) life and health products, senior health, disability, affinity, long term care and association segments of the insurance industry. InsPro Technologies competes with such concerns as Synnex Corporation (Concentrix/GIAS and Genelco Software Solutions), Computer Sciences Corporation (FutureFirst), EXLService Holdings (LifePro) and Fiserv Inc. (ID3), as well as with such smaller enterprises as Management Data, Inc. To compete we use best practice technologies and methods incorporated into InsPro EnterpriseTM, which provides customers with a user-friendly, flexible, modular and cost-effective insurance administrative software system. InsPro Enterprise’s modular design, scalability and ASP hosting service option makes InsPro Enterprise a compelling insurance administrative system for clients ranging from small third party administrators to the largest insurance carriers.

Employees

As of December 31, 2015 we had 84 full time and 2 part time employees for a total of 86 employees. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement. We believe that the relationship between our management and our employees is good.

Intellectual Property and Proprietary Rights

We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand.

Corporate Information

We were incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp. (“Darwin-NV”), an exploration stage company engaged in mineral exploration. On November 22, 2005, Darwin-NV merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation (“Darwin-DE”), solely for the purpose of changing the company’s state of incorporation from Nevada to Delaware. On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin-DE, was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation engaged in direct marketing and distribution of health and life insurance and related products primarily over the Internet, and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc. Following this merger, Darwin-DE changed its name to Health Benefits Direct Corporation and, as a result, HBDC II, Inc. became our wholly-owned subsidiary. We formed HBDC Acquisition, LLC on September 6, 2007 in connection with our acquisition of Atiam Technologies, L.P. on October 1, 2007. HBDC Acquisition, LLC, which changed its name to InsPro Technologies, LLC on May 14, 2009, develops, sells and supports our InsPro EnterpriseTM software application. On November 29, 2010, Health Benefits Direct Corporation changed its name to InsPro Technologies Corporation.

Our principal executive offices are located at 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087. Our telephone number is (484) 654-2200. The principal offices of our wholly-owned subsidiary, InsPro Technologies, LLC, are located at 130 Baldwin Tower, Suite 400, Eddystone, PA 19022 and its web site is www.inspro.com.

Investor Information

All periodic and current reports, registration statements and other material that we are required to file with the Securities and Exchange Commission (the “Commission”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, may be obtained free of charge by writing to us at InsPro Technologies Corporation, 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087 or e-mailing us at finance@inspro.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the Commission. Our Internet websites and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Item 1A.	Risk factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 1B.	Unresolved Staff Comments.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2.	PropertIES.

We do not own any real estate.

We lease 7,414 square feet of office space in Radnor, Pennsylvania. We lease this office space under a lease agreement with Radnor Properties-SDC, L.P. The term of the lease commenced on November 1, 2006, and will expire on March 31, 2017. The monthly base rent increases every 12 months, starting at approximately $13,466 and ending at approximately $21,531.

We also lease approximately 24,377 square feet of space in Eddystone, Pennsylvania. We lease this office space under a lease agreement with BPG Officer VI Baldwin Tower L.P. The term of this lease, as amended, commenced on August 1, 2007, and will expire on January 31, 2017. The monthly rent shall be $24,887 per month commencing with InsPro Technologies’ occupancy of the new office space, which occurred in June 2012 through January 31, 2013. InsPro Technologies’ monthly rent increased to $25,619 per month February 1, 2013 through January 31, 2014, increased to $26,351 per month February 1, 2014 through January 31, 2015, increased to $27,082 per month February 1, 2015 through March 31, 2015, increased to $37,082 through January 31, 2016, increased to $37,814 per month February 1, 2016 through March 31, 2016, and will decrease to $27,814 per month from April 1, 2016 through January 31, 2017.

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

Market Information

Our common stock has been quoted on the OTCBB since December 6, 2010 under the symbol ITCC.OB, and from December 13, 2005 until December 3, 2010 under the symbol HBDT.OB. Prior to December 13, 2005, there was no active market for our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCBB. The prices state inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

2014:
First quarter, ended March 31, 2014	$0.130	$0.055
Second quarter, ended June 30, 2014	$0.490	$0.040
Third quarter, ended September 30, 2014	$0.099	$0.042
Fourth quarter, ended December 31, 2014	$0.065	$0.022

2015:
First quarter, ended March 31, 2015	$0.090	$0.040
Second quarter, ended June 30, 2015	$0.075	$0.030
Third quarter, ended September 30, 2015	$0.060	$0.030
Fourth quarter, ended December 31, 2015	$0.0625	$0.015

2016:
First quarter, through March 30, 2016	$0.0448	$0.0310

Holders of Record

Based on information furnished by our transfer agent, as of March 30, 2016, we had approximately 109 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock during the last two fiscal years. We have no intention of paying cash dividends in the foreseeable future on our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have not issued any unregistered securities that were not previously disclosed on our quarterly reports on Form 10-Q or current reports on Form 8-K filed during the fiscal year.

ITEM 6.	Selected financial data

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The current operations of InsPro Technologies Corporation (the “Company”, “we”, “us” or “our”) consist of the operations of our InsPro Technologies, LLC subsidiary (“InsPro LLC”).

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

Critical Accounting Policies

Financial Reporting Release No. 60, which was released by the Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements.

Use of Estimates - Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2015 and 2014 include the warrant liability, allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, and deferred revenue. Actual results may differ from these estimates under different assumptions or conditions.

InsPro LLC offers InsPro Enterprise on a licensed and an application service provider (“ASP”) basis. An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP hosting service enables a client to lease the InsPro Enterprise, paying only for that capacity required to support their business. ASP clients access an instance of InsPro Enterprise installed on servers located at a third party’s site.

Software maintenance fees apply to both licensed and ASP clients. Maintenance fees cover periodic updates to the application and the InsPro Enterprise Help Desk.

Professional services are generally associated with the implementation of InsPro EnterpriseTM instance for either an ASP or licensed client, and cover such activity as InsPro Enterprise installation, configuration, modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation.

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

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues

For the year ended December 31, 2015 (“2015”), we earned revenues of $21,377,557 compared to $18,670,138 for the year ended December 31, 2014 (“2014”), an increase of $2,707,419 or 15%. Revenues include the following:

	For the Year Ended December 31,
	2015	2014

Professional services	$12,048,909	$10,002,240
ASP revenue	6,419,912	4,847,940
Sales of software licenses	1,036,624	2,150,000
Maintenance revenue	1,799,923	1,649,730
Sub-leasing and other revenue	72,189	20,228

Total	$21,377,557	$18,670,138

•	In 2015 our professional services revenue increased $2,046,669 or 21% as a result of higher billable implementation services. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	In 2015 our ASP revenue increased $1,571,972 or 32% as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on the Company’s owned servers located at the Company’s office or at a third party’s site.

•	2015 To Date we earned $1,036,624 of license fee revenue, which included an $850,000 license fee for InsPro Enterprise recognized for a recently implemented client and the resale of third party software licenses to clients in the process of implementing InsPro Enterprise. In 2014 we earned $2,150,000 of license fee revenue, which was the sum of a license fee recognized upon the completion of the implementation of additional insurance products for an existing client plus a license fee recognized for a recently implemented client.

•	In 2015 our maintenance revenue increased $150,193 or 9% as a result of increased fees from several clients’ recent implementations of InsPro Enterprise.

•	Other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties.

Cost of Revenues

Our cost of revenues for 2015 was $21,702,984 as compared to $16,834,833 for 2014 for an increase of $4,868,151 or 29% as compared to 2014. Cost of revenues consisted of the following:

	For the Year Ended December 31,
	2015	2014

Compensation, employee benefits and related taxes	$8,034,470	$7,474,438
Professional fees	11,973,271	7,592,393
Depreciation	490,551	674,674
Rent, utilities, telephone and communications	486,976	452,836
Other cost of revenues	717,716	640,492
	$21,702,984	$16,834,833

•	In 2015 our compensation, employee benefits and related taxes component of cost of revenues increased $560,032 or 8% as compared to 2014. Salaries, employee benefits and related taxes increased primarily as a result of increased employee staffing.

•	In 2015 our professional fees component of cost of revenues increased $4,380,878 or 58% as compared to 2014. Professional fees increased as a result of increased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro EnterpriseTM. In the third quarter 2014 the Company engaged a third party consulting firm to be a preferred system integrator for the Company for InsPro Enterprise, which contributed to the increase in cost.

•	In 2015 our depreciation component of cost of revenues decreased $184,123 or 27% as compared to 2014. Depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for these assets.

•	In 2015 our other cost of revenues component of cost of revenues increased $77,224 or 12% as compared to 2014. The increase was primarily the result of $177,675 cost of 3rd party licensed software resold to two clients. Other cost of revenues consisted of computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross loss of $325,427 in 2015 as compared to a gross profit of $1,835,305 in 2014. The results from operations in 2015 were unfavorably impacted by higher cost of revenues, a result of increased utilization of several outside consulting firms, to assist with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro Enterprise.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for 2015 were $6,099,564 as compared to $7,268,272 for 2014 for a decrease of $1,168,708 or 16% as compared to 2014. Selling, marketing and administrative expenses consisted of the following:

	For the Year Ended December 31,
	2015	2014

Compensation, employee benefits and related taxes	$3,336,287	$4,492,640
Advertising and other marketing	148,880	321,409
Depreciation	109,379	166,067
Rent, utilities, telephone and communications	364,569	378,586
Professional fees	927,623	901,452
Other general and administrative	1,212,826	1,008,118
	$6,099,564	$7,268,272

•	In 2015 our salaries, employee benefits and related taxes decreased $1,156,353, or 26%, as compared to 2014. The decrease was primarily the result of $1,277,064 of lower equity compensation to directors and certain executives of InsPro LLC partially offset by slightly higher employee staffing.

•	In 2015 our advertising and other marketing expenses decreased $172,529, or 54%, as compared to 2014 primarily as a result of reduced marketing activities.

•	In 2015 our depreciation expenses decreased $56,688, or 34%, as compared to 2014. Depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for these assets.

•	In 2015 our other expense increased $204,708, or 20%, as compared to 2014. Other expense increased primarily as a result of higher bad debt expense in 2015 as compared to 2014 and $52,500 of bank fees incurred in 2015 as a result of the Company’s early termination of the loan from Silicon Valley Bank (“SVB”) and the termination of the Amended and Restated Loan and Security Agreement dated December 2, 2014 (the “Loan Agreement”).

Operating loss from continuing operations

As a result of the aforementioned factors, we reported an operating loss from continuing operations of $6,424,991 in 2015 as compared to an operating loss of $5,432,967 in 2014.

Other income (expenses)

The gain on the change of the fair value of the warrant liability in 2014 represents the mark to market adjustments for the change in fair value of warrants, which contain provisions that adjust the exercise price of these warrants in the event we issue our common stock or other securities convertible into our common stock at a price lower than the exercise price of these warrants. The gain on the change of the fair value of the warrant liability is primarily attributable to changes in the per share price of the Company’s common stock.

Gain on the sale of equipment in 2015 was the result of the sale of certain computer equipment to an InsPro Enterprise client.

Interest expense is attributable to interest on the Company’s loans with Co-Investment Fund II, L. P. (“Co-Investment”), Silicon Valley Bank, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages. The increase in interest expense is primarily the result of interest on the Company’s loans from Co-Investment of $89,425 and $0 in 2015 and 2014, respectively. The loans from Co-Investment are described later in Liquidity and Capital resources.

Income on discontinued operations

Results from discontinued operations were as follows:

	For the Year Ended December 31,
	2015	2014
Revenues:
Commission and other revenue from carriers	$18,499	$28,068
Transition policy commission pursuant to the Agreement	165,044	238,547

	183,543	266,615

Operating expenses:
Other general and administrative	27,746	27,055

	27,746	27,055

Income from discontinued operations	$155,797	$239,560

For 2015 we earned revenues from discontinued operations of $183,543 as compared to $266,615 in 2014, a decrease of $83,072 or 31%. Revenues decreased due to the declines in our discontinued telesales call center produced agency business.

As a result of the aforementioned factors, we reported income from discontinued operations of $155,797 or $0.00 gain from discontinued operations per share in 2015 as compared to $239,560 or $0.01 income from discontinued operations per share in 2014.

Net loss

As a result of the factors discussed above, we reported a net loss of $6,376,468 or $0.15 net loss per share in 2015, as compared to a net loss of $5,184,687 or $0.12 net loss per share in 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, we had a cash balance of $3,398,293 and negative working capital of $1,285,353.

Net cash (used in) provided by operations was ($3,636,327) and $1,622,778 in 2015 and 2014, respectively. Impacting our cash flow from operations was our net loss of $6,376,468 and $5,184,687 in 2015 and 2014, respectively, and:

•	Decreases in prepaid assets of $141,528 in 2015, which is primarily the cost of third party licensed software purchased for resale in 2014 and resold in 2015.

•	Increases in accounts receivable of $1,714,625 in 2015, which is primarily the result of increased billings and slower payments from certain clients as compared to 2014.

•	Increases in accounts payable of $576,018 in 2015, which is primarily the result of increased past due balances owed to several outside IT consulting firms, which as a result of increased utilization of these firms.

•	Increases in accrued expenses of $123,778 in 2015, which is primarily the result of increased accrued expenses to outside IT consulting firms.

•	Increases in deferred revenue of $2,428,673 in 2015, which is primarily the result of an unearned $2,500,000 Reseller Fee, which was collected but not earned in 2015.

In addition to cash used in operating activities we incurred the following non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation and amortization expense of $599,930 and $840,741 in 2015 and 2014, respectively.

•	Recorded stock-based compensation and consulting expense of $500,739 and $1,777,803 in 2015 and 2014, respectively.

•	Recognized a gain on change in fair value of warrant liabilities of $0 in 2015 and $51,440 in 2014.

Net cash used in investing activities in 2015 was $60,809 as compared to $576,274 in 2014. The decrease is primarily the result of the payments in 2014 for additional computer hardware and software acquired as a result of increased activity of existing and new clients utilizing the Company’s hosting service for InsPro EnterpriseTM and to a lesser extent increased staffing. The aforementioned amounts exclude capital leased computer hardware and software.

Net cash provided by financing activities in 2015 was $3,664,428 as compared to $185,039 of cash used in financing activities in 2014.

•	On January 30, 2015, the Company and InsPro LLC (collectively, the “Borrowers”) issued a Secured Convertible Promissory Note (the “Note”) to The Co-Investment Fund II, L.P., a holder of more than 5% of our common stock on an as converted basis (“Co-Investment”), pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Borrowers entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 to the Borrowers, which is secured by all assets of the Company and InsPro LLC other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (“Collateral”). Pursuant to the Note, interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest will be paid on or before June 30, 2016. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000.

•	On March 17, 2015, the Company received a loan from Edmond Walters, a current director of the Company, in the amount of $500,000 (the “Walters Loan”). The Walters Loan was a pre-payment by Mr. Walters in connection with any future issuance of equity securities of the Company, and is convertible into equity securities of the Company in connection with any such future issuance of equity securities as agreed to by the Company and Mr. Walters. The Walters Loan is refundable to Mr. Walters on demand, without interest, if the Company does not consummate an equity financing within a time period to be determined by the Company and Mr. Walters.

•	On March 27, 2015, the Borrowers issued a second Secured Convertible Promissory Note (the “Second Note”) in the amount of $1,000,000 to Co-Investment pursuant to a second Secured Convertible Promissory Note Purchase Agreement (the “Second Note Purchase Agreement”). The terms of the Second Note are essentially identical to the terms of the Note and the terms of the Second Note Purchase Agreement are essentially identical to the terms of the Note Purchase Agreement.

•	On September 18, 2015, pursuant to a securities purchase agreement, (the “Purchase Agreement”) the Company sold to certain investors 1,163,141 units (each, a “Unit”) at a per Unit purchase price equal to $3.00. Each Unit sold consisted of one share of Series B Preferred Stock of the Company and a warrant to purchase ten shares of Common Stock of the Company at an initial exercise price of $0.15 per share, subject to adjustment. In connection with the Purchase Agreement the Company:

o	Received cash in the amount of $900,000 from certain investors;

o	Issued to Co-Investment Units equal to the outstanding principal and accrued interest owed to Co-Investment under the Note and the Second Note in exchange for the termination of the Note and the Second Note; and

o	Issued to Mr. Walters Units equal to the amount owed to Mr. Waters under the Walters Loan in exchange for the termination of the Walters Loan, and refund to Mr. Walters $2.00 that represents fractional shares not issued.

•	On October 6, 2015, pursuant to a securities purchase agreement, the Company sold to Independence Blue Cross, LLC, a Pennsylvania limited liability company (the “IBC”) 333,333 Units at a per Unit purchase price equal to $3.00. Each Unit sold to IBC consisted of one share of Series B Preferred Stock of the Company and a warrant to purchase ten shares of Common Stock of the Company at an initial exercise price of $0.15 per share, subject to adjustment. The gross proceeds the Company received in connection with the same of such Units were $999,999.

•	Payments on notes payable pertain to repayment of the borrowed amount under the Loan Agreement with SVB and notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	InsPro Technologies has entered into various capital lease obligations to purchase equipment used for operations.

Liquidity and Other Considerations

During the year ended December 31, 2015, $3,636,327 of cash was used in operations, $60,809 of cash was used to fund investing activities and $3,664,428 of cash was provided by financing activities, which resulted in a net decrease in cash of $32,708. Cash used in operations during 2015 was mitigated in part by $2.4 million increase in deferred revenue, which was largely the result of a single $2.5 million cash receipt and transaction. As of December 31, 2015, the Company’s shareholder deficit was $2,555,826 and approximately $3.1 million of the Company’s $5.4 million of accounts payable balance was beyond 30 days old and past due.

Our liquidity needs for the next twelve months and beyond are principally for the funding of our operations and the purchase of property and equipment. Barring unforeseen circumstances, we anticipate being able to fund the Company’s liquidity needs for the next twelve months with cash and cash equivalents balances as of December 31, 2015 combined with the proceeds from the issuance of debt or equity securities. We believe that offerings of equity or debt securities are possible to fund expenditures for the next twelve months and beyond although such offerings may not be available to us on acceptable terms and are dependent on market conditions at such time.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
InsPro Technologies Corporation
Radnor, Pennsylvania

We have audited the accompanying consolidated balance sheets of InsPro Technologies Corporation and Subsidiaries as of December 31, 2015 and 2014, the related consolidated statements of operations, changes in shareholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InsPro Technologies Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Coconut Creek, Florida
March 29, 2016

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS:
Cash	$3,398,293	$3,431,001
Accounts receivable, net	3,959,437	2,244,812
Prepaid expenses	179,700	321,228
Other current assets	4,954	2,796
Assets of discontinued operations	15,212	19,783

Total current assets	7,557,596	6,019,620

Property and equipment, net	747,937	1,104,441
Other assets	40,000	50,000

Total assets	$8,345,533	$7,174,061

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$27,474	$549,329
Accounts payable	5,410,146	4,834,128
Accrued expenses	497,088	373,310
Current portion of capital lease obligations	227,880	182,388
Deferred revenue	2,680,361	2,251,688

Total current liabilities	8,842,949	8,190,843

LONG TERM LIABILITIES:
Warrant liability	-	5,760
Deferred revenue	2,000,000	-
Capital lease obligations	149,892	231,207

Total long term liabilities	2,149,892	236,967

Total liabilities	10,992,841	8,427,810

SHAREHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 11,000,000 and 5,000,000 shares authorized, 5,305,852 and 3,809,378 shares issued and outstanding (liquidation value $15,917,556 and $11,428,134)	11,689,018	7,709,919
Common stock ($.001 par value; 500,000,000 and 400,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	46,742,784	45,738,974
Accumulated deficit	(63,984,757)	(57,608,289)

Total shareholders' deficit	(2,647,308)	(1,253,749)

Total liabilities and shareholders' deficit	$8,345,533	$7,174,061

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2015	2014

Revenues	$21,377,557	$18,670,138

Cost of revenues	21,702,984	16,834,833

Gross profit (loss)	(325,427)	1,835,305

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	3,336,287	4,492,640
Advertising and other marketing	148,880	321,409
Depreciation	109,379	166,067
Rent, utilities, telephone and communications	364,569	378,586
Professional fees	927,623	901,452
Other general and administrative	1,212,826	1,008,118

Total selling, general and administrative expenses	6,099,564	7,268,272

Operating loss from continuing operations	(6,424,991)	(5,432,967)

Other income (expense):
Gain on the change of the fair value of warrant liability	-	51,440
Gain on the sale of equipment	17,738	-
Interest expense	(125,012)	(42,720)

Total other income (expense)	(107,274)	8,720

Loss from continuing operations	(6,532,265)	(5,424,247)

Income from discontinued operations	155,797	239,560

Net loss	$(6,376,468)	$(5,184,687)

Net income (loss) per common share - basic and diluted:
Loss from operations	$(0.15)	$(0.13)
Income from discontinued operations	-	0.01
Net loss per common share	$(0.15)	$(0.12)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $.001
	$.001 Par Value		$.001 Par Value		Par Value				Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shareholders' Equity (Deficit)

Balance - December 31, 2013	1,276,750	$2,864,104	3,809,378	$7,709,919	41,543,655	$41,543	$43,411,172	$(52,423,602)	$1,603,136

Amortization of deferred compensation	-	-	-	-	-	-	83,402	-	83,402

Net loss for the period	-	-	-	-	-	-	-	(5,184,687)	(5,184,687)

Fair value of warrant liability whose anti-dilution provisions expired during the period	-	-	-	-	-	-	549,999	-	549,999

Warrants issued to directors and stockholders as compensation	-	-	0	-	-	-	1,694,400	-	1,694,400

Balance - December 31, 2014	1,276,750	$2,864,104	3,809,378	$7,709,919	41,543,655	$41,543	$45,738,974	$(57,608,289)	$(1,253,749)

Amortization of deferred compensation	-	-	-	-	-	-	259,048	-	259,048

Net loss for the period	-	-	-	-	-	-	-	(6,376,468)	(6,376,468)

Preferred stock and warrants issued in private placements	-	-	1,496,474	3,979,099	-	-	497,310	-	4,476,409

Fair value of warrant liability whose anti-dilution provisions expired during the period	-	-	-	-	-	-	5,760	-	5,760

Warrants issued to executives as compensation	-	-	-	-	-	-	51,200	-	51,200

Warrants amended to extend the expiration date issued to an executive as compensation	-	-	-	-	-	-	190,492	-	190,492

Balance - December 31, 2015	1,276,750	$2,864,104	5,305,852	$11,689,018	41,543,655	$41,543	$46,742,784	$(63,984,757)	$(2,647,308)

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(6,376,468)	$(5,184,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	599,930	840,741
Stock-based compensation	500,739	1,777,803
(Gain) on change of fair value of warrant liability	-	(51,440)
(Gain) on the sale of equipment	(17,738)	-
Changes in assets and liabilities:
Accounts receivable	(1,714,625)	(584,248)
Prepaid expenses	141,528	(13,163)
Other current assets	(2,158)	(232)
Other assets	10,000	10,000
Accounts payable	576,018	3,664,877
Accrued interest on secured note from related party	89,425	-
Accrued expenses	123,778	(83,443)
Due to related parties	-	(10,000)
Deferred revenue	2,428,673	1,244,813
Assets of discontinued operations	4,571	11,757

Net cash (used in) provided by operating activities	(3,636,327)	1,622,778

Cash Flows From Investing Activities:
Purchase of property and equipment	(139,862)	(576,274)
Proceeds from the sale of equipment	79,053	-

Net cash used in investing activities	(60,809)	(576,274)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock and warrants	1,899,999	-
Fees paid in connection with sale of preferred stock and warrants	(13,013)	-
Payments on notes payable	(521,855)	(108,512)
Gross proceeds from secured note from related party	2,000,000	-
Gross proceeds loan payable to related party	500,000	-
Payments on capital leases	(200,703)	(76,527)

Net cash provided by (used in) financing activities	3,664,428	(185,039)

Net (decrease) increase in cash	(32,708)	861,465

Cash - beginning of the period	3,431,001	2,569,536

Cash - end of the period	$3,398,293	$3,431,001

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$125,012	$42,513
Non cash financing activities:
Accrued interest on loan payable	$-	$207
Fair value of warrant liability whose anti-dilution provisions expired during the period	$5,760	$549,999
Issuance of preferred stock and warrants valued at the amounts owed on secured notes plus accrued interest from related party and loan from related party	$2,589,425	$-

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

The Company offers InsPro Enterprise on both a licensed and an application service provider (“ASP”) basis. InsPro Enterprise is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business. InsPro Technologies' clients include insurance carriers and third party administrators. The Company realizes revenue from the sale of software licenses, application service provider fees, hosting fees, software maintenance fees and consulting and implementation services.

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP“). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2015 and 2014 include the warrant liability, allowance for doubtful accounts, valuation allowance on deferred tax asset, stock-based compensation, the useful lives and valuation of property and equipment, and deferred revenue.

Cash and cash equivalents

The Company had no cash equilavents during the two years ended December 31, 2015. The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2015 and 2014, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $140,946 and $125,146, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and capital lease obligations approximated fair value as of December 31, 2015, and December 31, 2014, because of the relatively short-term maturity of these instruments and their market interest rates.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures. See Note - 11 Fair Value Measurements.

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

Income taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, ”Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The Company has not yet filed its tax returns for the tax year ended December 31, 2015. As of December 31, 2015, the tax years ended December 31, 2014, 2013 and 2012 are still subject to audit.

Income (loss) per common share

Basic earnings per share is computed by dividing income (loss) from continuing operations by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the adjusted net loss from operations for diluted earnings per share by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The effects of common stock equivalents and potentially dilutive securities outstanding during 2015 and 2014 are excluded from the calculation of diluted loss per common share because it is anti-dilutive.

The Company’s common stock equivalents include the following:

	December 31, 2015	December 31, 2014

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	106,117,040	76,187,560
Options to purchase common stock issued and outstanding	2,975,000	6,725,000
Warrants to purchase common stock issued and outstanding	25,084,730	45,473,780
Warrants to purchase series A convertible preferred stock, issued and outstanding	7,600,000	6,000,000
Warrants to purchase series B convertible preferred stock, issued and outstanding	25,000,000	23,400,000
	192,311,770	183,321,340

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

The Company’s revenue is generally recognized under Accounting Standards Codification 985-605, Software Revenue Recognition. For software arrangements involving multiple elements, which are the sale of software licenses, professional services, ASP services and maintenance services, the Company allocates revenue to each element based on the specific objective evidence of selling price of each deliverable, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectability is probable. Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term. Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

Effective August 18, 2015, the Company entered into a 5 year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated third party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company material breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation or seeks protection under bankruptcy (each a “Refund Event”). The Reseller Fee is fully refundable if a Refund Event occurs before August 18, 2016. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $2,000,000 between August 19, 2016 and August 18, 2017, $1,500,000 between August 19, 2017 and August 18, 2018, and $1,000,000 between August 19, 2018 and August 18, 2019. As of September 30, 2015 the Company has recorded the $2,500,000 Reseller Fee in deferred revenue ($500,000 included in short term liabilities and $2,000,000 included in long term liabilities).

The unearned portion of the Company’s revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.

See Note 2 - Discontinued Operations for revenue recognition for discontinued operations.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro Enterprise™ design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs. For the years ended December 31, 2015 and 2014, cost of revenues consisted of the following:

	For the Year Ended December 31,
	2015	2014

Compensation, employee benefits and related taxes	$8,034,470	$7,474,438
Professional fees	11,973,271	7,592,393
Depreciation	490,551	674,674
Rent, utilities, telephone and communications	486,976	452,836
Other cost of revenues	717,716	640,492
	$21,702,984	$16,834,833

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred. For the years ended December 31, 2015 and 2014, advertising and other marketing was $148,880 and $321,409, respectively.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2015 and 2014, the Company had $3,398,293 and $3,431,001 of cash in United States bank deposits, of which $500,050 and $500,043 was federally insured and $2,898,243 and $2,930,958 was not federally insured, respectively

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s InsPro Enterprise clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	December 31, 2015	December 31, 2014

Client #1	32%	16%
Client #2	17%	14%
Client #3	13%	13%
Client #4	11%	12%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table lists the percentage of the Company’s revenue earned from the Company’s InsPro Enterprise™ clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the Year Ended December 31,
	2015	2014

Client #1	28%	22%
Client #2	12%	13%
Client #3	-	12%
Client #4	-	11%

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB"), which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

The financial position of discontinued operations was as follows:

	December 31, 2015	December 31, 2014

Accounts receivable	$15,212	$19,783
Net current assets of discontinued operations	$15,212	$19,783

The results of discontinued operations do not include any allocated or common overhead expenses. The results of operations of discontinued operations were as follows:

	For the Year Ended December 31,
	2015	2014
Revenues:
Commission and other revenue from carriers	$18,499	$28,068
Transition policy commission pursuant to the Agreement	165,044	238,547

	183,543	266,615

Operating expenses:
Other general and administrative	27,746	27,055

	27,746	27,055

Income from discontinued operations	$155,797	$239,560

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	December 31, 2015	December 31, 2014
Computer equipment and software	3	$4,152,927	$3,927,491
Office equipment	4.6	158,732	148,381
Office furniture and fixtures	6.7	189,857	189,857
Leasehold improvements	5.4	94,620	94,620
		4,596,136	4,360,349

Less accumulated depreciation		(3,848,199)	(3,255,908)

		$747,937	$1,104,441

The following table discloses depreciation expense as reported in the statement of operations.

	For the Year Ended December 31,
	2015	2014

Depreciation included in cost of revenues	$490,551	$674,674
Depreciation included in selling, general and administrative	109,379	166,067
Total depreciation	$599,930	$840,741

NOTE 4 – NOTES PAYABLE

Notes payable consisted of the following:

	December 31, 2015	At December 31, 2014

Notes payable for insurance premium financing	$27,474	$24,329
Loan from Silicon Valley Bank	-	525,000

	$27,474	$549,329

On June 24, 2015, the Company together with InsPro Technologies, LLC (“InsPro LLC”) and Atiam Technologies L. P., which is a wholly owned subsidiary of the Company (collectively the “InsPro Parties”), advised SVB of their desire to terminate the Loan Agreement, between the InsPro Parties and SVB. Prior to June 24, 2015, the InsPro Parties paid off the amount borrowed under the Loan Agreement, and on June 24, 2015 the InsPro Parties paid SVB early termination fees of $52,500, and SVB released all security interests in the InsPro Parties’ assets.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 5 – EQUITY TRANSACTIONS AND LOANS FROM RELATED PARTIES

September 2015 Private Placement

On September 18, 2015, the Company completed a private placement (the “Private Placement”) with certain accredited investors (the “Investors”), including The Co-Investment Fund II, L.P., which hold more than 5% of our common stock (“Co-Investment”) and Donald Caldwell, who is the CEO and chairman of the board of directors of the Company and managing partner of Co-Investment; Edmond Walters, who is a director of the Company, and Azeez Enterprises, LP, which is affiliated with Michael Azeez, who is a director of the Company, for an aggregate of 1,163,141 shares of our Series B Convertible Preferred Stock and warrants to purchase 11,631,410 shares of our common stock (the “2015 Warrants”). The Company sold to the Investors 1,163,141 units (“Units”) at a per Unit price of $3.00, for an aggregate total investment of $3,489,423, and each unit consisted of one share of Series B Convertible Preferred Stock and a warrant to purchase 10 shares of our Common Stock at an initial exercise price of $0.15 per share (“Warrant Shares”), subject to adjustment pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”). The Company intends to use the net proceeds of the Private Placement for working capital purposes. See Note 6 - Shareholders’ Deficit – Series B Preferred Stock and Common Stock Warrants. In the Private Placement the Company issued; 696,475 shares of Series B Preferred Stock and a warrant to purchase 6,964,750 shares of our Common Stock to Co-Investment, 166,666 shares of Series B Preferred Stock and a warrant to purchase 1,666,660 shares of our Common Stock to Edmond Walters, 150,000 shares of Series B Preferred Stock and a warrant to purchase 1,500,000 shares of our Common Stock to Azeez Enterprises, and 150,000 shares of Series B Preferred Stock and a warrant to purchase 1,500,000 shares of our Common Stock to an unrelated third party.

The Company agreed, pursuant to the terms of the Purchase Agreement, that for a period of 90 days after the effective date (the “Initial Standstill”) of the Purchase Agreement, the Company shall not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company. In addition, pursuant to the Purchase Agreement, the Company was permitted to sell up to an additional 1,000,000 Units to Independence Blue Cross within 90 days following the Closing on substantially the same terms and conditions described above and as set forth in the Purchase Agreement.

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

Secured Convertible Promissory Note to Co-Investment Fund II, LP.

On January 30, 2015, the Company and InsPro LLC issued a Secured Convertible Promissory Note (“Note”) to Co-Investment, pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Company, InsPro LLC (collectively the “Borrowers”) and Co-Investment entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Company and InsPro LLC, which is secured by all assets of the Company and InsPro LLC other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (“Collateral”). Pursuant to the Note, interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest will be paid on or before June 30, 2016. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 5 – EQUITY TRANSACTIONS AND LOANS FROM RELATED PARTIES (continued)

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

Pursuant to the terms of the Purchase Agreement, the Company and Co-Investment agreed that, effective at the closing of the Private Placement on September 18, 2015, (i) the Note and Second Note (collectively, “Notes”) were amended such that the entire principal amount of the Notes plus accrued interest as of the closing was converted into 696,475 Units that consisted of 696,475 shares of Series B Preferred Stock and a warrant to purchase 6,964,750 shares of our Common Stock , (ii) the Notes were converted in accordance with the terms thereof by the issuance of the Units to Co-Investment under the Purchase Agreement, (iii) all amounts owed to Co-Investment by the Company under borrowings by the Company, whether evidenced orally or in writing, including without limitation, the Notes and any unpaid principal balance, any interest owed and any penalties or additional fees owed to Co-Investment (collectively, “Existing Indebtedness”), was fully paid and satisfied by the Company, and the Existing Indebtedness was cancelled, and (iv) the Notes and any other agreements entered into in connection with the Notes were amended to give effect to the foregoing.

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

Pursuant to the terms of the Purchase Agreement, the Company and Edmond Walters agreed that, effective at the closing on September 18, 2015, (i) the Walters Loan was converted by the issuance of the 166,666 Units that consisted of 166,666 shares of Series B Preferred Stock and a warrant to purchase 1,666,660 shares of our Common Stock to Edmond Walters under the Purchase Agreement, (ii) all amounts owed to Edmond Walters by the Company under borrowings by the Company, whether evidenced orally or in writing, including without limitation, the Walters Loan and any unpaid principal balance, any interest owed and any penalties or additional fees owed to Edmond Walters (collectively, “Walters Existing Indebtedness”), was fully paid and satisfied by the Company, and the Walters Existing Indebtedness was cancelled, and (iii) the Walters Loan and any agreements entered into in connection with the Loan were amended to give effect to the foregoing.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 5 – EQUITY TRANSACTIONS AND LOANS FROM RELATED PARTIES (continued)

IBC Private Placement

On October 6, 2015, the Company entered into and completed a private placement (the “IBC Private Placement”) with Independence Blue Cross, LLC, a Pennsylvania limited liability company, which hold more than 5% of our common stock ( “IBC”), for an aggregate of 333,333 shares of its Series B Preferred Stock and a warrant (the “IBC Warrant”) to purchase 3,333,330 shares of the Company’s Common Stock, pursuant to the terms of a securities purchase agreement (the “IBC Purchase Agreement”).

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

NOTE 6 – SHAREHOLDERS’ DEFICIT

Common Stock

As of December 31, 2015 and 2014, the Company was authorized to issue 500,000,000 and 400,000,000 shares of common stock, respectively, with a par value of $0.001 per share (“Common Stock”). As of December 31, 2015 and 2014, the Company had 41,543,655 shares of its Common Stock issued and outstanding.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	December 31, 2015	December 31, 2014

Exercise of options issued and outstanding to purchase common stock	2,975,000	6,725,000
Issuance of common shares available under the 2010 Equity Compensation Plan	1,672,500	22,271,980
Exercise of warrants issued and outstanding to purchase common stock	25,084,730	45,473,780
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	7,600,000	6,000,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,117,040	76,187,560
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	25,000,000	23,400,000

Total common stock reserved for issuance	193,984,270	205,593,320

The above table includes common stock reserved for non exercisable stock options and common stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Convertible Preferred Stock

As of December 31, 2015 and 2014, the Company was authorized to issue 3,437,500 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”). As of December 31, 2015 and 2014, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding. As of December 31, 2015 and 2014, the Company has reserved 380,000 and 300,000 shares, respectively, of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

Series B Convertible Preferred Stock

As of December 31, 2015 and 2014, the Company was authorized to issue 11,000,000 and 5,000,000 shares of Series B Convertible Preferred Stock, respectively, with a par value of $0.001 per share (“Series B Preferred Stock”). As of December 31, 2015 and 2014, the Company had 5,305,852 and 3,809,378 of its Series B Preferred Stock issued and outstanding, respectively.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s common and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each share of Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price or $15,917,556 and $11,428,134 as of December 31, 2015 and 2014, respectively, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of common and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred stock times $3.00. Each share of Series B Preferred Stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock. For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price in aggregate for all issued and outstanding Series B Preferred Stock.

2015

On September 18, 2015, pursuant to the Purchase Agreement, the Company sold to the investors 1,163,141 Units in the Private Placement at a per Unit purchase price equal to $3.00. Each Unit sold in the Private Placement consisted of one share of Series B Preferred Stock and a warrant to purchase ten shares of Common Stock at an initial exercise price of $0.15 per share, subject to adjustment. See Note 5 – Equity Transactions and Loans from Related Parties – September 2015 Private Placement.

The Company allocated $364,928 of the $3,489,423 proceeds received as a result of the Private Placement, which represent the fair value of the Warrant Shares, to additional paid in capital using a Black-Scholes option pricing model with the following assumptions: expected volatility of 422%, a risk-free interest rate of 0.10%, an expected term of 2.1 years and 0% dividend yield. The remaining $3,124,495 of the proceeds received was allocated to the Series B Preferred Stock less $13,013 of legal expenses incurred as a result of the September 2015 Private Placement.

On October 6, 2015, pursuant to the IBC Purchase Agreement, the Company sold to IBC 333,333 Units in the IBC Private Placement at a per Unit purchase price equal to $3.00. Each Unit sold in the IBC Private Placement consisted of one share of Series B Preferred Stock and a warrant to purchase ten shares of Common Stock at an initial exercise price of $0.15 per share, subject to adjustment. See Note 5 – Equity Transactions and Loans from Related Parties – IBC Private Placement.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

The Company allocated $132,382 of the $999,999 proceeds received as a result of the Private Placement, which represent the fair value of the IBC Warrant shares, to additional paid in capital using a Black-Scholes option pricing model with the following assumptions: expected volatility of 397%, a risk-free interest rate of 0.70%, an expected term of 2.1 years and 0% dividend yield. The remaining $867,617 of the proceeds received was allocated to the Series B Preferred Stock.

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

2015

During 2015, options to purchase 4,450,000 shares of the Company’s Common Stock, which were previously granted to directors and current and former employees of the Company, expired in accordance with the terms of such options.

On March 27, 2015, the Company granted to an executive of the Company an option to purchase a total of 200,000 shares of the Company’s Common Stock, which vests as follows: 66,666 shares of Common Stock on March 27, 2016 and 66,667 shares of Common Stock on March 27 of each year from 2017 through 2018. This option has a five year term and an exercise price of $0.10 per share, which exceeded the $0.067 closing price of one share of the Company’s Common Stock as quoted on the OTCBB on March 27, 2015. The fair value of the option granted was estimated on the date of the grant to be $14,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 792%, risk-free interest rate: 0.12%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $3,565 in the year ended December 31, 2015.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

On November 13, 2015, the Company granted to an executive of the Company an option to purchase a total of 500,000 shares of the Company’s Common Stock, which vests as follows: 125,000 shares of Common Stock on March 13 of each year from 2016 through 2018. This option has a five year term and an exercise price of $0.10 per share, which exceeded the $0.032 closing price of one share of the Company’s Common Stock as quoted on the OTCBB on November 13, 2015. The fair value of the option granted was estimated on the date of the grant to be $16,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 778%, risk-free interest rate: 0.3%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $1,600 in the year ended December 31, 2015.

The Company recorded compensation expense pertaining to employee stock options and warrants in salaries, commission and related taxes of $500,739 for the year ended December 31, 2015, which included $125,667 of expense pertaining to stock options, $133,381 of expense pertaining to warrants to purchase Series A Preferred Stock, $51,200 of expense pertaining to warrants to purchase Series B Preferred Stock, and $190,491 of expense pertaining to an amended and restated warrant to purchase Series A Preferred Stock. The Company recorded compensation expense pertaining to employee stock options and warrants in salaries, commission and related taxes of $1,777,803 for the year ended December 31, 2014, which included $83,403 of expense pertaining to stock options and $1,694,400 of expense pertaining to warrants to purchase Series B Preferred Stock. See Note 6 – Stockholders Deficit – Series A Preferred Stock warrants and Series B Preferred Stock warrants.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $157,389 as of December 31, 2015, which will be recognized over a weighted average 2.7 years in the future.

As of December 31, 2015, there were 30,000,000 shares of our Common Stock authorized to be issued under the 2010 Equity Compensation Plan, of which 26,021,980 shares of our common stock remain available for future stock option grants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2015 and 2014 are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2013	5,900,000	$0.51	$0.36	2.33	$-

For the year ended December 31, 2014
Granted	3,600,000	0.10	0.04
Exercised	-	-	-
Expired	(2,775,000)	0.10	0.10

Outstanding at December 31, 2014	6,725,000	$0.46	$0.30	1.66	$-

For the period ended September 30, 2015
Granted	700,000	0.10	0.07
Exercised	-	-	-
Expired	(4,450,000)	0.10	0.10

Outstanding at December 31, 2015	2,975,000	$0.90	$0.54	2.53	$-

Outstanding and exercisable at December 31, 2015	1,075,000	$1.64	$1.35	1.79	$-

(1)	The aggregate intrinsic value is based on the $0.0325 closing price as of December 31, 2015 for the Company’s Common Stock.

The following information applies to options outstanding at December 31, 2015:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.100	2,500,000	3.0	$0.100	600,000	0.100
3.500	75,000	0.3	3.500	75,000	3.500
3.600	400,000	0.3	3.600	400,000	$3.600
	2,975,000			1,075,000

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

Common Stock Warrants

2014

During 2014, warrants to purchase 26,666,667 shares of the Company’s Common Stock expired in accordance with the terms of such warrants.

2015

During 2015, warrants to purchase 35,353,790 shares of the Company’s Common Stock expired in accordance with the terms of such warrants.

The 2015 Warrants provide that the holders thereof shall have the right at any time prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a call event (as defined below) and (ii) November 20, 2017, to acquire up to a total of 11,631,180 shares of Common Stock of the Company upon the payment of $0.15 per Share (the “Exercise Price”). See Note 5 – Equity Transactions and Loans from Related Parties – September 2015 Private Placement.

The IBC Warrant provides that the holders thereof shall have the right at any time prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event and (ii) November 20, 2017, to acquire up to a total of 3,333,330 shares of Common Stock of the Company (each an “IBC Warrant Share”) upon the payment of $0.15 per Warrant Share (the “Exercise Price”). The Company also has the right upon a Call Event to call the outstanding IBC Warrant, in which case such IBC Warrant will expire if not exercised within ten business days thereafter. See Note 5 – Equity Transactions and Loans from Related Parties – IBC Private Placement.

The Company also has the right, at any point after which the volume weighted average trading price per share of the Common Stock for a minimum of 20 consecutive trading days is equal to at least eight times the Exercise Price per share, provided that certain other conditions have been satisfied (a “Call Event”), to call the outstanding 2015 Warrants and IBC Warrant, in which case such 2015 Warrants and IBC Warrant will expire if not exercised within ten business days thereafter.

The Company determined the 2015 Warrants and the IBC Warrant qualify for a scope exception under ASC 815 as they were determined to be indexed to the Company’s stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

A summary of the status of the Company's outstanding common stock warrants as of and for the years ended December 31, 2015 and 2014 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2013	72,140,447	$0.15

For the year ended December 31, 2014
Granted	-	-
Exercised	-	-
Expired	(26,666,667)	0.15
Outstanding and exercisable at December 31, 2014	45,473,780	$0.15

For the year ended December 31, 2015
Granted	14,964,740	0.15
Exercised	-	-
Expired	(35,353,790)	0.15
Outstanding and exercisable at December 31, 2015	25,084,730	$0.15

The following information applies to common stock warrants outstanding at December 31, 2015:

Warrant Issue Date	Warrant Exercise Price	Warrant Expiration Date	Weighted Average Remaining Life	Anti-dilution Provision Expiration Date	Outstanding Common Stock Warrants

11/20/2012	$0.15	11/20/2017	1.9	expired	4,999,990
3/14/2013	0.15	3/14/2018	2.2	expired	120,000
9/12/2013	0.15	11/20/2017	1.9	expired	5,000,000
9/18/2015	0.15	11/20/2017	1.9	n/a	11,631,410
10/6/2015	$0.15	11/20/2017	1.9	n/a	3,333,330

					25,084,730

Outstanding common stock warrants at December 31, 2015, have a weighted average remaining contractual life of 1.9 years.

The Company determined the common stock warrants issued during 2010, 2011, 2012 and 2013 did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock as prescribed by ASC 815. See Note 11 Fair Value Measurements – Warrant Liability.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

Series A Preferred Stock warrants

On March 27, 2015, the Company granted to two executives of the Company warrants to purchase a total of 160,000 shares of the Company’s Series A Preferred Stock, which in total vests as follows: 40,000 shares of Series A Preferred Stock on March 27 of each year from 2016 through 2019. These warrants each have a five year term and an exercise price of $4.00 per share. The fair value of these warrants granted were estimated on the date of the grant to be $224,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 768%, risk-free interest rate: 0.12%, expected life in years: 5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. During the year ended December 31, 2015, one of the two executives resigned and warrants to purchase a total of 80,000 shares of the Company’s Series A Preferred Stock expired in accordance with the terms of such warrants.

The Company recorded compensation expense pertaining to these warrants in salaries, commission and related taxes of $133,381 in the year ended December 31, 2015.

Outstanding warrants to purchase the Company’s Series A Preferred Stock at December 31, 2015, have a remaining contractual life of 1.4 years. A summary of the status of the Company's outstanding Series A Preferred Stock warrants as of and for the year ended December 31, 2015 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2013	300,000	$4.00

For the year ended December 31, 2014
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2014	300,000	$4.00

For the year ended December 31, 2015
Granted	160,000	4.00
Exercised	-	-
Expired	(80,000)	-
Outstanding and exercisable at December 31, 2015	380,000	$4.00

Series B Preferred Stock Warrants

2014

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

On May 22, 2014, the board of directors of the Company authorized the grant of a warrant to purchase 30,000 shares of the Company’s Series B Convertible Preferred Stock, with a par value of $0.001 per share, at an exercise price equal to $3.00 per share (the “2014 IBC Warrant”) to either Mr. Alan Krigstein or to Independence Blue Cross (“IBC”) or its affiliate as designated by Mr. Krigstein subject to and effective on the date of Mr. Krigstein’s designation to the Company of the recipient of such warrant. Mr. Alan Krigstein, the executive vice president and chief financial officer of Independence Hospital Indemnity Plan, Inc. (formerly named Independence Blue Cross) and Independence Blue Cross, LLC (“IBC, LLC”), was subsequently elected as a director of the Company effective June 3, 2014. On August 14, 2014, the Company received Mr. Krigstein’s written notice designating the 2014 IBC Warrant to be issued to IBC, LLC. The Company granted the 2014 Warrant to IBC, LLC effective August 14, 2014. The 2014 IBC Warrant is immediately exercisable, non transferrable and will expire on May 22, 2019.

The Company estimated the fair value of the 2014 IBC Warrant to be $30,000 as of the date of grant using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 768%, risk-free interest rate: 0.06%, expected life in years: 4.8, and assumed dividend yield: 0%. As of December 31, 2014, the Company recorded $30,000 as compensation, employee benefits and related taxes.

2015

On November 13, 2015, the Company granted to two executives of the Company warrants to purchase a total of 80,000 shares of the Company’s Series B Preferred Stock, which were immediately exercisable. These warrants each have a five year term and an exercise price of $3.00 per share. The fair value of these warrants granted were estimated on the date of the grant to be $51,200 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 778%, risk-free interest rate: 0.3%, expected life in years: 5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to these warrants in salaries, commission and related taxes of $51,200 in the year ended December 31, 2015.

Outstanding Series B Warrants at December 31, 2015, have a remaining contractual life of 3.5 years. A summary of the status of the Company's outstanding Series B Warrants as of and for the period ended December 31, 2015 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2013	-	$-

For the year ended December 31, 2014
Granted	1,170,000	3.00
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2014	1,170,000	$3.00

For the year ended December 31, 2015
Granted	80,000	3.00
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2015	1,250,000	$3.00

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

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

In connection with the Company’s 2009 private placement, the Company and the participating investor also entered into a Registration Rights Agreement (the “2009 Registration Rights Agreement”). Under the terms of the 2009 Registration Rights Agreement, the Company agreed to prepare and file with the SEC, within 30 days following the receipt of a demand notice of a holder of registrable securities, a registration statement on Form S-1 covering the resale of the shares and the warrant shares. Subject to limited exceptions, the Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act, and to use its reasonable best efforts to keep the registration statement effective under the Securities Act until the date that all of the registrable securities covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(b)(i) promulgated under the Securities Act. In addition, if the Company proposes to register any of its securities under the Securities Act in connection with the offering of such securities for cash, the Company shall, at such time, promptly give each holder of registrable securities notice of such intent, and such holders shall have the option to register their registrable securities on such additional registration statement. The 2009 Registration Rights Agreement also provides for payment of partial damages to the investor under certain circumstances relating to failure to file or obtain or maintain effectiveness of the Registration Statement, subject to adjustment.

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

In connection with the 2012 private placement, the 2013 Private Placement, the Private Placement and the IBC Private Placement, the Company and the participating investors also entered into registration rights agreements, in substantially the same form as the 2010 Registration Rights Agreement.

As of December 31, 2015, the Company has not received a demand notice in connection with any registration rights agreement. At December 31, 2015, the Company does not believe that it is probable that the Company will incur a penalty in connection with the Company’s registration rights agreements. Accordingly no liability was recorded as of December 31, 2015.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 7 – CAPITAL LEASE OBLIGATIONS

InsPro LLC has entered into several capital lease obligations to purchase equipment used for operations. InsPro LLC has the option to purchase the equipment at the end of the lease agreements for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of December 31, 2015 and 2014:

		December 31, 2015	December 31, 2014
	Useful Life (Years)
Computer equipment and software	3	$1,344,091	$1,179,211
Phone System	3	15,011	15,011
		1,359,102	1,194,222
Less accumulated depreciation		(990,007)	(803,353)
		$369,095	$390,869

Future minimum payments required under capital leases at December 31, 2015 are as follows:

2016	$229,801
2017	113,649
2018	41,233

Total future payments	384,683
Less amount representing interest	6,911

Present value of future minimum payments	377,772
Less current portion	227,880

Long-term portion	$149,892

NOTE 8 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 3 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $82,462 and $76,572 for the years ended December 31, 2015 and 2014, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 9 – OPERATING LEASES AND FUTURE COMMITMENTS

Employment and Separation Agreements

On March 31, 2008, Anthony R. Verdi, our Chief Financial Officer, was also appointed to the position of Chief Operating Officer, effective April 8, 2008. Mr. Verdi was appointed to the board on June 20, 2008, and was appointed our Principal Executive Officer on May 18, 2011 through January 26, 2015.

Mr. Verdi’s amended and restated employment agreement automatically renewed for a one year term on March 31, 2015, and, if not terminated, will automatically renew for one year periods. His annual base salary was $225,000 per year from March 31, 2008 through May 30, 2011 and was then increased by the board of directors to $250,000 effective June 1, 2011 and again increased to $300,000 effective November 1, 2015. He is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time.

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

Pursuant to an amended and restated written employment agreement with InsPro LLC, Mr. Oakes serves as Vice Chairman of the board of directors. Pursuant to his employment agreement, his annual base salary was $250,000 per year through September 30, 2011. On April 7, 2011, Mr. Oakes received an increase in his base compensation pursuant to his employment agreement to $300,000 retroactive to July 1, 2010, upon InsPro LLC achievement of one calendar quarter of positive operating cash flow, which occurred during the calendar quarter ended March 31, 2011. Mr. Oakes was entitled to bonus compensation equal to 100% of the InsPro LLC’s net income up to a maximum of $100,000 in 2010 and $100,000 in 2011. Mr. Oakes is entitled to such fringe benefits as are available to other executives of the Company. Mr. Oakes employment agreement was automatically extended for an additional one year term on March 25, 2014 and will be annually automatically extended thereafter unless either party provides written notification to the other party of non-renewal no later than 60 days prior to the termination date of the agreement.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 9 – OPERATING LEASES AND FUTURE COMMITMENTS (continued)

As of December 31, 2015, the Company has employment agreements with four vice presidents of the Company, which will automatically renew each for a one year term in 2016. These employment agreements provide that these four executives will be compensated at an aggregate annual base salary of $761,000 with bonus compensation at the discretion of the Company’s board of directors. These agreements may be terminated by the Company for “cause” (as such term is defined in the agreements) and without “cause” upon 30 days notice. These agreements may be terminated by the Company without “cause”, in which case the terminated employee will be entitled to their base salary for a period of six months. In the event of termination without cause or for good reason, these four vice presidents would receive their then current base annual salary for a period of six months, plus unpaid accrued employee benefits, which is primarily accrued vacation, less all applicable taxes. In the event of the voluntary termination of any of these executives’, death or disability, they or their estate would receive unpaid accrued employee benefits, less all applicable taxes. These agreements also contain non-competition and non-solicitation provisions for the duration of the agreements plus a period of six months after termination of employment.

Operating Leases

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania. The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of the Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of the Landlord’s building expenses. Under the terms of the lease agreement, rent is waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet. The Company recorded a liability for deferred rent in the amount of $36,894 as of December 31, 2015, which is included in accrued liabilities on the consolidated balance sheet.

The Company paid the Landlord a security deposit of $110,000 under the lease (the “Security Deposit”) during the third quarter of 2006, which is accounted for as a deposit in other assets. The Company will not earn interest on the Security Deposit. The Security Deposit will decrease and the Landlord will return to the Company $10,000 on the third anniversary of the commencement date of the lease and on each anniversary thereafter until the required Security Deposit has been reduced to $20,000. The Security Deposit will be returned to the Company 30 days after the end of the lease provided the Company has complied with all provisions of the lease. The balance of the Security Deposit is $40,000 as of December 31, 2015.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 9 – OPERATING LEASES AND FUTURE COMMITMENTS (continued)

On March 15, 2012, InsPro LLC and BPG agreed to amend the BPG Lease to extend its term to January 31, 2017, and after BPG completes certain building improvements InsPro Technologies will move from its current location to another floor of the same building and lease 17,567 square feet of furnished office space from BPG. Effective April 1, 2015, InsPro LLC and BPG agreed to amend the BPG Lease to lease 6,810 square feet of furnished office space from BPG another floor of the same building. The Company’s monthly rent shall be $24,887 per month commencing with InsPro Technologies’ occupancy of the new office space, which occurred in June 2012 through January 31, 2013. InsPro Technologies’ monthly rent increased to $25,619 per month February 1, 2013 through January 31, 2014, increased to $26,351 per month February 1, 2014 through January 31, 2015, increased to $27,082 per month February 1, 2015 through March 31, 2015, increased to $37,082 through January 31, 2016, will increase to $37,814 per month February 1, 2016 through March 31, 2016, and will decrease to $27,814 per month from April 1, 2016 through January 31, 2017.

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $664,995 and $573,983 for the years ended December 31, 2015 and 2014, respectively.

Future minimum payments required under operating leases, severance and employment agreements and service agreements at December 31, 2015 are as follows:

2016	$850,302
2017	208,268
2018	852
2019	-
thereafter	-

Total	$1,059,422

NOTE 10 - INCOME TAXES

The Company has net operating loss carry forwards for federal income tax purposes of approximately $49,700,000 at December 31, 2015, the unused portion of which expires in years 2025 through 2035. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). The issuance of the Company’s Series A Preferred Stock on January 15, 2009 resulted in a change of control as defined under IRC 382.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 10 - INCOME TAXES (continued)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2015 and 2014:

	2015	2014

Computed "expected" expense (benefit)	$(2,231,764)	$(1,770,839)
State tax expense (benefit), net of federal effect	(191,294)	(151,786)
Amortization/impairment of acquisition related assets	(5,002)	(5,002)
Stock based compensation	190,281	675,565
(Gain) loss on change in fair value of warrants	-	(19,547)
Other permanent differences	5,995	9,646
Increase in valuation allowance	2,231,784	1,261,963
	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014

Deferred tax assets:
Net operating loss carry forward	$18,868,252	$17,237,156
Depreciation	52,177	51,197
Compensation expense	61,683	45,684
Deferred revenue	648,288	54,842
All Miscellaneous Other	14,019	23,756
Total deferred tax asset	19,644,419	17,412,635

Deferred tax liabilities	-	-
Net deferred tax asset	19,644,419	17,412,635
Less: valuation allowance	(19,644,419)	(17,412,635)
	$-	$-

The Company has fully reserved the deferred tax asset in excess of the deferred tax liabilities due to the limitation on taxable income that can be offset by net operating loss carry forwards in future periods under IRC section 382 as a result of changes in control and substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance was increased by $2,231,784 from the prior year.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

As of December 31, 2015
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

The Company determined the fair value of the warrant liability at December 31, 2015 was $0. As of December 31, 2015, there were no warrants with provisions that reduce the exercise price of the warrants. Accordingly all warrants qualify for a scope exception under ASC 815.

The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable input (Level 3) for the three months ended December 31, 2015:

Warrant liability balance as of December 31, 2014	$5,760
Fair value of warrants whose anti-dilution provisions expired during the period	(5,760)
Warrant liability balance as of December 31, 2015	$-

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 12 – SUBSEQUENT EVENTS

Rights Offering - Issuance of Preferred Stock and Warrants

On February 2, 2016 the Company filed a registration statement for a rights offering on form S-1/A, which the Commission declared effective on February 5, 2016, to distribute to shareholders excluding residents of Arizona and California at no charge, one non-transferable subscription right for each 16,615 shares of our Common Stock, 831 shares of our Series A Preferred Stock and 830 shares of our Series B Preferred Stock owned as of January 31, 2016, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. If the rights offering was fully subscribed the gross proceeds from the rights offering would have been approximately $2.5 million. This rights offering was designed to give all of the holders of the Company’s capital stock the opportunity to participate in an equity investment in the Company on the same economic terms as the Private Placement and IBC Private Placement.

The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $240. A Subscription Unit consisted of 80 shares of Series B Preferred Stock and a warrant to purchase 800 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share. In the event that a holder of a Subscription Unit purchased all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder had the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights.

Effective with the expiration of the subscription rights, which occurred on March 14, 2016, holders of subscription rights exercised in aggregate 17 basic subscription rights and 0 over subscription rights for a total 17 Subscription Units. The Company received $4,080 in gross proceeds as a result of the exercise of Subscription Units. As a result of the exercise of 17 Subscription Units the Company issued effective on March 14, 2016 in aggregate 1,360 shares of Series B Preferred Stock and of warrants to purchase in aggregate 13,600 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share. Effective with the expiration of the subscription rights all unexercised subscription rights expired.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision of our Principal Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that assessment, the Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective for their intended purposes as of December 31, 2015.

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

As of December 31, 2015 management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our Principal Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Directors of the Registrant

Brian K. Adamsky, 55, has served as one of our directors since August, 2012. Mr. Adamsky has worked at Cross Atlantic Capital Partners, Inc. (“Cross Atlantic”) since its inception in 1999, and presently serves as its Secretary/Treasurer and Chief Financial Officer. During his years at Cross Atlantic, he has served as a director at numerous of its portfolio companies including Profectus BioSciences, Inc. and Rubicon Technology, Inc. From 1996 to 1999, Mr. Adamsky was Chief Financial Officer at Megasystems, Inc., a portfolio company of Safeguard Scientifics, Inc. Prior to Megasystems, Mr. Adamsky worked in a variety of financial and operational roles at companies in the Philadelphia region. Mr. Adamsky worked in public accounting at Touche Ross & Company (now Deloitte & Touche) and is a Certified Public Accountant in the Commonwealth of Pennsylvania. Mr. Adamsky’s experience serving as a director and officer of numerous companies qualifies him to be a member of our board of directors.

Michael Azeez, 58, has served as one of our directors since December, 2011. Mr. Azeez is a managing member of Azeez Investors, LLC. Mr. Azeez co-founded Unitel in 1988 and served its President from 1988 until 2002. Mr. Azeez served in various executive positions at American Cellular Network Corporation from 1982 until 1988 and his positions included Vice President, General Manager of various divisions and as assistant to the President. Mr. Azeez is a member of the board of directors of Acrometis Strategic Software Services, which provides software solutions to insurance companies for workers compensation claims management. Mr. Azeez is a member of the board of directors of the Friends of Yemin Orde. Mr. Azeez is the Chairman and founder of the Sam Azeez Museum of Woodbine Heritage. Mr. Azeez’s significant executive and business development experience in the telecommunications industry and his civic service for various non-profit organizations qualifies him to be a member of our board of directors.

Donald R. Caldwell, 69, has served as one of our directors and as one of the Co-Chairman of our board of directors from April 2008 through November 24, 2009, as our Chairman since November 24, 2009 and as our Chief Executive Officer since January 26, 2015. Mr. Caldwell founded Cross Atlantic in 1999, and presently serves as its Chairman and Chief Executive Officer. He has served as a director at Rubicon Technology, Inc. since 2001 where he chairs the Compensation Committee; and at Diamond Management & Technology Consultants, Inc. (NASDAQ) from 1994 until its sale to PriceWaterhouse in 2010, and where he served as a member of their Compensation Committee, Audit Committee and as the lead Director since 2006. Mr. Caldwell is a director and a member of the Compensation and Audit Committees and Chairman of the Executive Committee of Quaker Chemical Corporation (NYSE), and a member of the Compensation Committee and the board of Voxware, Inc. , a supplier of voice driven solutions. Mr. Caldwell has been a director, Chairman of the Audit Committee and member of the compensation committee of Lighting Gaming, Inc. since 2005. Mr. Caldwell has been a director of Amber Road, Inc. (NYSE: AMBR) and serves on the Nominating and Governance Committee and Compensation Committee since 2005. Mr. Caldwell has been a director and member of the audit committee of Fox Chase Bancorp, Inc. (Nasdaq: FXCB), a stock holding company of Fox Chase Bank, since October of 2014. Mr. Caldwell was a director of Kanbay International, Inc. from 1999 through 2007 when it was purchased by Capgemini. From 1996 to 1999, Mr. Caldwell was President and Chief Operating Officer and a director of Safeguard Scientifics, Inc. Mr. Caldwell was a Certified Public Accountant in the State of New York. Mr. Caldwell’s experience serving as a director and officer of numerous public companies qualifies him to be a member of our board of directors.

John Harrison, 72, has served as one of our directors since November 2005. He is a founding Partner and Executive Director of The Keystone Equities Group, Inc., a full service investment banking group and a registered NASD broker-dealer founded in 2003. Mr. Harrison also is a Managing Director of Covenant Partners, a hedge fund that invests in direct marketing services companies. In 1999, Mr. Harrison became a founding Partner of Emerging Growth Equities, Ltd., a full service investment banking and brokerage firm focused on raising capital for emerging technology companies addressing high-growth industry sectors. From 1985 to 2000, Mr. Harrison served as President of DiMark, a direct marketing agency that was subsequently acquired by Harte-Hanks in 1996. He also has held senior management positions with CUNA Mutual, RLI Insurance and CNA Insurance where he directed their direct marketing practice. Mr. Harrison was Chairman of Professional Insurance Marketing Association (PIMA) and Chairman of the DMA Financial Services Council. Mr. Harrison’s extensive experience in the financial and insurance sectors qualifies him to be a member of our board of directors.

Kenneth M. Harvey, 54, has served as a director since May 2014. Mr. Harvey has served as a director of Amber Road, Inc. (NYSE: AMBR), a provider of cloud-based global trade management solutions, since 2008. From 1989 until 2011, Mr. Harvey was employed by HSBC—Global Bank, serving as Chief Information Officer/Chief Operating Officer from 2008 to 2011 and as group general manager and Chief Information Officer from 2004 to 2007. He was president of HSBC Technology and Services, a wholly-owned subsidiary of HSBC, from 2003 to 2004. Since 2012, Mr. Harvey served as a Director of CLS Group Holdings AG. From 2012 to 2014 he was the Chairman of the Technology and Operations Committee and from 2014 Mr. Harvey has served as Chairman of the Board and a member of the Chairman’s Committee, which serves as the Compensation and Compliance Committees. Mr. Harvey also serves on the Senior Advisory Board of Oliver Wyman; a global management consulting firm. Mr. Harvey also served as director of CLS Bank International since 2011, and served as a director of Kanbay, Inc. from 2004 until 2007 and Vertical Networks, Inc. from 2002 until 2004. Mr. Harvey’s experience as an executive in the information technology field qualifies him to be a member of our board of directors.

Alan Krigstein, 63, has served as a director since June 2014. Mr. Krigstein is currently the Executive Vice President and Chief Financial Officer of Independence Blue Cross, a health insurer organization and independent licensee of the Blue Cross and Blue Shield Association, since 2009. Mr. Krigstein previously served as Senior Vice President and Chief Financial Officer of AmeriHealth Mercy Family of Companies from 1994 to 2009. Mr. Krigstein also serves as trustee and member of the audit committee of Plan Investment Fund, Inc., a mutual fund company that is open only to members and licensees of the Blue Cross and Blue Shield Association and certain related organizations, from 2011 to the present. Mr. Krigstein’s experience as an executive in the health insurance field qualifies him to be a member of our board of directors.

Robert J. Oakes, 57, has served as one of our directors since August 2008. He has served as the President and CEO of our InsPro Technologies, LLC subsidiary since our acquisition of the subsidiary on October 1, 2007 through January 26, 2015 and as our Vice Chairman since January 26, 2015. From 1986 until 2007 Mr. Oakes was President and Chief Executive Officer of the general partner of Atiam Technologies L.P. (now known as InsPro Technologies, LLC), a software development and servicing company that developed, expanded and serviced products to serve the insurance and financial services markets. Mr. Oakes founded InsPro Technologies, LLC under the name “Atiam” in 1986 and led the company’s effort to design and develop its flagship product, InsPro Enterprise. InsPro Enterprise is a state-of-the-art Insurance, Marketing, Administration and Claim System that provides end-to-end insurance processing, technology and support, for a broad range of life, health and disability products. Mr. Oakes’ experience in the development of our flagship product and his management of InsPro Technologies, LLC through January 26, 2015, qualifies him to be a member of our board of directors.

Sanford Rich, 58, has served as one of our directors since April 2006. Mr. Rich is currently the Executive Director at New York City Board of Education Retirement System since January 2016.  Mr. Rich was Chief of Negotiations and Restructuring at the Pension Benefit Guaranty Corporation, a U.S. government agency, from November 2012 to January 2016. He is a director and the Audit Committee Chairman at Aspen Group Inc., an online for profit university. Mr. Rich served as director and Chief Executive Officer at In the Car, LLC from October 2011 to November 2012. Mr. Rich was a FINRA Registered Managing Director with Whitemarsh Capital Advisors LLC, a broker-dealer, from February 2009 through December 2014. Mr. Rich served as a director, audit committee chairman and Commission qualified audit committee financial expert of Interclick, Inc. from 2007 to 2010. From 1995 to May 2008, Mr. Rich was director, Senior Vice President and Portfolio Manager at GEM Capital Management Inc. From 1993 to 1995, Mr. Rich was a Managing Director of High Yield Finance, Capital Markets & North American Loan Syndicate, Sales and Trading at Citicorp Securities. From 1985 to 1993, he served as Managing Director of Debt Capital Markets at Merrill Lynch. From 1978 to 1985, Mr. Rich held various Analyst positions in numerous companies, including Cypress Capital Management, Inc. (Vice President and Analyst from 1983 to 1985), FIAMCO (Distressed/High Yield Bond Analyst from 1981 to 1983), Progressive Corporation (Financial Analyst from 1980 to 1981) and Prescott, Ball and Turben (Distressed/High Yield Bond Analyst from 1978 to 1980). Mr. Rich’s 30+ years of experience in the financial sector qualifies him to be a member of our board of directors.

L.J. Rowell, 83, has served as one of our directors since April 2006. He is a past President (1984-1996), Chief Executive Officer (1991-1996) and Chairman of the Board (1993-1996) of Provident Mutual Life Insurance Company, where he also held various other executive and committee positions from 1980 until his retirement in 1996. Mr. Rowell served on the board of directors of the PMA Group from 1992 until 2009. Mr. Rowell served on the board of directors of the Southeast Pennsylvania Chapter of the American Red Cross, the American College, The Foundation at Paoli, and The Milton S. Hershey Medical Center. Mr. Rowell also has served on the Board of Trustees of The Pennsylvania State University as a business and industry trustee since 1992. In 1991, he served as the Chairman of the Major Business Division for the United Way of Southeastern Pennsylvania. Mr. Rowell also has served as Chairman of The American Red Cross Ad Blood Campaign and has previously served on its Major Contributions Donor Campaign. Mr. Rowell’s extensive experience in the health insurance industry and his civic service for various health care organizations qualifies him to be a member of our board of directors.

Paul Soltoff, 61, has served as one of our directors since November 2005. He is currently Managing Partner of RobPet, LLC since 2015. He served as Chairman and Chief Executive Officer of Acquirgy, Inc. from 2009 to 2014. He served as Chairman and Chief Executive Officer of SendTec, Inc. from its inception in February 2000 through 2009. From 1997 until February 2000, Mr. Soltoff served as Chief Executive Officer of Soltoff Direct Corporation, a specialized direct marketing consulting company. From September 2004 until October 2005, Mr. Soltoff served as a director of theglobe.com. Mr. Soltoff’s experience as an officer and director in the Internet marketing sector qualifies him to be a member of our board of directors.

Anthony R. Verdi, 67, has served as one of our directors since June 2008, as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008, as Acting Principal Executive Officer from June 20, 2008 through May 18, 2011 and as Principal Executive Officer from May 18, 2011 through January 26, 2015. From 2001 until November 2005, Mr. Verdi provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. Mr. Verdi served as Chief Operating Officer of Provident American Corporation and Chief Financial Officer of HealthAxis, Inc. From January 1990 until December 1998, Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller. Mr. Verdi’s extensive experience in the health insurance industry and his financial and accounting background qualifies him to be a member of our board of directors.

Edmond J. Walters, 54, has served as one of our directors since April 2008. Mr. Walters is Founder and Chief Executive Officer of eMoney Advisor, a wealth planning and management solutions provider for financial advisors that Mr. Walters founded in 2000 and is now a wholly-owned subsidiary of Commerce Bancorp. Prior to forming eMoney Advisor in 2000, Mr. Walters spent more than 20 years in the financial services industry, advising high net worth clients. From 1983 to 1992 he was associated with Kistler, Tiffany & Company in Wayne, PA. In 1992, Walters helped found the Wharton Business Group, a financial advising firm, in Malvern, PA. Mr. Walters’ 20+ years of experience in the financial sector qualify him to be a member of our board of directors.

The Board has determined that Messrs. Adamsky, Azeez, Harrison, Harvey, Krigstein, Rich, Rowell, Soltoff and Walters are “independent” directors as defined by Rule 4200(a)(15) of the NASDAQ listing standards and as defined by Rule 10A-3(b)(1)(ii) promulgated by the Commission.

Executive Officers of the Registrant

The following table sets forth the name, age and title of persons currently serving or who have served as our executive officers during 2015. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position
Donald R. Caldwell	69	Principal Executive Officer and Chairman of the board of directors of InsPro Technologies Corporation and InsPro Technologies, LLC
Mark Daley	62	Chief Revenue Officer of InsPro Technologies, LLC
John Keddy	51	Chief Information Officer of InsPro Technologies, LLC
Anthony R. Verdi	67	Chief Financial Officer and Chief Operating Officer
Robert J. Oakes	57	Vice Chairman of the board of directors InsPro Technologies Corporation

Donald R. Caldwell served as one of our directors and as one of the Co-Chairman of our board of directors from April 2008 through November 24, 2009, as our Chairman since November 24, 2009 and as our Chief Executive Officer since January 26, 2015. Mr. Caldwell founded Cross Atlantic in 1999, and presently serves as its Chairman and Chief Executive Officer. He has served as a director at Rubicon Technology, Inc. since 2001 where he chairs the Compensation Committee; and at Diamond Management & Technology Consultants, Inc. (NASDAQ) from 1994 until its sale to PriceWaterhouse in 2010, and where he served as a member of their Compensation Committee, Audit Committee and as the lead Director since 2006. Mr. Caldwell is a director and a member of the Compensation and Audit Committees and Chairman of the Executive Committee of Quaker Chemical Corporation (NYSE), and a member of the Compensation Committee and the board of Voxware, Inc. , a supplier of voice driven solutions. Mr. Caldwell has been a director, Chairman of the Audit Committee and member of the compensation committee of Lighting Gaming, Inc. since 2005.  Mr. Caldwell has been a director of Amber Road, Inc. (NYSE: AMBR) since 2005. Mr. Caldwell has been a director and member of the audit committee of Fox Chase Bancorp, Inc. (Nasdaq: FXCB), a stock holding company of Fox Chase Bank, since October of 2014. Mr. Caldwell was a director of Kanbay International, Inc. from 1999 through 2007 when it was purchased by Capgemini.  From 1996 to 1999, Mr. Caldwell was President and Chief Operating Officer and a director of Safeguard Scientifics, Inc. Mr. Caldwell was a Certified Public Accountant in the State of New York.

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

John Keddy served as our Chief Information Officer from September 2014 through July 2015. Mr. Keddy served as Vice President Information Technology for AFLAC-US, responsible for Application Services from 2008 to September 2014. Mr. Keddy served as Principal Consultant at HCL from 2007 through 2008. Mr. Keddy served as Vice President Enterprise Application Development of Conseco from 2004 through 2007. Mr. Keddy served as Vice President of IT for Annuity Division & Life Insurance Divisions of I. N. G. from 2001 to 2004. Mr. Keddy served as Program Manager/Principal Consultant for IMRglobal from 1999 to 2000. Mr. Keddy served as Management Consultant for IBM Global Services from 1998 through 1999. Mr. Keddy served as Director of Project Management of Pan American Life from 1997 through 1998. Mr. Keddy served in various management positions at Chubb Life from 1989 through 1997.

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

Summary Compensation Table

The following table summarizes the compensation paid to, awarded to or earned during the fiscal years ended December 31, 2015 and 2014 by our Principal Executive Officer and each of our three other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered to us in all capacities during 2015. The executive officers listed in the table below are referred to in this report as our “named executive officers”. There were no non-equity incentive plan compensation or non-qualified deferred compensation earnings for any of the named executive officers for the fiscal years ended December 31, 2015 and December 31, 2014.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (6)	Stock Awards ($)	Option Awards ($) (7)	All Other Compensation ($) (8)	Total ($)

Donald R. Caldwell (1)	2015	1	-	-	-	9,669	9,670
Chief Executive Officer,	2014	-	-	-	-	-	-
Chairman of the Board of Directors

Anthony R. Verdi (2)	2015	258,333	-	-	-	16,331	274,664
Chief Executive Officer,	2014	250,000	-	-	438,000	16,296	704,296
Chief Financial Officer & Chief
Operating Officer

Robert J. Oakes (3)	2015	300,000	-	-	-	16,416	316,416
President & Chief Executive Officer of InsPro Technologies, LLC	2014	300,000	-	-	438,000	18,970	756,970

Mark Daley (4)	2015	245,833	50,000	-	112,000	7,986	415,819
Chief Revenue Officer of	2014	116,667	24,994	-	75,600	5,801	223,062
InsPro Technologies, LLC

John Keddy (5)	2015	140,477	-	-	112,000	15,770	268,247
Chief Information Officer of	2014	66,288	40,000	-	117,000	9,905	233,193
InsPro Technologies, LLC

(1)              Mr. Caldwell has served as one of our directors and as one of the Co-Chairman of our board of directors from April 2008 through November 24, 2009, as our Chairman since November 24, 2009 and as our Chief Executive Officer and Chairman since January 26, 2015. Mr. Caldwell’s compensation received in 2014 was that of a non-employee director and is included in the tables and disclosures with all other non employee directors. Mr. Caldwell has assigned all of his compensation to Co-Investment Fund II, L.P.

(2)              Mr. Verdi was appointed as our Chief Financial Officer on November 10, 2005, Chief Operating Officer on April 1, 2008, interim Principal Executive Officer on June 20, 2008 and Principal Executive Officer on May 18, 2011 and effective January 26, 2015 serves as Chief Financial Officer.

(3)              Mr. Oakes was appointed as President of our subsidiary InsPro Technologies, LLC on October 1, 2007 concurrently with the closing of our acquisition of InsPro and effective January 26, 2015 serves as Vice Chairman of our board of directors.

(4)              Mr. Daley was appointed Chief Revenue Officer of our subsidiary InsPro Technologies, LLC on June 2, 2014.

(5)              Mr. Keddy was appointed Chief Information Officer of our subsidiary InsPro Technologies, LLC on September 24, 2014. Mr. Keddy resigned effective July 17, 2015, and all amounts owed to Mr. Keddy pursuant to his employment agreement were paid to him.

(6)              Mr. Daley received variable compensation based on license fee revenue recognized in accordance with his variable compensation arrangement. Mr. Keddy received a one-time sign-on bonus.

(7)              Represents the aggregate grant date fair value of the stock option or warrants to purchase the Company’s Series B Convertible Preferred Stock as of the date of grant using the Black-Scholes option-pricing model. Fair value is estimated based on an expected life of five years, an assumed dividend yield of 0% and the assumptions below.

Name	Fiscal Year	Fair Value at Date of Grant ($)	Number of Options Granted (#)	Option Exercise Price ($)	Closing Stock Price on the Date of Grant ($)	Date of Grant	Expected Volatility	Risk Free Interest Rate	Expected Life in Years	Assumed Dividend Yield

Donald R. Caldwell (a)	2015	-	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-	-

Anthony R. Verdi (b)	2015	-	-	-	-	-	-	-	-	-
	2014	$438,000	300,000	$3.000	$3.000	5/22/2014	769%	0.050%	5.0	0.0%

Robert J. Oakes (b)	2015	-	-	-	-	-	-	-	-	-
	2014	438,000	300,000	3.000	3.000	5/22/2014	7.686	0.001	5.003	0.0%

Mark Daley (c) (d)	2015	112,000	80,000	$4.000	1.400	3/27/2015	779%	0.120%	5.0	0.0%
	2014	$75,600	1,800,000	$0.100	$0.042	8/19/2014	753%	0.050%	5.0	0.0%

John Keddy (d)	2015	112,000	80,000	$4.000	1.400	3/27/2015	779%	0.120%	5.0	0.0%
	2014	$117,000	1,800,000	$4.000	$0.065	11/14/2014	789%	0.070%	5.0	0.0%

(a)              Mr. Caldwell received no equity compensation as Chief Executive Officer. On May 22, 2014, the board of directors of the Company granted warrants to purchase 30,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share to Mr. Caldwell. On May 22, 2014, Mr. Caldwell assigned these warrants to the Co-Investment Fund II, L.P. The warrants are immediately exercisable, non transferrable and expire on May 22, 2019. Mr. Caldwell’s compensation received in 2014 and 2013 was that of a non-employee director and is included in the tables and disclosures with all other non employee directors.

(b)              On May 22, 2014, the board of directors of the Company granted warrants to purchase 300,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share to Messrs. Verdi and Oakes. The warrants are immediately exercisable, non transferrable and expire on May 22, 2019.

(c)              On August 19, 2014, the board of directors of the Company granted options to purchase common stock issued under the Company’s 2010 Equity Compensation Plan to Mr. Daley.

(d)              On March 27, 2015, the board of directors of the Company granted warrants to purchase 80,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share to Messrs. Daley and Keddy. The warrants are immediately exercisable, non transferrable and expire on May 22, 2019, however the warrants to Mr. Keddy expired as a result of his termination of employment in accordance with the terms of the warrants.

(8)              All other compensation paid to our named executive officers in the fiscal year ended December 31, 2015 consisted of the following:

Name	Payments for Auto and Equipment ($) (a)	Company Paid Health, Life and Disabilitly Insurance ($) (b)	Company Matching of Employee 401(k) Contributions (c)	Reimbursement of Personal Living Expenses (d)	Board of Directors Meeting Fees (e)	Total ($)

Donald R. Caldwell	-	-	-	-	9,669	9,669

Anthony R. Verdi	13,200	677	2,454	-	-	16,331

Robert J. Oakes	1,200	12,566	2,650	-	-	16,416

Mark Daley	1,200	4,136	2,650	-	-	7,986

John Keddy	600	6,776	1,252	7,142	-	15,770

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

(e)               Mr. Caldwell received board and committee meeting fees at the rates specified in the Company’s non employee director compensation plan. Mr. Caldwell has assigned all of his compensation to Co-Investment Fund II, L.P.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the outstanding equity awards held by our named executive officers for the year ended December 31, 2015. There have been no stock awards granted. The information below pertains to stock options, which were granted under the 2010 Equity Compensation Plan (which includes prior grants under our 2005 Incentive Stock Plan, 2006 Omnibus Equity Compensation Plan and 2008 Equity Compensation Plan), a warrant to purchase 150,000 shares of the Company’s Series A Convertible Preferred Stock, which was issued to Mr. Oakes on August 18, 2010, and a warrant to purchase 150,000 shares of the Company’s Series A Convertible Preferred Stock, which was issued to Mr. Verdi on September 14, 2011, warrants to purchase 300,000 shares of the Company’s Series B Convertible Preferred Stock were issued to Mr. Oakes and Mr. Verdi on May 22, 2014, and a warrant to purchase 80,000 shares of the Company’s Series A Convertible Preferred Stock, which was issued to Mr. Daley on March 27, 2015.

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable

Donald R. Caldwell	-	-	-	-	-

Anthony R. Verdi	150,000	-	-	4.00	9/14/2016
	300,000	-	-	3.00	5/22/2019

Robert J. Oakes	300,000	-	-	3.00	5/22/2019

Mark Daley	600,000	1,200,000	-	4.00	8/19/2019
	-	80,000	-	4.00	3/27/2020

John Keddy	-	-	-	-	-

Compensation Committee Interlocks and Insider Participation

No members of our compensation committee are currently, or have been, employed by us as officers or employees. None of our executive officers currently serve, or in the past three years have served, as a member of the board of directors, compensation committee or other board committee performing equivalent functions of another entity that has one or more executive officers serving on our board or compensation committee.

Employment, Severance and Other Agreements

Donald R. Caldwell

Our board of directors appointed Mr. Caldwell Chief Executive Officer and Chairman of our board of directors on January 26, 2015, with an annual salary of $1. Mr. Caldwell is employed as an at-will employee.

Anthony R. Verdi

Pursuant to an amended and restated employment agreement Mr. Verdi serves as our Chief Financial Officer and Chief Operating Officer. His amended and restated employment agreement automatically renewed for a one year term on March 31, 2013, and, if not terminated, will automatically renew for one year periods. His annual base salary was $225,000 per year from March 31, 2008 through May 30, 2011 and was then increased by the board of directors to $250,000 effective June 1, 2011 and increased to $300,000 effective November 1, 2015. He is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time.

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

Robert J. Oakes

Pursuant to an amended and restated written employment agreement with InsPro Technologies, LLC, Mr. Oakes serves as Vice Chairman of the board of directors. Pursuant to his employment agreement, his annual base salary was $250,000 per year through September 30, 2011. On April 7, 2011, Mr. Oakes received an increase in his base compensation pursuant to his employment agreement to $300,000 retroactive to July 1, 2010, upon InsPro Technologies, LLC achievement of one calendar quarter of positive operating cash flow, which occurred during the calendar quarter ended March 31, 2011. Mr. Oakes was entitled to bonus compensation equal to 100% of the InsPro Technologies, LLC’s net income up to a maximum of $100,000 in 2010 and $100,000 in 2011. Mr. Oakes is entitled to such fringe benefits as are available to other executives of the Company. Mr. Oakes employment agreement was automatically extended for an additional one year term on March 25, 2014 and will be annually automatically extended thereafter unless either party provides written notification to the other party of non-renewal no later than 60 days prior to the termination date of the agreement.

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

Pursuant to Mr. Oakes employment agreement, he is subject to a non-competition and non-solicitation provision during the term of his employment agreement and for a period of one year following his termination.

Mark Daley

Mr. Daley has served as InsPro Technologies, LLC’s Chief Revenue Officer effective June 2, 2014. Mr. Daley is employed as an at-will employee. Mr. Daley is entitled to variable incentive compensation based on a percentage of new sales pursuant to a written variable compensation arrangement with InsPro Technologies, LLC.

John Keddy

Pursuant to a written employment agreement with InsPro Technologies, LLC Mr. Keddy serves as InsPro Technologies, LLC’s Chief Information Officer effective September 25, 2014. Pursuant to his employment agreement, his annual base salary is $250,000 per year plus such fringe benefits as are available to other executives of the Company. His employment agreement has a term of one year and automatically renewed for a one year term on each anniversary unless either party provides written notification to the other party of non-renewal no later than 30 days prior to the termination date of the agreement. Mr. Keddy resigned effective July 17, 2015.

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

Pursuant to Mr. Keddy’s employment agreement, he is subject to a non-competition and non-solicitation provision during the term of his employment agreement and for a period of 6 months following his termination.

Compensation of Directors

The following table sets forth information concerning the compensation of all individuals who served on our board of directors during the fiscal year ended December 31, 2015. There were no option awards and no non-equity incentive plan compensation or nonqualified deferred compensation earnings paid to any of our directors for the year ended December 31, 2015. Directors who are employees receive no additional or special compensation for serving as directors. All compensation for Messrs. Caldwell, Oakes and Verdi is included in the Summary Compensation Table. Mr. Caldwell was appointed Chief Executive Officer of the Company on January 26, 2015. Messrs. Adamsky, and Caldwell have assigned all of their compensation to The Co-Investment Fund II, L.P. Messrs. Adamsky and Caldwell are stockholders, directors and officers of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of The Co-Investment Fund II, L.P.

Name		Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Total ($)

Brian Adamsky	(2)	6,500	-	-	6,500

Michael Azeez		6,000	-	-	6,000

John Harrison		6,500	-	-	6,500

Kenneth Harvey		6,000	-	-	6,000

Alan Krigstein	(3)	-	-	-	-

Sanford Rich		8,500	-	-	8,500

L.J. Rowell		8,000	-	-	8,000

Paul Soltoff		6,000	-	-	6,000

Edmond Walters		3,000	-	-	3,000

(1)          Represents board and committee meeting fees paid to our directors under our Non-Employee Director Compensation Plan.

(2)	Messrs. Adamsky and Caldwell have assigned all of their board compensation to The Co-Investment Fund II, L.P.

(3)	Mr. Krigstein has assigned his equity compensation to Independence Blue Cross, LLC and he has declined all cash compensation.

The following table sets forth information concerning the aggregate number of options and warrants available, which are options or warrants issued, outstanding and exercisable, for non-employee directors as of December 31, 2015.

Aggregate Number of Options/Warrants Available as of December 31, 2015

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

Director Compensation Plan

Directors who are employees receive no additional or special compensation for serving as directors. Non- employee directors receive the following compensation under the terms of our Non Employee Director Compensation Plan, which was amended on December 13, 2011, to remove all equity compensation and annual cash retainer components from the plan and to increase the per Board meeting cash fee effective January 2, 2012:

The compensation of the Company’s non-employee directors is as follows:

•	$1,500 meeting fee for each director for each meeting of the Board attended in person or via conference telephone.

•	$500 meeting fee for each committee member for each meeting of a committee of the Board, attended in person or via conference telephone.

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows information known by us with respect to the beneficial ownership of our common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as of March 28, 2016, for each of the following persons:

•	our directors;

•	our named executive officers;

•	all of our directors, director nominees and executive officers as a group; and

•	each person or group of affiliated persons or entities known by us to beneficially own 5% or more of our common stock, Series A Convertible Preferred Stock or Series B Convertible Preferred Stock.

The number of shares beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the Commission. Under these rules, beneficial ownership includes (i) any shares as to which the individual or entity has sole or shared voting power or investment power and (ii) any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 28, 2016 through the exercise of any warrant, stock option or other right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying options and warrants that are exercisable within 60 days of March 28, 2016 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The following table is based on 25,084,730 shares of Common Stock, 1,276,750 shares of Series A Convertible Preferred Stock and 5,307,212 shares of Series B Convertible Preferred Stock outstanding as of March 28, 2016. Unless otherwise indicated, the address of all individuals and entities listed below is InsPro Technologies Corporation, 150 N. Radnor-Chester Road, Suite B-101, Radnor, Pennsylvania 19087.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Title of Class	Percent of Shares Beneficially
Directors and Executive Officers:

Brian Adamsky	85,688,674 (1)(2)	Common Stock	74.8%
	1,250,000 (2)	Series A Preferred Stock	97.9%
	1,827,186 (2)(3)	Series B Preferred Stock	35.2%
Michael Azeez	23,799,990 (4)(5)(24)(25)	Common Stock	40.5%
	463,333(4)(7)(25)	Series B Preferred Stock	8.7%

Name of Beneficial Owner	Number of Shares Beneficially Owned	Title of Class	Percent of Shares Beneficially
Donald R. Caldwell	86,199,990 (1)(2)	Common Stock	75.2%
	1,250,000 (2)	Series A Preferred Stock	97.9%
	1,887,186 (2)(3)	Series B Preferred Stock	35.2%
Mark Daley	600,000 (24)	Common Stock	1.4%
Robert J. Oakes	6,026,813 (6)	Common Stock	12.7%
	1,250 (8)	Series A Preferred Stock	*
	300,000 (10)	Series B Preferred Stock	5.4%
John Harrison	770,000 (9)	Common Stock	1.8%
	1,250	Series A Preferred Stock	*
	30,000 (7)	Series B Preferred Stock	*
Kenneth Harvey	6,000,000 (11)	Common Stock	12.6%
	300,000 (10)	Series B Preferred Stock	5.4%
John Keddy	-	Common Stock	*
Alan Krigstein	-	Common Stock	*
L. J. Rowell	1,015,600 (12)	Common Stock	2.4%
	30,000 (7)	Series B Preferred Stock	*
Paul Soltoff	805,000 (13)	Common Stock	1.9%
	1,250	Series A Preferred Stock	*
	30,000 (7)	Series B Preferred Stock	*
Sanford Rich	915,000 (14)	Common Stock	2.2%
	1,250	Series A Preferred Stock	*
	30,000 (7)	Series B Preferred Stock	*
Anthony R. Verdi	9,085,000 (15)	Common Stock	18.0%
	151,250(8)	Series A Preferred Stock	10.6%
	300,000 (10)	Series B Preferred Stock	5.4%
Edmond Walters	5,771,613(21)	Common Stock	12.2%
	196,666 (7)	Series B Preferred Stock	3.7%
All directors and executive officers as a group (12 persons)	132,288,786 (1)(2) (4)(5)(6)(9) (11)(12)(13) (14)(15)(16)(17) (18)(20)(21)	Common Stock	86.9%

	1,406,250 (23)	Series A Preferred Stock	98.6%
	3,567,185 (2) (4) (22)	Series B Preferred Stock	55.3%

Name of Beneficial Owner	Number of Shares Beneficially Owned	Title of Class	Percent of Shares Beneficially
Holders of More than Five Percent of Our Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock:

The Co-Investment Fund II, L. P.	85,688,674 (16)	Common Stock	74.8%
	1,250,000	Series A Preferred Stock	97.9%
	1,887,186 (3)	Series B Preferred Stock	35.2%

Independence Blue Cross	58,933,330 (17)	Common Stock	58.7%
	2,530,000 (7)	Series B Preferred Stock	47.4%

Azeez Investors, LLC	9,999,990 (5)	Common Stock	19.4%
	283,333 (7)	Series B Preferred Stock	5.3%
	4,500,000 (24)	Common Stock	17.0%
Scarpa Family Trust, 2005	150,000	Series B Preferred Stock	7.4%
	11,000,010 (18)	Common Stock	20.9%
	366,667	Series B Preferred Stock	6.9%
Alvin H. Clemens	4,500,010 (26)	Common Stock	9.8%

* Less than 1%

(1)	Includes 12,646,874 shares of common stock, 10,298,080 shares underlying warrants, which are convertible within 60 days of March 28, 2016, 25,000,000 shares underlying 1,250,000 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock, and 36,543,720 shares underlying 1,827,186 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock, which are beneficially owned by Co-Investment, designee of Cross Atlantic Capital Partners, Inc. Also includes 1,200,000 shares underlying warrants which are exercisable within 60 days of March 28, 2016, to purchase 60,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock, which are beneficially owned by Co-Investment.

(2)	Represents securities owned by Co-Investment, the designee of Cross Atlantic Capital Partners, Inc., of which Brian Adamsky is secretary, treasurer and chief financial officer and of which Donald R. Caldwell is managing partner. Mr. Caldwell is also a shareholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of Co-Investment. Mr. Adamsky and Mr. Caldwell disclaim beneficial ownership of these securities, except to the extent of their pecuniary interest therein.

(3)	Includes 60,000 underlying shares underlying warrants which are exercisable within 60 days of March 28, 2016, which are beneficially owned by Co-Investment.

(4)	Includes securities owned by Azeez Investors, LLC and Azeez Enterprises, LP. Mr. Azeez is a managing member of Azeez Investors, LLC and Azeez Enterprises, LP. Mr. Azeez disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein. Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 28, 2016, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(5)	Includes 5,333,330 shares underlying warrants which are exercisable within 60 days of March 28, 2016. Includes 5,666,660 shares underlying 283,333 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(6)	Includes 1,500,000 shares underlying options and 33,333 shares underlying warrants, all of which are exercisable within 60 days of March 28, 2016. Includes 3,000,000 shares underlying a warrant which is exercisable within 60 days of March 28, 2016, to purchase 150,000 shares of Series A Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 6,000,000 shares underlying a warrant which is exercisable within 60 days of March 28, 2016, to purchase 300,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(7)	Includes 30,000 underlying shares for warrants, which are exercisable within 60 days of March 28, 2016.

(8)	Intentionally omitted.

(9)	Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 28, 2016, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(10)	Includes 300,000 shares underlying warrants, which are exercisable within 60 days of March 28, 2016.

(11)	Includes 6,000,000 shares underlying a warrant which is exercisable within 60 days of March 28, 2016, to purchase 300,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(12)	Includes 200,000 shares underlying options, which are exercisable within 60 days of March 28, 2016. Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 28, 2016, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(13)	Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 28, 2016, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(14)	Includes 200,000 shares underlying options and 33,333 shares underlying warrants, all of which are exercisable within 60 days of March 28, 2016. Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 28, 2016, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(15)	Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 3,000,000 shares underlying a warrant which is exercisable within 60 days of March 28, 2016, to purchase 150,000 shares of Series A Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 6,000,000 shares underlying a warrant which is exercisable within 60 days of March 28, 2016, to purchase 300,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(16)	Includes 10,298,080 shares underlying warrants, which are exercisable within 60 days of March 28, 2016. Includes 25,000,000 shares underlying 1,250,000 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 37,743,720 shares underlying 1,887,186 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Also includes 1,200,000 shares underlying warrants which are exercisable within 60 days of March 28, 2016, to purchase 60,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock, which are beneficially owned by Co-Investment.

(17)	Includes 8,333,330 shares underlying warrants which are exercisable within 60 days of March 28, 2016. Includes 50,000,000 shares underlying 2,500,000 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Also includes 600,000 shares underlying warrants which are exercisable within 60 days of March 28, 2016, to purchase 30,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(18)	Includes 3,666,670 shares underlying warrants which are exercisable within 60 days of March 28, 2016. Includes 7,333,340 shares underlying 366,667 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(19)	Includes 1,000,000 shares of common stock held by The Clemens-Beaver Creek Limited Partnership, of which Alvin H. Clemens is the general partner. Also includes 100,000 shares held by Mr. Clemens’s minor children.

(20)	Includes 23,400,000 shares underlying warrants which are exercisable within 60 days of March 28, 2016, to purchase 1,140,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(21)	Includes 3,333,320 shares underlying 166,666 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 28, 2016, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(22)	Includes 1,170,000 shares underlying warrants which are exercisable within 60 days of March 28, 2016.

(23)	Includes 150,000 shares underlying warrants which are exercisable within 60 days of March 28, 2016.

(24)	Includes 1,500,000 shares underlying warrants which are exercisable within 60 days of March 28, 2016. Includes 3,000,000 shares underlying 150,000 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2015:

EQUITY COMPENSATION PLAN

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)

Equity compensation plans approved by security holders	2,972,000	$0.90	26,021,980

Equity compensation plans not approved by security holders(1)(2)(3)	32,600,000	$0.16	0

Total(1)(2)(3)	35,575,000	$0.22	26,021,980

(1)	Includes warrants issued as compensation, which were not part of an equity compensation plan that was approved by security holders, to four executives to purchase in aggregate 380,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), at an exercise price equal to $4.00 per share for a period of five years from the grant date of the warrants. These warrants are immediately exercisable and non transferrable. Each share of Series A Preferred Stock is convertible into 20 shares of common stock, subject to adjustment, at the option of the holder of the Series A Convertible Preferred Stock. On August 18, 2010, the board of directors of the Company granted a warrant to purchase 150,000 shares of Series A Preferred Stock to Mr. Robert Oakes. This warrant originally had an expiration date of August 18, 2015, however the warrant was amended on March 27, 2015, to expire on September 14, 2016. On September 14, 2011, the board of directors of the Company granted a warrant to purchase 150,000 shares of Series A Convertible Preferred Stock to Anthony R. Verdi. This warrant expires on September 14, 2016. Also includes warrants granted on March 27, 2015 to Mr. Daley and another executive of the Company who each received warrants to purchase 80,000 shares of the Company’s Series A Preferred Stock, which in total vests as follows: 40,000 shares of Series A Preferred Stock on March 27 of each year from 2016 through 2019. These warrants will expire on March 27, 2020.

(2)	Includes warrants issued as compensation on May 22, 2014, which were not part of an equity compensation plan that was approved by security holders, to Messrs. Harvey, Oakes and Verdi to purchase in aggregate 300,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), at an exercise price equal to $3.00 per share for a period of five years from the grant date of the warrants. Also includes warrants issued as compensation on May 22, 2014, which were not part of an equity compensation plan that was approved by security holders, to Messrs. Adamsky, Azeez, Caldwell, Harrison, Rich, Rowell, Soltoff and Walters to each purchase in aggregate 30,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share for a period of five years from the grant date of the warrants. Messrs. Adamsky and Caldwell have assigned all of their board compensation including the aforementioned warrants to The Co-Investment Fund II, L.P. Also includes warrants issued as compensation on August 14, 2014, which were not part of an equity compensation plan that was approved by security holders, to Mr. Krigstein to purchase in aggregate 30,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share until May 22, 2019. Mr. Krigstein has assigned the aforementioned warrants to Independence Blue Cross, LLC. All of the aforementioned warrants are immediately exercisable and non transferrable. Each share of Series B Preferred Stock is convertible into 20 shares of common stock, subject to adjustment, at the option of the holder of the Series B Preferred Stock. Also includes warrants granted on November 13, 2015 to two executives of the Company who each received warrants to purchase 40,000 shares of the Company’s Series A Preferred Stock, which were immediately exercisable and will expire on March 27, 2020.

(3)	Assumes the warrants to purchase in aggregate 380,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share are converted into 20 shares of common stock for each share of Series A Preferred Stock, or 7,600,000 shares of common stock in aggregate, with a weighted average exercise price of $0.20 per common stock share. Also assumes the warrants to purchase in aggregate 1,250,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share are converted into 20 shares of common stock for each share of Series B Preferred Stock, or 25,000,000 shares of common stock in aggregate, with a weighted average exercise price of $0.15 per common stock share.

A description of the material terms of our equity compensation plans can be found in Note 6 – Shareholders’ (Deficit) Equity – Stock Options and in the notes to the consolidated financial statements contained in Item 7 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions With Related Persons

From the beginning of our fiscal year preceding until the date of this Annual Report on Form 10-K, there has been no transaction, nor is there any transaction currently proposed, to which we were, are, or would be a participant, in which the amount involved exceeded or would exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors or executive officers, any holder of more than 5% of our common stock or any member of the immediate family of any of these persons or entities had or will have a direct or indirect material interest, other than the transactions listed below.

•	On May 22, 2014, the board of directors of the Company granted warrants to purchase 1,140,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 per share (“Series B Stock”) at an exercise price equal to $3.00 per share (the “Series B Warrants”) to the directors of the Company. Messrs. Adamsky and Caldwell assigned their warrants to The Co-Investment Fund II, L.P. The Series B Warrants are immediately exercisable, non transferrable and expire on May 22, 2019.

•	On May 22, 2014, the board of the Company authorized the grant of a warrant to purchase 30,000 shares of the Series B Stock at an exercise price equal to $3.00 per share (the “IBC Warrant”) to either Mr. Alan Krigstein or to Independence Blue Cross (“IBC”) or its affiliate as designated by Mr. Krigstein subject to and effective on the date of Mr. Krigstein’s designation to the Company of the recipient of the Warrant. Mr. Alan Krigstein, the Executive Vice President and Chief Financial Officer of Independence Hospital Indemnity Plan, Inc. (formerly named Independence Blue Cross) and Independence Blue Cross, LLC (“IBC, LLC”), was subsequently elected as a director of the Company effective June 3, 2014. On August 14, 2014, the Company received Mr. Krigstein’s written notice designating the IBC Warrant to be issued to IBC, LLC. The Company granted the Warrant to IBC, LLC effective August 14, 2014. The IBC Warrant is immediately exercisable, non transferrable and will expire on May 22, 2019.

•	On January 30, 2015, the Company and InsPro LLC issued a Secured Convertible Promissory Note (the “Note”) to The Co-Investment Fund II, L.P., a holder of more than 5% of our common stock on an as converted basis (“Co-Investment”), pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Company, InsPro LLC and Co-Investment entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (the “Loan”) to the Company and InsPro LLC, which is secured by all assets of the Company and InsPro LLC other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (“Collateral”). Pursuant to the Note, interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest will be paid on or before June 30, 2016. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000. In the event that the Company consummates a consolidation, merger of reorganization in which the stockholders of the Company do not hold at least a majority of the voting power of the surviving entity in substantially the same proportion immediately after such consolidation, merger or reorganization, or the Company consummates a transaction or series of related transaction in which in excess of fifty percent of the voting power is transferred, then upon notice to Co-Investment the Company shall repay the entire outstanding principal balance and all unpaid accrued interest under the Note upon the closing of such transaction. The Company and InsPro LLC may prepay the Note at any time in whole or in part without payment of penalty or unearned interest.

o	Pursuant to the Security Agreement, the Company shall not, without the Co-Investment’s prior consent, sell, lease or otherwise dispose of any equipment or fixtures constituting Collateral. In addition, the Company and InsPro LLC will furnish Co-Investment with such information and documents regarding the Collateral and their financial condition, business, assets and liabilities as is reasonably requested by Co-Investment.

o	In connection with the Financing Agreements, Co-Investment entered into a Subordination Agreement (“Subordination Agreement”) with SVB, the terms of such agreement were approved by the Company, InsPro LLC and Atiam Technologies L.P. Pursuant to the Subordination Agreement, Co-Investment agreed, among other things, that all obligations under the Amended and Restated Loan Agreement and any other obligations to SVB would be senior to the outstanding indebtedness under the Financing Agreements.

•	On March 27, 2015, the Company and InsPro LLC issued a second Secured Convertible Promissory Note (the “Second Note”) to Co-Investment pursuant to a second Secured Convertible Promissory Note Purchase Agreement (the “Second Note Purchase Agreement”). The terms of the Second Note are essentially identical to the terms of the Note and the terms of the Second Note Purchase Agreement are essentially identical to the terms of the Note Purchase Agreement. In connection therewith, Co-Investment provided a second loan in the amount of $1,000,000 to the Company and InsPro LLC.

•	On March 17, 2015, the Company received a loan from Edmond Walters, a current director of the Company, in the amount of $500,000 (the “Walters Loan”). The Walters Loan was a pre-payment by Mr. Walters in connection with any future issuance of equity securities of the Company, and is convertible into equity securities of the Company in connection with any such future issuance of equity securities as agreed to by the Company and Mr. Walters. The Walters Loan is refundable to Mr. Walters on demand, without interest, if the Company does not consummate an equity financing within a time period to be determined by the Company and Mr. Walters.

•	On September 18, 2015, the Company completed a private placement (the “September Private Placement”) with certain accredited investors (the “Investors”), including Co-Investment, Donald Caldwell who is the CEO and chairman of the board of directors of the Company and managing partner of Co-Investment, Edmond Walters, who is a director of the Company, and Azeez Enterprises, LP, which is affiliated with Michael Azeez, who is a director of the Company, for an aggregate of 1,163,141 shares of our Series B Convertible Preferred Stock and warrants to purchase 11,631,410 shares of our common stock (the “2015 Warrants”). The Company sold to the Investors 1,163,141 units (“Units”) at a per Unit price of $3.00, for an aggregate total investment of $3,489,423, and each unit consisted of one share of Series B Preferred Stock and a warrant to purchase 10 shares of our Common Stock at an initial exercise price of $0.15 per share (“Warrant Shares”), subject to adjustment pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”). In the September Private Placement the Company issued; 696,475 shares of Series B Preferred Stock and a warrant to purchase 6,964,750 shares of the Company’s Common Stock to Co-Investment, 166,666 shares of Series B Preferred Stock and a warrant to purchase 1,666,660 shares of the Company’s Common Stock to Edmond Walters, 150,000 shares of Series B Preferred Stock and a warrant to purchase 1,500,000 shares of the Company’s Common Stock to Azeez Enterprises, LP. and 150,000 shares of Series B Preferred Stock and a warrant to purchase 1,500,000 shares of the Company’s Common Stock to an unrelated third party.

o	Pursuant to the terms of the Purchase Agreement, the Company and Co-Investment agreed that, effective at the closing on September 18, 2015, (i) the Note and Second Note (collectively, the “Notes”) were amended such that the entire principal amount of such Notes plus accrued interest as of the closing was converted into Units, (ii) the Notes were converted in accordance with the terms thereof by the issuance of the Units to Co-Investment under the Purchase Agreement, (iii) all amounts owed to Co-Investment by the Company under borrowings by the Company, whether evidenced orally or in writing, including without limitation, the Notes and any unpaid principal balance, any interest owed and any penalties or additional fees owed to Co-Investment (collectively, “Existing Indebtedness”), was fully paid and satisfied by the Company, and the Existing Indebtedness was cancelled, and (iv) the Notes and any other agreements entered into in connection with the Notes were amended to give effect to the foregoing.

o	Pursuant to the terms of the Purchase Agreement, the Company and Edmond Walters agreed that, effective at the closing on September 18, 2015, (i) the Walters Loan was converted by the issuance of the Units to Edmond Walters under the Purchase Agreement, (ii) all amounts owed to Edmond Walters by the Company under borrowings by the Company, whether evidenced orally or in writing, including without limitation, the Walters Loan and any unpaid principal balance, any interest owed and any penalties or additional fees owed to Edmond Walters (collectively, “Walters Existing Indebtedness”), was fully paid and satisfied by the Company, and the Walters Existing Indebtedness was cancelled, and (iii) the Walters Loan and any agreements entered into in connection with the Loan were amended to give effect to the foregoing.

•	On October 6, 2015, the Company entered into and completed a private placement (the “IBC Private Placement”) with Independence Blue Cross, LLC, a Pennsylvania limited liability company ( “IBC”), for an aggregate of 333,333 shares of its Series B Preferred Stock and a warrant to purchase 3,333,330 shares of the Company’s Common Stock, pursuant to the terms of a securities purchase agreement In the IBC Private Placement the Company sold to IBC 333,333 units at a per unit price of $3.00, for an aggregate total investment of $999,999, and each unit consisted of one share of Series B Preferred Stock and a warrant to purchase 10 shares of the Company’s Common Stock at an exercise price of $0.15 per share, subject to adjustment.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of D’Arelli Pruzansky, P.A. for the years ended December 31, 2015 and 2014 are set forth below:

	2015 Fees	2014 Fees

Audit Fees (1)	$82,500	$82,500
Audit Related Fees (2)	2,500	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$85,000	$82,500

(1)	Audit fees of D’Arelli Pruzansky, P.A. for the fiscal years ended December 31, 2015 and 2014 were for professional services rendered for the 2015 and 2014 audits and our interim quarterly reviews of our consolidated financial statements, which are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees of D’Arelli Pruzansky, P.A. for the fiscal year ended December 31, 2015 were for professional services rendered for the review of the Company’s registration statement on Form S-1.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

The audit committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The audit committee approved 100% of the audit related fees for the Company’s registration statement on Form S-1 in 2015.

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

3.12**	Certificate of Amendment to Certificate of Incorporation filed August 20, 2014 (incorporated by reference to Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Commission on March 31, 2015).

3.13**	Certificate of Amendment to Certificate of Incorporation filed August 25, 2015.

3.14**	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock.

4.1	Securities Purchase Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.2	Registration Rights Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.3	Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.4	Registration Rights Agreement, dated October 1, 2007, by and among the Company and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.5	Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.6	Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.7	Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.8	Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

Exhibit Number	Description
4.9	Board Representation Agreement, dated March 31, 2008, between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10	Securities Purchase Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.11	Registration Rights Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.12	Preferred Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.13	Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.14	Form of Warrant (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.15	Securities Purchase Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.16	Registration Rights Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.17	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.18	Board Representation Agreement, dated September 30, 2010, by and between Health Benefits Direct Corporation and Independence Blue Cross (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.19	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.20	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.21	Note Conversion Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.22	Registration Rights Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.23	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

Exhibit Number	Description
4.24	Securities Purchase Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.25	Registration Rights Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.26	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.27	Form of Warrant (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on February 1, 2013)
4.28	Securities Purchase Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.29	Registration Rights Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.30	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.35	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.36	Securities Purchase Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.37	Registration Rights Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.38	Registration Rights Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.39	Form of Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.40	Securities Purchase Agreement, dated October 6, 2015, by and among InsPro Technologies Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

4.41	Registration Rights Agreement, dated October 6, 2015, by and among InsPro Technologies Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

4.42	Form of Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

Exhibit Number	Description
10.1	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.3	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.4	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.5	Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.6	Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006).

10.7	Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

10.8	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.9	Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.10	Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.11	Health Benefits Direct Corporation 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

10.12	InsPro Technologies Corporation Amended and Restated Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2011).

10.13	Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among the Company, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 8, 2014).

Exhibit Number	Description
10.14	Secured Convertible Promissory Note Purchase Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.15	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.16	Security Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.17	Subordination Agreement, dated as of January 30, 2015, by and among The Co-Investment Fund II, L.P., Silicon Valley Bank, InsPro Technologies Corporation, InsPro Technologies, LLC and Atiam Technologies L.P. (incorporated by reference to Exhibit 10.4 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.18	Secured Convertible Promissory Note Purchase Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.19	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.20	Amended and Restated Security Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 27, 2015 (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of InsPro Technologies Corporation

23.1**	Consent of D’Arelli Pruzansky, P.A.

31.1**	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith

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

/s/ Anthony R. Verdi	Chief Financial Officer	March 28, 2016
Anthony R. Verdi	(Principal Financial and Accounting Officer)

/s/ Donald Caldwell	Principal Executive Officer, Chairman	March 28, 2016
Donald R. Caldwell

/s/ Brian Adamsky	Director	March 28, 2016
Brian Adamsky

/s/ Michael Azeez	Director	March 28, 2016
Michael Azeez

/s/ John Harrison	Director	March 28, 2016
John Harrison

/s/ Kenneth Harvey	Director	March 28, 2016
Kenneth Harvey

/s/ Alan Krigstein	Director	March 28, 2016
Alan Krigstein

/s/ Robert J. Oakes	Director	March 28, 2016
Robert J. Oakes

/s/ Paul Soltoff	Director	March 28, 2016
Paul Soltoff

/s/ Sanford Rich	Director	March 28, 2016
Sanford Rich

/s/ L. J. Rowell	Director	March 28, 2016
L.J. Rowell

/s/ Edmond Walters	Director	March 28, 2016
Edmond Walters

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

2.2	Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 26, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.4	Certificate of Merger of HBDC II, Inc. with and into Health Benefits Direct Corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2, filed with the Commission on February 1, 2008).

3.6	Certificate of Designation with respect to shares of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2009).

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

3.8	Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2010).

3.9	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2010).

3.10	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

3.11	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

Exhibit Number	Description
3.12**	Certificate of Amendment to Certificate of Incorporation filed August 20, 2014 (incorporated by reference to Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Commission on March 31, 2015).

3.13**	Certificate of Amendment to Certificate of Incorporation filed August 25, 2015.

3.14**	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock.

4.1	Securities Purchase Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.2	Registration Rights Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.3	Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.4	Registration Rights Agreement, dated October 1, 2007, by and among the Company and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.5	Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.6	Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.7	Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.8	Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.9	Board Representation Agreement, dated March 31, 2008, between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10	Securities Purchase Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.11	Registration Rights Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

Exhibit Number	Description
4.12	Preferred Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.13	Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.14	Form of Warrant (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.15	Securities Purchase Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.16	Registration Rights Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.17	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.18	Board Representation Agreement, dated September 30, 2010, by and between Health Benefits Direct Corporation and Independence Blue Cross (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.19	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.20	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.21	Note Conversion Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.22	Registration Rights Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.23	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.24	Securities Purchase Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.25	Registration Rights Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.26	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

Exhibit Number	Description
4.27	Form of Warrant (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on February 1, 2013)
4.28	Securities Purchase Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.29	Registration Rights Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.30	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.35	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.36	Securities Purchase Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.37	Registration Rights Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.38	Form of Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.39	Securities Purchase Agreement, dated October 6, 2015, by and among InsPro Technologies Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

4.40	Registration Rights Agreement, dated October 6, 2015, by and among InsPro Technologies Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

4.41	Form of Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

10.1	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.3	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

Exhibit Number	Description
10.4	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.5	Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.6	Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006).

10.7	Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

10.8	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.9	Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.10	Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.11	Health Benefits Direct Corporation 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

10.12	InsPro Technologies Corporation Amended and Restated Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2011).

10.13	Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among the Company, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 8, 2014).

10.14	Secured Convertible Promissory Note Purchase Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.15	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.16	Security Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

Exhibit Number	Description
10.17	Subordination Agreement, dated as of January 30, 2015, by and among The Co-Investment Fund II, L.P., Silicon Valley Bank, InsPro Technologies Corporation, InsPro Technologies, LLC and Atiam Technologies L.P. (incorporated by reference to Exhibit 10.4 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.18	Secured Convertible Promissory Note Purchase Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 28, 2016 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.19	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.20	Amended and Restated Security Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 28, 2016 (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of InsPro Technologies Corporation

23.1**	Consent of D’Arelli Pruzansky, P.A.

31.1**	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith

