Form 10-Q
period 2016-03-31
InsPro Technologies Corp
filed 2016-05-16
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 16, 2016, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,810,194	$3,398,293
Accounts receivable, net	5,983,471	3,959,437
Prepaid expenses	197,793	179,700
Other current assets	2,664	4,954
Assets of discontinued operations	9,584	15,212

Total current assets	9,003,706	7,557,596

Property and equipment, net	763,568	747,937
Other assets	40,000	40,000

Total assets	$9,807,274	$8,345,533

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$-	$27,474
Accounts payable	6,144,665	5,410,146
Accrued expenses	561,890	497,088
Current portion of capital lease obligations	267,593	227,880
Deferred revenue	3,529,272	2,680,361

Total current liabilities	10,503,420	8,842,949

LONG TERM LIABILITIES:
Deferred revenue	2,000,000	2,000,000
Capital lease obligations	186,033	149,892

Total long term liabilities	2,186,033	2,149,892

Total liabilities	12,689,453	10,992,841

SHAREHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 11,000,000 shares authorized, 5,307,212 and 5,305,852 shares issued and outstanding (liquidation value $15,921,636 and $15,917,556)	11,692,647	11,689,018
Common stock ($.001 par value; 500,000,000 and 400,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	46,907,481	46,742,784
Accumulated deficit	(64,387,954)	(63,984,757)

Total shareholders' deficit	(2,882,179)	(2,647,308)

Total liabilities and shareholders' deficit	$9,807,274	$8,345,533

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ending March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Revenues	$6,797,271	$3,732,773

Cost of revenues	5,579,569	5,415,110

Gross profit (loss)	1,217,702	(1,682,337)

Selling, general and administrative expenses:
Salaries, employee benefits and related taxes	1,008,087	1,016,690
Advertising and other marketing	41,720	22,419
Depreciation	25,421	42,670
Rent, utilities, telephone and communications	100,932	87,713
Professional fees	260,802	180,146
Other general and administrative	193,174	199,845

Total selling, general and administrative expenses	1,630,136	1,549,483

Operating loss from continuing operations	(412,434)	(3,231,820)

Other income (expense):
Interest expense	(3,978)	(28,426)

Total other income (expense)	(3,978)	(28,426)

Loss from continuing operations	(416,412)	(3,260,246)

Income from discontinued operations	13,215	38,718

Net loss	$(403,197)	$(3,221,528)

Net income (loss) per common share - basic and diluted:
Loss from operations	$(0.01)	$(0.08)
Income from discontinued operations	-	-
Net loss per common share	$(0.01)	$(0.08)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ending March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(403,197)	$(3,221,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125,635	226,696
Stock-based compensation	164,246	218,684
Change in allowance for doubtful collection of accounts receivable	-	33,925
Changes in assets and liabilities:
Accounts receivable	(2,024,034)	(1,149,823)
Prepaid expenses	(18,093)	134,285
Other current assets	2,290	(2,755)
Accounts payable	734,519	(247,604)
Accrued interest on secured note from related party	-	14,466
Accrued expenses	64,802	186,195
Deferred revenue	848,911	1,126,705
Assets of discontinued operations	5,628	3,198

Net cash used in operating activities	(499,293)	(2,677,556)

Cash Flows From Investing Activities:
Purchase of property and equipment	(10,188)	(4,682)

Net cash used in investing activities	(10,188)	(4,682)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock and warrants	4,080	-
Payments on notes payable	(27,474)	(24,329)
Gross proceeds from secured note from related party	-	2,000,000
Gross proceeds loan payable to related party	-	500,000
Payments on capital leases	(55,224)	(50,861)

Net cash (used in) provided by financing activities	(78,618)	2,424,810

Net (decrease) in cash	(588,099)	(257,428)

Cash - beginning of the period	3,398,293	3,431,001

Cash - end of the period	$2,810,194	$3,173,573

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$3,978	$13,960

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

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

The Company offers InsPro Enterprise on both a licensed and an ASP (Application Service Provider) basis. InsPro Enterprise is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business. The Company’s clients include insurance carriers and third party administrators. The Company realizes revenue from the sale of software licenses, application service provider fees, hosting fees, software maintenance fees and consulting and implementation services.

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015 and notes thereto and other pertinent information contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Commission”).

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2016 and 2015 include the allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, and deferred revenue.

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2016 and December 31, 2015, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $10,225 and $140,946, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable and capital leases approximated fair value as of March 31, 2016 and December 31, 2015, because of the relatively short-term maturity of these instruments and their market interest rates.

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
March 31, 2016

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

The Company follows the provisions of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted FASB ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of March 31, 2016, the tax years ended December 31, 2014, 2013 and 2012 are still subject to audit.

Income (loss) per common share

Basic earnings per share is computed by dividing income (loss) from continuing operations by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the adjusted net income (loss) from operations for diluted earnings per share by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The effects of common stock equivalents and potentially dilutive securities outstanding during 2016 and 2015 are excluded from the calculation of diluted income (loss) per common share because they are anti-dilutive.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's common stock equivalents include the following:

	March 31, 2016	December 31, 2015

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	106,144,240	106,117,040
Options to purchase common stock issued and outstanding	3,975,000	2,975,000
Warrants to purchase common stock issued and outstanding	25,098,330	25,084,730
Warrants to purchase series A convertible preferred stock, issued and outstanding	7,600,000	7,600,000
Warrants to purchase series B convertible preferred stock, issued and outstanding	25,000,000	25,000,000
	193,352,570	192,311,770

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
March 31, 2016

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

Effective August 18, 2015, the Company entered into a 5 year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated 3rd party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company material breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation, seeks protection under bankruptcy, or materially breaches the Reseller Agreement during the term of the Reseller Agreement (each a “Refund Event”). The Reseller Fee is fully refundable if a Refund Event occurs before August 18, 2016. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $2,000,000 between August 19, 2016 and August 18, 2017, $1,500,000 between August 19, 2017 and August 18, 2018, and $1,000,000 between August 19, 2018 and August 18, 2019. As of March 31, 2016 the Company has recorded the $2,500,000 Reseller Fee in deferred revenue ($500,000 included in short term liabilities and $2,000,000 included in long term liabilities).

The unearned portion of the Company’s revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro EnterpriseTM design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs and depreciation. For the three months ended March 31, 2016 and 2015, cost of revenues consisted of the following:

	For the Three Months Ended March 31,
	2016	2015

Salaries, employee benefits and related taxes	$2,232,355	$1,997,894
Software consulting and other professional services	3,012,354	2,763,440
Rent, utilities, telephone and communications	137,670	96,458
Depreciation	100,214	184,026
Other cost of revenues	96,976	373,292
	$5,579,569	$5,415,110

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred. For the three months ended March 31, 2016 and 2015, advertising and other marketing costs were $41,720 and $22,419, respectively.

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2016, the Company had $2,810,194 of cash in United States bank deposits, of which $500,578 was federally insured and $2,309,616 was not federally insured.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	March 31, 2016	December 31, 2015

Client #1	34%	32%
Client #2	26%	17%
Client #3	18%	13%
Client #4	0%	11%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table lists the percentage of the Company’s revenue earned from the Company’s clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the 3 Months Ended March 31,
	2016	2015

Client #1	29%	18%
Client #2	23%	12%

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

Registration rights agreements

At March 31, 2016, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements. Accordingly, no liability was recorded as of March 31, 2016. See Note 6 - Stockholders Deficit – Registration and Participation Rights.

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
March 31, 2016

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

The financial position of discontinued operations was as follows:

	March 31, 2016	December 31, 2015

Accounts receivable	$9,584	$15,212
Net current assets of discontinued operations	$9,584	$15,212

The results of discontinued operations do not include any allocated or common overhead expenses. The results of operations of discontinued operations were as follows:

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Commission and other revenue from carriers	$3,067	$3,907
eHealth Agreement	16,148	44,289

	19,215	48,196

Operating expenses:
Other general and administrative	6,000	9,478

	6,000	9,478

Income from discontinued operations	$13,215	$38,718

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	March 31, 2016	December 31, 2015
Computer equipment and software	3	$4,294,193	$4,152,927
Office equipment	4.6	158,732	158,732
Office furniture and fixtures	6.7	189,857	189,857
Leasehold improvements	5.4	94,620	94,620
		4,737,402	4,596,136

Less accumulated depreciation		(3,973,834)	(3,848,199)

		$763,568	$747,937

The following table discloses depreciation expense as reported in the statement of operations.

	For the Three Months Ended March 31,
	2016	2015

Depreciation included in cost of revenues	$100,214	$184,026
Depreciation included in selling, general and administrative	25,421	42,670
Total depreciation	$125,635	$226,696

NOTE 4 – NOTES PAYABLE

Notes payable consisted of notes payable for insurance premium financing.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 5 – TRANSACTIONS AND LOANS FROM RELATED PARTIES

On January 30, 2015, the Company and InsPro Technologies issued a Secured Convertible Promissory Note (“Note”) to The Co-Investment Fund II L. P. (“Co-Investment”), pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Company, InsPro LLC (collectively the “Borrowers”) and Co-Investment entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Company and InsPro LLC, which is secured by all assets of the Company and InsPro LLC other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (“Collateral”). Pursuant to the Note, interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest were paid on September 18, 2015. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 5 – TRANSACTIONS AND LOANS FROM RELATED PARTIES (continued)

On September 18, 2015, the Company completed a private placement (the “Private Placement”) with certain accredited investors (collectively the “Investors”), including Co-Investment, which hold more than 5% of our common stock; Donald Caldwell who is the CEO and chairman of the board of directors of the Company and managing partner of Co-Investment; Edmond Walters, who is a director of the Company, and Azeez Enterprises, LP, which is affiliated with Michael Azeez, who is a director of the Company, for an aggregate of 1,163,141 shares of our Series B Convertible Preferred Stock and warrants to purchase 11,631,410 shares of our common stock (the “2015 Warrants”). The Company sold to the investors 1,163,141 units (“Units”) at a per Unit price of $3.00, for an aggregate total investment of $3,489,423, and each unit consisted of one share of Series B Convertible Preferred Stock and a warrant to purchase 10 shares of our common stock at an initial exercise price of $0.15 per share (“Warrant Shares”), subject to adjustment pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”). The Company intends to use the net proceeds of the Private Placement for working capital purposes. See Note 6 - Shareholders’ Deficit – Series B Preferred Stock and Common Stock Warrants. In the Private Placement the Company issued; 696,475 shares of Series B Preferred Stock and 6,964,750 Warrant shares to Co-Investment, 166,666 shares of Series B Preferred Stock and 1,666,660 Warrant shares to Edmond Walters, 150,000 shares of Series B Preferred Stock and 1,500,000 Warrant shares to Azeez Enterprises, and 150,000 shares of Series A Preferred Stock and 1,500,000 Warrant shares to an unrelated third party.

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

Pursuant to the terms of the Purchase Agreement, the Company and Mr. Walters agreed that, effective at the closing on September 18, 2015, (i) the Walters Loan was converted by the issuance of the Units to Mr. Walters under the Purchase Agreement, (ii) all amounts owed to Mr. Walters by the Company under borrowings by the Company, whether evidenced orally or in writing, including without limitation, the Walters Loan and any unpaid principal balance, any interest owed and any penalties or additional fees owed to Mr. Walters (collectively, “Walters Existing Indebtedness”), was fully paid and satisfied by the Company, and the Walters Existing Indebtedness was cancelled, and (iii) the Walters Loan and any agreements entered into in connection with the Loan were amended to give effect to the foregoing.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2016 and December 31, 2015, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”). As of March 31, 2016 and December 31, 2015, the Company had 41,543,655 shares of its Common Stock issued and outstanding. The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	March 31, 2016	December 31, 2015

Exercise of options issued and outstanding to purchase common stock	3,975,000	2,975,000
Issuance of common shares available under the 2010 Equity Compensation Plan	25,021,980	26,021,980
Exercise of warrants issued and outstanding to purchase common stock	25,098,330	25,084,730
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	7,600,000	7,600,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	106,117,040
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	25,000,000	25,000,000

Total common stock reserved for issuance	218,374,550	218,333,750

The above table includes Common Stock reserved for non exercisable stock options and Common Stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Convertible Preferred Stock

As of March 31, 2016 and December 31, 2015, the Company was authorized to issue 3,437,500 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”). As of March 31, 2016 and December 31, 2015, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding. As of March 31, 2016 and December 31, 2015, the Company has reserved 380,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

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
March 31, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

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

Series B Convertible Preferred Stock

As of March 31, 2016 and December 31, 2015, the Company was authorized to issue 11,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 per share (“Series B Preferred Stock”). As of March 31, 2016 and December 31, 2015, the Company had 5,307,212 and 5,305,852 of its Series B Preferred Stock issued and outstanding, respectively. As of March 31, 2016 and December 31, 2015, the Company has reserved 1,250,000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.

As of March 31, 2016 and December 31, 2015, upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price or $15,921,636 and $15,917,556, respectively, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred stock times $3.00. Each share of Series B Preferred Stock becomes convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock.

For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price or $15,921,636 in aggregate for all issued and outstanding Series B Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

On February 2, 2016 the Company filed a registration statement for a rights offering on form S-1/A, which the Commission declared effective on February 5, 2016, to distribute to shareholders excluding residents of Arizona and California at no charge, one non-transferable subscription right for each 16,615 shares of our Common Stock, 831 shares of our Series A Preferred Stock and 830 shares of our Series B Preferred Stock owned as of January 31, 2016 (the “Record Date”), either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. If the rights offering was fully subscribed the gross proceeds from the rights offering would have been approximately $2.5 million. This rights offering was designed to give all of the holders of the Company’s capital stock the opportunity to participate in an equity investment in the Company on the same economic terms as the Private Placement.

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

Effective with the expiration of the subscription rights, which occurred on March 14, 2016, holders of subscription rights exercised in aggregate 17 basic subscription rights and 0 over subscription rights for a total 17 Subscription Units. The Company received $4,080 in gross proceeds as a result of the exercise of Subscription Units. As a result of the exercise of 17 Subscription Units the Company issued effective on March 14, 2016 in aggregate 1,360 shares of Series B Preferred Stock and of warrants to purchase in aggregate 13,600 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share (the “2016 Warrants”). Effective with the expiration of the subscription rights all unexercised subscription rights expired.

The Company allocated $451 of the $4,080 proceeds received as a result of the rights offering, which represent the fair value of the 2016 Warrants, to additional paid in capital using a Black-Scholes option pricing model with the following assumptions: expected volatility of 259%, a risk-free interest rate of 0.51%, an expected term of 1.7 years and 0% dividend yield. The remaining $3,629 of the proceeds received was allocated to the Series B Preferred Stock.

Stock Options

On March 31, 2016, the Company granted to two executives of the Company options to purchase in aggregate a total of 1,000,000 shares of the Company’s Common Stock, which vests as follows: 250,000 shares of Common Stock on March 31 of each year from 2017 to 2020. Such options have a five year term and an exercise price of $0.10 per share, which exceeded the $0.04 closing price of one share of the Company’s Common Stock as quoted on the OTCBB on March 31, 2016. The fair value of the options granted was estimated on the date of the grant to be $40,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 724%, risk-free interest rate: 0.38%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to these options in salaries, commission and related taxes of $0 in the three months ended March 31, 2016.

As of March 31, 2016, there were 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 25,021,980 shares of our Common Stock remain available for future stock option grants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

The Company recorded compensation expense pertaining to employee stock options and warrants in salaries, commission and related taxes of $164,246 for the three months ended March 31, 2016, which included $16,866 of expense pertaining to stock options and $147,380 of expense pertaining to the amendment of warrants to purchase Series A Preferred Stock. See Note 6 – Stockholders Deficit – Series A Preferred Stock warrants.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation for both options to purchase common stock and Series A Preferred Stock was $180,589 as of March 31, 2016, which will be recognized over a weighted average 2.7 years in the future.

A summary of the Company's outstanding stock options as of and for the three months ended March 31, 2016 are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2015	2,975,000	$0.90	$0.54	2.53	$-

For the period ended March 31, 2016
Granted	1,000,000	0.10	0.04
Exercised	-	-	-
Expired	-	-	-

Outstanding at March 31, 2016	3,975,000	$0.70	$0.41	-	$-

Outstanding and exercisable at March 31, 2016	1,266,666	$1.41	$1.16	2.56	$-

(1) The aggregate intrinsic value is based on the $0.04 closing price as of March 31, 2016 for the Company’s Common Stock.

The following information applies to options outstanding at March 31, 2016:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.100	3,500,000	4.1	$0.100	791,666	0.100
3.500	75,000	0.0	3.500	75,000	3.500
3.600	400,000	0.1	3.600	400,000	$3.600
	3,975,000			1,266,666

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Common Stock Warrants

On March 14, 2016, the 2016 Warrants were issued in connection with the rights offering. See Note 6 – Stockholders Deficit – Series B Preferred Stock. The Company determined the 2016 Warrants qualify for a scope exception under ASC 815 as they were determined to be indexed to the Company’s stock.

A summary of the status of the Company's outstanding stock warrants as of and for the three months ended March 31, 2016 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2015	25,084,730	$0.15

For the period ended March 31, 2016
Granted	13,600	0.15
Exercised	-	-
Expired	-	-
Outstanding and exercisable at March 31, 2016	25,098,330	$0.15

Outstanding warrants at March 31, 2016 have an average weighted average remaining contractual life of 1.6 years.

The following information applies to warrants outstanding at March 31, 2016:

Warrant Issue Date	Warrant Exercise Price	Warrant Expiration Date	Weighted Average Remaining Life	Anti-dilution Provision Expiration Date	Outstanding Common Stock Warrants

11/20/2012	$0.15	11/20/2017	1.6	expired	4,999,990
3/14/2013	0.15	3/14/2018	2.0	expired	120,000
9/12/2013	0.15	11/20/2017	1.6	expired	5,000,000
9/18/2015	0.15	11/20/2017	1.6	n/a	11,631,410
10/6/2015	0.15	11/20/2017	1.6	n/a	3,333,330
3/14/2016	$0.15	11/20/2017	1.6	n/a	13,600

					25,098,330

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Series A Preferred Stock warrants

On March 31, 2016, the Company amended and restated a warrant to purchase a total of 150,000 shares of the Company’s Series A Preferred Stock originally granted to Mr. Robert J. Oakes on August 18, 2010, and also amended and restated a warrant to purchase a total of 150,000 shares of the Company’s Series A Preferred Stock originally granted to Mr. Anthony R. Verdi on September 14, 2011 (collectively the “Amended and Restated Warrants”). Immediately prior to March 31, 2016, the Amended and Restated Warrants had an expiration date of September 14, 2016, whereas the Amended and Restated Warrants were amended and restated to have an expiration date of September 14, 2017. The Amended and Restated Warrants are fully exercisable and have an exercise price of $4.00 per share. The fair value of the amendment to the Amended and Restated Warrants was estimated on the date of the amendment to be the difference between the value of the Amended and Restated Warrants immediately before and after the change in the expiration date. The fair value of the Amended and Restated Warrants was estimated on the date of the amendment before the change in the expiration date to be $2,224 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 111%, risk-free interest rate: 0.38%, expected life in years: 0.5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The fair value of the Amended and Restated Warrants was estimated on the date of the amendment after the change in the expiration date to be $149,605 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 263%, risk-free interest rate: 0.38%, expected life in years: 1.5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to the Amended and Restated Warrant in salaries, commission and related taxes of $147,380 in the three months ended March 31, 2016.

Outstanding preferred stock warrants to purchase the Company’s Series A Preferred Stock at March 31, 2016 have a remaining contractual life of 1.3 years. A summary of the status of the Company's outstanding Series A Preferred Stock warrants as of and for the three months ended March 31, 2016 are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2015	380,000	$4.00

For the period ended March 31, 2016
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at March 31, 2016	380,000	$4.00

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Series B Preferred Stock Warrants

Outstanding preferred stock warrants to purchase the Company’s Series A Preferred Stock at March 31, 2016 have a remaining contractual life of 3.2 years. A summary of the status of the Company's outstanding Series B Preferred Stock warrants as of and for the three months ended March 31, 2016 are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2015	1,250,000	$3.00

For the period ended March 31, 2016
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at March 31, 2016	1,250,000	$3.00

Registration and Participation Rights

As of March 31, 2016, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

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

Property and equipment includes the following amounts for leases that have been capitalized as of March 31, 2016 and December 31, 2015:

		March 31, 2016	December 31, 2015
	Useful Life (Years)
Computer equipment and software	3	$1,475,170	$1,344,091
Phone System	3	15,011	15,011
		1,490,181	1,359,102
Less accumulated depreciation		(1,051,737)	(990,007)
		$438,444	$369,095

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 7 – CAPITAL LEASE OBLIGATIONS (continued)

Future minimum payments required under capital leases at March 31, 2016 are as follows:

2016	$213,589
2017	164,052
2018	91,635
2019	7,718

Total future payments	476,994
Less amount representing interest	23,368

Present value of future minimum payments	453,626
Less current portion	267,593

Long-term portion	$186,033

NOTE 8 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. An employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation. The contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $23,688 and $21,647 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 9 – OPERATING LEASES

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania. The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of Landlord’s building expenses. Under the terms of the lease agreement, rent was waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet. The Company recorded a liability for deferred rent in accrued liabilities in the amount of $30,257 as of March 31, 2016.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 9 – OPERATING LEASES (continued)

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

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $187,657 and $144,349 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On April 4, 2016, the Company entered into an agreement with a client to amend certain agreements between the Company and the client, which among other things provided for the Company to issue to the client a non-transferrable warrant to purchase 2,000,000 shares of Series B Preferred Stock for a period of three years from the issue date of the warrant at an exercise price of $3.00 per share (the “Client Warrant”). The Client Warrant was issued by the Company dated May 4, 2016. The Client Warrant has a cashless exercise provision where in lieu of payment of the exercise price in cash, the holder may receive the number of 2016 Warrant Shares the holder elects to exercise determined according to a cashless exercise formula using the fair value of one share of Series B Preferred Stock (the “Fair Value”). If the Series B Preferred Stock is publically traded, the Fair Value will be determined based on the average of the closing prices of the Series B Preferred Stock for the fifteen trading days ending five trading days prior to the determination date of the Fair Value. If the Series B Preferred Stock is not publically traded the Fair Value will be determined in good faith by the Company after taking into consideration factors it deems appropriate, including, without limitation, recent sale and offer prices of the capital stock of the Company in private transactions negotiated at arm’s length.

The Company has not yet determined the fair value of the Client Warrant.

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

Use of Estimates - Management's Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2016 and 2015 include the warrant liability, allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, and deferred revenue. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

Revenues

For the three months ended March 31, 2016 (“First Quarter 2016”), we earned revenues of $6,797,271 compared to $3,732,773 for the three months ended March 31, 2015 (“First Quarter 2015”), an increase of $3,064,498 or 82%. Revenues include the following:

	For the Three Months Ended March 31,
	2016	2015

Professional services	$4,627,058	$1,610,226
ASP revenue	1,690,149	1,467,272
License fee revenue	10,000	186,624
Maintenance revenue	452,064	450,593
Other revenue	18,000	18,058

Total	$6,797,271	$3,732,773

•	In First Quarter 2016 our professional services revenue increased $3,016,832, or 187%, as a result of higher implementation services for professional services earned in First Quarter 2016 to existing clients. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	In First Quarter 2016 our ASP revenue increased $222,877, or 15%, as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on the Company’s servers located at a third party’s site.

•	In First Quarter 2016 we earned $10,000 of license fee revenue, which pertained to the re-sale of third party software licenses to a client in the process of implementing InsPro Enterprise. In First Quarter 2015 we earned $186,624 of license fee revenue, which pertained to the re-sale of third party software licenses to clients in the process of implementing InsPro Enterprise.

•	In First Quarter 2016 our maintenance revenue increased $1,471 or 0.3% as a result of increased fees from existing clients.

•	Other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties.

Cost of Revenues

Our cost of revenues for First Quarter 2016 was $5,579,569 as compared to $5,415,110 for First Quarter 2015 for an increase of $164,459, or 3%, as compared to First Quarter 2015. Cost of revenues consisted of the following:

	For the Three Months Ended March 31,
	2016	2015

Salaries, employee benefits and related taxes	$2,232,355	$1,997,894
Software consulting and other professional services	3,012,354	2,763,440
Rent, utilities, telephone and communications	137,670	96,458
Depreciation	100,214	184,026
Other cost of revenues	96,976	373,292
	$5,579,569	$5,415,110

•	In First Quarter 2016 our salaries, employee benefits and related taxes component of cost of revenues increased $234,461, or 12%, as compared to First Quarter 2015. Salaries, employee benefits and related taxes increased primarily as a result of increased employee staffing and higher bonus compensation.

•	In First Quarter 2016 our professional fees component of cost of revenues increased $248,914, or 9%, as compared to First Quarter 2015. Professional fees increased as a result of increased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro EnterpriseTM.

•	In First Quarter 2016 our rent, utilities, telephone and communications component of cost of revenues increased $41,212, or 43%, as compared to First Quarter 2015 primarily due to higher rent due to increased space rented in and increased rental payments pertaining to our Eddystone office.

•	In First Quarter 2016 our depreciation expense component of cost of revenues decreased $83,812, or 46%, as compared to First Quarter 2015. Depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In First Quarter 2016 our other cost of revenues component of cost of revenues decreased $276,316, or 74%, as compared to First Quarter 2015. The decrease was primarily the result of decreased cost of 3rd party licensed software resold to clients and to a lesser extent lower travel and lodging costs associated with implementations of InsPro Enterprise and decreased computer processing costs. Other cost of revenues consisted of the cost of 3rd party licensed software resold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross (Loss) Profit

As a result of the aforementioned factors, we reported a gross profit of $1,217,702 in First Quarter 2016, as compared to a gross loss of $1,682,337 in First Quarter 2015. The results from operations in the first quarter of 2016 were favorably impacted by higher professional services revenue to existing clients.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for First Quarter 2016 was $1,630,136 as compared to $1,549,483 for First Quarter 2015 for an increase of $80,653, or 5%, as compared to First Quarter 2015. Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended March 31,
	2016	2015

Salaries, employee benefits and related taxes	$1,008,087	$1,016,690
Advertising and other marketing	41,720	22,419
Depreciation	25,421	42,670
Rent, utilities, telephone and communications	100,932	87,713
Professional fees	260,802	180,146
Other general and administrative	193,174	199,845
	$1,630,136	$1,549,483

•	In First Quarter 2016 our salaries, employee benefits and related taxes decreased $8,603, or 1%, as compared to First Quarter 2015. The decrease is primarily the result of a decrease in equity compensation expense to executives partially offset by higher bonus compensation to certain employees and executives.

•	In First Quarter 2016 our advertising and other marketing expenses increased $19,301, or 86%, as compared to First Quarter 2015 primarily as a result of increased marketing activities.

•	In First Quarter 2016 our depreciation expense decreased $17,249, or 40%, as compared to First Quarter 2015. Depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	First Quarter 2016 our Professional fees increased $80,653, or 5%, as compared to First Quarter 2015 primarily due to higher legal costs incurred in connection with the Company’s rights offering.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a operating loss from continuing operations of $412,412 in First Quarter 2016, as compared to $3,260,246 in First Quarter 2015.

Other income (expenses)

Our interest expense for First Quarter 2016 was $3,978 as compared to $28,426 for First Quarter 2015 for a decrease of $24,448, or 86%, as compared to First Quarter 2015. Interest expense declined due to the repayment of the Company’s loans with Co-Investment Fund II, L. P. and Silicon Valley Bank (“SVB”). Interest expense is attributable to interest on the Company’s loans with Co-Investment Fund II, L. P., SVB, capital leases and notes payable for premium financing of a portion of the Company’s insurance coverages.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Commission and other revenue from carriers	$3,067	$3,907
eHealth Agreement	16,148	44,289

	19,215	48,196

Operating expenses:
Other general and administrative	6,000	9,478

	6,000	9,478

Income from discontinued operations	$13,215	$38,718

For First Quarter 2016 we earned revenues from discontinued operations of $19,213 as compared to $48,196 in the First Quarter 2015, a decrease of $28,983, or 60%. Revenues include the following:

•	In First Quarter 2016 our commission and other revenue from carriers decreased due to the declines in our discontinued telesales call center produced agency business.

•	On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a client transition agreement. In First Quarter 2016 our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

As a result of the aforementioned factors, we reported a gain from discontinued operations of $13,215 or $0.00 gain from discontinued operations per share in First Quarter 2016 as compared to $38,718 or $0.00 gain from discontinued operations per share in First Quarter 2015.

Net loss

As a result of these factors discussed above, we reported a net loss of $403,197 or $0.01 net loss per share, in First Quarter 2016 as compared to a net loss of $3,221,528 or $0.08 net loss per share in First Quarter 2015.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, we had a cash balance of $2,80,194 and a working capital deficit of ($1,499,714).

Net cash used by operations was $499,293 in First Quarter 2016 as compared to $2,677,556 in First Quarter 2015. Impacting our cash flow from operations was our net loss of $403,197 in First Quarter 2016 as compared to our net loss of $3,221,528 in First Quarter 2015 and:

•	Increases in accounts receivable of $2,024,034 in First Quarter 2016, which is primarily the result of increased billings to clients in the First Quarter 2016 for professional services.

•	Increases in accounts payable of $734,519 in First Quarter 2016, which is primarily the result of increased costs to several outside IT consulting firms.

•	Increases in accrued expenses of $64,802 in First Quarter 2016, which is primarily the result of increased liabilities pertaining to employee paid time off and legal expenses.

•	Increases in deferred revenue of $848,911 in First Quarter 2016, which is primarily the result of annual maintenance fee deposits, which were not earned in First Quarter 2016.

In addition to cash used in operating activities, we incurred the following non-cash expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $125,635 and $226,696 in First Quarter 2016 and First Quarter 2015, respectively.

•	Recorded stock-based compensation and consulting expense of $164,246 and $218,684 in First Quarter 2016 and First Quarter 2015, respectively.

Net cash used by investing activities in First Quarter 2016 was $10,188 as compared to $4,682 in First Quarter 2015.

Net cash used by financing activities in First Quarter 2016 was $78,618 as compared to net cash provided of $2,424,810 in First Quarter 2015.

•	On February 2, 2016 the Company filed a registration statement for a rights offering on form S-1/A, which the Commission declared effective on February 5, 2016, to distribute to shareholders excluding residents of Arizona and California at no charge, one non-transferable subscription right for each 16,615 shares of our Common Stock, 831 shares of our Series A Preferred Stock and 830 shares of our Series B Preferred Stock owned as of January 31, 2016 (the “Record Date”), either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $240. A Subscription Unit consisted of 80 shares of Series B Preferred Stock and a warrant to purchase 800 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share. Effective with the expiration of the subscription rights, which occurred on March 14, 2016, holders of subscription rights exercised in aggregate 17 basic subscription rights and 0 over subscription rights for a total 17 Subscription Units. The Company received $4,080 in gross proceeds as a result of the exercise of Subscription Units. As a result of the exercise of 17 Subscription Units the Company issued effective on March 14, 2016 in aggregate 1,360 shares of Series B Preferred Stock and of warrants to purchase in aggregate 13,600 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share (the “2016 Warrants”). Effective with the expiration of the subscription rights all unexercised subscription rights expired.

•	On January 30, 2015, the Company and InsPro LLC (collectively, the “Borrowers”) issued a Secured Convertible Promissory Note (“Note”) to The Co-Investment Fund II, L.P., a holder of more than 5% of our common stock on an as converted basis (“Co-Investment”), pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Borrowers entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Borrowers, which is secured by all assets of the Company and InsPro Technologies other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (“Collateral”). Pursuant to the Note, interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest will be paid on or before June 30, 2016. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000.

•	On March 17, 2015, the Company received a loan from Edmond Walters, a current director of the Company, in the amount of $500,000 (the “Walters Loan”). The Walters Loan was a pre-payment by Mr. Walters in connection with any future issuance of equity securities of the Company, and is convertible into equity securities of the Company in connection with any such future issuance of equity securities as agreed to by the Company and Mr. Walters. The Walters Loan is refundable to Mr. Walters on demand, without interest, if the Company does not consummate an equity financing within a time period to be determined by the Company and Mr. Walters.

•	On March 27, 2015, the Borrowers issued a second Secured Convertible Promissory Note (“The Second Note”) in the amount of $1,000,000 to Co-Investment pursuant to a second Secured Convertible Promissory Note Purchase Agreement (the “Second Note Purchase Agreement”). The terms of the Second Note are essentially identical to the terms of the Note and the terms of the Second Note Purchase Agreement are essentially identical to the terms of the Note Purchase Agreement.

•	Payments on notes payable pertain to repayment of the borrowed amount under notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations.

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

Date: May 16, 2016	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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