Form 10-Q
period 2016-06-30
InsPro Technologies Corp
filed 2016-08-15
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-51701

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

As of August 15, 2016, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,484,722	$3,398,293
Accounts receivable, net	4,709,112	3,959,437
Prepaid expenses	395,175	179,700
Other current assets	2,244	4,954
Assets of discontinued operations	8,398	15,212

Total current assets	7,599,651	7,557,596

Property and equipment, net	637,034	747,937
Other assets	40,000	40,000

Total assets	$8,276,685	$8,345,533

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$106,754	$27,474
Accounts payable	5,033,851	5,410,146
Accrued expenses	702,647	497,088
Current portion of capital lease obligations	237,954	227,880
Deferred revenue	3,089,058	2,680,361

Total current liabilities	9,170,264	8,842,949

LONG TERM LIABILITIES:
Deferred revenue	2,000,000	2,000,000
Capital lease obligations	149,408	149,892

Total long term liabilities	2,149,408	2,149,892

Total liabilities	11,319,672	10,992,841

SHAREHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 11,000,000 shares authorized, 5,307,212 and 5,305,852 shares issued and outstanding (liquidation value $15,921,636 and $15,917,556)	11,692,647	11,689,018
Common stock ($.001 par value; 500,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	48,226,576	46,742,784
Accumulated deficit	(65,867,857)	(63,984,757)

Total shareholders' deficit	(3,042,987)	(2,647,308)

Total liabilities and shareholders' deficit	$8,276,685	$8,345,533

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net of $1,299,963 of stock-based fees paid to a client during
the quarter ended June 30, 2016	$4,439,300	$5,588,153	$11,236,571	$9,320,926

Cost of revenues	4,662,055	5,600,260	10,241,625	11,015,370

Gross profit (loss)	(222,755)	(12,107)	994,946	(1,694,444)

Selling, general and administrative expenses	1,275,945	1,486,009	2,906,080	3,035,492

Operating loss from continuing operations	(1,498,700)	(1,498,116)	(1,911,134)	(4,729,936)

Other income (expense):
Gain on the sale of equipment	-	20,669	-	20,669
Interest expense	(6,481)	(52,770)	(10,459)	(81,196)

Total other income (expense)	(6,481)	(32,101)	(10,459)	(60,527)

Loss from continuing operations	(1,505,181)	(1,530,217)	(1,921,593)	(4,790,463)

Income from discontinued operations	25,277	41,018	38,493	79,736

Net loss	$(1,479,904)	$(1,489,199)	$(1,883,100)	$(4,710,727)

Net income (loss) per common share - basic and diluted:
Loss from operations	$(0.04)	$(0.04)	$(0.05)	$(0.11)
Income from discontinued operations	-	-	-	-
Net loss per common share	$(0.04)	$(0.04)	$(0.05)	$(0.11)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(1,883,100)	$(4,710,727)
Less: income from discontinued operations	(38,493)	(79,736)
Loss from continuing operations	(1,921,593)	(4,790,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	253,614	354,908
Stock-based compensation	183,378	230,365
Stock-based fees paid to client	1,299,963	-
(Gain) on the sale of used equipment	-	(20,669)
Changes in assets and liabilities:
Accounts receivable	(749,675)	(377,751)
Prepaid expenses	(90,850)	(45,008)
Other current assets	2,710	154
Accounts payable	(376,295)	871,177
Accrued interest on secured note from related party	-	54,358
Accrued expenses	205,559	229,114
Deferred revenue	408,697	1,252,206

Net cash used in continuing operations	(784,492)	(2,241,609)
Net cash provided by discontinued operations	45,307	82,921
Net cash used in operating activities	(739,185)	(2,158,688)

Cash Flows From Investing Activities:
Purchase of property and equipment	(11,633)	(70,691)
Proceeds from the sale of equipment	-	30,217

Net cash used in investing activities	(11,633)	(40,474)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock and warrants	4,080	-
Payments on notes payable	(45,345)	(453,754)
Gross proceeds from secured note from related party	-	2,000,000
Gross proceeds loan payable to related party	-	500,000
Payments on capital leases	(121,488)	(98,829)

Net cash provided by (used in) financing activities	(162,753)	1,947,417

Net (decrease) in cash	(913,571)	(251,745)

Cash - beginning of the period	3,398,293	3,431,001

Cash - end of the period	$2,484,722	$3,179,256

Supplemental Disclosures of Cash Flow Information Cash payments for interest	$10,459	$26,838

Non cash financing activities:
Acquisition of equipment acquired though capital leases	$131,078	$-
Accrued interest on loan payable	$-	$54,358
Fair value of warrant liability whose anti-dilution provisions expired during the period	$-	$5,760

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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
June 30, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable and allowance for uncollectable accounts

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2016 and December 31, 2015, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $10,225 and $140,946, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of June 30, 2016 and December 31, 2015, because of the relatively short-term maturity of these instruments and their market interest rates.

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

June 30, 2016

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

The Company has adopted FASB ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2016, the tax years ended December 31, 2015, 2014, 2013 and 2012 are still subject to audit.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's common stock equivalents include the following:

	June 30, 2016	December 31, 2015

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	106,144,240	106,117,040
Options to purchase common stock issued and outstanding	4,000,000	2,975,000
Warrants to purchase common stock issued and outstanding	25,098,330	25,084,730
Warrants to purchase series A convertible preferred stock, issued and outstanding	7,600,000	7,600,000
Warrants to purchase series B convertible preferred stock, issued and outstanding	65,000,000	25,000,000
	233,377,570	192,311,770

Revenue recognition and deferred revenue

Revenues for the three and six months ended June 30, 2016, include a reduction in the amount of $1,299,963 for stock based fees paid to a client. See Note 6 - Stockholders’ Deficit - Series B Preferred Stock Warrants.

The Company offers InsPro EnterpriseTM on both a licensed and an ASP basis. An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by InsPro Technologies. Alternatively, ASP hosting service enables a client to lease the InsPro Enterprise software, paying only for that capacity required to support their business. ASP and hosting clients access InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

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

June 30, 2016

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

Effective August 18, 2015, the Company entered into a 5 year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated 3rd party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company material breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation, seeks protection under bankruptcy, or materially breaches the Reseller Agreement during the term of the Reseller Agreement (each a “Refund Event”). The Reseller Fee is fully refundable if a Refund Event occurs before August 18, 2016. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $2,000,000 between August 19, 2016 and August 18, 2017, $1,500,000 between August 19, 2017 and August 18, 2018, and $1,000,000 between August 19, 2018 and August 18, 2019. As of June 30, 2016 the Company has recorded the $2,500,000 Reseller Fee in deferred revenue ($500,000 included in short term liabilities and $2,000,000 included in long term liabilities).

The unearned portion of the Company’s revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro EnterpriseTM design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs and depreciation. For the three and six months ended June 30, 2016 and 2015, cost of revenues consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Compensation, employee benefits and related taxes	$1,797,351	$2,012,230	$4,029,706	$4,010,124
Professional fees	2,555,576	3,184,734	5,567,930	5,948,174
Depreciation	96,093	193,903	196,307	290,361
Rent, utilities, telephone and communications	97,663	48,932	235,333	232,957
Other cost of revenues	115,372	160,461	212,349	533,754
	$4,662,055	$5,600,260	$10,241,625	$11,015,370

Selling, general and administrative expenses

Selling, general and administrative expenses include all selling, marketing, and other expenses not classified as cost of revenues. For the three and six months ended June 30, 2016 and 2015, selling, general and administrative expenses consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Compensation, employee benefits and related taxes	$798,352	$682,823	$1,806,438	$1,699,513
Advertising and other marketing	7,734	69,230	49,454	91,649
Depreciation	31,886	21,877	57,307	64,547
Rent, utilities, telephone and communications	103,277	90,223	204,208	177,936
Professional fees	143,750	317,250	404,552	497,396
Other general and administrative	190,946	304,606	384,121	504,451
	$1,275,945	$1,486,009	$2,906,080	$3,035,492

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred. For the three months ended June 30, 2016 and 2015, advertising and other marketing costs were $7,734 and $69,230, respectively. For the six months ended June 30, 2016 and 2015, advertising and other marketing costs were $49,454 and $91,649, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2016, the Company had $2,484,722 of cash in United States bank deposits, of which $500,753 was federally insured and $1,983,969 was not federally insured.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	June 30, 2016	December 31, 2015

Client #1	40%	32%
Client #2	19%	17%
Client #3	-	13%
Client #4	-	11%

The following table lists the percentage of the Company’s revenue earned from the Company’s clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the 6 Months Ended June 30,
	2016	2015

Client #1	24%	17%
Client #2	18%	12%
Client #3	13%	10%

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

Registration rights agreements

At June 30, 2016, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements. Accordingly, no liability in respect thereof was recorded as of June 30, 2016. See Note 6 - Stockholders Deficit – Registration and Participation Rights.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), that outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to the beginning of 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. ASU 2014-09 may be adopted either retrospectively or on a modified retrospective basis whereby it would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for those contracts. We are currently evaluating the impacts of the adoption of ASU 2014-09 on our consolidated financial position, results from operations and related disclosures, along with the implementation approach to be used.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), that requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance. ASU 2016-02 is effective for the Company at the beginning of fiscal year 2019 and early adoption is permitted. Entities must adopt ASU 2016-02 on a modified retrospective basis whereby it would be applied at the beginning of the earliest comparative year. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326).” For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses. The new standard is effective for the Company at the beginning of fiscal year 2019. Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The financial position of discontinued operations was as follows:

	June 30, 2016	December 31, 2015

Accounts receivable	$8,398	$15,212
Net current assets of discontinued operations	$8,398	$15,212

The results of discontinued operations do not include any allocated or common overhead expenses. The results of operations of discontinued operations were as follows:

	For the Three Months Ended June 30,		For the 6 Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Commission and other revenue from carriers	$2,492	$4,780	$5,559	$8,687
Transition policy commission pursuant to the Agreement	30,264	42,238	46,412	86,527

	32,756	47,018	51,971	95,214

Operating expenses:
Other general and administrative	7,479	6,000	13,478	15,478

	7,479	6,000	13,478	15,478

Income from discontinued operations	$25,277	$41,018	$38,493	$79,736

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	June 30, 2016	December 31, 2015
Computer equipment and software	3	$4,295,637	$4,152,927
Office equipment	4.6	158,732	158,732
Office furniture and fixtures	6.7	189,857	189,857
Leasehold improvements	5.4	94,620	94,620
		4,738,846	4,596,136

Less accumulated depreciation		(4,101,812)	(3,848,199)

		$637,034	$747,937

The following table discloses depreciation expense as reported in the statement of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Depreciation included in cost of revenues	$96,093	$193,903	$196,307	$290,361
Depreciation included in selling, general and administrative	31,886	21,877	57,307	64,547
Total depreciation	$127,979	$215,780	$253,614	$354,908

NOTE 4 – NOTES PAYABLE

Notes payable at June 30, 2016, consist of two notes payable for insurance premium financing on two of the Company’s insurance policies. The first note commenced on April 28, 2016, has an annual interest rate of 8.75% and consists of 11 monthly payments of principal and interest of $7,456 per month commencing on May 28, 2016 and ending on March 28, 2017. The second note commenced on May 3, 2016, has an annual interest rate of 7.99% and consists of 11 monthly payments of principal and interest of $4,358 per month commencing on June 3, 2016 and ending on April 3, 2017.

Notes payable at December 31, 2015, consist of two notes payable for insurance premium financing on two of the Company’s insurance policies. The first note commenced on April 28, 2015, has an annual interest rate of 7.50% and consists of 11 monthly payments of principal and interest of $7,566 per month commencing on May 28, 2015 and ending on March 28, 2016. The second note commenced on May 3, 2015, has an annual interest rate of 7.99% and consists of 11 monthly payments of principal and interest of $4,396 per month commencing on June 3, 2015 and ending on April 3, 2016.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

NOTE 5 – TRANSACTIONS AND LOANS FROM RELATED PARTIES

On January 30, 2015, the Company and InsPro Technologies issued a Secured Convertible Promissory Note (“Note”) to The Co-Investment Fund II L. P. (“Co-Investment”), pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Company and InsPro Thchnologies, LLC (“InsPro LLC, and together with the Company, the “Borrowers”) and Co-Investment entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Company and InsPro LLC, which is secured by all assets of the Company and InsPro LLC other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (collectively, the “Collateral”). Pursuant to the Note, interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest were paid on September 18, 2015. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000.

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

In connection with the Financing Agreements, Co-Investment entered into a Subordination Agreement (“Subordination Agreement”) with Silicon Valley Bank (“SVB”), the terms of such agreement were approved by the Company, InsPro LLC and Atiam Technologies L.P. Pursuant to the Subordination Agreement, Co-Investment agreed, among other things, that all obligations under the Company’s loan agreement with SVB and any other obligations to SVB would be senior to the outstanding indebtedness under the Financing Agreements.

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
June 30, 2016

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2016 and December 31, 2015, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”). As of June 30, 2016 and December 31, 2015, the Company had 41,543,655 shares of its Common Stock issued and outstanding. The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	June 30, 2016	December 31, 2015

Exercise of options issued and outstanding to purchase common stock	4,000,000	2,975,000
Issuance of common shares available under the 2010 Equity Compensation Plan	24,996,980	26,021,980
Exercise of warrants issued and outstanding to purchase common stock	25,098,330	25,084,730
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	7,600,000	7,600,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	106,117,040
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	65,000,000	25,000,000

Total common stock reserved for issuance	258,374,550	218,333,750

The above table includes Common Stock reserved for non exercisable, unvested stock options and Common Stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Convertible Preferred Stock

As of June 30, 2016 and December 31, 2015, the Company was authorized to issue 3,437,500 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”). As of June 30, 2016 and December 31, 2015, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding. As of June 30, 2016 and December 31, 2015, the Company has reserved 380,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

The Series A Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series A Preferred Stock having the right to 20 votes.

Upon the liquidation, sale or merger of the Company, each share of Series A Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $12,767,500, subject to certain customary adjustments, or (B) the amount such share of Series A Preferred Stock would receive if it participated pari passu with the holders of Common Stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series A Preferred stock times $10.00. Each share of Series A Preferred Stock is convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series A Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

For so long as any shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series A Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series A Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series A Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series A Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series A Preferred Stock with an amount per share equal to two and a half (2.5) times the Series A Preferred Stock original issue price, or $12,767,500, in aggregate for all issued and outstanding Series A Preferred Stock.

Series B Convertible Preferred Stock

As of June 30, 2016 and December 31, 2015, the Company was authorized to issue 11,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 per share (“Series B Preferred Stock”). As of June 30, 2016 and December 31, 2015, the Company had 5,307,212 and 5,305,852 of its Series B Preferred Stock issued and outstanding, respectively. As of June 30, 2016 and December 31, 2015, the Company has reserved 3,250,000 and 1,250,000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock, respectively.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.

As of June 30, 2016 and December 31, 2015, upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price, or $15,921,636 and $15,917,556, respectively, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred stock times $3.00. Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock.

For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price, or $15,921,636, in aggregate for all issued and outstanding Series B Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

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

Stock Options

On March 31, 2016, the Company granted to two executives of the Company options to purchase a total of 1,000,000 shares of the Company’s Common Stock, which vests as follows: 250,000 shares of Common Stock on March 31 of each year from 2017 to 2020. Such options have a five year term and an exercise price of $0.10 per share, which exceeded the $0.04 closing price of one share of the Company’s Common Stock as quoted on the OTCBB on March 31, 2016. The fair value of the options granted was estimated on the date of the grant to be $40,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 724%, risk-free interest rate: 0.38%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to these options in salaries, commission and related taxes of $2,500 in the six months ended June 30, 2016.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

On May 20, 2016, the Company granted to an executive of the Company options to purchase a total of 500,000 shares of the Company’s Common Stock, which vests as follows: 125,000 shares of Common Stock on May 20 of each year from 2017 to 2020. Such options have a five year term and an exercise price of $0.10 per share, which exceeded the $0.04 closing price of one share of the Company’s Common Stock as quoted on the OTCBB on May 20, 2016. The fair value of the options granted was estimated on the date of the grant to be $16,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 710%, risk-free interest rate: 0.32%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to these options in salaries, commission and related taxes of $666 in the six months ended June 30, 2016.

During the six months ended June 30, 2016, 475,000 options, which were previously granted to directors and a former employee of the Company, expired in accordance with the terms of such stock options.

As of June 30, 2016, there were 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 24,996,980 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options and warrants in the amount of $183,378 for the six months ended June 30, 2016, which included $35,998 of expense pertaining to stock options and $147,380 of expense pertaining to the amendment of warrants to purchase Series A Preferred Stock. See Note 6 – Stockholders’ Deficit – Series A Preferred Stock Warrants.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation for both options to purchase common stock and Series A Preferred Stock was $177,457 as of June 30, 2016, which will be recognized over a weighted average 2.8 years in the future.

A summary of the Company's outstanding stock options as of and for the six months ended June 30, 2016 are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2015	2,975,000	$0.90	$0.54	2.53	$-

For the period ended June 30, 2016
Granted	1,500,000	0.10	0.04
Exercised	-	-	-
Expired	(475,000)	3.58	2.94

Outstanding at June 30, 2016	4,000,000	$0.10	$0.06	-	$-

Outstanding and exercisable at June 30, 2016	791,666	$0.10	$0.10	3.94	$-

(1) The aggregate intrinsic value is based on the $0.042 closing price as of June 30, 2016 for the Company’s Common Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

The following information applies to options outstanding at June 30, 2016:

Options Outstanding				Options Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Exercise Price	Number Exercisable	Exercise Price

$0.100	4,000,000	3.9	$0.100	791,666	0.100
	4,000,000			791,666

Common Stock Warrants

On March 14, 2016, the 2016 Warrants were issued in connection with the rights offering. See Note 6 – Stockholders Deficit – Series B Preferred Stock. The Company determined the 2016 Warrants qualify for a scope exception under ASC 815 as they were determined to be indexed to the Company’s stock.

A summary of the status of the Company's outstanding common stock warrants as of and for the six months ended June 30, 2016 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2015	25,084,730	$0.15

For the period ended June 30, 2016
Granted	13,600	0.15
Exercised	-	-
Expired	-	-
Outstanding and exercisable at June 30, 2016	25,098,330	$0.15

Outstanding warrants at June 30, 2016 have an average weighted average remaining contractual life of 1.4 years.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

The following information applies to warrants outstanding at June 30, 2016:

Warrant Issue Date	Warrant Exercise Price	Warrant Expiration Date	Weighted Average Remaining Life	Anti-dilution Provision Expiration Date	Outstanding Common Stock Warrants

11/20/2012	$0.15	11/20/2017	1.4	expired	4,999,990
3/14/2013	0.15	3/14/2018	1.7	expired	120,000
9/12/2013	0.15	11/20/2017	1.4	expired	5,000,000
9/18/2015	0.15	11/20/2017	1.4	n/a	11,631,410
10/6/2015	0.15	11/20/2017	1.4	n/a	3,333,330
3/14/2016	$0.15	11/20/2017	1.4	n/a	13,600

					25,098,330

Series A Preferred Stock Warrants

On March 31, 2016, the Company amended and restated a warrant to purchase a total of 150,000 shares of the Company’s Series A Preferred Stock originally granted to Mr. Robert J. Oakes on August 18, 2010, and also amended and restated a warrant to purchase a total of 150,000 shares of the Company’s Series A Preferred Stock originally granted to Mr. Anthony R. Verdi on September 14, 2011 (collectively the “Original Warrants”). Immediately prior to March 31, 2016, the Original Warrants had an expiration date of September 14, 2016, whereas the Amended and Restated Warrants were amended and restated to have an expiration date of September 14, 2017 (as amended, the “Amended and Restated Warrants”). The Amended and Restated Warrants are fully exercisable and have an exercise price of $4.00 per share. The fair value of the amendment to the Amended and Restated Warrants was estimated on the date of the amendment to be the difference between the value of the Amended and Restated Warrants immediately before and after the change in the expiration date. The fair value of the Amended and Restated Warrants was estimated on the date of the amendment before the change in the expiration date to be $2,224 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 111%, risk-free interest rate: 0.38%, expected life in years: 0.5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The fair value of the Amended and Restated Warrants was estimated on the date of the amendment after the change in the expiration date to be $149,605 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 263%, risk-free interest rate: 0.38%, expected life in years: 1.5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to the Amended and Restated Warrant in salaries, commission and related taxes of $147,380 in the six months ended June 30, 2016.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Outstanding warrants to purchase the Company’s Series A Preferred Stock at June 30, 2016 have a remaining contractual life of 1.7 years. A summary of the status of the Company's outstanding Series A Preferred Stock warrants as of and for the six months ended June 30, 2016 are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2015	380,000	$4.00

For the period ended June 30, 2016
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at June 30, 2016	380,000	$4.00

Series B Preferred Stock Warrants

On April 4, 2016, the Company entered into an agreement with an existing client, which among other things, included a provision that the Company issue a warrant to the client to purchase 2,000,000 shares of the Company’s Series B Preferred Stock, which is immeditely exercisable (the “2016 Series B Warrants”). The 2016 Series B Warrant has a three year term, a cashless exercise provision and an exercise price of $3.00 per share. On May 4, 2016 the Company issued the 2016 Series B Warrant to the client. The fair value of the 2016 Series B Warrants was estimated on April 4, 2016, which was the date of the agreement with the client, to be $1,299,963 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 503%, risk-free interest rate: 0.38%, expected life in years: 3 based on the contract life of the 2016 Series B Warrants, and assumed dividend yield: 0%. The Company determined the 2016 Series B Warrants qualify for a scope exception under ASC 815 as they were determined to be indexed to the Company’s stock. The Company recorded the fair value of the 2016 Series B Warrant as an increase to additional paid in capital and a reduction to revenue in the six months ended June 30, 2016, in the amount of $1,299,963.

Outstanding preferred stock warrants to purchase the Company’s Series B Preferred Stock at June 30, 2016 have a remaining contractual life of 2.9 years. A summary of the status of the Company's outstanding Series B Preferred Stock warrants as of and for the six months ended June 30, 2016 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2015	1,250,000	$3.00

For the period ended June 30, 2016
Granted	2,000,000	3.00
Exercised	-	-
Expired	-	-
Outstanding and exercisable at June 30, 2016	3,250,000	$3.00

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Registration and Participation Rights

As of June 30, 2016, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company’s subsidiary, InsPro LLC, has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of each lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of June 30, 2016 and December 31, 2015:

		June 30, 2016	December 31, 2015
	Useful Life (Years)
Computer equipment and software	3	$1,475,170	$1,344,091
Phone System	3	15,011	15,011
		1,490,181	1,359,102
Less accumulated depreciation		(1,118,665)	(990,007)
		$371,516	$369,095

Future minimum payments required under capital leases at June 30, 2016 are as follows:

2016	$142,685
2017	164,637
2018	92,221
2019	7,865

Total future payments	407,408
Less amount representing interest	20,046

Present value of future minimum payments	387,362
Less current portion	237,954

Long-term portion	$149,408

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

NOTE 8 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. An employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation. The contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $43,137 and $41,927 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 9 – OPERATING LEASES

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania. The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of Landlord’s building expenses. Under the terms of the lease agreement, rent was waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet. The Company recorded a liability for deferred rent in accrued liabilities in the amount of $22,693 as of June 30, 2016.

On September 14, 2007, InsPro LLC entered into a lease agreement (the “Lease Agreement”) with BPG Officer VI Baldwin Tower L.P. (“BPG”). On April 28, 2015, InsPro LLC and BPG entered into a fifth amendment to the Lease Agreement whereby InsPro LLC and BPG agreed to amend the Lease Agreement to increase the leased office space by 6,801 rentable square feet effective April 1, 2015, through March 31, 2016, at an incremental monthly rent of $10,000. On June 9, 2016, InsPro LLC and BPG entered into a sixth amendment to the Lease Agreement whereby InsPro LLC and BPG agreed to amend the Lease Agreement to extend the term through January 31, 2018 for 17,567 of rentable square feet at a monthly cost of $28,546 for the period February 1, 2017 through January 31, 2018.

Future minimum payments required under operating leases and service agreements at June 30, 2016 are as follows:

2016	$410,980
2017	522,274
2018	29,398
2019	-
thereafter	-

Total	$962,652

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $142,910 and $172,231 for the three months ended June 30, 2016 and 2015, respectively. Rent expense was $330,567 and $316,481 for the six months ended June 30, 2016 and 2015, respectively.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Revenues

For the three months ended June 30, 2016 (“Second Quarter 2016”), we earned revenues of $4,439,300 compared to $5,588,153 for the three months ended June 30, 2015 (“Second Quarter 2016”), a decrease of $1,148,853 or 21%. Revenues include the following:

	For the Three Months Ended June 30,
	2016	2015

Professional services, gross	$3,435,439	$2,749,149
Stock-based fees paid to client	(1,299,963)	-
ASP revenue	1,819,472	1,522,731
Sales of software licenses	-	850,000
Maintenance revenue	446,196	448,142
Sale of equipment	20,126	-
Sub-leasing and other revenue	18,030	18,131

Total	$4,439,300	$5,588,153

•	In Second Quarter 2016 our professional services revenue, gross increased $686,290 or 25% as a result of higher implementation services. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	On April 4, 2016, the Company entered into an agreement with an existing client, which among other things, included a provision that the Company issue within 30 days to the client a warrant to purchase in aggregate a total of 2,000,000 shares of the Company’s Series B Preferred Stock, which is immediately exercisable (the “2016 Series B Warrants”). The 2016 Series B Warrant has a three year term, a cashless exercise provision and an exercise price of $3.00 per share. On May 4, 2016 the Company issued the 2016 Series B Warrant to the client. The fair value of the 2016 Series B Warrants was estimated on April 4, 2016, which was the date of the agreement with the client, to be $1,299,963 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 503%, risk-free interest rate: 0.38%, expected life in years: 3 based on the contract life of the 2016 Series B Warrants, and assumed dividend yield: 0%.

•	In Second Quarter 2016 our ASP revenue increased $296,741, or 19%, as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

•	In Second Quarter 2015 we earned $850,000 of license fee revenue, which pertained to a license fee for InsPro Enterprise recognized for a recently implemented client.

•	In Second Quarter 2016 we sold equipment to a client as part of their implementation of InsPro Enterprise.

•	Other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties.

Cost of Revenues

Our cost of revenues for Second Quarter 2016 was $4,662,055 as compared to $5,600,260 for Second Quarter 2016 for a decrease of $938,205, or 17%, as compared to Second Quarter 2015. Cost of revenues consisted of the following:

	For the Three Months Ended June 30,
	2016	2015

Compensation, employee benefits and related taxes	$1,797,351	$2,012,230
Professional fees	2,555,576	3,184,734
Depreciation	96,093	193,903
Rent, utilities, telephone and communications	97,663	48,932
Other cost of revenues	115,372	160,461
	$4,662,055	$5,600,260

•	In Second Quarter 2016 our salaries, employee benefits and related taxes component of cost of revenues decreased $214,879, or 11%, as compared to Second Quarter 2015. Salaries, employee benefits and related taxes decreased primarily as a result of decreased employee staffing.

•	In Second Quarter 2016 our professional fees component of cost of revenues decreased $629,158, or 20%, as compared to Second Quarter 2015. Professional fees decreased as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro EnterpriseTM,, combined with decreased recruiting expenses.

•	In Second Quarter 2016 our depreciation expense component of cost of revenues decreased $97,810, or 50%, as compared to Second Quarter 2015. Depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In Second Quarter 2016 our rent, utilities, telephone and communications component of cost of revenues increased $48,731, or 100%, as compared to Second Quarter 2015 primarily due to utilities and building expenses pertaining to our Eddystone office.

•	In Second Quarter 2016 our other cost of revenues component of cost of revenues decreased $45,089, or 28%, as compared to Second Quarter 2015. The decrease was primarily the result of decreased travel and lodging costs associated with multiple implementations of InsPro Enterprise partially offset by increased cost of equipment sold to a client. Other cost of revenues consisted of the cost of 3rd party licensed software resold to clients, equipment sold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross (Loss) Profit

As a result of the aforementioned factors, we reported a gross loss of $222,755 in Second Quarter 2016, as compared to a gross loss of $12,107 in Second Quarter 2015. The results from operations in Second Quarter 2016 were unfavorably impacted by a reduction to revenue in the amount of $1,299,963 for non cash stock based compensation to a client partially offset by higher revenues and lower cost of revenues, which was a result of lower utilization of several outside consulting firms, to assist with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro Enterprise™, combined with lower employee staffing.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for Second Quarter 2016 was $1,275,945 as compared to $1,486,009 for Second Quarter 2016 for a decrease of $210,064, or 14%, as compared to Second Quarter 2016. Selling, marketing and administrative expenses consisted of the following:

	For the Three Months Ended June 30,
	2016	2015

Compensation, employee benefits and related taxes	$798,352	$682,823
Advertising and other marketing	7,734	69,230
Depreciation	31,886	21,877
Rent, utilities, telephone and communications	103,277	90,223
Professional fees	143,750	317,250
Other general and administrative	190,946	304,606
	$1,275,945	$1,486,009

•	In Second Quarter 2016 our salaries, employee benefits and related taxes increased $115,529, or 17%, as compared to Second Quarter 2015. The increase is primarily the result of higher compensation expense to employees.

•	In Second Quarter 2016 our advertising and other marketing expenses decreased $61,496, or 89%, as compared to Second Quarter 2015 primarily as a result of reduced marketing activities.

•	In Second Quarter 2016 our depreciation expense increased $10,009, or 45%, as compared to Second Quarter 2015. Depreciation expense increased as a result of a lesser percentage of depreciation allocated to cost of revenues and a greater percentage allocated to selling, general and administrative expense.

•	In Second Quarter 2016 our rent, utilities, telephone and communications expense increased $13,054, or 14%, as compared to Second Quarter 2015 as a result of a lesser percentage of expense allocated to cost of revenues and a greater percentage allocated to selling, general and administrative expense.

•	In Second Quarter 2016 our professional fees decreased $173,500, or 55%, as compared to Second Quarter 2015. The decrease is primarily the result of a lower royalty expense incurred to an outside consulting firm and lower employee recruiting expenses.

•	In Second Quarter 2016 our other general and administrative expenses decreased $113,660, or 37%, as compared to Second Quarter 2015. The decrease is primarily the result of a lower expense for the allowance for doubtful collection of accounts receivable.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a loss from continuing operations of $1,498,700 in Second Quarter 2016, as compared to $1,498,116 in Second Quarter 2015.

Other income (expenses)

Interest expense decreased in the Second Quarter 2016 as compared to the in the Second Quarter 2015 primarily due to the Company’s loans with Co-Investment Fund II, L. P. (“Co-Investment”), which was repaid subsequent to the Second Quarter 2015, and repayment of a loan from Silicon Valley Bank (“SVB”), which was repaid in the Second Quarter 2015. Interest expense is attributable to interest on the Company’s loans with Co-Investment, SVB, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Three Months Ended June 30,
	2016	2015
Revenues:
Commission and other revenue from carriers	$2,492	$4,780
eHealth Agreement	30,264	42,238

	32,756	47,018

Operating expenses:
Other general and administrative	7,479	6,000

	7,479	6,000

Income from discontinued operations	$25,277	$41,018

For Second Quarter 2016 we earned revenues from discontinued operations of $32,756 as compared to $47,018 in the Second Quarter 2015, a decrease of $14,262, or 30%. Revenues include the following:

•	In Second Quarter 2016 our commission and other revenue from carriers decreased due to the declines in our discontinued telesales call center produced agency business.

•	On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a client transition agreement. In Second Quarter 2016 our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

As a result of the aforementioned factors, we reported a gain from discontinued operations of $25,277 or $0 gain from discontinued operations per share in Second Quarter 2016 as compared to $41,018 or $0 gain from discontinued operations per share in Second Quarter 2015.

Net loss

As a result of these factors discussed above, we reported a net loss of $1,479,904, or $0.04 net loss per share, in Second Quarter 2016 as compared to a net loss of $1,489,199, or $0.04 net loss per share in Second Quarter 2015.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

Revenues

For the six months ended June 30, 2016 (“2016 To Date”), we earned revenues of $11,236,521 compared to $9,320,926 for the six months ended June 30, 2015 (“2015 To Date”), an increase of $1,915,645 or 21%. Revenues include the following:

	For the Six Months Ended June 30,
	2016	2015

Professional services, gross	$8,062,497	$4,359,375
Stock-based fees paid to client	(1,299,963)	-
ASP revenue	3,509,621	2,990,003
Sales of software licenses	10,000	1,036,624
Maintenance revenue	898,260	898,735
Sale of equipment	20,126	-
Sub-leasing and other revenue	36,030	36,189

Total	$11,236,571	$9,320,926

•	In 2016 To Date our professional services revenue, gross increased $3,703,159, or 85%, as a result of higher billable implementation services. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	On April 4, 2016, the Company entered into an agreement with an existing client, which among other things, including a provision that the Company issue within 30 days to a client a warrant to purchase in aggregate a total of 2,000,000 shares of the Company's Series B Preferred Stock, which is immediately exercisable (the "2016 Series B Warrants"). The 2016 Series B Warrant has a three year term, a cashless exercise provision and an exercise price of $3.00 per share. On May 4, 2016 the Company issues the 2016 Series B Warrant to the client. The fair value of the 2016 Series B Warrants was estimated on April 4, 2016, which was the date of the agreement with the client, to be $1,299,963 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 503%, risk-free interest rate: 0.38%, expected life in years: 3 based on the contract life of the 2016 Series B Warrants, and assumed dividend yield: 0%.

•	In 2016 To Date our ASP revenue increased $519,618, or 17%, as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

•	In 2016 To Date we earned $10,000 of license fee revenue, which included the resale of third party software to an InsPro Enterprise client. In 2015 To Date we earned $1,036,624 of license fee revenue, which included an $850,000 license fee for InsPro Enterprise recognized for a client that was implemented in 2015 To Date and the re-sale of third party software licenses to clients in the process of implementing InsPro Enterprise.

•	In 2016 To Date we earned $20,126 on the sale of third party equipment to an InsPro Enterprise client.

•	Other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties.

Cost of Revenues

Our cost of revenues for 2016 To Date was $10,241,625 as compared to $11,015,370 for 2015 To Date for a decrease of $773,745, or 7%, as compared to 2015 To Date. Cost of revenues consisted of the following:

	For the Six Months Ended June 30,
	2016	2015

Compensation, employee benefits and related taxes	$4,029,706	4,010,124
Professional fees	5,567,930	5,948,174
Depreciation	196,307	290,361
Rent, utilities, telephone and communications	235,333	232,957
Other cost of revenues	212,349	533,754
	$10,241,625	$11,015,370

•	In 2016 To Date our professional fees component of cost of revenues decreased $380,244, or 6%, as compared to 2015 To Date. Professional fees decreased as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro Enterprise™.

•	In 2016 To Date our depreciation expense component of cost of revenues decreased $94,054, or 32%, as compared to 2015 To Date. Depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for these assets.

•	In 2016 To Date our other cost of revenues component of cost of revenues decreased $321,405, or 60%, as compared to 2015 To Date. The decrease was primarily the result of $177,675 cost of 3rd party licensed software resold to two clients in 2015 To Date and decreased travel and lodging costs associated with multiple implementations of InsPro Enterprise in 2015 To Date. Other cost of revenues consisted of the cost of 3rd party licensed software and equipment resold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross (Loss) Profit

As a result of the aforementioned factors, we reported a gross profit of $994,946 in 2016 To Date, as compared to a gross loss of $1,694,444 in 2015 To Date. The results from operations in 2016 To Date were favorably impacted by higher revenues excluding a reduction to revenue for non cash stock based fees paid to a client and lower cost of revenues, which primarily a result of the lower utilization of several outside consulting firms, to assist with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro Enterprise™.

Selling, General and Administrative Expenses

Our selling, general and administrative expense for 2016 To Date was $2,906,080 as compared to $3,035,492 for 2015 To Date for a decrease of $129,412, or 4%, as compared to 2015 To Date. Selling, marketing and administrative expenses consisted of the following:

	For the Six Months Ended June 30,
	2016	2015

Compensation, employee benefits and related taxes	$1,806,438	$1,699,513
Advertising and other marketing	49,454	91,649
Depreciation	57,307	64,547
Rent, utilities, telephone and communications	204,208	177,936
Professional fees	404,552	497,396
Other general and administrative	384,121	504,451
	$2,906,080	$3,035,492

•	In 2016 To Date our salaries, employee benefits and related taxes increased $106,925, or 6%, as compared to 2015 To Date. The increase is primarily the result of an increase in salary and bonus compensation to certain employees and executives.

•	In 2016 To Date our advertising and other marketing expenses decreased $42,195, or 46%, as compared to 2015 To Date primarily as a result of reduced marketing activities

.

•	In 2016 To Date our depreciation expense decreased $7,240, or 11%, as compared to 2015 To Date. Depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for these assets.

•	In 2016 To Date rent, utilities, telephone and commissions increased $26,273, or 15%, as compared to 2015 To Date primarily due to a larger percentage of cost allocated to selling, general and administrative expense and a lesser percentage allocated to cost of revenues in 2016 as compared to 2015 and higher expenses pertaining to our Eddystone office.

•	In 2016 To Date professional fees decreased $92,844, or 19%, as compared to 2015 To Date primarily due to royalty expense incurred to an outside consulting firm in the 2015 To Date partially offset by higher legal costs in 2016 To Date incurred in connection with the Company’s rights offering in the first quarter of 2016.

•	In 2016 To Date our other general and administrative expenses decreased $120,330, or 24%, as compared to 2015 To Date. The decrease is primarily the result of lower allowance for doubtful collection of accounts receivable expense.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a loss from continuing operations of $1,911,134 in 2016 To Date, as compared to $4,729,936 in 2015 To Date.

Other income (expenses)

Interest expense decreased in the 2016 To Date as compared to the in the 2015 to Date primarily due to the Company’s loans with Co-Investment, which were repaid subsequent to June 30, 2015, and repayment of a loan from SVB, which was repaid in the Second Quarter 2015. Interest expense is attributable to interest on the Company’s loans with Co-Investment, SVB, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the 6 Months Ended June 30,
	2016	2015
Revenues:
Commission and other revenue from carriers	$5,559	$8,687
Transition policy commission pursuant to the Agreement	46,412	86,527

	51,971	95,214

Operating expenses:
Other general and administrative	13,478	15,478

	13,478	15,478

Income from discontinued operations	$38,493	$79,736

For 2016 To Date we earned revenues from discontinued operations of $51,971 as compared to $95,214 in the 2015 To Date, a decrease of $43,243, or 45%. Revenues include the following:

•	In 2016 To Date our commission and other revenue from carriers decreased due to the declines in our discontinued telesales call center produced agency business.

•	On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc., an unaffiliated third party, pursuant to the terms of a client transition agreement. In 2016 To Date our transition policy commission pursuant to the agreement decreased due to the declines in our telesales call center produced agency business.

As a result of the aforementioned factors, we reported a gain from discontinued operations of $38,493 or $0.00 gain from discontinued operations per share in 2016 To Date as compared to $79,736 or $0.00 gain from discontinued operations per share in 2015 To Date.

Net loss

As a result of these factors discussed above, we reported a net loss of $1,883,100, or $0.05 net loss per share, in 2016 To Date as compared to a net loss of $4,710,727, or $0.11 net loss per share in 2015 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016, we had a cash balance of $2,484,722 and a working capital deficit of ($1,570,613).

Net cash used by operations was $739,185 in 2016 To Date as compared to $2,158,688 in 2015 To Date. Impacting our cash flow from operations was our net loss of $1,883,100 in 2016 To Date as compared to our net loss of $4,710,727 in 2015 To Date and:

•	Increases in accounts receivable of $749,675 in 2016 To Date, which is primarily the result of increased billings to clients primarily for professional services.

•	Decreases in accounts payable of $376,295 in 2016 To Date, which is primarily the result of incurred but not billed costs to outside IT consulting firms, which are recorded in accrued expenses, and to a lesser extent lower costs to several outside IT consulting firms.

•	Increases in accrued expenses of $205,559 in 2016 To Date, which is primarily the result of increased IT consulting services incurred but not billed.

•	Increases in deferred revenue of $408,697 in 2016 To Date, which is primarily the result of unearned annual maintenance fee deposits, which were collected but not earned in 2016 To Date.

In addition to cash used in operating activities, we incurred the following non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $253,614 and $354,908 in 2016 To Date and 2015 To Date, respectively.

•	Recorded stock-based compensation expense of $183,378 and $230,365 in 2016 To Date and 2015 To Date, respectively.

•	Recorded stock based fees to client as a reduction to revenue of $1,299,963 in 2016 To Date.

Net cash used by investing activities in 2016 To Date was $11,633 as compared to $40,474 in 2015 To Date.

Net cash used in financing activities in 2016 To Date was $162,753 as compared to cash provided by financing activities of $1,947,417 in 2015 To Date.

•	On February 2, 2016 the Company filed a registration statement for a rights offering on form S-1/A, which the Commission declared effective on February 5, 2016, to distribute to shareholders excluding residents of Arizona and California at no charge, one non-transferable subscription right for each 16,615 shares of our Common Stock, 831 shares of our Series A Preferred Stock and 830 shares of our Series B Preferred Stock owned as of January 31, 2016 (the “Record Date”), either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $240. A Subscription Unit consisted of 80 shares of Series B Preferred Stock and a warrant to purchase 800 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share. Effective with the expiration of the subscription rights, which occurred on March 14, 2016, holders of subscription rights exercised in aggregate 17 basic subscription rights and 0 over subscription rights for a total 17 Subscription Units. The Company received $4,080 in gross proceeds as a result of the exercise of Subscription Units. As a result of the exercise of 17 Subscription Units the Company issued effective on March 14, 2016 in aggregate 1,360 shares of Series B Preferred Stock and warrants to purchase in aggregate 13,600 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share (the “2016 Warrants”). Effective with the expiration of the subscription rights all unexercised subscription rights expired.

•	On June 24, 2015, the Company together with InsPro LLC and Atiam Technologies L. P., which is a wholly owned subsidiary of the Company, (collectively the “InsPro Parties”), advised SVB of their desire to terminate the Amended and Restated Loan and Security Agreement. Dated December 2, 2014 (the “Loan Agreement”), between the InsPro Parties and SVB. Prior to June 24, 2015, the InsPro Parties paid off the amount borrowed under the Loan Agreement, and on June 24, 2015 the InsPro Parties paid SVB an early termination fees of $52,500 and SVB released all security interests in the InsPro Parties’ assets.

•	On January 30, 2015, the Company and InsPro LLC (collectively, the “Borrowers”) issued a Secured Convertible Promissory Note (“Note”) to Co-Investment, a holder of more than 5% of our common stock on an as converted basis, pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Borrowers entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Borrowers, which is secured by all assets of the Company and InsPro LLC other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (collectively the “Collateral”). Pursuant to the Note, interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest will be paid on or before June 30, 2016. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000.

•	On March 17, 2015, the Company received a loan from Edmond Walters, a current director of the Company, in the amount of $500,000 (the “Walters Loan”). The Walters Loan was a pre-payment by Mr. Walters in connection with any future issuance of equity securities of the Company, and is convertible into equity securities of the Company in connection with any such future issuance of equity securities as agreed to by the Company and Mr. Walters. The Walters Loan is refundable to Mr. Walters on demand, without interest, if the Company does not consummate an equity financing within a time period to be determined by the Company and Mr. Walters.

•	On March 27, 2015, the Borrowers issued a second Secured Convertible Promissory Note (“The Second Note”) in the amount of $1,000,000 to Co-Investment pursuant to a second Secured Convertible Promissory Note Purchase Agreement (the “Second Note Purchase Agreement”). The terms of the Second Note are essentially identical to the terms of the Note and the terms of the Second Note Purchase Agreement are essentially identical to the terms of the Note Purchase Agreement.

•	Payments on notes payable pertain to repayment of the borrowed amount under the Loan Agreement with SVB in 2015 and notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations.

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

Date: August 15, 2016	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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

Page 43