Form 10-Q
period 2016-09-30
InsPro Technologies Corp
filed 2016-11-14
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,791,900	$3,398,293
Accounts receivable, net	3,244,562	3,959,437
Prepaid expenses	279,630	179,700
Other current assets	42,758	4,954
Assets of discontinued operations	6,288	15,212

Total current assets	6,365,138	7,557,596

Property and equipment, net	635,518	747,937
Other assets	-	40,000

Total assets	$7,000,656	$8,345,533

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$73,331	$27,474
Accounts payable	4,750,794	5,410,146
Accrued expenses	482,234	497,088
Current portion of capital lease obligations	230,215	227,880
Deferred revenue	2,745,033	2,680,361

Total current liabilities	8,281,607	8,842,949

LONG TERM LIABILITIES:
Deferred revenue	1,500,000	2,000,000
Capital lease obligations	186,258	149,892

Total long term liabilities	1,686,258	2,149,892

Total liabilities	9,967,865	10,992,841

COMMITMENTS AND CONTINGENCIES:

SHAREHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares authorized, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 11,000,000 shares authorized, 5,307,212 and 5,305,852 shares issued and outstanding (liquidation value $15,921,636 and $15,917,556)	11,692,647	11,689,018
Common stock ($.001 par value; 500,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	48,246,041	46,742,784
Accumulated deficit	(65,811,544)	(63,984,757)

Total shareholders' deficit	(2,967,209)	(2,647,308)

Total liabilities and shareholders' deficit	$7,000,656	$8,345,533

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net of $1,299,963 of stock based fees paid to a client during the quarter ended June 30, 2016	$5,647,379	$6,381,855	$16,883,950	$15,702,781

Cost of revenues	4,322,737	5,324,024	14,564,361	16,339,394

Gross profit (loss)	1,324,642	1,057,831	2,319,589	(636,613)

Selling, general and administrative expenses	1,275,345	1,446,394	4,181,427	4,481,886

Operating gain (loss) from continuing operations	49,297	(388,563)	(1,861,838)	(5,118,499)

Other income (expense):
Gain (loss) on the sale of equipment	-	(2,931)	-	17,738
Interest expense	(7,831)	(39,999)	(18,290)	(121,195)

Total other income (expense)	(7,831)	(42,930)	(18,290)	(103,457)

Gain (loss) from continuing operations	41,466	(431,493)	(1,880,128)	(5,221,956)

Income from discontinued operations	14,847	37,046	53,341	116,782

Net income (loss)	$56,313	$(394,447)	$(1,826,787)	$(5,105,174)

Net income (loss) per common share - basic and diluted:
Income (loss) from operations	$0.01	$(0.04)	$(0.04)	$(0.12)
Income from discontinued operations	-	-	-	-
Net income (loss) per common share	$0.01	$(0.04)	$(0.04)	$(0.12)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(1,826,787)	$(5,105,174)
Less: income from discontinued operations	(53,341)	(116,782)
Loss from continuing operations	(1,880,128)	(5,221,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	375,256	474,535
Stock-based compensation	202,843	433,473
Stock based fees paid to client as a reduction to revenue	1,299,963	-
(Gain) on the sale of used equipment	-	(17,738)
Changes in assets and liabilities:
Accounts receivable	714,875	(4,287,860)
Prepaid expenses	24,695	60,778
Other current assets	2,196	1,611
Accounts payable	(659,352)	1,298,909
Accrued interest on secured note from related party	-	89,425
Accrued expenses	(14,854)	155,632
Deferred revenue	(435,328)	2,706,139

Net cash used in continuing operations	(369,834)	(4,307,052)
Net cash provided by discontinued operations	62,265	122,458
Net cash used in operating activities	(307,569)	(4,184,594)

Cash Flows From Investing Activities:
Purchase of property and equipment	(30,702)	(129,188)
Proceeds from the sale of equipment	-	79,053

Net cash used in investing activities	(30,702)	(50,135)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock and warrants	4,080	899,998
Payments on notes payable	(78,768)	(487,478)
Gross proceeds from secured note from related party	-	2,000,000
Gross proceeds loan payable to related party	-	500,000
Payments on capital leases	(193,434)	(140,371)

Net cash provided by (used in) financing activities	(268,122)	2,772,149

Net (decrease) in cash	(606,393)	(1,462,580)

Cash - beginning of the period	3,398,293	3,431,001

Cash - end of the period	$2,791,900	$1,968,421

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$18,290	$31,770

Non cash investing and financing activities:
Acquisition of equipment acquired through capital leases	$232,135	$-
Accrued interest on loan payable	$-	$89,425
Fair value of warrant liability whose anti-dilution provisions expired during the period	$-	$5,760
Issuance of preferred stock and warrants valued at the amounts owed on secured notes plus accrued interest from related party and loan from related party	$-	$2,089,425

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

September 30, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable and allowance for uncollectable accounts

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2016 and December 31, 2015, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $0 and $140,946, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of September 30, 2016 and December 31, 2015, because of the relatively short-term maturity of these instruments and their market interest rates.

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

September 30, 2016

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

The Company has adopted FASB ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of September 30, 2016, the tax years ended December 31, 2015, 2014, 2013 and 2012 are still subject to audit.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's common stock equivalents include the following:

	September 30, 2016	December 31, 2015

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	106,144,240	106,117,040
Options to purchase common stock issued and outstanding	4,000,000	2,975,000
Warrants to purchase common stock issued and outstanding	25,098,330	25,084,730
Warrants to purchase series A convertible preferred stock, issued and outstanding	7,600,000	7,600,000
Warrants to purchase series B convertible preferred stock, issued and outstanding	65,000,000	25,000,000
	233,377,570	192,311,770

Revenue recognition and deferred revenue

Revenues for nine months ended September 30, 2016, include a reduction in the amount of $1,299,963 for stock based fees paid to a client. See Note 6 - Stockholders’ Deficit – Series B Preferred Stock Warrants.

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

September 30, 2016

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

Effective August 18, 2015, the Company entered into a 5 year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated 3rd party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company material breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation, seeks protection under bankruptcy, or materially breaches the Reseller Agreement during the term of the Reseller Agreement (each a “Refund Event”). The Reseller Fee was fully refundable if a Refund Event occurred before August 31, 2016. A Refund Event did not occur as of September 30, 2016, and as a result the Company recognized $500,000 of Reseller Fee as revenue in the three and nine months ended September 30, 2016. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $2,000,000 between September 1, 2016 and August 31, 2017, $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019. As of September 30, 2016 the Company has recorded the $2,000,000 Reseller Fee in deferred revenue ($500,000 included in short term liabilities and $1,500,000 included in long term liabilities).

The unearned portion of the Company’s revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro EnterpriseTM design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs and depreciation. The following table discloses cost of revenue as reported in the statement of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Compensation, employee benefits and related taxes	$1,611,665	$1,962,026	$5,641,370	$5,972,150
Professional fees	2,413,791	3,066,414	7,981,721	9,014,589
Depreciation	90,856	97,660	287,163	388,021
Rent, utilities, telephone and communications	102,784	126,378	338,117	359,334
Other cost of revenues	103,641	71,546	315,990	605,300
	$4,322,737	$5,324,024	$14,564,361	$16,339,394

Selling, general and administrative expenses

Selling, general and administrative expenses include all selling, marketing, and other expenses not classified as cost of revenues. The following table discloses selling, general and administrative expenses as reported in the statement of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Compensation, employee benefits and related taxes	$755,185	$851,593	$2,561,625	$2,551,107
Advertising and other marketing	43,022	22,986	92,476	114,635
Depreciation	30,786	21,967	88,093	86,514
Rent, utilities, telephone and communications	100,516	92,955	304,724	270,890
Professional fees	163,559	190,333	568,111	687,730
Other general and administrative	182,277	266,560	566,398	771,010
	$1,275,345	$1,446,394	$4,181,427	$4,481,886

Advertising and other marketing

Advertising and other marketing costs are expensed as incurred and are reported in selling, general and administrative expenses. See the previous table under selling, general and administrative expenses for advertising and other marketing expenses reported in the statement of operations.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2016, the Company had $2,791,900 of cash in United States bank deposits, of which $500,946 was federally insured and $2,290,954 was not federally insured.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	September 30, 2016	December 31, 2015

Client #1	33%	32%
Client #2	15%	17%
Client #3	14%	13%
Client #4	-	11%

The following table lists the percentage of the Company’s revenue earned from the Company’s clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the 9 Months Ended September 30,
	2016	2015

Client #1	25%	24%
Client #2	16%	12%
Client #3	15%	-

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

Registration rights agreements

At September 30, 2016, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements. Accordingly, no liability in respect thereof was recorded as of September 30, 2016. See Note 6 - Stockholders Deficit – Registration and Participation Rights.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 2 – DISCONTINUED OPERATIONS

The Company has classified its former telesales call center and external agent produced agency business as discontinued operations. During the first quarter of 2009, the Company ceased the direct marketing and sale of health and life insurance and related products to individuals and families in its telesales call center. The Company also determined to discontinue selling health and life insurance and related products to individuals and families through its non-employee agents. On February 20, 2009, the Company entered into and completed the sale of its agency business to an unaffiliated third party, pursuant to the terms of a client transition agreement.

The financial position of discontinued operations was as follows:

	September 30, 2016	December 31, 2015

Accounts receivable	$6,288	$15,212
Net current assets of discontinued operations	$6,288	$15,212

The results of discontinued operations do not include any allocated or common overhead expenses. The results of operations of discontinued operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Commission and other revenue from carriers	$2,068	$3,633	$7,627	$12,320
Transition policy commission pursuant to the Agreement	21,169	39,680	67,581	126,208

	23,237	43,313	75,208	138,528

Operating expenses:
Other general and administrative	8,390	6,267	21,867	21,745

	8,390	6,267	21,867	21,745

Income from discontinued operations	$14,847	$37,046	$53,341	$116,782

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	September 30, 2016	December 31, 2015
Computer equipment and software	3	$4,415,764	$4,152,927
Office equipment	4.6	158,732	158,732
Office furniture and fixtures	6.7	189,857	189,857
Leasehold improvements	5.4	94,620	94,620
		4,858,973	4,596,136

Less accumulated depreciation		(4,223,455)	(3,848,199)

		$635,518	$747,937

The following table discloses depreciation expense as reported in the statement of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Depreciation included in cost of revenues	$90,856	$97,660	$287,163	$388,021
Depreciation included in selling, general and administrative	30,786	21,967	88,093	86,514
Total depreciation	$121,642	$119,627	$375,256	$474,535

NOTE 4 – NOTES PAYABLE

Notes payable at September 30, 2016, consist of two notes payable for insurance premium financing on two of the Company’s insurance policies. The first note commenced on April 28, 2016, has an annual interest rate of 8.75% and consists of 11 monthly payments of principal and interest of $7,456 per month commencing on May 28, 2016 and ending on March 28, 2017. The second note commenced on May 3, 2016, has an annual interest rate of 7.99% and consists of 11 monthly payments of principal and interest of $4,358 per month commencing on June 3, 2016 and ending on April 3, 2017.

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

September 30, 2016

NOTE 5 – TRANSACTIONS AND LOANS FROM RELATED PARTIES

On January 30, 2015, the Company and InsPro Technologies issued a Secured Convertible Promissory Note (“Note”) to The Co-Investment Fund II L. P. (“Co-Investment”), pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Company and InsPro Technologies, LLC (“InsPro LLC, and together with the Company, the “Borrowers”) and Co-Investment entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Borrowers, which was secured by all assets of the Borrowers other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (collectively, the “Collateral”). Pursuant to the Note, interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest were paid on September 18, 2015. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000.

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

September 30, 2016

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2016 and December 31, 2015, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”). As of September 30, 2016 and December 31, 2015, the Company had 41,543,655 shares of its Common Stock issued and outstanding. The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	September 30, 2016	December 31, 2015

Exercise of options issued and outstanding to purchase common stock	4,000,000	2,975,000
Issuance of common shares available under the 2010 Equity Compensation Plan	24,996,980	26,021,980
Exercise of warrants issued and outstanding to purchase common stock	25,098,330	25,084,730
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	7,600,000	7,600,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	106,117,040
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	65,000,000	25,000,000

Total common stock reserved for issuance	258,374,550	218,333,750

The above table includes Common Stock reserved for non exercisable, unvested stock options and Common Stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Convertible Preferred Stock

As of September 30, 2016 and December 31, 2015, the Company was authorized to issue 3,437,500 shares of Series A Convertible Preferred Stock par value $0.001 per share (“Series A Preferred Stock”). As of September 30, 2016 and December 31, 2015, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding. As of September 30, 2016 and December 31, 2015, the Company has reserved 380,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

The Series A Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series A Preferred Stock having the right to 20 votes.

Upon the liquidation, sale or merger of the Company, each share of Series A Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series A Preferred Stock original issue price, or $12,767,500, subject to certain customary adjustments, or (B) the amount such share of Series A Preferred Stock would receive if it participated pari passu with the holders of Common Stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series A Preferred Stock times $10.00. Each share of Series A Preferred Stock is convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series A Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Series B Convertible Preferred Stock

As of September 30, 2016 and December 31, 2015, the Company was authorized to issue 11,000,000 shares of Series B Convertible Preferred Stock par value $0.001 per share (“Series B Preferred Stock”). As of September 30, 2016 and December 31, 2015, the Company had 5,307,212 and 5,305,852 of its Series B Preferred Stock issued and outstanding, respectively. As of September 30, 2016 and December 31, 2015, the Company has reserved 3,250,000 and 1,250,000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock, respectively.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.

As of September 30, 2016 and December 31, 2015, upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price, or $15,921,636 and $15,917,556, respectively, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred Stock times $3.00. Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock.

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

September 30, 2016

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

Stock Options

On March 31, 2016, the Company granted two executives of the Company options to purchase a total of 1,000,000 shares of the Company’s Common Stock, which vest as follows: 250,000 shares of Common Stock on March 31 of each year from 2017 to 2020. Such options have a five year term and an exercise price of $0.10 per share, which exceeded the $0.04 closing price of one share of the Company’s Common Stock as quoted on the OTCBB on March 31, 2016. The fair value of the options granted was estimated on the date of the grant to be $40,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 724%, risk-free interest rate: 0.38%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to these options in salaries, commission and related taxes of $2,500 in the nine months ended September 30, 2016.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

On May 20, 2016, the Company granted to an executive of the Company options to purchase a total of 500,000 shares of the Company’s Common Stock, which vest as follows: 125,000 shares of Common Stock on May 20 of each year from 2017 to 2020. Such options have a five year term and an exercise price of $0.10 per share, which exceeded the $0.04 closing price of one share of the Company’s Common Stock as quoted on the OTCBB on May 20, 2016. The fair value of the options granted was estimated on the date of the grant to be $16,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 710%, risk-free interest rate: 0.32%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to these options in salaries, commission and related taxes of $666 in the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, 475,000 options, which were previously granted to directors and a former employee of the Company, expired in accordance with the terms of such stock options.

As of September 30, 2016, there were 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 24,996,980 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options and warrants in the amount of $202,843 for the nine months ended September 30, 2016, which included $55,463 of expense pertaining to stock options and $147,380 of expense pertaining to the amendment of warrants to purchase Series A Preferred Stock. See Note 6 – Stockholders Deficit – Series A Preferred Stock Warrants.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation for both options to purchase common stock and Series A Preferred Stock was $157,992 as of September 30, 2016, which will be recognized over a weighted average 2.6 years in the future.

A summary of the Company's outstanding stock options as of and for the nine months ended September 30, 2016 are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2015	2,975,000	$0.90	$0.54	2.53	$-

For the period ended September 30, 2016
Granted	1,500,000	0.10	0.04
Exercised	-	-	-
Expired	(475,000)	3.58	2.94

Outstanding at September 30, 2016	4,000,000	$0.10	$0.06	-	$-

Outstanding and exercisable at September 30, 2016	1,391,666	$0.10	$0.10	3.69	$-

(1) The aggregate intrinsic value is based on the $0.08 closing price as of September 30, 2016 for the Company’s Common Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Common Stock Warrants

On March 14, 2016, the 2016 Warrants were issued in connection with the rights offering. See Note 6 – Stockholders Deficit – Series B Preferred Stock. The Company determined the 2016 Warrants qualify for a scope exception under ASC 815 as they were determined to be indexed to the Company’s stock.

Outstanding warrants at September 30, 2016 have an average weighted average remaining contractual life of 1.1 years. A summary of the status of the Company's outstanding common stock warrants as of and for the nine months ended September 30, 2016 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2015	25,084,730	$0.15

For the period ended September 30, 2016
Granted	13,600	0.15
Exercised	-	-
Expired	-	-
Outstanding and exercisable at September 30, 2016	25,098,330	$0.15

Series A Preferred Stock Warrants

On March 31, 2016, the Company amended and restated a warrant to purchase a total of 150,000 shares of the Company’s Series A Preferred Stock originally granted to Mr. Robert J. Oakes on August 18, 2010, and also amended and restated a warrant to purchase a total of 150,000 shares of the Company’s Series A Preferred Stock originally granted to Mr. Anthony R. Verdi on September 14, 2011 (collectively the “Original Warrants”). Immediately prior to March 31, 2016, the Original Warrants had an expiration date of September 14, 2016 and the Original Warrants were amended and restated to have an expiration date of September 14, 2017 (as amended, the “Amended and Restated Warrants”). The Amended and Restated Warrants are fully exercisable and have an exercise price of $4.00 per share. The fair value of the amendment to the Amended and Restated Warrants was estimated on the date of the amendment to be the difference between the value of the Amended and Restated Warrants immediately before and after the change in the expiration date. The fair value of the Amended and Restated Warrants was estimated on the date of the amendment before the change in the expiration date to be $2,224 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 111%, risk-free interest rate: 0.38%, expected life in years: 0.5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The fair value of the Amended and Restated Warrants was estimated on the date of the amendment after the change in the expiration date to be $149,605 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 263%, risk-free interest rate: 0.38%, expected life in years: 1.5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to the Amended and Restated Warrant in salaries, commission and related taxes of $147,380 in the nine months ended September 30, 2016.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Outstanding warrants to purchase the Company’s Series A Preferred Stock at September 30, 2016 have a remaining contractual life of 1 year. A summary of the status of the Company's outstanding Series A Preferred Stock warrants as of and for the nine months ended September 30, 2016 are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2015	380,000	$4.00

For the period ended September 30, 2016
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at September 30, 2016	380,000	$4.00

Series B Preferred Stock Warrants

On April 4, 2016, the Company entered into an agreement with an existing client, which among other things, included a provision that the Company issue a warrant to the client to purchase 2,000,000 shares of the Company’s Series B Preferred Stock, which is immediately exercisable (the “2016 Series B Warrants”). The 2016 Series B Warrants have a three year term, a cashless exercise provision and an exercise price of $3.00 per share. On May 4, 2016 the Company issued the 2016 Series B Warrant to the client. The fair value of the 2016 Series B Warrants was estimated on April 4, 2016, which was the date of the agreement with the client, to be $1,299,963 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 503%, risk-free interest rate: 0.38%, expected life in years: 3 based on the contract life of the 2016 Series B Warrants, and assumed dividend yield: 0%. The Company determined the 2016 Series B Warrants qualify for a scope exception under ASC 815 as they were determined to be indexed to the Company’s stock. The Company recorded the fair value of the 2016 Series B Warrant as an increase to additional paid in capital and a reduction to revenue in the nine months ended September 30, 2016, in the amount of $1,299,963.

Outstanding preferred stock warrants to purchase the Company’s Series B Preferred Stock at September 30, 2016 have a remaining contractual life of 2.6 years. A summary of the status of the Company's outstanding Series B Preferred Stock warrants as of and for the nine months ended September 30, 2016 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2015	1,250,000	$3.00

For the period ended September 30, 2016
Granted	2,000,000	3.00
Exercised	-	-
Expired	-	-
Outstanding and exercisable at September 30, 2016	3,250,000	$3.00

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Registration and Participation Rights

As of September 30, 2016, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

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

Property and equipment includes the following amounts for leases that have been capitalized as of September 30, 2016 and December 31, 2015:

		September 30, 2016	December 31, 2015
	Useful Life (Years)
Computer equipment and software	3	$1,576,226	$1,344,091
Phone System	3	15,011	15,011
		1,591,237	1,359,102
Less accumulated depreciation		(1,185,594)	(990,007)
		$405,643	$369,095

Future minimum payments required under capital leases at September 30, 2016 are as follows:

2016	$80,961
2017	203,110
2018	130,693
2019	30,307

Total future payments	445,071
Less amount representing interest	28,598

Present value of future minimum payments	416,473
Less current portion	230,215

Long-term portion	$186,258

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

NOTE 8 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. An employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation. The contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $61,701 and $61,925 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 9 – COMMITTMENTS AND CONTINGENCIES

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania. The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The lease will expire on March 31, 2017, in accordance with the terms of the lease. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of Landlord’s building expenses. Under the terms of the lease agreement, rent was waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet. The Company recorded a liability for deferred rent in accrued liabilities in the amount of $15,128 as of September 30, 2016.

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

Future minimum payments required under operating leases and service agreements at September 30, 2016 are as follows:

2016	$205,490
2017	522,274
2018	29,398
2019	-
thereafter	-

Total	$757,162

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $140,393 and $172,496 for the three months ended September 30, 2016 and 2015, respectively. Rent expense was $470,960 and $488,977 for the nine months ended September 30, 2016 and 2015, respectively.

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

The Company offers InsPro Enterprise on a licensed and an application service provider (“ASP”) basis. An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP hosting service enables a client to lease the InsPro Enterprise, paying only for that capacity required to support their business. ASP clients access an instance of InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Revenues

For the three months ended September 30, 2016 (“Third Quarter 2016”) and for the three months ended September 30, 2015 (“Third Quarter 2015”) our revenues include the following:

	For the Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Dollars	Percentage

Professional services, gross	$3,091,399	$4,191,989	$(1,100,590)	-26.3%
ASP revenue	1,611,466	1,721,272	(109,806)	-6.4%
Maintenance revenue	426,514	450,594	(24,080)	-5.3%
Reseller fee revenue	500,000	-	500,000	100.0%
Sub-leasing and other revenue	18,000	18,000	-	0.0%

Total	$5,647,379	$6,381,855	$(734,476)	-11.5%

•	In Third Quarter 2016 our professional services revenue, gross decreased primarily as a result of lower implementation services to the Company’s largest client and lower implementation services to a client implemented in 2015. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	In Third Quarter 2016 our ASP revenue decreased primarily as a result of decreased fees from a client’s implementation of InsPro Enterprise in 2015, which included $180,000 of fees for services that were provided to the client prior to Third Quarter 2015 but earned in Third Quarter 2015, partially offset by increased fees from an existing client’s increased utilization of InsPro Enterprise. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

•	In Third Quarter 2016 our maintenance revenue decreased as a result of a client that terminated its use of InsPro Enterprise in the first half of 2016.

•	In Third Quarter 2016 we earned $500,000 of reseller fee revenue. Effective August 18, 2015, the Company entered into a 5 year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated 3rd party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company material breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation, seeks protection under bankruptcy, or materially breaches the Reseller Agreement during the term of the Reseller Agreement (each a “Refund Event”). The Reseller Fee was fully refundable if a Refund Event occurred before August 31, 2016. A Refund Event did not occur as of September 30, 2016, and as a result the Company recognized $500,000 of Reseller Fee as revenue in Third Quarter 2016. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $2,000,000 between September 1, 2016 and August 31, 2017, $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019.

•	Other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Dollars	Percentage

Compensation, employee benefits and related taxes	$1,611,665	$1,962,026	$(350,361)	-17.9%
Professional fees	2,413,791	3,066,414	(652,623)	-21.3%
Depreciation	90,856	97,660	(6,804)	-7.0%
Rent, utilities, telephone and communications	102,784	126,378	(23,594)	-18.7%
Other cost of revenues	103,641	71,546	32,095	44.9%

	$4,322,737	$5,324,024	$(1,001,287)	-18.8%

•	In Third Quarter 2016 our salaries, employee benefits and related taxes component of cost of revenues decreased as compared to Third Quarter 2015 primarily as a result of decreased employee staffing.

•	In Third Quarter 2016 our professional fees component of cost of revenues decreased as compared to Third Quarter 2015 as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro EnterpriseTM, combined with decreased recruiting expenses.

•	In Third Quarter 2016 our depreciation expense component of cost of revenues decreased as compared to Third Quarter 2015 as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In Third Quarter 2016 our rent, utilities, telephone and communications component of cost of revenues increased as compared to Third Quarter 2015 primarily due to lower expenses pertaining to our Eddystone office.

•	In Third Quarter 2016 our other cost of revenues component of cost of revenues increased as compared to Third Quarter 2015 primarily due to increased computer equipment and software costs. Other cost of revenues consisted of the cost of 3rd party licensed software resold to clients, equipment sold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $1,324,642 in Third Quarter 2016, as compared to a gross profit of $1,057,831 in Third Quarter 2015. The results from operations in Third Quarter 2016 were favorably impacted by $500,000 of reseller fee revenue in Third Quarter 2016.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consisted of the following:

	For the Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Dollars	Percentage

Compensation, employee benefits and related taxes	$755,185	$851,593	$(96,407)	-11.3%
Advertising and other marketing	43,022	22,986	20,036	87.2%
Depreciation	30,786	21,967	8,819	40.1%
Rent, utilities, telephone and communications	100,516	92,955	7,561	8.1%
Professional fees	163,559	190,333	(26,774)	-14.1%
Other general and administrative	182,277	266,560	(84,283)	-31.6%

	$1,275,345	$1,446,394	$(171,048)	-11.8%

•	In Third Quarter 2016 our salaries, employee benefits and related taxes decreased as compared to Third Quarter 2015 primarily due to lower equity based compensation partially offset by higher paid compensation to employees.

•	In Third Quarter 2016 our advertising and other marketing expenses increased as compared to Third Quarter 2015 primarily as a result of increased marketing activities.

•	In Third Quarter 2016 our depreciation expense increased as compared to Third Quarter 2015 as a result of a greater percentage allocated to selling, general and administrative expense and a lesser percentage of depreciation allocated to cost of revenues.

•	In Third Quarter 2016 our rent, utilities, telephone and communications expense increased as compared to Third Quarter 2015 as a result of a lesser percentage of expense allocated to cost of revenues and a greater percentage allocated to selling, general and administrative expense.

•	In Third Quarter 2016 our professional fees decreased as compared to Third Quarter 2015 primarily due to lower IT consulting expenses and lower employee recruiting expenses.

•	In Third Quarter 2016 our other general and administrative expenses decreased as compared to Third Quarter 2015 primarily due to lower computer processing expense.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a gain from continuing operations of $49,297 in Third Quarter 2016, as compared to a loss of $388,563 in Third Quarter 2015.

Other income (expenses)

Interest expense decreased in the Third Quarter 2016 as compared to the in the Third Quarter 2015 primarily due to the Company’s loans with The Co-Investment Fund II, L. P. (“Co-Investment”), which were repaid subsequent to the Third Quarter 2015, and repayment of a loan from Silicon Valley Bank (“SVB”), which was repaid in the Third Quarter 2015. Interest expense is attributable to interest on the Company’s loans with Co-Investment, SVB, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages.

Gain on discontinued operations

Results from discontinued operations consisted of the following:

	For the Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Dollars	Percentage
Revenues:
Commission and other revenue from carriers	$2,068	$3,633	$(1,565)	-43.1%
eHealth Agreement	21,169	39,680	(18,511)	-46.7%

	23,237	43,313	(20,076)	-46.4%

Operating expenses:
Other general and administrative	8,390	6,267	2,123	33.9%

	8,390	6,267	2,123	33.9%

Income from discontinued operations	$14,847	$37,046	$(22,199)	-59.9%

Revenues and income from discontinued operations in the Third Quarter 2016 decreased as compared to the Third Quarter 2015 due to the declines in our discontinued telesales call center produced agency business. We reported a gain from discontinued operations of $0 per share in Third Quarter 2016 and Third Quarter 2015.

On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc. The Company earns renewal commissions from certain insurance companies and a transition policy commission pursuant to a client transition agreement with eHealth Insurance Services, Inc.

Net loss

As a result of these factors discussed above, we reported net income of $56,313, or $0.01 net income per share, in Third Quarter 2016, as compared to a net loss of $394,447, or $0.04 net loss per share in Third Quarter 2015.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Revenues

For the nine months ended September 30, 2016 (“2016 To Date”) and for the nine months ended September 30, 2015 (“2015 To Date”) our revenues include the following:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Dollars	Percentage

Professional services, gross	$11,153,896	$8,551,364	$2,602,532	30.4%
Stock-based fees paid to client	(1,299,963)	-	(1,299,963)	-100.0%
ASP revenue	5,121,087	4,711,275	409,812	8.7%
Sales of software licenses	10,000	1,036,624	(1,026,624)	-99.0%
Maintenance revenue	1,324,774	1,349,329	(24,555)	-1.8%
Reseller fee revenue	500,000	-	500,000	100.0%
Sale of equipment	20,126	-	20,126	100.0%
Sub-leasing and other revenue	54,030	54,189	(159)	-0.3%

Total	$16,883,950	$15,702,781	$1,181,169	7.5%

•	In 2016 To Date our professional services revenue, gross increased as a result of higher billable implementation and post implementation services. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	On April 4, 2016, the Company entered into an agreement with an existing client, which among other things, included a provision that the Company issue within 30 days to the client a warrant to purchase in aggregate a total of 2,000,000 shares of the Company’s Series B Preferred Stock, which is immediately exercisable (the “2016 Series B Warrants”). The 2016 Series B Warrants have a three year term, a cashless exercise provision and an exercise price of $3.00 per share. On May 4, 2016 the Company issued the 2016 Series B Warrant to the client. The fair value of the 2016 Series B Warrants was estimated on April 4, 2016, which was the date of the agreement with the client, to be $1,299,963 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 503%, risk-free interest rate: 0.38%, expected life in years: 3 based on the contract life of the 2016 Series B Warrants, and assumed dividend yield: 0%.

•	In 2016 To Date our ASP revenue increased primarily as a result of increased fees from an existing client’s increased utilization of InsPro Enterprise. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

•	In 2016 To Date we earned $10,000 of license fee revenue, which included the resale of third party software to an InsPro Enterprise client. In 2015 To Date we earned $1,036,624 of license fee revenue, which included an $850,000 license fee for InsPro Enterprise recognized for a client that was implemented in 2015 To Date and the re-sale of third party software licenses to clients in the process of implementing InsPro Enterprise.

•	In 2016 To Date we earned $500,000 of reseller fee revenue pertaining to the Reseller Agreement with the Reseller whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for Reseller Fee of $2,500,000. The Reseller Fee was fully refundable if a Refund Event occurred before August 31, 2016. A Refund Event did not occur as of September 30, 2016, and as a result the Company recognized $500,000 of Reseller Fee as revenue 2016 To Date. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $2,000,000 between September 1, 2016 and August 31, 2017, $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019.

•	In 2016 To Date we earned $20,126 on the sale of third party equipment to an InsPro Enterprise client.

•	Other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Dollars	Percentage

Compensation, employee benefits and related taxes	$5,641,370	$5,972,150	$(330,780)	-5.5%
Professional fees	7,981,721	9,014,589	(1,032,868)	-11.5%
Depreciation	287,163	388,021	(100,858)	-26.0%
Rent, utilities, telephone and communications	338,117	359,334	(21,217)	-5.9%
Other cost of revenues	315,990	605,300	(289,310)	-47.8%

	$14,564,361	$16,339,394	$(1,775,033)	-10.9%

•	In 2016 To Date our salaries, employee benefits and related taxes component of cost of revenues decreased as compared to 2015 to Date primarily as a result of decreased employee staffing.

•	In 2016 To Date our professional fees component of cost of revenues decreased as compared to 2015 To Date as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro Enterprise™.

•	In 2016 To Date our depreciation expense component of cost of revenues decreased as compared to 2015 To Date. Depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for these assets.

•	In 2016 To Date our rent, utilities, telephone and communications component of cost of revenues decreased as compared to 2015 To Date primarily due to a lesser percentage allocated to cost of revenues and a larger percentage of cost allocated to selling, general and administrative expense in 2016 as compared to 2015.

•	In 2016 To Date our other cost of revenues component of cost of revenues decreased as compared to 2015 To Date. The decrease was primarily the result of $177,675 of the cost of 3rd party licensed software resold to two clients in 2015 To Date and decreased travel and lodging costs associated with multiple implementations of InsPro Enterprise in 2015 To Date . Other cost of revenues consisted of the cost of 3rd party licensed software and equipment resold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross (Loss) Profit

As a result of the aforementioned factors, we reported a gross profit of $2,319,589 in 2016 To Date, as compared to a gross loss of $636,613 in 2015 To Date. The results from operations in 2016 To Date were favorably impacted by higher revenues combined with lower cost of revenues, which is primarily a result of the lower utilization of several outside consulting firms, to assist with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro Enterprise™.

Selling, General and Administrative Expenses

Our selling, general and administrative expense consisted of the following:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Dollars	Percentage

Compensation, employee benefits and related taxes	$2,561,625	$2,551,107	$10,518	0.4%
Advertising and other marketing	92,476	114,635	(22,159)	-19.3%
Depreciation	88,093	86,514	1,579	1.8%
Rent, utilities, telephone and communications	304,724	270,890	33,834	12.5%
Professional fees	568,111	687,730	(119,619)	-17.4%
Other general and administrative	566,398	771,010	(204,612)	-26.5%

	$4,181,427	$4,481,886	$(300,459)	-6.7%

•	In 2016 To Date our advertising and other marketing expenses decreased as compared to 2015 To Date primarily as a result of reduced marketing activities

.

•	In 2016 To Date rent, utilities, telephone and commissions increased as compared to 2015 To Date primarily due to a larger percentage of cost allocated to selling, general and administrative expense and a lesser percentage allocated to cost of revenues in 2016 as compared to 2015 and higher expenses pertaining to our Eddystone office.

•	In 2016 To Date professional fees decreased as compared to 2015 To Date primarily due to royalty expense incurred to an outside consulting firm in the 2015 To Date partially offset by higher legal costs in 2016 To Date incurred in connection with the Company’s rights offering in the first quarter of 2016.

•	In 2016 To Date our other general and administrative expenses decreased as compared to 2015 To Date. The decrease is primarily the result of lower allowance for doubtful collection of accounts receivable expense.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a loss from continuing operations of $1,861,838 in 2016 To Date, as compared to $5,118,499 in 2015 To Date.

Other income (expenses)

Interest expense decreased in the 2016 To Date as compared to 2015 to Date primarily due to the Company’s loans with Co-Investment, which were repaid subsequent to June 30, 2015, and repayment of a loan from SVB, which was repaid in. Interest expense is attributable to interest on the Company’s loans with Co-Investment, SVB, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Dollars	Percentage
Revenues:
Commission and other revenue from carriers	$7,627	$12,320	$(4,693)	-38.1%
Transition policy commission pursuant to the Agreement	67,581	126,208	(58,627)	-46.5%

	75,208	138,528	(63,320)	-45.7%

Operating expenses:
Other general and administrative	21,867	21,745	122	0.6%

	21,867	21,745	122	0.6%

Income from discontinued operations	$53,341	$116,782	$(63,442)	-54.3%

Revenues and income from discontinued operations in 2016 To Date decreased as compared to 2015 to Date due to declines in our discontinued telesales call center produced agency business. We reported a gain from discontinued operations of $0 per share in 2016 To Date and 2015 to Date.

On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc. The Company earns renewal commissions from certain insurance companies and a transition policy commission pursuant to a client transition agreement with eHealth Insurance Services, Inc.

Net loss

As a result of these factors discussed above, we reported a net loss of $1,826,787, or $0.04 net loss per share, in 2016 To Date as compared to a net loss of $5,105,174, or $0.12 net loss per share in 2015 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, we had a cash balance of $2,791,900 and a working capital deficit of ($1,916,469).

Net cash used by operations was $307,569 in 2016 To Date as compared to $4,184,594 in 2015 To Date. Impacting our cash flow from operations was our net loss of $1,826,787 in 2016 To Date as compared to our net loss of $5,105,174 in 2015 To Date and:

•	Decreases in accounts receivable of $714,875 in 2016 To Date, which is primarily the result of increased collections from clients primarily for professional services.

•	Decreases in accounts payable of $659,352 in 2016 To Date, which is primarily the result of payments of billed costs to outside IT consulting firms.

•	Decreases in deferred revenue of $435,328 in 2016 To Date, which is primarily the result of $500,000 of Reseller fees collected in 2015 and earned in Third Quarter 2016.

In addition to cash used in operating activities, we incurred the following non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $375,256 and $474,535 in 2016 To Date and 2015 To Date, respectively.

•	Recorded stock-based compensation expense of $202,843 and $433,473 in 2016 To Date and 2015 To Date, respectively.

•	Recorded stock based fees to client as a reduction to revenue of $1,299,963 in 2016 To Date.

•	Recorded gain on the sale of used equipment of $17,738 in 2015 To Date.

Net cash used by investing activities in 2016 To Date was $30,702 as compared to $50,135 in 2015 To Date.

Net cash used in financing activities in 2016 To Date was $268,122 as compared to cash provided by financing activities of $2,772,149 in 2015 To Date.

•	On February 2, 2016 the Company filed a registration statement for a rights offering on Form S-1/A, which the Commission declared effective on February 5, 2016, to distribute to shareholders excluding residents of Arizona and California at no charge, one non-transferable subscription right for each 16,615 shares of our Common Stock, 831 shares of our Series A Preferred Stock and 830 shares of our Series B Preferred Stock owned as of January 31, 2016 (the “Record Date”), either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $240. A Subscription Unit consisted of 80 shares of Series B Preferred Stock and a warrant to purchase 800 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share. Effective with the expiration of the subscription rights, which occurred on March 14, 2016, holders of subscription rights exercised in aggregate 17 basic subscription rights and 0 over subscription rights for a total 17 Subscription Units. The Company received $4,080 in gross proceeds as a result of the exercise of Subscription Units. As a result of the exercise of 17 Subscription Units the Company issued effective on March 14, 2016 in aggregate 1,360 shares of Series B Preferred Stock and warrants to purchase in aggregate 13,600 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share (the “2016 Warrants”). Effective with the expiration of the subscription rights all unexercised subscription rights expired.

•	On June 24, 2015, the Company together with InsPro LLC and Atiam Technologies L. P., which is a wholly owned subsidiary of the Company, (collectively the “InsPro Parties”), advised SVB of their desire to terminate the Amended and Restated Loan and Security Agreement, dated December 2, 2014 (the “Loan Agreement”), between the InsPro Parties and SVB. Prior to June 24, 2015, the InsPro Parties paid off the amount borrowed under the Loan Agreement, and on June 24, 2015 the InsPro Parties paid SVB an early termination fees of $52,500, and SVB released all security interests in the InsPro Parties’ assets.

•	On January 30, 2015, the Company and InsPro LLC (collectively, the “Borrowers”) issued a Secured Convertible Promissory Note (“Note”) to Co-Investment, a holder of more than 5% of our common stock on an as converted basis, pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Borrowers entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Borrowers, which is secured by all assets of the Company and InsPro LLC other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (collectively the “Collateral”). Pursuant to the Note, interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest will be paid on or before September 30, 2016. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000.

•	On March 17, 2015, the Company received a loan from Edmond Walters, a current director of the Company, in the amount of $500,000 (the “Walters Loan”). The Walters Loan was a pre-payment by Mr. Walters in connection with any future issuance of equity securities of the Company, and is convertible into equity securities of the Company in connection with any such future issuance of equity securities as agreed to by the Company and Mr. Walters. The Walters Loan is refundable to Mr. Walters on demand, without interest, if the Company does not consummate an equity financing within a time period to be determined by the Company and Mr. Walters.

•	On March 27, 2015, the Borrowers issued a second Secured Convertible Promissory Note (“The Second Note”) in the amount of $1,000,000 to Co-Investment pursuant to a second Secured Convertible Promissory Note Purchase Agreement (the “Second Note Purchase Agreement”). The terms of the Second Note are essentially identical to the terms of the Note and the terms of the Second Note Purchase Agreement are essentially identical to the terms of the Note Purchase Agreement.

•	On September 18, 2015, pursuant to a purchase agreement (the “Purchase Agreement”), the Company agreed to sell to certain investors 1,163,141 units (each, a “Unit”) at a per Unit purchase price equal to $3.00. Each Unit sold in the Private Placement consisted of one share of Series B Preferred Stock and a warrant to purchase ten shares of Common Stock at an initial exercise price of $0.15 per share, subject to adjustment. In connection with the Purchase Agreement the Company:

o	Received cash in the amount of $900,000 from certain investors

o	Issued to Co-Investment Units equal to the outstanding principal and accrued interest owed to Co-Investment under the Note and the Second Note in the exchange for the termination of the Note and the Second Note.

o	Issue to Mr. Walters Units equal to the amount owed to Mr. Waters under the Walters Loan in exchange for the termination of the Walters Loan, and refund to Mr. Walters $2.00 that represent fractional shares not issued.

•	Payments on notes payable pertain to repayment of the borrowed amount under the Loan Agreement with SVB in 2015 and notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations.

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

Date: November 14, 2016	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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

Page 42