Form 10-K
period 2016-12-31
InsPro Technologies Corp
filed 2017-03-30
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-51701

INSPRO TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0438502
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1510 Chester Pike
400 Baldwin Tower
Eddystone, Pennsylvania	19087
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☐    No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates at June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,110,749. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 30, 2016.

As of March 30, 2017, there were 41,543,655 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Overview

InsPro Technologies Corporation (“InsPro Technologies”, “we”, “our”) is a technology company that provides InsPro EnterpriseTM, which is a software application, used by insurance companies and administrators in the insurance industry.

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

InsPro Enterprise

Product Evolution and Development

InsPro LLC, and its predecessor, Systems Consulting Associates, Inc.(“SCA”), was founded in 1986 by Robert J. Oakes as a programming and consulting services company. In 1988, SCA entered into a long-term contract with Provident Mutual Insurance Company to develop, maintain, install, support and enhance IMACS, which was an insurance direct marketing and administration software system. IMACS was the precursor to InsPro Enterprise. InsPro Technologies dedicated four years, from 2001 to 2005, to developing its principal product, the initial version of InsPro Enterprise, which is a comprehensive, scalable and modular web-based insurance marketing, claims administration and policy servicing platform.

Product and Services

We offer both a licensed and an application service provider (“ASP”) use of InsPro Enterprise, which is used for insurance administration and marketing for group and individual insurance business lines. InsPro Enterprise efficiently processes agent, direct market, worksite and web site generated business.

During 2016, we earned $21,830,928 in revenue of which 30% was earned from Trustmark Insurance Company, 16% earned from various subsidiaries of Cap Gemini S.A. and 14% from Cigna Corporate Services, LLC.

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

InsPro Technologies is focused on the group voluntary (workplace) life and health products, senior health, disability, affinity, long term care and association segments of the insurance industry. InsPro Technologies competes with such concerns as Accenture (Accenture Life Insurance & Annuity Platform), Synnex Corporation (Concentrix/GIAS and Genelco Software Solutions), Computer Sciences Corporation (FutureFirst), EXLService Holdings (LifePro), Majesco, and Fiserv Inc. (ID3), as well as with such smaller enterprises as Management Data, Inc. To compete we use best practice technologies and methods incorporated into InsPro EnterpriseTM, which provides customers with a user-friendly, flexible, modular and cost-effective insurance administrative software system. InsPro Enterprise’s modular design, scalability and ASP hosting service option makes InsPro Enterprise a compelling insurance administrative system for clients ranging from small third party administrators to the largest insurance carriers.

Employees

As of December 31, 2016 we had 78 full time and 2 part time employees for a total of 80 employees. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement. We believe that the relationship between our management and our employees is good.

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

Our principal executive offices and the officers of our wholly-owned subsidiary InsPro Technologies, LLC are both located at 1510 Chester Pike, 400 Baldwin Tower, Eddystone, Pennsylvania 19022. Our telephone number is (484) 654-2200. The web site of our wholly-owned subsidiary InsPro Technologies, LLC is www.inspro.com.

Investor Information

All periodic and current reports, registration statements and other material that we are required to file with the Securities and Exchange Commission (the “Commission”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, may be obtained free of charge by writing to us at InsPro Technologies Corporation, 1510 Chester Pike, 400 Baldwin Tower, Eddystone, Pennsylvania 19022 or e-mailing us at finance@inspro.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the Commission. Our Internet websites and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

We lease approximately 24,377 square feet of space in Eddystone, Pennsylvania. We lease this office space under a lease agreement with BPG Officer VI Baldwin Tower L.P. The term of this lease, as amended, commenced on August 1, 2007, and will expire on January 31, 2018. The monthly rent shall be $24,887 per month commencing with InsPro Technologies’ occupancy of the new office space, which occurred in June 2012 through January 31, 2013. InsPro Technologies’ monthly rent increased to $25,619 per month February 1, 2013 through January 31, 2014, increased to $26,351 per month February 1, 2014 through January 31, 2015, increased to $27,082 per month February 1, 2015 through March 31, 2015, increased to $37,082 through January 31, 2016, increased to $37,814 per month February 1, 2016 through March 31, 2016, decrease to $27,814 per month from April 1, 2016 through January 31, 2017, and increase to $28,546 per month from January 1, 2017 through January 31, 2018.

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

2015:
First quarter, ended March 31, 2015	$0.090	$0.040
Second quarter, ended June 30, 2015	$0.075	$0.030
Third quarter, ended September 30, 2015	$0.060	$0.030
Fourth quarter, ended December 31, 2015	$0.0625	$0.015

2016:
First quarter, ended March 31, 2016	$0.045	$0.031
Second quarter, ended June 30, 2016	$0.042	$0.025
Third quarter, ended September 30, 2016	$0.100	$0.038
Fourth quarter, ended December 31, 2016	$0.090	$0.023

2016:
First quarter, through March 30, 2017	$0.0724	$0.0280

Holders of Record

Based on information furnished by our transfer agent, as of March 30, 2017, we had approximately 109 holders of record of our common stock.

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

Use of Estimates - Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2016 and 2015 include the warrant liability, allowance for doubtful accounts, valuation of stock-based compensation, the useful lives and valuation of property and equipment, and deferred revenue. Actual results may differ from these estimates under different assumptions or conditions.

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

Effective August 18, 2015, the Company entered into a five year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated 3rd party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company materially breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation or seeks protection under bankruptcy during the term of the Reseller Agreement (each a “Refund Event”). The Reseller Fee was fully refundable if a Refund Event occurred before August 31, 2016. A Refund Event did not occur as of December 31, 2016, and as a result the Company recognized $500,000 of Reseller Fee as revenue in the year ended December 31, 2016. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $2,000,000 between September 1, 2016 and August 31, 2017, $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019. As of September 30, 2016 the Company has recorded the $2,000,000 Reseller Fee in deferred revenue ($500,000 included in short term liabilities and $1,500,000 included in long term liabilities).

The unearned portion of the Company’s revenue, which is revenue collected but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues

For the year ended December 31, 2016 (“2016”) and 2015 (“2015”) our revenues include the following:

	For the Year Ended December 31,		Increase (Decrease)
	2016	2015	Dollars	Percentage

Professional services, gross	$13,961,722	$12,048,909	$1,912,813	15.9%
Stock-based fees paid to client	(1,299,963)	-	(1,299,963)	-100.0%
ASP revenue	6,826,292	6,419,912	406,380	6.3%
Sales of software licenses	10,000	1,036,624	(1,026,624)	-99.0%
Maintenance revenue	1,740,721	1,799,923	(59,202)	-3.3%
Reseller fee revenue	500,000	-	500,000	100.0%
Sale of equipment	20,126	-	20,126	100.0%
Sub-leasing and other revenue	72,030	72,189	(159)	-0.2%

Total	$21,830,928	$21,377,557	$453,371	2.1%

•	In 2016 our professional services revenue, gross, increased as a result of higher billable implementation and post implementation services. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	On April 4, 2016, the Company entered into an agreement with an existing client, which among other things, included a provision that the Company issue within 30 days to the client a warrant to purchase in aggregate a total of 2,000,000 shares of the Company’s Series B Preferred Stock, which is immediately exercisable (the “2016 Series B Warrants”). The 2016 Series B Warrants have a three year term, a cashless exercise provision and an exercise price of $3.00 per share. On May 4, 2016 the Company issued the 2016 Series B Warrant to the client. The fair value of the 2016 Series B Warrants was estimated on April 4, 2016, which was the date of the agreement with the client, to be $1,299,963 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 503%, risk-free interest rate: 0.38%, expected life in years: 3 based on the contract life of the 2016 Series B Warrants, and assumed dividend yield: 0%.

•	In 2016 our ASP revenue increased primarily as a result of increased fees from an existing client’s increased utilization of InsPro Enterprise. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

•	In 2016 we earned $10,000 of license fee revenue, which included the resale of third party software to an InsPro Enterprise client. In 2015 we earned $1,036,624 of license fee revenue, which included an $850,000 license fee for InsPro Enterprise recognized for a client that was implemented in 2015 and the re-sale of third party software licenses to clients in the process of implementing InsPro Enterprise.

•	In 2016 we earned $500,000 of reseller fee revenue pertaining to the Reseller Agreement with the Reseller whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for Reseller Fee of $2,500,000. The Reseller Fee was fully refundable if a Refund Event occurred before August 31, 2016. A Refund Event did not occur as of September 30, 2016, and as a result the Company recognized $500,000 of Reseller Fee as revenue 2016. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $2,000,000 between September 1, 2016 and August 31, 2017, $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019.

•	In 2016 we earned $20,126 on the sale of third party equipment to an InsPro Enterprise client.

•	Other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Year Ended December 31,		Increase (Decrease)
	2016	2015	Dollars	Percentage

Compensation, employee benefits and related taxes	$7,519,551	$8,034,470	$(514,919)	-6.4%
Professional fees	10,317,169	11,973,271	(1,656,102)	-13.8%
Depreciation	382,876	490,551	(107,675)	-21.9%
Rent, utilities, telephone and communications	443,348	486,976	(43,628)	-9.0%
Other cost of revenues	407,261	717,716	(310,455)	-43.3%
	$19,070,205	$21,702,984	$(2,632,779)	-12.1%

•	In 2016 our salaries, employee benefits and related taxes component of cost of revenues decreased as compared to 2015 primarily as a result of decreased employee staffing.

•	In 2016 our professional fees component of cost of revenues decreased as compared to 2015 as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro Enterprise™.

•	In 2016 our depreciation expense component of cost of revenues decreased as compared to 2015. Depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for these assets.

•	In 2016 our rent, utilities, telephone and communications component of cost of revenues decreased as compared to 2015 primarily due to a lesser percentage allocated to cost of revenues and a larger percentage of cost allocated to selling, general and administrative expense in 2016 as compared to 2015.

•	In 2016 our other cost of revenues component of cost of revenues decreased as compared to 2015. The decrease was primarily the result of $177,675 of the cost of 3rd party licensed software resold to two clients in 2015 and decreased travel and lodging costs associated with multiple implementations of InsPro Enterprise in 2015 . Other cost of revenues consisted of the cost of 3rd party licensed software and equipment resold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross (Loss) Profit

As a result of the aforementioned factors, we reported a gross profit of $2,760,723 in 2016, as compared to a gross loss of $325,427 in 2015. The results from operations in 2016 were favorably impacted by higher revenues combined with lower cost of revenues, which is primarily a result of the lower utilization of several outside consulting firms that assisted with modifications to InsPro Enterprise’s functionality and implementations of InsPro Enterprise™ with new clients.

Selling, General and Administrative Expenses

Our selling, general and administrative expense consisted of the following:

	For the Year Ended December 31,		Increase (Decrease)
	2016	2015	Dollars	Percentage

Compensation, employee benefits and related taxes	$3,337,346	$3,336,287	$1,059	0.0%
Advertising and other marketing	140,552	148,880	(8,328)	-5.6%
Depreciation	118,587	109,379	9,208	8.4%
Rent, utilities, telephone and communications	405,032	364,569	40,463	11.1%
Professional fees	709,383	927,623	(218,240)	-23.5%
Other general and administrative	762,666	1,212,826	(450,160)	-37.1%
	$5,473,566	$6,099,564	$(625,998)	-10.3%

•	In 2016 our depreciation expense component of cost of revenues increased as compared to 2015 as a result of a larger percentage of cost allocated to selling, general and administrative expense and a lesser percentage allocated to cost of revenues in 2016 as compared to 2015.

•	In 2016 rent, utilities, telephone and commissions increased as compared to 2015 primarily due to a larger percentage of cost allocated to selling, general and administrative expense and a lesser percentage allocated to cost of revenues in 2016 as compared to 2015 and higher expenses pertaining to our Eddystone office.

•	In 2016 professional fees decreased as compared to 2015 primarily due to royalty expense incurred to an outside consulting firm in 2015.

•	In 2016 our other general and administrative expenses decreased as compared to 2015. The decrease is primarily the result of $263,501 of lower allowance for doubtful collection of accounts receivable expense, $118,371 of lower taxes other than income, $52,500 of bank fees incurred in 2015 as a result of the Company’s early termination of a loan from Silicon Valley Bank (“SVB”), and $21,377 lower travel expenses.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a loss from continuing operations of $2,712,843 in 2016, as compared to $6,424,991 in 2015.

Other income (expenses)

Gain on the sale of equipment in 2015 was the result of the sale of certain computer equipment to an InsPro Enterprise client.

Interest expense decreased in the 2016 as compared to 2015 primarily due to the repayment of loans with The Co-Investment Fund II, L. P. (“Co-Investment”) and from SVB. Interest expense is attributable to interest on the Company’s loans with Co-Investment, SVB, capital leases and note payable for premium financing on a portion of the Company’s insurance coverages.

Gain on discontinued operations

Results from discontinued operations were as follows:

	For the Year Ended December 31,		Increase (Decrease)
	2016	2015	Dollars	Percentage
Revenues:
Commission and other revenue from carriers	$10,016	$18,499	$(8,483)	-45.9%
Transition policy commission pursuant to the Agreement	88,006	165,044	(77,038)	-46.7%

	98,022	183,543	(85,521)	-46.6%

Operating expenses:
Other general and administrative	27,867	27,746	121	0.4%

	27,867	27,746	121	0.4%

Income from discontinued operations	$70,155	$155,797	$(85,642)	-55.0%

Revenues and income from discontinued operations in 2016 decreased as compared to 2015 due to declines in our discontinued telesales call center produced agency business. We reported a gain from discontinued operations of $0 per share in 2016 and 2015.

On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc. The Company earns renewal commissions from certain insurance companies and a transition policy commission pursuant to a client transition agreement with eHealth Insurance Services, Inc.

Net loss

As a result of these factors discussed above, we reported a net loss of $2,667,937 or $0.06 net loss per share, in 2016 as compared to a net loss of $6,376,468, or $0.15 net loss per share in 2015.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, we had a cash balance of $3,161,617 and a working capital deficit of ($2,648,881).

Net cash provided by operations was $175,243 in 2016 as compared to cash used of $3,636,327 in 2015. Impacting our cash flow from operations was our net loss of $2,667,937 in 2016 as compared to our net loss of $6,376,468 in 2015 and:

•	Decreases in accounts receivable of $1,625,620 in 2016, which is primarily the result of collections from clients for services billed in 2015 that were current and past due and to a lesser extent lower professional services billed in the fourth quarter of 2016 as compared to the fourth quarter of 2015.

•	Decreases in deferred revenue of $895,221 in 2016, which is primarily the result of $500,000 of Reseller fees collected in 2015 and earned in 2016 and to lesser extent professional fees prepaid in 2015 and earned in 2016.

In addition to cash used in operating activities, we incurred the following non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $501,463 and $599,930 in 2016 and 2015, respectively.

•	Recorded stock-based compensation expense of $222,142 and $500,739 in 2016 and 2015, respectively.

•	Recorded stock based fees to client as a reduction to revenue of $1,299,963 in 2016.

•	Recorded gain on the sale of used equipment of $17,738 in 2015.

Net cash used by investing activities in 2016 was $34,351 as compared to $60,809 in 2015.

Net cash used in financing activities in 2016 was $377,568 as compared to cash provided by financing activities of $3,664,428 in 2015.

•	On February 2, 2016 the Company filed a registration statement for a rights offering on Form S-1/A, which the Commission declared effective on February 5, 2016, to distribute to shareholders excluding residents of Arizona and California at no charge, one non-transferable subscription right for each 16,615 shares of our Common Stock, 831 shares of our Series A Preferred Stock and 830 shares of our Series B Preferred Stock owned as of January 31, 2016 (the “Record Date”), either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $240. A Subscription Unit consisted of 80 shares of Series B Preferred Stock and a warrant to purchase 800 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share. Effective with the expiration of the subscription rights, which occurred on March 14, 2016, holders of subscription rights exercised in aggregate 17 basic subscription rights and 0 over subscription rights for a total 17 Subscription Units. The Company received $4,080 in gross proceeds as a result of the exercise of Subscription Units. As a result of the exercise of 17 Subscription Units the Company issued effective on March 14, 2016 in aggregate 1,360 shares of Series B Preferred Stock and warrants to purchase in aggregate 13,600 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share (the “2016 Warrants”). Effective with the expiration of the subscription rights all unexercised subscription rights expired.

•	On June 24, 2015, the Company together with InsPro LLC and Atiam Technologies L. P., which is a wholly owned subsidiary of the Company, (collectively the “InsPro Parties”), advised SVB of their desire to terminate the Amended and Restated Loan and Security Agreement, dated December 2, 2014 (the “Loan Agreement”), between the InsPro Parties and SVB. Prior to June 24, 2015, the InsPro Parties paid off the amount borrowed under the Loan Agreement, and on June 24, 2015 the InsPro Parties paid SVB an early termination fees of $52,500, and SVB released all security interests in the InsPro Parties’ assets.

•	On January 30, 2015, the Company and InsPro LLC (collectively, the “Borrowers”) issued a Secured Convertible Promissory Note (“Note”) to Co-Investment, a holder of more than 5% of our common stock on an as converted basis, pursuant to a Secured Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”). In connection with the Note Purchase Agreement, the Borrowers entered into a Security Agreement (the “Security Agreement”, and together with the Note and the Note Purchase Agreement, the “Financing Agreements”). Pursuant to the terms and subject to the conditions set forth in the Financing Agreements, Co-Investment provided a loan in the amount of $1,000,000 (“Loan”) to the Borrowers, which is secured by all assets of the Company and InsPro LLC other than copyright applications, copyright registration, patents, patent applications, trademarks, services markets and other intellectual property (collectively the “Collateral”). Pursuant to the Note, interest in the amount of 8% per annum, calculated on a 365 or 366 day year, as the case may be, and the principal amount of $1,000,000 and accrued interest will be paid on or before September 30, 2016. Co-Investment has the right to convert principal and accrued interest into the equity securities of the Company in the event that the Company issues and sells equity securities to investors on or before the repayment in full of the Note in an equity financing resulting in gross proceeds to the Company of at least $1,000,000.

•	On March 17, 2015, the Company received a loan from Edmond Walters, a current director of the Company, in the amount of $500,000 (the “Walters Loan”). The Walters Loan was a pre-payment by Mr. Walters in connection with any future issuance of equity securities of the Company, and is convertible into equity securities of the Company in connection with any such future issuance of equity securities as agreed to by the Company and Mr. Walters. The Walters Loan is refundable to Mr. Walters on demand, without interest, if the Company does not consummate an equity financing within a time period to be determined by the Company and Mr. Walters.

•	On March 27, 2015, the Borrowers issued a second Secured Convertible Promissory Note (“The Second Note”) in the amount of $1,000,000 to Co-Investment pursuant to a second Secured Convertible Promissory Note Purchase Agreement (the “Second Note Purchase Agreement”). The terms of the Second Note are essentially identical to the terms of the Note and the terms of the Second Note Purchase Agreement are essentially identical to the terms of the Note Purchase Agreement.

•	On September 18, 2015, pursuant to a purchase agreement (the “Purchase Agreement”), the Company agreed to sell to certain investors 1,163,141 units (each, a “Unit”) at a per Unit purchase price equal to $3.00. Each Unit sold pursuant to the Purchase Agreement consisted of one share of Series B Preferred Stock and a warrant to purchase ten shares of Common Stock at an initial exercise price of $0.15 per share, subject to adjustment. In connection with the Purchase Agreement the Company:

o	Received cash in the amount of $900,000 from certain investors

o	Issued to Co-Investment Units equal to the outstanding principal and accrued interest owed to Co-Investment under the Note and the Second Note in the exchange for the termination of the Note and the Second Note; and

o	Issued to Mr. Walters Units equal to the amount owed to Mr. Waters under the Walters Loan in exchange for the termination of the Walters Loan, and refund to Mr. Walters $2.00 that represent fractional shares not issued.

•	Payments on notes payable pertain to repayment of the borrowed amount under the Loan Agreement with SVB in 2015 and notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations. We acquired computer equipment and software through capital leases at a cost of $232,135 and $164,880 in 2016 and 2015, respectively.

Liquidity and Other Considerations

As indicated in the accompanying financial statements during the year ended December 31, 2016, the Company’s net loss was $2,667,937 and cash used primarily to fund financing activities resulted in a net decrease in cash of $236,676. As of December 31, 2016, the Company had $3,161,617 of cash, a working capital deficit of $2,648,881 and the Company’s shareholder deficit was $3,789,060. During 2016 the Company implemented cost reduction initiatives, which resulted in the reduction of expenses in 2016 as compared to 2015. During the first quarter of 2017 the Company implemented additional cost reduction initiatives, which management believes will reduce expenses in 2017 as compared to 2016. On March 29, 2017, the Company obtained a $2,000,000 funding commitment from its largest stockholder Co-Investment Fund II, L.P. whereby Co-Investment committed to purchase 1,000,000 shares of the Company’s new series C preferred stock, par value $0.001 per share, (“Series C Preferred Stock”) at a per share purchase price of $2.00 per share for an aggregate purchase price of $2,000,000 (the “Commitment”). The Company anticipates Co-Investment will fulfill the Commitment in April as soon as practical. The Company intends to use the net proceeds of the Commitment for working capital purposes.

The Series C Preferred Stock when issued will be entitled to vote as a single class with the holders of the Company’s common stock, with each share of Series C Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each share of Series C Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and half (2.5) times the Series C Preferred Stock original issue price, subject to certain customary adjustments, or (B) the amount such share of Series C Preferred Stock would receive if it participated pari passu with the holders of common stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series C Preferred stock times $5.00. Each share of Series C Preferred Stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the Series C Preferred Stock. For so long as any shares of Series C Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series C Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series C Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series C Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series C Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series C Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series C Preferred Stock with an amount per share equal to two and a half (2.5) times the Series C Preferred Stock original issue price in aggregate for all issued and outstanding Series C Preferred Stock.

Our liquidity needs for the next twelve months and beyond are principally for the funding of our operations, payments on capital leases and the purchase of property and equipment. Based on the forgoing, management believes the Company has sufficient funds to finance its operations over the next twelve months.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
InsPro Technologies Corporation
Eddystone, Pennsylvania

We have audited the accompanying consolidated balance sheets of InsPro Technologies Corporation and Subsidiaries as of December 31, 2016 and 2015, the related consolidated statements of operations, changes in shareholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InsPro Technologies Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Coconut Creek, Florida
March 30, 2017

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS:
Cash	$3,161,617	$3,398,293
Accounts receivable, net	2,333,817	3,959,437
Prepaid expenses	225,439	179,700
Other current assets	30,520	4,954
Assets of discontinued operations	8,636	15,212

Total current assets	5,760,029	7,557,596

Property and equipment, net	512,960	747,937
Other assets	-	40,000

Total assets	$6,272,989	$8,345,533

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$39,194	$27,474
Accounts payable	5,460,035	5,410,146
Accrued expenses	436,516	497,088
Current portion of capital lease obligations	188,025	227,880
Deferred revenue	2,285,140	2,680,361

Total current liabilities	8,408,910	8,842,949

LONG TERM LIABILITIES:
Deferred revenue	1,500,000	2,000,000
Capital lease obligations	153,139	149,892

Total long term liabilities	1,653,139	2,149,892

Total liabilities	10,062,049	10,992,841

COMMITMENTS AND CONTINGENCIES: (See Note 9)

SHAREHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares designated, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 11,000,000 shares designated, 5,307,212 and 5,305,852 shares issued and outstanding (liquidation value $15,921,636 and $15,917,556)	11,689,019	11,689,018

Common stock ($.001 par value; 500,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	48,268,968	46,742,784
Accumulated deficit	(66,652,694)	(63,984,757)

Total shareholders' deficit	(3,789,060)	(2,647,308)

Total liabilities and shareholders' deficit	$6,272,989	$8,345,533

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015

Revenues, net of $1,299,963 of stock based fees paid to a client during the year ended December 31, 2016	$21,830,928	$21,377,557

Cost of revenues	19,070,205	21,702,984

Gross profit (loss)	2,760,723	(325,427)

Selling, general and administrative expenses	5,473,566	6,099,564

Operating gain (loss) from continuing operations	(2,712,843)	(6,424,991)

Other income (expense):
Gain on the sale of equipment	-	17,738
Interest expense	(25,249)	(125,012)

Total other income (expense)	(25,249)	(107,274)

Gain (loss) from continuing operations	(2,738,092)	(6,532,265)

Income from discontinued operations	70,155	155,797

Net income (loss)	$(2,667,937)	$(6,376,468)

Net income (loss) per common share - basic and diluted:
Income (loss) from operations	$(0.06)	$(0.15)
Income from discontinued operations	-	-
Net income (loss) per common share	$(0.06)	$(0.15)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $.001
	$.001 Par Value		$.001 Par Value		Par Value				Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shareholders' (Deficit)

Balance - December 31, 2014	1,276,750	$2,864,104	3,809,378	$7,709,919	41,543,655	$41,543	$45,738,974	$(57,608,289)	$(1,253,749)

Amortization of deferred compensation							259,048		259,048

Net loss for the period								(6,376,468)	(6,376,468)

Preferred stock and warrants issued in private placements			1,496,474	3,979,099			497,310		4,476,409

Fair value of warrant liability whose anti-dilution provisions expired during the period							5,760		5,760

Warrants issued to executives as compensation							51,200		51,200

Warrants amended to extend the expiration date issued to an executive as compensation							190,492		190,492

Balance - December 31, 2015	1,276,750	$2,864,104	5,305,852	$11,689,018	41,543,655	$41,543	$46,742,784	$(63,984,757)	$(2,647,308)

Amortization of deferred compensation							74,762		74,762

Net loss for the period								(2,667,937)	(2,667,937)

Preferred stock and warrants issued in rights offering			1,360	1			4,079		4,080

Warrants issued to client as compensation							1,299,963		1,299,963

Warrants amended to extend the expiration date issued to executives as compensation							147,380		147,380

Balance - December 31, 2016	1,276,750	$2,864,104	5,307,212	$11,689,019	41,543,655	$41,543	$48,268,968	$(66,652,694)	$(3,789,060)

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(2,667,937)	$(6,376,468)
Less: income from discontinued operations	(70,155)	(155,797)
Loss from continuing operations	(2,738,092)	(6,532,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	501,463	599,930
Stock-based compensation	222,142	500,739
Stock based fees paid to client as a reduction to revenue	1,299,963	-
(Gain) on the sale of used equipment	-	(17,738)
Changes in assets and liabilities:
Accounts receivable	1,625,620	(1,714,625)
Prepaid expenses	78,886	141,528
Other current assets	14,434	(2,158)
Other assets	-	10,000
Accounts payable	49,889	576,018
Accrued interest on secured note from related party	-	89,425
Accrued expenses	(60,572)	123,778
Deferred revenue	(895,221)	2,428,673

Net cash provided by (used in) continuing operations	98,512	(3,796,695)
Income from discontinued operations	70,155	155,797
Changes in assets of discontinued operations	6,576	4,571
Net cash provided by discontinued operations	76,731	160,368
Net cash provided by (used in) operating activities	175,243	(3,636,327)

Cash Flows From Investing Activities:
Purchase of property and equipment	(34,351)	(139,862)
Proceeds from the sale of equipment	-	79,053

Net cash used in investing activities	(34,351)	(60,809)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock and warrants	4,080	1,899,999
Fees paid in connection with sale of preferred stock and warrants	-	(13,013)
Payments on notes payable	(112,905)	(521,855)
Gross proceeds from secured note from related party	-	2,000,000
Gross proceeds loan payable to related party	-	500,000
Payments on capital leases	(268,743)	(200,703)

Net cash (used in) provided by financing activities	(377,568)	3,664,428

Net (decrease) in cash	(236,676)	(32,708)

Cash - beginning of the period	3,398,293	3,431,001

Cash - end of the period	$3,161,617	$3,398,293

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$25,249	$125,012

Non cash investing and financing activities:
Acquisition of equipment acquired through capital leases	$232,135	$164,880
Fair value of warrant liability whose anti-dilution provisions
expired during the period	$-	$5,760
Issuance of preferred stock and warrants valued at the amounts owed on
secured notes plus accrued interest from related party and loan from related party	$-	$2,589,425

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2016 and 2015 include the allowance for doubtful accounts, valuation allowance on deferred tax asset, valuation of stock-based compensation, the useful lives and valuation of property and equipment, and the valuation of deferred revenue.

Cash and cash equivalents

The Company had no cash equilavents during the two years ended December 31, 2016. The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2016 and 2015, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0 and $140,946, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and capital lease obligations approximated fair value as of December 31, 2016, and December 31, 2015, because of the relatively short-term maturity of these instruments and their market interest rates.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

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
December 31, 2016 and 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The Company has not yet filed its tax returns for the tax year ended December 31, 2016. As of December 31, 2016, the tax years ended December 31, 2015, 2014 and 2013 are still subject to audit.

Income (loss) per common share

Basic earnings per share is computed by dividing income (loss) from continuing operations by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the adjusted net loss from operations for diluted earnings per share by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The effects of common stock equivalents and potentially dilutive securities outstanding during 2016 and 2015 are excluded from the calculation of diluted loss per common share because it is anti-dilutive.

The Company’s common stock equivalents include the following:

	December 31, 2016	December 31, 2015

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	106,144,240	106,117,040
Options to purchase common stock issued and outstanding	4,000,000	2,975,000
Warrants to purchase common stock issued and outstanding	25,098,330	25,084,730
Warrants to purchase series A convertible preferred stock, issued and outstanding	7,600,000	7,600,000
Warrants to purchase series B convertible preferred stock, issued and outstanding	65,000,000	25,000,000
	233,377,570	192,311,770

Revenue recognition

Revenue for the year ended December 31, 2016, include a reduction in the amount of $1,299,963 for stock based fees paid to a client. See Note 6 - Stockholders’ Deficit – Series B Preferred Stock Warrants.

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
December 31, 2016 and 2015

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

Effective August 18, 2015, the Company entered into a five year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated 3rd party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company materially breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation or seeks protection under bankruptcy during the term of the Reseller Agreement (each a “Refund Event”). The Reseller Fee was fully refundable if a Refund Event occurred before August 31, 2016. A Refund Event did not occur as of December 31, 2016, and as a result the Company recognized $500,000 of Reseller Fee as revenue in the year ended December 31, 2016. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $2,000,000 between September 1, 2016 and August 31, 2017, $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019. As of December 31, 2016 the Company has recorded the $2,000,000 Reseller Fee in deferred revenue ($500,000 included in short term liabilities and $1,500,000 included in long term liabilities).

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The unearned portion of the Company’s revenue, which is revenue collected but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.

See Note 2 - Discontinued Operations - Revenue Recognition for Discontinued Operations.

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro Enterprise™ design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs. For the years ended December 31, 2016 and 2015, cost of revenues consisted of the following:

	For the Year Ended December 31,
	2016	2015

Compensation, employee benefits and related taxes	$7,519,551	$8,034,470
Professional fees	10,317,169	11,973,271
Depreciation	382,876	490,551
Rent, utilities, telephone and communications	443,348	486,976
Other cost of revenues	407,261	717,716
	$19,070,205	$21,702,984

Selling, general and administrative expenses

Selling, general and administrative expenses include all selling, marketing, and other expenses not classified as cost of revenues. The following table discloses selling, general and administrative expenses as reported in the statement of operations.

	For the Year Ended December 31,
	2016	2015

Compensation, employee benefits and related taxes	$3,337,346	$3,336,287
Advertising and other marketing	140,552	148,880
Depreciation	118,587	109,379
Rent, utilities, telephone and communications	405,032	364,569
Professional fees	709,383	927,623
Other general and administrative	762,666	1,212,826
	$5,473,566	$6,099,564

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
December 31, 2016 and 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2016 and 2015, the Company had $3,195,018 and $3,398,293 of cash in United States bank deposits, of which $500,930 and $500,050 was federally insured and $2,694,088 and $2,898,243 was not federally insured, respectively

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s InsPro Enterprise clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	December 31, 2016	December 31, 2015

Client #1	30%	32%
Client #2	12%	17%
Client #3	13%	13%
Client #4	-	11%

The following table lists the percentage of the Company’s revenue earned from the Company’s InsPro Enterprise™ clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the Year Ended December 31,
	2016	2015

Client #1	30%	28%
Client #2	16%	12%
Client #3	14%	-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), that outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to the beginning of 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. ASU 2014-09 may be adopted either retrospectively or on a modified retrospective basis whereby it would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for those contracts. The updated standard is effective for us in the first quarter of 2018 and we do not plan to early adopt. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-17 will be effective for interim and annuals periods beginning after December 15, 2016 and may be applied prospectively or retrospectively. Early adoption of the standard is permitted. The new standard is effective for the Company at the beginning of fiscal year 2017. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), that requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance. The new standard establishes a right-of-use model (ROU) asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. ASU 2016-02 is effective for the Company at the beginning of fiscal year 2019 and early adoption is permitted. Entities must adopt ASU 2016-02 on a modified retrospective basis whereby it would be applied at the beginning of the earliest comparative year. The new standard is effective for us in the first quarter of 2019 and we do not plan to early adopt. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements. Effective December 31, 2016, our only lease with a term greater than 12 months is for our Radnor office, which will expire on March 31, 2017. We believe our current lease for our Eddystone office, which was extended for a 1 year term that expires on January 31, 2018, would continue to be accounted for as an operating lease under the new standard. We may enter into a new lease for office space, which may have a term greater than 12 months, in the future.

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
December 31, 2016 and 2015

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Under US GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements - Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the provisions in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. ASU No. 2014-15 was effective for us as of December 31, 2016.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. The new standard is effective for the Company at the beginning of fiscal year 2017. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230)”, which provides guidance for eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective retrospectively for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. The new standard is effective for the Company at the beginning of fiscal year 2018. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

Liquidity

During the year ended December 31, 2016, the Company’s net loss was $2,667,937 and cash used primarily to fund financing activities resulted in a net decrease in cash of $236,676. As of December 31, 2016, the Company had $3,161,617 of cash, a working capital deficit of $2,648,881 and the Company’s shareholder deficit was $3,789,060. During 2016 the Company implemented cost reduction initiatives, which resulted in the reduction of expenses in 2016 as compared to 2015. During the first quarter of 2017 the Company implemented additional cost reduction initiatives, which management believes will reduce expenses in 2017 as compared to 2016. The Company has obtained a $2,000,000 funding commitment from its largest stockholder Co-Investment Fund II, L.P., which is described in Note 11 – Subsequent Events.

Our liquidity needs for the next twelve months and beyond are principally for the funding of our operations, payments on capital leases and the purchase of property and equipment. Based on the forgoing, management believes the Company has sufficient funds to finance its operations over the next twelve months.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

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

Revenue Recognition for Discontinued Operations

Our discontinued operations generate revenue primarily from transition policy commissions pursuant to the client transition agreement and renewal commissions paid to the Company by insurance companies based upon the insurance policies sold to consumers by the Company’s telesales call center.

We recognize commissions and other revenue from carriers after we receive notice that the insurance carrier has received payment of the related premium. The Company recognizes as revenue commission payments received in connection with the client transition agreement upon the Company’s notification of such amounts.

The financial position of discontinued operations was as follows:

	December 31, 2016	December 31, 2015

Accounts receivable	$8,636	$15,212
Net current assets of discontinued operations	$8,636	$15,212

The results of discontinued operations do not include any allocated or common overhead expenses. The results of operations of discontinued operations were as follows:

	For the Year Ended December 31,
	2016	2015
Revenues:
Commission and other revenue from carriers	$10,016	$18,499
Transition policy commission pursuant to the Agreement	88,006	165,044

	98,022	183,543

Operating expenses:
Other general and administrative	27,867	27,746

	27,867	27,746

Income from discontinued operations	$70,155	$155,797

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	December 31, 2016	December 31, 2015
Computer equipment and software	3	$4,419,412	$4,152,927
Office equipment	4.6	158,732	158,732
Office furniture and fixtures	6.7	189,857	189,857
Leasehold improvements	5.4	94,620	94,620
		4,862,621	4,596,136

Less accumulated depreciation		(4,349,661)	(3,848,199)

		$512,960	$747,937

The following table discloses depreciation expense as reported in the statement of operations.

	For the Year Ended December 31,
	2016	2015

Depreciation included in cost of revenues	$382,876	$490,551
Depreciation included in selling, general and administrative	118,587	109,379
Total depreciation	$501,463	$599,930

NOTE 4 – NOTES PAYABLE

Notes payable at December 31, 2016, consist of two notes payable for insurance premium financing on two of the Company’s insurance policies. The first note commenced on April 28, 2016, has an annual interest rate of 8.75% and consists of 11 monthly payments of principal and interest of $7,456 per month commencing on May 28, 2016 and ending on March 28, 2017. The second note commenced on May 3, 2016, has an annual interest rate of 7.99% and consists of 11 monthly payments of principal and interest of $4,358 per month commencing on June 3, 2016 and ending on April 3, 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 5 – EQUITY TRANSACTIONS AND LOANS FROM RELATED PARTIES

September 2015 Private Placement

On September 18, 2015, the Company completed a private placement (the “Private Placement”) with certain accredited investors (collectively the “Investors”), including The Co-Investment Fund II, L.P., which hold more than 5% of our common stock (“Co-Investment”) and Donald Caldwell, who is the CEO and chairman of the board of directors of the Company and managing partner of Co-Investment; Edmond Walters, who is a director of the Company, and Azeez Enterprises, LP, which is affiliated with Michael Azeez, who is a director of the Company, for an aggregate of 1,163,141 shares of our Series B Convertible Preferred Stock and warrants to purchase 11,631,410 shares of our common stock (the “2015 Warrants”). The Company sold to the Investors 1,163,141 units (“Units”) at a per Unit price of $3.00, for an aggregate total investment of $3,489,423, and each unit consisted of one share of Series B Convertible Preferred Stock and a warrant to purchase 10 shares of our Common Stock at an initial exercise price of $0.15 per share (“Warrant Shares”), subject to adjustment pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”). The Company intends to use the net proceeds of the Private Placement for working capital purposes. See Note 6 - Shareholders’ Deficit – Series B Preferred Stock and Common Stock Warrants. In the Private Placement the Company issued; 696,475 shares of Series B Preferred Stock and a warrant to purchase 6,964,750 shares of our Common Stock to Co-Investment, 166,666 shares of Series B Preferred Stock and a warrant to purchase 1,666,660 shares of our Common Stock to Edmond Walters, 150,000 shares of Series B Preferred Stock and a warrant to purchase 1,500,000 shares of our Common Stock to Azeez Enterprises, and 150,000 shares of Series B Preferred Stock and a warrant to purchase 1,500,000 shares of our Common Stock to an unrelated third party.

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
December 31, 2016 and 2015

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
December 31, 2016 and 2015

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

NOTE 6 – SHAREHOLDERS’ DEFICIT

Common Stock

As of December 31, 2016 and 2015, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”). As of December 31, 2016 and 2015, the Company had 41,543,655 shares of its Common Stock issued and outstanding.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	December 31, 2016	December 31, 2015

Exercise of options issued and outstanding to purchase common stock	4,000,000	2,975,000
Issuance of common shares available under the 2010 Equity Compensation Plan	24,996,980	26,021,980
Exercise of warrants issued and outstanding to purchase common stock	25,098,330	25,084,730
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	7,600,000	7,600,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	106,117,040
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	65,000,000	25,000,000

Total common stock reserved for issuance	258,374,550	218,333,750

The above table includes common stock reserved for non exercisable stock options and common stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Convertible Preferred Stock

As of December 31, 2016 and 2015, the Company’s board of directors has designated 3,437,500 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”). As of December 31, 2016 and 2015, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding. As of December 31, 2016 and 2015, the Company has reserved 380,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

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
December 31, 2016 and 2015

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

Series B Convertible Preferred Stock

As of December 31, 2016 and 2015, the Company’s board of directors has designated 11,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 per share (“Series B Preferred Stock”). As of December 31, 2016 and 2015, the Company had 5,307,212 and 5,305,852 of its Series B Preferred Stock issued and outstanding, respectively. As of December 31, 2016 and 2015, the Company has reserved 1,250,000 and 1,170.000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock, respectively.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s common and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each share of Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price or $15,921,636 and $15,917,556 as of December 31, 2016 and 2015, respectively, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of common and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred stock times $3.00. Each share of Series B Preferred Stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock. For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price in aggregate for all issued and outstanding Series B Preferred Stock.

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
December 31, 2016 and 2015

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

2016

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

On March 27, 2015, the Company granted to an executive of the Company an option to purchase a total of 200,000 shares of the Company’s Common Stock, which vests as follows: 66,666 shares of Common Stock on March 27, 2016 and 66,667 shares of Common Stock on March 27 of each of 2017 and 2018. This option has a five year term and an exercise price of $0.10 per share, which exceeded the $0.067 closing price of one share of the Company’s Common Stock as quoted on the OTCBB on March 27, 2015. The fair value of the option granted was estimated on the date of the grant to be $14,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 792%, risk-free interest rate: 0.12%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to this option in salaries, commission and related taxes of $3,565 in the year ended December 31, 2015.

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

2016

On March 31, 2016, the Company granted two executives of the Company options to purchase a total of 1,000,000 shares of the Company’s Common Stock, which vest as follows: 250,000 shares of Common Stock on March 31 of each year from 2017 to 2020. Such options have a five year term and an exercise price of $0.10 per share, which exceeded the $0.04 closing price of one share of the Company’s Common Stock as quoted on the OTCBB on March 31, 2016. The fair value of the options granted was estimated on the date of the grant to be $40,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 724%, risk-free interest rate: 0.38%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to these options in salaries, commission and related taxes of $7,500 in the year ended December 31, 2016.

On May 20, 2016, the Company granted to an executive of the Company options to purchase a total of 500,000 shares of the Company’s Common Stock, which vest as follows: 125,000 shares of Common Stock on May 20 of each year from 2017 to 2020. Such options have a five year term and an exercise price of $0.10 per share, which exceeded the $0.04 closing price of one share of the Company’s Common Stock as quoted on the OTCBB on May 20, 2016. The fair value of the options granted was estimated on the date of the grant to be $16,000 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 710%, risk-free interest rate: 0.32%, expected life in years: 5 based on the contract life of the option grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to these options in salaries, commission and related taxes of $2,664 in the year ended December 31, 2016.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

During the year ended December 31, 2016, 475,000 options, which were previously granted to directors and a former employee of the Company, expired in accordance with the terms of such stock options.

The Company recorded compensation expense pertaining to employee stock options and warrants in the amount of $222,142 for the year ended December 31, 2016, which included $74,762 of expense pertaining to stock options and $147,380 of expense pertaining to the amendment of warrants to purchase Series A Preferred Stock. See Note 6 – Stockholders Deficit – Series A Preferred Stock Warrants.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $138,694 as of December 31, 2016, which will be recognized over a weighted average 2.6 years in the future.

As of December 31, 2016, there were 30,000,000 shares of our Common Stock authorized to be issued under the 2010 Equity Compensation Plan, of which 24,996,980 shares of our common stock remain available for future stock option grants.

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2016 and 2015 are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2014	6,725,000	$0.46	$0.30	1.66	$-

For the period ended December 31, 2015
Granted	700,000	0.10	0.07
Exercised	-	-	-
Expired	(4,450,000)	0.10	0.10

Outstanding at December 31, 2015	2,975,000	0.90	0.54	2.53	0.00

For the period ended December 31, 2016
Granted	1,500,000	0.10	0.04
Exercised	-	-	-
Expired	(475,000)	3.58	2.94

Outstanding at December 31, 2016	4,000,000	$0.10	$0.06	-	$-

Outstanding and exercisable at December 31, 2016	1,516,666	$0.10	$0.10	3.44	$-

(1)	The aggregate intrinsic value is based on the $0.0375 closing price as of December 31, 2016 for the Company’s Common Stock.

Common Stock Warrants

2015

During 2015, warrants to purchase 35,353,790 shares of the Company’s Common Stock expired in accordance with the terms of such warrants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

The 2015 Warrants provide that the holders thereof shall have the right at any time prior to the earlier of (i) ten business days’ after the Company has properly provided written notice to all such holders of a Call Event (as defined below) and (ii) November 20, 2017, to acquire up to a total of 11,631,410 shares of Common Stock of the Company upon the payment of $0.15 per Share (the “Exercise Price”). See Note 5 – Equity Transactions and Loans from Related Parties – September 2015 Private Placement.

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

2016

On March 14, 2016, the 2016 Warrants were issued in connection with the rights offering. See Note 6 – Stockholders Deficit – Series B Convertible Preferred Stock. The Company determined the 2016 Warrants qualify for a scope exception under ASC 815 as they were determined to be indexed to the Company’s stock.

A summary of the status of the Company's outstanding common stock warrants as of and for the years ended December 31, 2016 and 2015 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2014	45,473,780	$0.15

For the year ended December 31, 2015
Issued	14,964,740	0.15
Exercised	-	-
Expired	(35,353,790)	0.15
Outstanding and exercisable at December 31, 2015	25,084,730	0.15

For the year ended December 31, 2016
Issued	13,600	0.15
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2016	25,098,330	$0.15

Outstanding common stock warrants at December 31, 2016, have a weighted average remaining contractual life of 0.9 years.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

Series A Preferred Stock warrants

2015

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

2016

On March 31, 2016, the Company amended and restated a warrant to purchase a total of 150,000 shares of the Company’s Series A Preferred Stock originally granted to Mr. Robert J. Oakes on August 18, 2010, and also amended and restated a warrant to purchase a total of 150,000 shares of the Company’s Series A Preferred Stock originally granted to Mr. Anthony R. Verdi on September 14, 2011 (collectively the “Original Warrants”). Immediately prior to March 31, 2016, the Original Warrants had an expiration date of September 14, 2016 and the Original Warrants were amended and restated to have an expiration date of September 14, 2017 (as amended, the “Amended and Restated Warrants”). The Amended and Restated Warrants are fully exercisable and have an exercise price of $4.00 per share. The fair value of the amendment to the Amended and Restated Warrants was estimated on the date of the amendment to be the difference between the value of the Amended and Restated Warrants immediately before and after the change in the expiration date. The fair value of the Amended and Restated Warrants was estimated on the date of the amendment before the change in the expiration date to be $2,224 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 111%, risk-free interest rate: 0.38%, expected life in years: 0.5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The fair value of the Amended and Restated Warrants was estimated on the date of the amendment after the change in the expiration date to be $149,605 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 263%, risk-free interest rate: 0.38%, expected life in years: 1.5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to the Amended and Restated Warrant in salaries, commission and related taxes of $147,380 in the year ended December 31, 2016.

Outstanding warrants to purchase the Company’s Series A Preferred Stock at December 31, 2016, have a remaining contractual life of 0.7 years.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

A summary of the status of the Company's outstanding Series A Preferred Stock warrants as of and for the years ended December 31, 2016 and 2015 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2014	300,000	$4.00

For the year ended December 31, 2015
Granted	160,000	4.00
Exercised	-	-
Expired	(80,000)	-
Outstanding and exercisable at December 31, 2015	380,000	4.00

For the year ended December 31, 2016
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2016	380,000	$4.00

Series B Preferred Stock Warrants

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

2016

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

Outstanding Series B Warrants at December 31, 2016, have a remaining contractual life of 2.5 years.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

A summary of the status of the Company's outstanding Series B Warrants as of and for the period ended December 31, 2016, are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2014	1,170,000	$3.00

For the year ended December 31, 2015
Granted	80,000	3.00
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2015	1,250,000	$3.00

For the year ended December 31, 2016
Granted	2,000,000	3.00
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2016	3,250,000	$3.00

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 6 – SHAREHOLDERS’ DEFICIT (continued)

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

As of December 31, 2016, the Company has not received a demand notice in connection with any registration rights agreement. At December 31, 2016, the Company does not believe that it is probable that the Company will incur a penalty in connection with the Company’s registration rights agreements. Accordingly no liability was recorded as of December 31, 2016.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 7 – CAPITAL LEASE OBLIGATIONS

InsPro LLC has entered into several capital lease obligations to purchase equipment used for operations. InsPro LLC has the option to purchase the equipment at the end of the lease agreements for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized as of December 31, 2016 and 2015:

		December 31, 2016	December 31, 2015
	Useful Life (Years)
Computer equipment and software	3	$1,576,226	$1,344,091
Phone System	3	15,011	15,011
		1,591,237	1,359,102
Less accumulated depreciation		(1,260,944)	(990,007)
		$330,293	$369,095

Future minimum payments required under capital leases at December 31, 2016 are as follows:

2017	$203,110
2018	130,693
2019	30,307

Total future payments	364,110
Less amount representing interest	22,946

Present value of future minimum payments	341,164
Less current portion	188,025

Long-term portion	$153,139

NOTE 8 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 3 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $79,080 and $82,462 for the years ended December 31, 2016 and 2015, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Pursuant to an amended and restated written employment agreement with InsPro LLC, Mr. Robert J. Oakes serves as Vice Chairman of the board of directors. Pursuant to his employment agreement, his annual base salary was $250,000 per year through September 30, 2011. On April 7, 2011, Mr. Oakes received an increase in his base compensation pursuant to his employment agreement to $300,000 retroactive to July 1, 2010, upon InsPro LLC achievement of one calendar quarter of positive operating cash flow, which occurred during the calendar quarter ended March 31, 2011. Mr. Oakes was entitled to bonus compensation equal to 100% of the InsPro LLC’s net income up to a maximum of $100,000 in 2010 and $100,000 in 2011. Mr. Oakes is entitled to such fringe benefits as are available to other executives of the Company. Mr. Oakes employment agreement was automatically extended for an additional one year term on March 25, 2016 and will be annually automatically extended thereafter unless either party provides written notification to the other party of non-renewal no later than 60 days prior to the termination date of the agreement.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

As of December 31, 2016, the Company has employment agreements with the Chief Revenue Officer, which commenced in 2016 for a one year term that will automatically renew for a one year term in 2017, and four vice presidents of the Company, which automatically renewed each for a one year term in 2016. These employment agreements provide that these executives will be compensated at an aggregate annual base salary of $1,011,000 with bonus compensation at the discretion of the Company’s board of directors. These agreements may be terminated by the Company for “cause” (as such term is defined in the agreements) and without “cause” upon 30 days notice. These agreements may be terminated by the Company without “cause”, in which case the terminated employee will be entitled to their base salary for a period of six months. In the event of termination without cause or for good reason, these executives would receive their then current base annual salary for a period of six months, plus unpaid accrued employee benefits, which is primarily accrued vacation, less all applicable taxes. In the event of the voluntary termination of any of these executives’, death or disability, they or their estate would receive unpaid accrued employee benefits, less all applicable taxes. These agreements also contain non-competition and non-solicitation provisions for the duration of the agreements plus a period of six months after termination of employment.

Operating Leases

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania. The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term, which is March 31, 2017. The annual rent increases every 12 months, starting at approximately $161,592 plus a proportionate share of the Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of the Landlord’s building expenses. Under the terms of the lease agreement, rent is waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet. The Company recorded a liability for deferred rent in the amount of $7,564 as of December 31, 2016, which is included in accrued liabilities on the consolidated balance sheet.

The Company paid the Landlord a security deposit of $110,000 under the lease (the “Security Deposit”) during the third quarter of 2006, which is accounted for as a deposit in other assets. The Company will not earn interest on the Security Deposit. The Security Deposit will decrease and the Landlord will return to the Company $10,000 on the third anniversary of the commencement date of the lease and on each anniversary thereafter until the required Security Deposit has been reduced to $20,000. The Security Deposit will be returned to the Company 30 days after the end of the lease provided the Company has complied with all provisions of the lease. The balance of the Security Deposit is $30,000 as of December 31, 2016.

On September 14, 2007, InsPro LLC entered into a lease agreement with BPG Officer VI Baldwin Tower L.P. (“BPG”) for approximately 5,524 square feet of office space at Baldwin Towers in Eddystone, Pennsylvania. On March 26, 2008, and again on December 2, 2008, the Company and BPG agreed to amend the lease to increase the leased office space by 1,301 and 6,810 square feet, respectively (as amended the “BPG Lease”). The original term of the lease commenced on October 1, 2007 and expired on January 31, 2013. The annual rent increases every 12 months, starting at approximately $102,194 plus a proportionate share of landlord’s building expenses and ending at approximately $286,335 plus a proportionate share of landlord’s building expenses.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

On March 15, 2012, InsPro LLC and BPG agreed to amend the BPG Lease to extend its term to January 31, 2017, and after BPG completes certain building improvements InsPro Technologies will move from its current location to another floor of the same building and lease 17,567 square feet of furnished office space from BPG. Effective April 1, 2015, InsPro LLC and BPG agreed to amend the BPG Lease to lease 6,810 square feet of furnished office space from BPG on another floor of the same building. The Company’s monthly rent shall be $24,887 per month commencing with InsPro Technologies’ occupancy of the new office space, which occurred in June 2012 through January 31, 2013. InsPro Technologies’ monthly rent increased to $25,619 per month February 1, 2013 through January 31, 2014, increased to $26,351 per month February 1, 2014 through January 31, 2015, increased to $27,082 per month February 1, 2015 through March 31, 2015, increased to $37,082 through January 31, 2016, will increase to $37,814 per month February 1, 2016 through March 31, 2016, and will decrease to $27,814 per month from April 1, 2016 through January 31, 2017. On June 9, 2016, InsPro LLC and BPG entered into a sixth amendment to the Lease Agreement whereby InsPro LLC and BPG agreed to amend the Lease Agreement to extend the term through January 31, 2018 for 17,567 of rentable square feet at a monthly cost of $28,546 for the period February 1, 2017 through January 31, 2018.

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $613,250 and $664,995 for the years ended December 31, 2016 and 2015, respectively.

Future minimum payments required under operating leases and service agreements at December 31, 2016 are as follows:

2017	$638,946
2018	257,591
2019	225,108
thereafter	-

Total	$1,121,645

NOTE 10 - INCOME TAXES

The Company has net operating loss carry forwards for federal income tax purposes of approximately $50,600,000 at December 31, 2016, the unused portion of which expires in years 2026 through 2036. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). The issuance of the Company’s Series A Preferred Stock on January 15, 2009 resulted in a change of control as defined under IRC 382.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 10 - INCOME TAXES (continued)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2016 and 2015:

	2016	2015

Computed "expected" expense (benefit)	$(933,778)	$(2,231,764)
State tax expense (benefit), net of federal effect	(80,038)	(191,294)
Amortization/impairment of acquisition related assets	(5,002)	(5,002)
Stock based compensation	84,414	190,281
Stock based fees paid to client	493,986	-
Other permanent differences	14,917	5,995
Increase in valuation allowance	425,501	2,231,784
	$-	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015

Deferred tax assets:
Net operating loss carry forward	$19,227,610	$18,868,252
Depreciation	88,909	52,177
Compensation expense	64,230	61,683
Deferred revenue	686,297	648,288
All Miscellaneous Other	2,874	14,019
Total deferred tax asset	20,069,920	19,644,419

Deferred tax liabilities	-	-
Net deferred tax asset	20,069,920	19,644,419
Less: valuation allowance	(20,069,920)	(19,644,419)
	$-	$-

The Company has fully reserved the deferred tax asset in excess of the deferred tax liabilities due to the limitation on taxable income that can be offset by net operating loss carry forwards in future periods under IRC section 382 as a result of changes in control and substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance was increased by $425,501 from the prior year.

NOTE 11 – SUBSEQUENT EVENTS

Co-Investment $2,000,000 funding Commitment

On March 29, 2017, Co-Investment provided the Company with a funding commitment letter (the “Commitment Letter”) whereby Co-Investment committed to purchase 1,000,000 shares of the Company’s new series C preferred stock, par value $0.001 per share, (“Series C Preferred Stock”) at a per share purchase price of $2.00 per share for an aggregate purchase price of $2,000,000 (the “Commitment”). The Company anticipates Co-Investment will fulfill the Commitment in April as soon as practical. The Company intends to use the net proceeds of the Commitment for working capital purposes.

The Series C Preferred Stock will be entitled to vote as a single class with the holders of the Company’s common stock, with each share of Series C Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each share of Series C Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and half (2.5) times the Series C Preferred Stock original issue price, subject to certain customary adjustments, or (B) the amount such share of Series C Preferred Stock would receive if it participated pari passu with the holders of common stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series C Preferred stock times $5.00. Each share of Series C Preferred Stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the Series C Preferred Stock. For so long as any shares of Series C Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series C Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series C Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series C Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series C Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series C Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series C Preferred Stock with an amount per share equal to two and a half (2.5) times the Series C Preferred Stock original issue price in aggregate for all issued and outstanding Series C Preferred Stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision of our Principal Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that assessment, the Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective for their intended purposes as of December 31, 2016.

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

As of December 31, 2016 management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our Principal Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter and year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

NONE.

PART III

Item 10.	Directors, executive officers and corporate governance.

Directors of the Registrant

Michael Azeez, 59, has served as one of our directors since December, 2011. Mr. Azeez is a managing member of Azeez Investors, LLC. Mr. Azeez co-founded Unitel in 1988 and served its President from 1988 until 2002. Mr. Azeez served in various executive positions at American Cellular Network Corporation from 1982 until 1988 and his positions included Vice President, General Manager of various divisions and as assistant to the President. Mr. Azeez is a member of the board of directors of Acrometis Strategic Software Services, which provides software solutions to insurance companies for workers compensation claims management. Mr. Azeez is a member of the board of directors of the Friends of Yemin Orde. Mr. Azeez is the Chairman and founder of the Sam Azeez Museum of Woodbine Heritage. Mr. Azeez’s significant executive and business development experience in the telecommunications industry and his civic service for various non-profit organizations qualifies him to be a member of our board of directors.

Donald R. Caldwell, 70, has served as one of our directors and as one of the Co-Chairmen of our board of directors from April 2008 through November 24, 2009, as our Chairman since November 24, 2009 and as our Chief Executive Officer since January 26, 2015. Mr. Caldwell founded Cross Atlantic in 1999, and presently serves as its Chairman and Chief Executive Officer and serves on its Audit and Nominating and Governance committees. He has served as a director at Rubicon Technology, Inc. since 2001 and chairs its Compensation Committee. He served on the board of directors at Diamond Management & Technology Consultants, Inc. (NASDAQ) from 1994 until its sale to PriceWaterhouse in 2010 and served as a member of its Compensation Committee, Audit Committee and as the lead Director since 2006. Mr. Caldwell has been a director of Quaker Chemical Corporation (NYSE:KWR), a provider of process chemicals and chemical specialties, since 1997 and was appointed as lead director in May 2016. He also serves as Chairman of Quaker’s Executive Committee and a member of its Compensation and Audit Committees. He is a member of the Compensation Committee and a director of Voxware, Inc., a supplier of voice driven solutions. Mr. Caldwell has been a director, Chairman of the Audit Committee and member of the Compensation Committee of Lighting Gaming, Inc. since 2005. Mr. Caldwell was a director of Amber Road, Inc. (NYSE:AMBR) and served on the Nominating and Governance Committee and Compensation Committee from 2005 until his resignation on December 31, 2016. Mr. Caldwell was a director and member of the Risk Management Committee and Chairman of the Audit Committee of Fox Chase Bancorp, Inc. (NASDAQ:FXCB), a stock holding company of Fox Chase Bank, from October 2014 until it was acquired by Univest Corporation of Pennsylvania on July 1, 2016. Mr. Caldwell was a director of Kanbay International, Inc. from 1999 through 2007 when it was purchased by Capgemini. From 1996 to 1999, Mr. Caldwell was President and Chief Operating Officer and a director of Safeguard Scientifics, Inc. Mr. Caldwell was a Certified Public Accountant in the State of New York. Mr. Caldwell’s experience serving as a director and officer of numerous public companies qualifies him to be a member of our board of directors.

John Harrison, 73, has served as one of our directors since November 2005. He is a founding Partner and Executive Director of The Keystone Equities Group, Inc., a full service investment banking group and a registered NASD broker-dealer founded in 2003. Mr. Harrison also is a Managing Director of Covenant Partners, a hedge fund that invests in direct marketing services companies. In 1999, Mr. Harrison became a founding Partner of Emerging Growth Equities, Ltd., a full service investment banking and brokerage firm focused on raising capital for emerging technology companies addressing high-growth industry sectors. From 1985 to 2000, Mr. Harrison served as President of DiMark, a direct marketing agency that was subsequently acquired by Harte-Hanks in 1996. He also has held senior management positions with CUNA Mutual, RLI Insurance and CNA Insurance where he directed their direct marketing practice. Mr. Harrison was Chairman of Professional Insurance Marketing Association (PIMA) and Chairman of the DMA Financial Services Council. Mr. Harrison’s extensive experience in the financial and insurance sectors qualifies him to be a member of our board of directors.

Kenneth M. Harvey, 56, has served as a director since May 2014. Mr. Harvey has served as a director of Amber Road, Inc. (NYSE: AMBR), a provider of cloud-based global trade management solutions, since 2008. From 1989 until 2011, Mr. Harvey was employed by HSBC—Global Bank, serving as Chief Information Officer/Chief Operating Officer from 2008 to 2011 and as group general manager and Chief Information Officer from 2004 to 2007. He was president of HSBC Technology and Services, a wholly-owned subsidiary of HSBC, from 2003 to 2004. Since 2012, Mr. Harvey served as a Director of CLS Group Holdings AG. From 2012 to 2014 he was the Chairman of the Technology and Operations Committee and from 2014 Mr. Harvey has served as Chairman of the Board and a member of the Chairman’s Committee, which serves as the Compensation and Compliance Committees. Mr. Harvey also serves on the Senior Advisory Board of Oliver Wyman; a global management consulting firm. Mr. Harvey also served as director of CLS Bank International since 2011, and served as a director of Kanbay, Inc. from 2004 until 2007 and Vertical Networks, Inc. from 2002 until 2004. Mr. Harvey’s experience as an executive in the information technology field qualifies him to be a member of our board of directors.

Alan Krigstein, 64, has served as a director since June 2014. Mr. Krigstein was Executive Vice President and Chief Financial Officer of Independence Blue Cross, a health insurer organization and independent licensee of the Blue Cross and Blue Shield Association from 2009 through 2017. Mr. Krigstein previously served as Senior Vice President and Chief Financial Officer of AmeriHealth Mercy Family of Companies from 1994 to 2009. Mr. Krigstein also serves as trustee and member of the audit committee of Plan Investment Fund, Inc., a mutual fund company that is open only to members and licensees of the Blue Cross and Blue Shield Association and certain related organizations, from 2011 to the present. Mr. Krigstein’s experience as an executive in the health insurance field qualifies him to be a member of our board of directors.

Robert J. Oakes, 58, has served as one of our directors since August 2008. He has served as the President and CEO of our InsPro Technologies, LLC subsidiary since our acquisition of the subsidiary on October 1, 2007 through January 26, 2015 and as our Vice Chairman since January 26, 2015. From 1986 until 2007 Mr. Oakes was President and Chief Executive Officer of the general partner of Atiam Technologies L.P. (now known as InsPro Technologies, LLC), a software development and servicing company that developed, expanded and serviced products to serve the insurance and financial services markets. Mr. Oakes founded InsPro Technologies, LLC under the name “Atiam” in 1986 and led the company’s effort to design and develop its flagship product, InsPro Enterprise. InsPro Enterprise is a state-of-the-art Insurance, Marketing, Administration and Claim System that provides end-to-end insurance processing, technology and support, for a broad range of life, health and disability products. Mr. Oakes’ experience in the development of our flagship product and his management of InsPro Technologies, LLC through January 26, 2015, qualifies him to be a member of our board of directors.

Sanford Rich, 59, has served as one of our directors since April 2006. Mr. Rich is currently the Executive Director at New York City Board of Education Retirement System since January 2016.  Mr. Rich was Chief of Negotiations and Restructuring at the Pension Benefit Guaranty Corporation, a U.S. government agency, from November 2012 to January 2016. He is a director and the Audit Committee Chairman at Aspen Group Inc., an online for profit university. Mr. Rich served as director and Chief Executive Officer at In the Car, LLC from October 2011 to November 2012. Mr. Rich was a FINRA Registered Managing Director with Whitemarsh Capital Advisors LLC, a broker-dealer, from February 2009 through December 2014. Mr. Rich served as a director, audit committee chairman and Commission qualified audit committee financial expert of Interclick, Inc. from 2007 to 2010. From 1995 to May 2008, Mr. Rich was director, Senior Vice President and Portfolio Manager at GEM Capital Management Inc. From 1993 to 1995, Mr. Rich was a Managing Director of High Yield Finance, Capital Markets & North American Loan Syndicate, Sales and Trading at Citicorp Securities. From 1985 to 1993, he served as Managing Director of Debt Capital Markets at Merrill Lynch. From 1978 to 1985, Mr. Rich held various Analyst positions in numerous companies, including Cypress Capital Management, Inc. (Vice President and Analyst from 1983 to 1985), FIAMCO (Distressed/High Yield Bond Analyst from 1981 to 1983), Progressive Corporation (Financial Analyst from 1980 to 1981) and Prescott, Ball and Turben (Distressed/High Yield Bond Analyst from 1978 to 1980). Mr. Rich’s 30+ years of experience in the financial sector qualifies him to be a member of our board of directors.

L.J. Rowell, 84, has served as one of our directors since April 2006. He is a past President (1984-1996), Chief Executive Officer (1991-1996) and Chairman of the Board (1993-1996) of Provident Mutual Life Insurance Company, where he also held various other executive and committee positions from 1980 until his retirement in 1996. Mr. Rowell served on the board of directors of the PMA Group from 1992 until 2009. Mr. Rowell served on the board of directors of the Southeast Pennsylvania Chapter of the American Red Cross, the American College, The Foundation at Paoli, and The Milton S. Hershey Medical Center. Mr. Rowell also has served on the Board of Trustees of The Pennsylvania State University as a business and industry trustee since 1992. In 1991, he served as the Chairman of the Major Business Division for the United Way of Southeastern Pennsylvania. Mr. Rowell also has served as Chairman of The American Red Cross Ad Blood Campaign and has previously served on its Major Contributions Donor Campaign. Mr. Rowell’s extensive experience in the health insurance industry and his civic service for various health care organizations qualifies him to be a member of our board of directors.

Paul Soltoff, 62, has served as one of our directors since November 2005. He is currently Managing Partner of RobPet, LLC since 2015, and Managing Partner of Paul Soltoff Advisors, LLC since 2016. He served as Chairman and Chief Executive Officer of Acquirgy, Inc. from 2009 to 2014. He served as Chairman and Chief Executive Officer of SendTec, Inc. from its inception in February 2000 through 2009. From 1997 until February 2000, Mr. Soltoff served as Chief Executive Officer of Soltoff Direct Corporation, a specialized direct marketing consulting company. From September 2004 until October 2005, Mr. Soltoff served as a director of theglobe.com. Mr. Soltoff’s experience as an officer and director in the Internet marketing sector qualifies him to be a member of our board of directors.

Frederick C. Tecce, 80, has served as one of our directors since August 2016 and he previously served as one of our directors from August 2, 2007 through August 14. 2012. He has also served on the board of several publicly traded companies as well as numerous privately held companies. In addition, he served on the Board of Independence Blue Cross for 2 different terms. On a day to day basis, he serves as Of Counsel to the law firm of Buchanan Ingersoll and Rooney as well as being Of Counsel and Partner to Cross Atlantic Capital Partners. In addition to his pursuits in the private sector, Mr. Tecce has also served in the public sector where he was appointed by Pennsylvania Governor Tom Ridge to serve on the transition team. His board experience includes being an active member of the Board of the $50 billion Public School Employees Retirement Systems (PSERS), where he held the title of chairman of the Finance Committee for 6 years until his retirement in 2001. Mr. Tecce also served in the federal sector as a member of the Federal Judicial Nominating Committee. He has served in a management position in several for-profit businesses, some of which he has founded. Mr. Tecce’s numerous legal, business and government experiences qualify him to be a member of our board of directors.

Anthony R. Verdi, 68, has served as one of our directors since June 2008, as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008, as Acting Principal Executive Officer from June 20, 2008 through May 18, 2011 and as Principal Executive Officer from May 18, 2011 through January 26, 2015. From 2001 until November 2005, Mr. Verdi provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. Mr. Verdi served as Chief Operating Officer of Provident American Corporation and Chief Financial Officer of HealthAxis, Inc. From January 1990 until December 1998, Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller. Mr. Verdi’s extensive experience in the health insurance industry and his financial and accounting background qualifies him to be a member of our board of directors.

Edmond J. Walters, 55, has served as one of our directors since April 2008. Mr. Walters is Founder and was the Chief Executive Officer of eMoney Advisor, a wealth planning and management solutions provider for financial advisors that Mr. Walters founded in 2000 and is now a wholly-owned subsidiary of Commerce Bancorp. Prior to forming eMoney Advisor in 2000, Mr. Walters spent more than 20 years in the financial services industry, advising high net worth clients. From 1983 to 1992 he was associated with Kistler, Tiffany & Company in Wayne, PA. In 1992, Walters helped found the Wharton Business Group, a financial advising firm, in Malvern, PA. Mr. Walters’ 20+ years of experience in the financial sector qualify him to be a member of our board of directors.

The Board has determined that Messrs. Azeez, Harrison, Harvey, Krigstein, Rich, Rowell, Soltoff, Tecce and Walters are “independent” directors as defined by Rule 4200(a)(15) of the NASDAQ listing standards and as defined by Rule 10A-3(b)(1)(ii) promulgated by the Commission.

Executive Officers of the Registrant

The following table sets forth the name, age and title of persons currently serving or who have served as our executive officers during 2016. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position
Donald R. Caldwell	70	Principal Executive Officer and Chairman of the board of directors of InsPro Technologies Corporation and InsPro Technologies, LLC
Mark Daley	63	Chief Revenue Officer of InsPro Technologies, LLC
Anthony R. Verdi	68	Chief Financial Officer, Chief Operating Officer and Assistant Secretary
Robert J. Oakes	58	Vice Chairman of the board of directors InsPro Technologies Corporation

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

Mark Daley served as our Chief Revenue Officer from June 2014 through March 2017. From 2006 through June 2014 Mr. Daley served as Vice President of iGATE Global Solutions. From 2002 through 2005 Mr. Daley served as Senior Consultant in the Step Solutions Group of Milliman, Inc. From 1998 through 2002 Mr. Daley served as Executive Vice President and Chief Operating Officer of e-Nable Corporation. From 1997 through 1998 Mr. Daley served as Principal of Daley and Associates. From 1992 through 1997 Mr. Daley served as President of Securallicance/AFS.

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

Code of Business Conduct and Ethics

We adopted an amended and restated Code of Business Conduct and Ethics on January 29, 2008. Our Code of Business Conduct and Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, applies globally to our corporate directors, executive officers, senior financial officers and other employees. Our Code of Business Conduct and Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A printed copy of our Code of Business Conduct and Ethics may be obtained free of charge by writing to us at InsPro Technologies Corporation, 1510 Chester Pike, 400 Baldwin Tower, Eddystone, Pennsylvania 19022.

Corporate Governance and Committees

Our board of directors currently is composed of Messrs. Azeez, Caldwell, Harrison, Harvey, Krigstein, Oakes, Rich, Rowell, Soltoff, Tecce, Verdi and Walters. Mr. Caldwell is the Chairman of our board of directors. Directors serve until the next annual meeting of stockholders, until their successors are elected or appointed or qualified, or until their resignation or removal. Our executive officers are appointed by, and serve at the discretion of, our board of directors. Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. Pursuant to our bylaws, our board of directors may from time to time establish other committees to facilitate the management of our business and operations.

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

The Nominating and Corporate Governance Committee operates under a formal charter adopted by the board that governs its duties and standards of performance. Copies of the Nominating and Corporate Governance Committee charter can be obtained free of charge by writing to us at InsPro Technologies Corporation, 1510 Chester Pike, 400 Baldwin Tower, Eddystone, Pennsylvania 19022.

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

Summary Compensation Table

The following table summarizes the compensation paid to, awarded to or earned during the fiscal years ended December 31, 2016 and 2015 by our Principal Executive Officer and each of our three other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered to us in all capacities during 2016 and 2015. The executive officers listed in the table below are referred to in this report as our “named executive officers”. There were no non-equity incentive plan compensation or non-qualified deferred compensation earnings for any of the named executive officers for the fiscal years ended December 31, 2016 and December 31, 2015.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (6)	Stock Awards ($)	Option Awards ($) (7)	All Other Compensation ($) (8)	Total ($)

Donald R. Caldwell (1)	2016	1	-	-	-	9,370	9,371
Chief Executive Officer,	2015	1	-	-	-	9,669	9,670
Chairman of the Board of Directors

Anthony R. Verdi (2)	2016	300,000	-	-	-	16,296	316,296
Chief Executive Officer,	2015	258,333	-	-	-	16,331	274,664
Chief Financial Officer & Chief Operating Officer

Robert J. Oakes (3)	2016	300,000	50,000	-	-	18,764	368,764
President & Chief Executive Officer of InsPro Technologies, LLC	2015	300,000	-	-	-	16,416	316,416

Mark Daley (4)	2016	250,000	-	-	-	6,894	256,894
Chief Revenue Officer of	2015	245,833	50,000	-	112,000	7,986	415,819
InsPro Technologies, LLC

John Keddy (5)	2016	-	-	-	-	-	-
Chief Information Officer of	2015	140,477	-	-	112,000	15,770	268,247
InsPro Technologies, LLC

(1)            Mr. Caldwell has served as one of our directors and as one of the Co-Chairman of our board of directors from April 2008 through November 24, 2009, as our Chairman since November 24, 2009 and as our Chief Executive Officer and Chairman since January 26, 2015. Mr. Caldwell’s compensation received in 2014 was that of a non-employee director and is included in the tables and disclosures with all other non employee directors. Mr. Caldwell has assigned all of his compensation to the Co-Investment Fund II, L.P.

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

(4)            Mr. Daley was appointed Chief Revenue Officer of our subsidiary InsPro Technologies, LLC on June 2, 2014. Mr. Daley’s employment terminated effective March 8, 2017, and all amounts owed to Mr. Daley pursuant to his employment agreement will be paid to him during 2017.

(5)            Mr. Keddy was appointed Chief Information Officer of our subsidiary InsPro Technologies, LLC on September 24, 2014. Mr. Keddy resigned effective July 17, 2015, and all amounts owed to Mr. Keddy pursuant to his employment agreement were paid to him.

(6)            Mr. Daley received variable compensation based on license fee revenue recognized in accordance with his variable compensation arrangement. Mr. Oakes received a one-time discretionary bonus.

(7)            Represents the aggregate grant date fair value of the stock option or warrants to purchase the Company’s Series B Convertible Preferred Stock as of the date of grant using the Black-Scholes option-pricing model. Fair value is estimated based on an expected life of five years, an assumed dividend yield of 0% and the assumptions below.

Name	Fiscal Year	Fair Value at Date of Grant ($)	Number of Options Granted (#)	Option Exercise Price ($)	Closing Stock Price on the Date of Grant ($)	Date of Grant	Expected Volatility	Risk Free Interest Rate	Expected Life in Years	Assumed Dividend Yield

Donald R. Caldwell	2016	-	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-	-

Anthony R. Verdi	2016	-	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-	-

Robert J. Oakes	2016	-	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-	-

Mark Daley (a)	2016	-	-	-	-	-	-	-	-	-
	2015	112,000	80,000	$4.000	1.400	3/27/2015	779%	0.120%	5.0	0.0%

John Keddy (a)	2016	-	-	-	-	-	-	-	-	-
	2015	112,000	80,000	$4.000	1.400	3/27/2015	779%	0.120%	5.0	0.0%

(a)              On March 27, 2015, the board of directors of the Company granted warrants to purchase 80,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share to Messrs. Daley and Keddy. The warrants are immediately exercisable, non transferrable and expire on May 22, 2019, however the warrants to Mr. Keddy expired in 2015 and the warrants to Mr. Daley will expire in 2017 as a result of the termination of their employment in accordance with the terms of the warrants.

(8)              All other compensation paid to our named executive officers in the fiscal year ended December 31, 2016 consisted of the following:

Name	Payments for Auto and Equipment ($) (a)	Company Paid Health, Life and Disabilitly Insurance ($) (b)	Company Matching of Employee 401(k) Contributions (c)	Board of Directors Meeting Fees (d)	Total ($)

Donald R. Caldwell	-	-	-	9,370	9,370

Anthony R. Verdi	13,200	619	2,477	-	16,296

Robert J. Oakes	1,200	14,914	2,650	-	18,764

Mark Daley	1,200	3,182	2,512	-	6,894

John Keddy	-	-	-	-	-

(a)              Payments for auto and equipment represent monthly allowances for auto, cell phones and other equipment.

(b)              Company-paid health, life and disability insurance represent the cost of company-paid insurance premiums covering the named executive officers and, in the case of health insurance premiums, their dependents. The Company paid approximately 71% of the health insurance and 100% of the life and disability insurance premiums for the named executive officers. Health insurance premiums vary based on several factors, including the coverage selected and the age of the named executive officer and the number of their covered dependents.

(c)              Company matching of employee 401(k) contributions represents 25% of the employee’s contribution up to 4% of the employee’s compensation, which were fully vested for Messrs. Daley, Verdi and Oakes and unvested for Mr. Keddy.

(d)              Mr. Caldwell received board and committee meeting fees at the rates specified in the Company’s non employee director compensation plan. Mr. Caldwell has assigned all of his compensation to the Co-Investment Fund II, L.P.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the outstanding equity awards held by our named executive officers for the year ended December 31, 2016. There have been no stock awards granted. The information below pertains to stock options, which were granted under the 2010 Equity Compensation Plan, a warrant to purchase 150,000 shares of the Company’s Series A Convertible Preferred Stock, which was issued to Mr. Oakes on August 18, 2010, a warrant to purchase 150,000 shares of the Company’s Series A Convertible Preferred Stock, which was issued to Mr. Verdi on September 14, 2011, warrants to purchase 300,000 shares of the Company’s Series B Convertible Preferred Stock were issued to Mr. Oakes and Mr. Verdi on May 22, 2014, and a warrant to purchase 80,000 shares of the Company’s Series A Convertible Preferred Stock, which was issued to Mr. Daley on March 27, 2015.

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable

Donald R. Caldwell	-	-	-	-	-

Anthony R. Verdi	300,000	-	-	3.00	5/22/2019
	150,000	-	-	4.00	9/14/2017

Robert J. Oakes	300,000	-	-	3.00	5/22/2019
	150,000	-	-	4.00	9/14/2017

Mark Daley	600,000	1,200,000	-	-	8/19/2019
	-	80,000	-	4.00	3/27/2020

John Keddy	-	-	-	-	-

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

Anthony R. Verdi

Pursuant to an amended and restated employment agreement Mr. Verdi serves as our Chief Financial Officer and Chief Operating Officer. His amended and restated employment agreement automatically renewed for a one year term on March 31, 2016, and, if not terminated, will automatically renew for one year periods. His annual base salary was $225,000 per year from March 31, 2008 through May 30, 2011 and was then increased by the board of directors to $250,000 effective June 1, 2011 and increased to $300,000 effective November 1, 2015. He is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time.

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

Robert J. Oakes

Pursuant to an amended and restated employment agreement with InsPro Technologies, LLC, Mr. Oakes serves as Vice Chairman of the board of directors. Pursuant to his employment agreement, his annual base salary was $250,000 per year through September 30, 2011. On April 7, 2011, Mr. Oakes received an increase in his base compensation pursuant to his employment agreement to $300,000 retroactive to July 1, 2010, upon InsPro Technologies, LLC achievement of one calendar quarter of positive operating cash flow, which occurred during the calendar quarter ended March 31, 2011. Mr. Oakes was entitled to bonus compensation equal to 100% of the InsPro Technologies, LLC’s net income up to a maximum of $100,000 in 2010 and $100,000 in 2011. Mr. Oakes is entitled to such fringe benefits as are available to other executives of the Company. Mr. Oakes employment agreement was automatically extended for an additional one year term on March 25, 2014 and will be annually automatically extended thereafter unless either party provides written notification to the other party of non-renewal no later than 60 days prior to the termination date of the agreement.

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

Mark Daley

Mr. Daley served as InsPro Technologies, LLC’s Chief Revenue Officer from June 2, 2014 until March 8, 2017. His employment agreement commenced for a one year term on November 15, 2015, was automatically renewed on November 15, 2016, and was terminated effective March 8, 2017. His annual base salary was $200,000 per year from June 2, 2014 through January 31, 2015 and was then increased by the board of directors to $250,000 effective February 1, 2015. Pursuant to his employment agreement, his annual base salary was $250,000 per year.

As a result of Mr. Daley’s termination without cause or for good reason, he or his estate will receive his then current base annual salary, plus unpaid accrued employee benefits, which is primarily accrued vacation, for a period of six months, less all applicable taxes during 2017.

Mr. Daley was entitled to variable incentive compensation based on a percentage of new sales pursuant to a written variable compensation arrangement with InsPro Technologies, LLC.

Pursuant to Mr. Daley’s employment agreement, he is subject to a non-competition and non-solicitation provision during the term of his employment agreement and for a period of six months following his termination.

John Keddy

Pursuant to an employment agreement with InsPro Technologies, LLC Mr. Keddy serves as InsPro Technologies, LLC’s Chief Information Officer effective September 25, 2014. Pursuant to his employment agreement, his annual base salary is $250,000 per year plus such fringe benefits as are available to other executives of the Company. His employment agreement has a term of one year and automatically renewed for a one year term on each anniversary unless either party provides written notification to the other party of non-renewal no later than 30 days prior to the termination date of the agreement. Mr. Keddy resigned effective July 17, 2015.

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

Compensation of Directors

The following table sets forth information concerning the compensation of all individuals who served on our board of directors during the fiscal year ended December 31, 2016. There were no option awards and no non-equity incentive plan compensation or nonqualified deferred compensation earnings paid to any of our directors for the year ended December 31, 2016. Directors who are employees receive no additional or special compensation for serving as directors. All compensation for Messrs. Caldwell, Oakes and Verdi is included in the Summary Compensation Table. Mr. Caldwell was appointed Chief Executive Officer of the Company on January 26, 2015. Messrs. Adamsky, Tecce and Caldwell have assigned all of their compensation to The Co-Investment Fund II, L.P. Messrs. Tecce and Caldwell are stockholders, directors and officers of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of The Co-Investment Fund II, L.P. Mr. Adamsky was an officer of Co-Invest II Capital Partners, Inc.

Name		Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Total ($)

Brian Adamsky	(2)	4,500	-	-	4,500

Michael Azeez		6,000	-	-	6,000

John Harrison		6,000	-	-	6,000

Kenneth Harvey		6,000	-	-	6,000

Alan Krigstein	(3)	-	-	-	-

Sanford Rich		8,000	-	-	8,000

L.J. Rowell		6,500	-	-	6,500

Paul Soltoff		6,000	-	-	6,000

Frederick Tecce	(2)	-

Edmond Walters		6,000	-	-	6,000

(1)	Represents board and committee meeting fees paid to our directors under our Non-Employee Director Compensation Plan.

(2)	Messrs. Adamsky, Caldwell and Tecce have assigned all of their board compensation to The Co-Investment Fund II, L.P. Mr. Tecce received no cash compensation during 2016.

(3)	Mr. Krigstein has assigned his equity compensation to Independence Blue Cross, LLC and he has declined all cash compensation.

The following table sets forth information concerning the aggregate number of options and warrants available, which are options or warrants issued, outstanding and exercisable, for non-employee directors as of December 31, 2016.

Aggregate Number of Options/Warrants Available as of December 31, 2016

Brian Adamsky (a)	-

Michael Azeez (b)	30,000

Donald Caldwell (a)	-

John Harrison (b)	30,000

Kenneth Harvey (b)	300,000

Alan Krigstein (c)	-

Sanford Rich (b)	30,000

L.J. Rowell (b)	30,000

Paul Soltoff (b)	30,000

Frederick Tecce (a)	-

Edmond Walters (b)	30,000

(a)	Messrs. Adamsky, Caldwell and Tecce have assigned all of their board compensation to The Co-Investment Fund II, L.P.
(b)	Represents warrants to purchase shares of the Company’s Series B Convertible Preferred Stock.
(c)	Mr. Krigstein has assigned his equity compensation to Independence Blue Cross, LLC.

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows information known by us with respect to the beneficial ownership of our common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as of March 29, 2017, for each of the following persons:

•	our directors;

•	our named executive officers;

•	all of our directors, director nominees and executive officers as a group; and

•	each person or group of affiliated persons or entities known by us to beneficially own 5% or more of our common stock, Series A Convertible Preferred Stock or Series B Convertible Preferred Stock.

The number of shares beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the Commission. Under these rules, beneficial ownership includes (i) any shares as to which the individual or entity has sole or shared voting power or investment power and (ii) any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 29, 2017 through the exercise of any warrant, stock option or other right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying options and warrants that are exercisable within 60 days of March 29, 2017 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The following table is based on 25,084,730 shares of Common Stock, 1,276,750 shares of Series A Convertible Preferred Stock and 5,307,212 shares of Series B Convertible Preferred Stock outstanding as of March 29, 2017. Unless otherwise indicated, the address of all individuals and entities listed below is InsPro Technologies Corporation, 1510 Chester Pike, 400 Baldwin Tower, Eddystone, Pennsylvania 19022.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Title of Class	Percent of Shares Beneficially Owned
Directors and Executive Officers:

Brian Adamsky	-	Common Stock	*
Michael Azeez	15,099,990 (4)(5)	Common Stock	26.7%
	463,333(4)(7)	Series B Preferred Stock	8.7%
Donald R. Caldwell	86,199,770 (1)(2)	Common Stock	75.2%
	1,250,000 (2)	Series A Preferred Stock	97.9%
	1,887,186 (2)(3)	Series B Preferred Stock	35.2%

Name of Beneficial Owner	Number of Shares Beneficially Owned	Title of Class	Percent of Shares Beneficially Owned
Mark Daley	1,400,000 (24)	Common Stock	3.3%
	40,000 (26)	Series A Preferred Stock	3.0%
Robert J. Oakes	9,026,813 (6)	Common Stock	16.9%
	151,250 (8)	Series A Preferred Stock	10.6%
	300,000 (10)	Series B Preferred Stock	5.4%
John Harrison	770,000 (9)(14)	Common Stock	1.8%
	1,250	Series A Preferred Stock	*
	30,000 (7)	Series B Preferred Stock	*
Kenneth Harvey	6,000,000 (11)	Common Stock	12.6%
	300,000 (10)	Series B Preferred Stock	5.4%
John Keddy	-	Common Stock	*
Alan Krigstein	-	Common Stock	*
L. J. Rowell	815,600 (14)	Common Stock	1.9%
	30,000 (7)	Series B Preferred Stock	*
Paul Soltoff	805,000 (13)(14)	Common Stock	1.9%
	1,250	Series A Preferred Stock	*
	30,000 (7)	Series B Preferred Stock	*
Sanford Rich	715,000 (13)(14)	Common Stock	1.7%
	1,250	Series A Preferred Stock	*
	30,000 (7)	Series B Preferred Stock	*
Frederick Tecce	85,688,674 (1)(2)	Common Stock	74.8%
	1,250,000 (2)	Series A Preferred Stock	97.9%
	1,887,186 (2)(3)	Series B Preferred Stock	35.2%
Anthony R. Verdi	9,085,000 (15)	Common Stock	18.0%
	151,250(8)	Series A Preferred Stock	10.6%
	300,000 (10)	Series B Preferred Stock	5.4%
Edmond Walters	5,771,613(21)	Common Stock	12.2%
	196,666 (7)	Series B Preferred Stock	3.7%

Name of Beneficial Owner	Number of Shares Beneficially Owned	Title of Class	Percent of Shares Beneficially Owned
All directors and executive officers as a group (12 persons)	135,291,700 (1)(2) (4)(5)(6)(9) (11)(13) (14)(15)(16)(17) (18) (21)	Common Stock	85.7%

	1,556,250 (23)	Series A Preferred Stock	98.7%
	3,567,185 (2)	Series B Preferred Stock	55.3%
	(4) (22)

Holders of More than Five Percent of Our Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock:

The Co-Investment Fund II, L. P.	85,688,674 (16)	Common Stock	74.8%
	1,250,000	Series A Preferred Stock	97.9%
	1,887,186 (3)	Series B Preferred Stock	35.2%

Independence Blue Cross	58,933,330 (17)	Common Stock	58.7%
	2,530,000 (7)	Series B Preferred Stock	47.4%

Azeez Investors, LLC	9,999,990 (5)	Common Stock	19.4%
	283,333	Series B Preferred Stock	5.3%

Azeez Enterprises, LP	4,500,000 (25)	Common Stock	9.8%
	150,000	Series B Preferred Stock	2.8%

John Scarpa	4,500,000 (25)	Common Stock	20.9%
	150,000	Series B Preferred Stock	6.9%

Scarpa Family Trust, 2005	11,000,010 (18)	Common Stock	20.9%
	366,667	Series B Preferred Stock	6.9%

Trustmark Insurance Company	40,000,000 (27)	Common Stock	49.1%
	2,000,000 (28)	Series B Preferred Stock	27.4%

Alvin H. Clemens	2,292,080 (19)	Common Stock	7.1%

* Less than 1%

(1)	Includes 13,157,970 shares of common stock, 10,298,080 shares underlying warrants, which are convertible within 60 days of March 29, 2017, 25,000,000 shares underlying 1,250,000 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock, and 36,543,720 shares underlying 1,827,186 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock, which are beneficially owned by Co-Investment, designee of Cross Atlantic Capital Partners, Inc. Also includes 1,200,000 shares underlying warrants which are exercisable within 60 days of March 29, 2017, to purchase 60,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock, which are beneficially owned by Co-Investment.

(2)	Represents securities owned by Co-Investment, the designee of Cross Atlantic Capital Partners, Inc., of which Brian Adamsky was secretary, treasurer and chief financial officer, of which Frederick Tecce is the managing director and of which Donald R. Caldwell is managing partner. Mr. Caldwell is also a shareholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of Co-Investment. Mr. Adamsky and Mr. Caldwell disclaim beneficial ownership of these securities, except to the extent of their pecuniary interest therein.

(3)	Includes 60,000 underlying shares underlying warrants which are exercisable within 60 days of March 29, 2017, which are beneficially owned by Co-Investment.

(4)	Includes securities owned by Azeez Investors, LLC and Azeez Enterprises, LP. Mr. Azeez is a managing member of Azeez Investors, LLC and Azeez Enterprises, LP. Mr. Azeez disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(5)	Includes 4,333,330 shares underlying warrants which are exercisable within 60 days of March 29, 2017. Includes 5,666,660 shares underlying 283,333 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(6)	Includes 3,000,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2017, to purchase 150,000 shares of Series A Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 6,000,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2017, to purchase 300,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(7)	Includes 30,000 underlying shares for warrants, which are exercisable within 60 days of March 29, 2017.

(8)	Includes 150,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2017, to purchase 150,000 shares of Series A Convertible Preferred Stock.

(9)	Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock.

(10)	Includes 300,000 shares underlying warrants, which are exercisable within 60 days of March 29, 2017.

(11)	Includes 6,000,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2017, to purchase 300,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(12)	Intentionally omitted.

(13)	Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock.

(14)	Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2017, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(15)	Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 3,000,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2017, to purchase 150,000 shares of Series A Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 6,000,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2017, to purchase 300,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(16)	Includes 10,298,080 shares underlying warrants, which are exercisable within 60 days of March 29, 2017. Includes 25,000,000 shares underlying 1,250,000 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 37,743,720 shares underlying 1,887,186 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Also includes 1,200,000 shares underlying warrants which are exercisable within 60 days of March 29, 2017, to purchase 60,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock, which are beneficially owned by Co-Investment.

(17)	Includes 8,333,330 shares underlying warrants which are exercisable within 60 days of March 29, 2017. Includes 50,000,000 shares underlying 2,500,000 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Also includes 600,000 shares underlying warrants which are exercisable within 60 days of March 29, 2017, to purchase 30,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(18)	Includes 3,666,670 shares underlying warrants which are exercisable within 60 days of March 29, 2017. Includes 7,333,340 shares underlying 366,667 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(19)	Includes 1,000,000 shares of common stock held by The Clemens-Beaver Creek Limited Partnership, of which Alvin H. Clemens is the general partner. Also includes 100,000 shares held by Mr. Clemens’s minor children.

(20)	Intentionally omitted

(21)	Includes 3,333,320 shares underlying 166,666 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2017, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(22)	Includes 1,170,000 shares underlying warrants which are exercisable within 60 days of March 29, 2017.

(23)	Includes 340,000 shares underlying warrants which are exercisable within 60 days of March 29, 2017, to purchase 340,000 shares of Series A Convertible Preferred Stock. Excludes 40,000 shares underlying a warrant which is not exercisable within 60 days of March 29, 2017, to purchase 40,000 shares of Series A Convertible Preferred Stock.

(24)	Includes 600,000 shares underlying options, which are exercisable within 60 days of March 29, 2017. Includes 800,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2017, to purchase 40,000 shares of Series A Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Excludes 1,200,000 shares underlying options, which are not exercisable within 60 days of March 29, 2017. Excludes 800,000 shares underlying a warrant which is not exercisable within 60 days of March 29, 2017, to purchase 40,000 shares of Series A Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock.

(25)	Includes 1,500,000 shares underlying warrants which are exercisable within 60 days of March 29, 2017. Includes 3,000,000 shares underlying 150,000 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(26)	Includes 40,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2017, to purchase 40,000 shares of Series A Convertible Preferred Stock. Excludes 40,000 shares underlying a warrant which is not exercisable within 60 days of March 29, 2017, to purchase 40,000 shares of Series A Convertible Preferred Stock.

(27)	Includes 40,000,000 shares underlying a warrant which is exercisable within 60 days of June 30, 2016, to purchase 2,000,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(28)	Includes 2,000,000 shares underlying warrants, which are exercisable within 60 days of June 30, 2016.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2015:

EQUITY COMPENSATION PLAN

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)

Equity compensation plans approved by security holders	4,000,000	$0.10	24,996,980

Equity compensation plans not approved by security holders(1)(2)(3)	32,600,000	$0.16	0

Total(1)(2)(3)	36,600,000	$0.15	24,996,980

(1)	Includes warrants issued as compensation, which were not part of an equity compensation plan that was approved by security holders, to four executives to purchase in aggregate 380,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), at an exercise price equal to $4.00 per share for a period of five years from the grant date of the warrants. These warrants are immediately exercisable and non transferrable. Each share of Series A Preferred Stock is convertible into 20 shares of common stock, subject to adjustment, at the option of the holder of the Series A Convertible Preferred Stock. On August 18, 2010, the board of directors of the Company granted a warrant to purchase 150,000 shares of Series A Preferred Stock to Mr. Robert Oakes. This warrant will expire on September 14, 2017. On September 14, 2011, the board of directors of the Company granted a warrant to purchase 150,000 shares of Series A Convertible Preferred Stock to Anthony R. Verdi. This warrant will expire on September 14, 2017. Also includes warrants granted on March 27, 2015 to Mr. Daley and another executive of the Company who each received warrants to purchase 80,000 shares of the Company’s Series A Preferred Stock, which in total vests as follows: 40,000 shares of Series A Preferred Stock on March 27 of each year from 2016 through 2019. These warrants will expire on March 27, 2020.

(2)	Includes warrants issued as compensation on May 22, 2014, which were not part of an equity compensation plan that was approved by security holders, to Messrs. Harvey, Oakes and Verdi to purchase in aggregate 300,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), at an exercise price equal to $3.00 per share for a period of five years from the grant date of the warrants. Also includes warrants issued as compensation on May 22, 2014, which were not part of an equity compensation plan that was approved by security holders, to Messrs. Adamsky, Azeez, Caldwell, Harrison, Rich, Rowell, Soltoff and Walters to each purchase in aggregate 30,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share for a period of five years from the grant date of the warrants. Messrs. Adamsky and Caldwell have assigned all of their board compensation including the aforementioned warrants to The Co-Investment Fund II, L.P. Also includes warrants issued as compensation on August 14, 2014, which were not part of an equity compensation plan that was approved by security holders, to Mr. Krigstein to purchase in aggregate 30,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share until May 22, 2019. Mr. Krigstein has assigned the aforementioned warrants to Independence Blue Cross, LLC. All of the aforementioned warrants are immediately exercisable and non transferrable. Each share of Series B Preferred Stock is convertible into 20 shares of common stock, subject to adjustment, at the option of the holder of the Series B Preferred Stock. Also includes warrants granted on November 13, 2015 to two executives of the Company who each received warrants to purchase 40,000 shares of the Company’s Series A Preferred Stock, which were immediately exercisable and will expire on March 27, 2020.

(3)	Assumes the warrants to purchase in aggregate 380,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share are converted into 20 shares of common stock for each share of Series A Preferred Stock, or 7,600,000 shares of common stock in aggregate, with a weighted average exercise price of $0.20 per common stock share. Also assumes the warrants to purchase in aggregate 1,250,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share are converted into 20 shares of common stock for each share of Series B Preferred Stock, or 25,000,000 shares of common stock in aggregate, with a weighted average exercise price of $0.15 per common stock share.

A description of the material terms of our equity compensation plans can be found in Note 6 – Shareholders’ Deficit – Stock Options and in the notes to the consolidated financial statements contained in Item 7 of this Annual Report on Form 10-K.

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

Director Independence

Although our common stock is not listed on NASDAQ and, as a result, we are not subject to NASDAQ’s listing standards, we voluntarily strive to comply with such standards. As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by a company’s board of directors. Our board of directors, in applying the standards for independence as defined by Rule 4200(a)(15) of the NASDAQ listing standards and Rule 10A-3(b)(1)(ii) promulgated by the Commission, has affirmatively determined that Messrs. Adamsky, Azeez, Harrison, Harvey, Krigstein, Rich, Rowell, Soltoff, Tecce and Walters are “independent” directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of D’Arelli Pruzansky, P.A. for the years ended December 31, 2016 and 2015 are set forth below:

	2016 Fees	2015 Fees

Audit Fees (1)	$87,500	$82,500
Audit Related Fees (2)	-	2,500
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$87,500	$85,000

(1)	Audit fees of D’Arelli Pruzansky, P.A. for the fiscal years ended December 31, 2016 and 2015 were for professional services rendered for the 2016 and 2015 audits and our interim quarterly reviews of our consolidated financial statements, which are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees of D’Arelli Pruzansky, P.A. for the fiscal year ended December 31, 2015 were for professional services rendered for the review of the Company’s registration statement on Form S-1.

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

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

2.2	Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 26, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.4	Certificate of Merger of HBDC II, Inc. with and into Health Benefits Direct Corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2, filed with the Commission on February 1, 2008).

3.6	Certificate of Designation with respect to shares of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2009).

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

3.8	Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2010).

Exhibit Number	Description
3.9	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2010).

3.10	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

3.11	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

3.12	Certificate of Amendment to Certificate of Incorporation filed August 20, 2014 (incorporated by reference to Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Commission on March 31, 2015).

3.13**	Certificate of Amendment to Certificate of Incorporation filed August 25, 2015.

3.14**	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock.

4.1	Securities Purchase Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.2	Registration Rights Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.3	Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.4	Registration Rights Agreement, dated October 1, 2007, by and among the Company and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.5	Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.6	Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.7	Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.8	Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

Exhibit Number	Description
4.9	Board Representation Agreement, dated March 31, 2008, between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10	Securities Purchase Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.11	Registration Rights Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.12	Preferred Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.13	Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.14	Form of Warrant (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.15	Securities Purchase Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.16	Registration Rights Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.17	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.18	Board Representation Agreement, dated September 30, 2010, by and between Health Benefits Direct Corporation and Independence Blue Cross (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.19	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.20	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.21	Note Conversion Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.22	Registration Rights Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.23	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

Exhibit Number	Description
4.24	Securities Purchase Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.25	Registration Rights Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.26	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.27	Form of Warrant (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on February 1, 2013)

4.28	Securities Purchase Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.29	Registration Rights Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.30	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.35	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.36	Securities Purchase Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.37	Registration Rights Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.38	Registration Rights Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.39	Form of Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.40	Securities Purchase Agreement, dated October 6, 2015, by and among InsPro Technologies Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

4.41	Registration Rights Agreement, dated October 6, 2015, by and among InsPro Technologies Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

4.42	Form of Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

Exhibit Number	Description
10.1	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.3	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.4	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.5	Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.6	Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006).

10.7	Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

10.8	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.9	Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.10	Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.11	Health Benefits Direct Corporation 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

10.12	InsPro Technologies Corporation Amended and Restated Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2011).

10.13	Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among the Company, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 8, 2014).

Exhibit Number	Description
10.14	Secured Convertible Promissory Note Purchase Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.15	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.16	Security Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.17	Subordination Agreement, dated as of January 30, 2015, by and among The Co-Investment Fund II, L.P., Silicon Valley Bank, InsPro Technologies Corporation, InsPro Technologies, LLC and Atiam Technologies L.P. (incorporated by reference to Exhibit 10.4 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.18	Secured Convertible Promissory Note Purchase Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.19	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.20	Amended and Restated Security Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 27, 2015 (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of InsPro Technologies Corporation

23.1**	Consent of D’Arelli Pruzansky, P.A.

31.1**	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith

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

/s/ Anthony R. Verdi	Chief Financial Officer	March 30, 2017
Anthony R. Verdi	(Principal Financial and Accounting Officer)

/s/ Donald R. Caldwell	Principal Executive Officer, Chairman	March 30, 2017
Donald R. Caldwell

/s/ Michael Azeez	Director	March 30, 2017
Michael Azeez

/s/ John Harrison	Director	March 30, 2017
John Harrison

/s/ Kenneth Harvey	Director	March 30, 2017
Kenneth Harvey

/s/ Alan Krigstein	Director	March 30, 2017
Alan Krigstein

/s/ Robert J. Oakes	Director	March 30, 2017
Robert J. Oakes

Director
Paul Soltoff

/s/ Sanford Rich	Director	March 30, 2017
Sanford Rich

/s/ L. J. Rowell	Director	March 30, 2017
L.J. Rowell

/s/ Frederick Tecce	Director	March 30, 2017
Frederick Tecce

Director
Edmond Walters

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

2.2	Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 26, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.4	Certificate of Merger of HBDC II, Inc. with and into Health Benefits Direct Corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2, filed with the Commission on February 1, 2008).

3.6	Certificate of Designation with respect to shares of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2009).

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

3.8	Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2010).

3.9	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2010).

3.10	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

3.11	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

Exhibit Number	Description
3.12	Certificate of Amendment to Certificate of Incorporation filed August 20, 2014 (incorporated by reference to Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Commission on March 31, 2015).

3.13**	Certificate of Amendment to Certificate of Incorporation filed August 25, 2015.

3.14**	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock.

4.1	Securities Purchase Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.2	Registration Rights Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.3	Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.4	Registration Rights Agreement, dated October 1, 2007, by and among the Company and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.5	Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.6	Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.7	Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.8	Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.9	Board Representation Agreement, dated March 31, 2008, between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10	Securities Purchase Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.11	Registration Rights Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

Exhibit Number	Description
4.12	Preferred Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.13	Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.14	Form of Warrant (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.15	Securities Purchase Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.16	Registration Rights Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.17	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.18	Board Representation Agreement, dated September 30, 2010, by and between Health Benefits Direct Corporation and Independence Blue Cross (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.19	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.20	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.21	Note Conversion Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.22	Registration Rights Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.23	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.24	Securities Purchase Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.25	Registration Rights Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.26	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

Exhibit Number	Description
4.27	Form of Warrant (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on February 1, 2013)

4.28	Securities Purchase Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.29	Registration Rights Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.30	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.35	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.36	Securities Purchase Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.37	Registration Rights Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.38	Form of Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.39	Securities Purchase Agreement, dated October 6, 2015, by and among InsPro Technologies Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

4.40	Registration Rights Agreement, dated October 6, 2015, by and among InsPro Technologies Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

4.41	Form of Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

10.1	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.3	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

Exhibit Number	Description
10.4	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.5	Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.6	Lease, dated July 7, 2006, between Health Benefits Direct Corporation and Radnor Properties-SDC, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2006).

10.7	Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

10.8	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.9	Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.10	Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.11	Health Benefits Direct Corporation 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

10.12	InsPro Technologies Corporation Amended and Restated Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2011).

10.13	Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among the Company, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 8, 2014).

10.14	Secured Convertible Promissory Note Purchase Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.15	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.16	Security Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

Exhibit Number	Description
10.17	Subordination Agreement, dated as of January 30, 2015, by and among The Co-Investment Fund II, L.P., Silicon Valley Bank, InsPro Technologies Corporation, InsPro Technologies, LLC and Atiam Technologies L.P. (incorporated by reference to Exhibit 10.4 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.18	Secured Convertible Promissory Note Purchase Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 29, 2017 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.19	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.20	Amended and Restated Security Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 29, 2017 (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of InsPro Technologies Corporation

23.1**	Consent of D’Arelli Pruzansky, P.A.

31.1**	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith

