Form 10-Q
period 2017-03-31
InsPro Technologies Corp
filed 2017-05-15
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Suite 400

Eddystone, Pennsylvania 19022

(Address of Principal Executive Offices) (Zip Code)

(484) 654-2200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicated by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of May 15, 2017, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,985,940	$3,161,617
Accounts receivable, net	3,747,175	2,333,817
Prepaid expenses	353,843	225,439
Other current assets	30,000	30,520
Assets of discontinued operations	7,216	8,636

Total current assets	6,124,174	5,760,029

Property and equipment, net	415,236	512,960

Total assets	$6,539,410	$6,272,989

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$4,330	$39,194
Accounts payable	5,323,438	5,460,035
Accrued expenses	576,585	436,516
Current portion of capital lease obligations	145,371	188,025
Deferred revenue	3,220,412	2,285,140

Total current liabilities	9,270,136	8,408,910

LONG TERM LIABILITIES:
Deferred revenue	1,500,000	1,500,000
Capital lease obligations	119,546	153,139

Total long term liabilities	1,619,546	1,653,139

Total liabilities	10,889,682	10,062,049

COMMITMENTS AND CONTINGENCIES: (See Note 9)

SHAREHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares designated, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	2,864,104	2,864,104
Series B convertible preferred stock; 11,000,000 shares designated, 5,307,212 shares issued and outstanding (liquidation value $15,921,636)	11,689,019	11,689,019
Common stock ($.001 par value; 500,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	48,354,058	48,268,968
Accumulated deficit	(67,298,996)	(66,652,694)

Total shareholders' deficit	(4,350,272)	(3,789,060)

Total liabilities and shareholders' deficit	$6,539,410	$6,272,989

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Revenues	$5,046,766	$6,797,271

Cost of revenues	4,108,969	5,579,569

Gross profit	937,797	1,217,702

Selling, general and administrative expenses	1,596,497	1,630,136

Operating loss from continuing operations	(658,700)	(412,434)

Other income (expense):
Gain on the sale of equipment	5,380	-
Interest expense	(5,294)	(3,978)

Total other income (expense)	86	(3,978)

Loss from continuing operations	(658,614)	(416,412)

Income from discontinued operations	12,312	13,215

Net loss	$(646,302)	$(403,197)

Net income (loss) per common share - basic and diluted:
Income (loss) from operations	$(0.02)	$(0.01)
Income from discontinued operations	-	-
Net income (loss) per common share	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(646,302)	$(403,197)
Less: income from discontinued operations	(12,312)	(13,215)
Loss from continuing operations	(658,614)	(416,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	122,938	125,635
Stock-based compensation	85,090	164,246
(Gain) on the sale of used equipment	(5,380)	-
Changes in assets and liabilities:
Accounts receivable	(1,413,358)	(2,024,034)
Prepaid expenses	(128,404)	(18,093)
Other current assets	520	2,290
Accounts payable	(136,597)	734,519
Accrued expenses	140,069	64,802
Deferred revenue	935,272	848,911

Net cash (used in) provided by continuing operations	(1,058,464)	(518,136)
Income from discontinued operations	12,312	13,215
Changes in assets of discontinued operations	1,420	5,628
Net cash provided by discontinued operations	13,732	18,843
Net cash (used in) provided by operating activities	(1,044,732)	(499,293)

Cash Flows From Investing Activities:
Purchase of property and equipment	(25,214)	(10,188)
Proceeds from the sale of equipment	5,380	-

Net cash used in investing activities	(19,834)	(10,188)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock and warrants	-	4,080
Payments on notes payable	(34,864)	(27,474)
Payments on capital leases	(76,247)	(55,224)

Net cash (used in) provided by financing activities	(111,111)	(78,618)

Net (decrease) in cash	(1,175,677)	(588,099)

Cash - beginning of the period	3,161,617	3,398,293

Cash - end of the period	$1,985,940	$2,810,194

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$5,294	$3,978

Non cash investing and financing activities:
Acquisition of equipment acquired through capital leases	$-	$131,078

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

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

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 and notes thereto and other pertinent information contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Commission”).

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2017 and 2016 include the allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, and deferred revenue.

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable and allowance for uncollectable accounts

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2017 and December 31, 2016, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $0.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of March 31, 2017 and December 31, 2016, because of the relatively short-term maturity of these instruments and their market interest rates.

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
March 31, 2017

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

The Company has adopted FASB ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of March 31, 2017, the tax years ended December 31, 2016, 2015 and 2014 are still subject to audit.

Income (loss) per common share

Basic earnings per share is computed by dividing income (loss) from continuing operations by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the adjusted net income (loss) from operations for diluted earnings per share by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The effects of common stock equivalents and potentially dilutive securities outstanding during 2017 and 2016 are excluded from the calculation of diluted income (loss) per common share because they are anti-dilutive.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's common stock equivalents include the following:

	March 31, 2017	December 31, 2016

Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	106,144,240	106,144,240
Options to purchase common stock issued and outstanding	3,400,000	4,000,000
Warrants to purchase common stock issued and outstanding	25,098,330	25,098,330
Warrants to purchase series A convertible preferred stock, issued and outstanding	7,600,000	7,600,000
Warrants to purchase series B convertible preferred stock, issued and outstanding	65,000,000	65,000,000
	232,777,570	233,377,570

Revenue recognition and deferred revenue

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
March 31, 2017

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

Effective August 18, 2015, the Company entered into a five year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated 3rd party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company materially breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation or seeks protection under bankruptcy during the term of the Reseller Agreement (each a “Refund Event”). The Reseller Fee was fully refundable if a Refund Event occurred before August 31, 2016. A Refund Event did not occur as of December 31, 2016, and as a result the Company recognized $500,000 of Reseller Fee as revenue in the year ended December 31, 2016. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $2,000,000 between September 1, 2016 and August 31, 2017, $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019. As of March 31, 2017 the Company has recorded the $2,000,000 unearned portion of the Reseller Fee in deferred revenue ($500,000 included in current liabilities and $1,500,000 included in long term liabilities).

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
March 31, 2017

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

	For the Three Months Ended March 31,
	2017	2016

Compensation, employee benefits and related taxes	$1,920,423	$2,232,355
Professional fees	1,914,984	3,012,354
Depreciation	88,149	100,214
Rent, utilities, telephone and communications	106,488	137,670
Other cost of revenues	78,925	96,976
	$4,108,969	$5,579,569

Selling, general and administrative expenses

Selling, general and administrative expenses include all selling, marketing, and other expenses not classified as cost of revenues. The following table discloses selling, general and administrative expenses as reported in the statement of operations.

	For the Three Months Ended March 31,
	2017	2016

Compensation, employee benefits and related taxes	$1,132,958	$1,008,087
Advertising and other marketing	8,735	41,720
Depreciation	34,789	25,421
Rent, utilities, telephone and communications	99,513	100,932
Professional fees	138,300	260,802
Other general and administrative	182,202	193,174
	$1,596,497	$1,630,136

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
March 31, 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2017, the Company had $2,070,717 of cash in United States bank deposits, of which $500,976 was federally insured and $1,569,741 was not federally insured.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	March 31, 2017	December 31, 2016

Client #1	28%	30%
Client #2	26%	12%
Client #3	15%	13%

The following table lists the percentage of the Company’s revenue earned from the Company’s clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the 3 Months Ended March 31,
	2017	2016

Client #1	31%	29%
Client #2	20%	23%

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

Registration rights agreements

At March 31, 2017, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements. Accordingly, no liability in respect thereof was recorded as of March 31, 2017. See Note 6 - Stockholders Deficit – Registration and Participation Rights.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), that outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to the beginning of 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. ASU 2014-09 may be adopted either retrospectively or on a modified retrospective basis whereby it would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for those contracts. The updated standard is effective for us in the first quarter of 2018 and we do not plan to early adopt. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-17 will be effective for interim and annuals periods beginning after December 15, 2016 and may be applied prospectively or retrospectively. Early adoption of the standard is permitted. The new standard is effective for the Company at the beginning of fiscal year 2017. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance. The new standard establishes a right-of-use model (ROU) asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. ASU 2016-02 is effective for the Company at the beginning of fiscal year 2019 and early adoption is permitted. Entities must adopt ASU 2016-02 on a modified retrospective basis whereby it would be applied at the beginning of the earliest comparative year. The new standard is effective for us in the first quarter of 2019 and we do not plan to early adopt. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements. Effective December 31, 2016, our only lease with a term greater than 12 months is for our Radnor office, which expired on March 31, 2017. We believe our current lease for our Eddystone office, which was extended for a 1 year term that expires on January 31, 2018, would continue to be accounted for as an operating lease under the new standard. We may enter into a new lease for office space, which may have a term greater than 12 months, in the future.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326).” For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses. The new standard is effective for the Company at the beginning of fiscal year 2019. Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Under US GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements - Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the provisions in this ASU should be followed to determine whether to disclose information about the relevant conditions and events. ASU No. 2014-15 was effective for us as of December 31, 2016.

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for the related income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. The new standard was effective for the Company at the beginning of fiscal year 2017 and there was no material impact of adopting this ASU on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments (Topic 230)”, which provides guidance for eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective retrospectively for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. The new standard is effective for the Company at the beginning of fiscal year 2018. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity

During the three months ended March 31, 2017, the Company’s net loss was $646,302 and cash used in operations was $1,044,732. As of March 31, 2017, the Company had $1,985,940 of cash, a working capital deficit of $3,145,962 and the Company’s shareholder deficit was $4,350,272. During 2016 the Company implemented cost reduction initiatives, which resulted in the reduction of expenses in 2016 as compared to 2015. During the three months ended March 31, 2017, the Company implemented additional cost reduction initiatives, which resulted in the reduction of cost of revenues of $1,470,600 and selling, general and administrative expenses of $33,639 as compared to the same period in 2016. On April 20, 2017, the Company obtained $2,000,000 of cash from its largest stockholder, The Co-Investment Fund II, L.P. (“Co-Investment”), which is described in Note 10 – Subsequent Events.

Our liquidity needs for the next 12 months and beyond are principally for the funding of our operations, payments on capital leases and the purchase of property and equipment. Based on the forgoing, management believes the Company has sufficient funds to finance its operations for a period of the next twelve months from the date of this filing.

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

The financial position of discontinued operations was as follows:

	March 31, 2017	December 31, 2016

Accounts receivable	$7,216	$8,636
Other current assets	-	-
Net current assets of discontinued operations	$7,216	$8,636

The results of discontinued operations do not include any allocated or common overhead expenses. The results of operations of discontinued operations were as follows:

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Commission and other revenue from carriers	$2,378	$3,067
eHealth Agreement	15,934	16,148

	18,312	19,215

Operating expenses:
Other general and administrative	6,000	6,000

	6,000	6,000

Income from discontinued operations	$12,312	$13,215

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	March 31, 2017	December 31, 2016
Computer equipment and software	3	$4,509,487	$4,419,412
Office equipment	4.6	145,228	158,732
Office furniture and fixtures	6.7	-	189,857
Leasehold improvements	7.1	81,933	94,620
		4,736,648	4,862,621

Less accumulated depreciation		(4,321,412)	(4,349,661)

		$415,236	$512,960

The following table discloses depreciation expense as reported in the statement of operations.

	For the Three Months Ended March 31,
	2017	2016

Depreciation included in cost of revenues	$88,149	$100,214
Depreciation included in selling, general and administrative	34,789	25,421
Total depreciation	$122,938	$125,635

NOTE 4 – NOTES PAYABLE

Notes payable at March 31, 2017, consist of a note payable for insurance premium financing on one of the Company’s insurance policies. The note commenced on May 3, 2016, has an annual interest rate of 7.99% and consists of 11 monthly payments of principal and interest of $4,358 per month commencing on June 3, 2016 and ending on April 3, 2017.

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
March 31, 2017

NOTE 5 – TRANSACTIONS WITH RELATED PARTIES

Co-Investment $2,000,000 funding Commitment

On March 29, 2017, Co-Investment provided the Company with a funding commitment letter (the “Commitment Letter”) whereby Co-Investment committed to purchase 1,000,000 shares of the Company’s new series C preferred stock, par value $0.001 per share, (“Series C Preferred Stock”) at a per share purchase price of $2.00 per share, for an aggregate purchase price of $2,000,000 (the “Commitment”). See Note 10 – Subsequent Events. The Company intends to use the net proceeds of the Commitment for working capital purposes.

The Series C Preferred Stock will be entitled to vote as a single class with the holders of the Company’s common stock, with each share of Series C Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each share of Series C Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and half (2.5) times the Series C Preferred Stock original issue price, subject to certain customary adjustments, or (B) the amount such share of Series C Preferred Stock would receive if it participated pari passu with the holders of common stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series C Preferred stock times $5.00. Series C Preferred Stock is senior to Series A Preferred Stock (as defined below) and the Series C Preferred Stock (as defined below) as it pertains to liquidation preferances.

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

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2017 and December 31, 2016, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”). As of March 31, 2017 and December 31, 2016, the Company had 41,543,655 shares of its Common Stock issued and outstanding.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	March 31, 2017	December 31, 2016

Exercise of options issued and outstanding to purchase common stock	3,400,000	4,000,000
Issuance of common shares available under the 2010 Equity Compensation Plan	25,596,980	24,996,980
Exercise of warrants issued and outstanding to purchase common stock	25,098,330	25,098,330
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	7,600,000	7,600,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	106,144,240
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	65,000,000	65,000,000

Total common stock reserved for issuance	258,374,550	258,374,550

The above table includes Common Stock reserved for non exercisable, unvested stock options and Common Stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Preferred Stock

As of March 31, 2017 and December 31, 2016, the Company’s board of directors has designated 3,437,500 shares of Series A Convertible Preferred Stock par value $0.001 per share (“Series A Preferred Stock”). As of March 31, 2017 and December 31, 2016, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding. As of March 31, 2017 and December 31, 2016, the Company has reserved 380,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

The Series A Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series A Preferred Stock having the right to 20 votes.

Upon the liquidation, sale or merger of the Company, each share of Series A Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series A Preferred Stock original issue price, or $12,767,500, subject to certain customary adjustments, or (B) the amount such share of Series A Preferred Stock would receive if it participated pari passu with the holders of Common Stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series A Preferred Stock times $10.00. Series A Preferred Stock is junior to Series B Convertible Preferred Stock par value $0.001 per share (“Series B Preferred Stock”) and the Series C Preferred Stock as it pertains to liquidation preferances.

Each share of Series A Preferred Stock is convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series A Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

For so long as any shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series A Preferred Stock is required to approve any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series A Preferred Stock or any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series A Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series A Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series A Preferred Stock with an amount per share equal to two and a half (2.5) times the Series A Preferred Stock original issue price, or $12,767,500, in aggregate for all issued and outstanding Series A Preferred Stock.

Series B Preferred Stock

As of March 31, 2017 and December 31, 2016, the Company’s board of directors has designated 11,000,000 shares of Series B Preferred Stock. As of March 31, 2017 and December 31, 2016, the Company had 5,307,212 of its Series B Preferred Stock issued and outstanding. As of March 31, 2017 and December 31, 2016, the Company has reserved 3,250,000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.

As of March 31, 2017 and December 31, 2016, upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price, or $15,921,636, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred Stock times $3.00. Series B Preferred Stock is senior to Series A Preferred Stock, and junior to the Series C Preferred Stock, as it pertains to liquidation preferances.

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

March 31, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

On February 2, 2016 the Company filed a registration statement for a rights offering on Form S-1/A, which the Commission declared effective on February 5, 2016, to distribute to shareholders excluding residents of Arizona and California at no charge, one non-transferable subscription right for each 16,615 shares of our Common Stock, 831 shares of our Series A Preferred Stock and 830 shares of our Series B Preferred Stock owned as of January 31, 2016 (the “Record Date”), either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. If the rights offering was fully subscribed the gross proceeds from the rights offering would have been approximately $2.5 million. This rights offering was designed to give all of the holders of the Company’s capital stock the opportunity to participate in an equity investment in the Company on the same economic terms as the private placement completed by the Company for an aggregate of 1,163,141 shares of Series B Preferred Stock and warrants to purchase 11,631,410 shares of Common Stock with certain accredited investors, including Co-Investment and Donald Caldwell, who is the CEO and chairman of the board of directors of the Company, Edmond Walters, who is a director of the Company, and Azeez Enterprises, LP, which is affiliated with Michael Azeez, who is a director of the Company.

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

The Company allocated $451 of the $4,080 proceeds received as a result of the rights offering, which represent the fair value of the 2016 Warrants, to additional paid in capital using a Black-Scholes option pricing model with the following assumptions: expected volatility of 259%, a risk-free interest rate of 0.51%, an expected remaining term of 1.7 years and 0% dividend yield. The remaining $3,629 of the proceeds received was allocated to the Series B Preferred Stock.

Series C Preferred Stock

See Note 10 – Subsequent Events.

Stock Options

During the three months ended March 31, 2017, options for 600,000 common shares, which were previously granted to a former executive of the Company, expired in accordance with the terms of such stock options.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

As of March 31, 2017, there were 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 25,596,980 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options and warrants in the amount of $85,090 for the three months ended March 31, 2017.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation for both options to purchase common stock and Series A Preferred Stock was $53,603 as of March 31, 2017, which will be recognized over a weighted average 2.8 years in the future.

A summary of the Company's outstanding stock options are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2016	4,000,000	$0.10	$0.06	3.44	$-

For the period ended March 31, 2017
Granted	-	-	-
Exercised	-	-	-
Expired	(600,000)	0.10	0.04

Outstanding at March 31, 2017	3,400,000	$0.10	$0.07	-	$-

Outstanding and exercisable at March 31, 2017	1,516,666	$0.10	$0.10	3.34	$-

(1) The aggregate intrinsic value is based on the $0.0625 closing price as of March 31, 2017, for the Company’s Common Stock.

Common Stock Warrants

Outstanding warrants at March 31, 2017, have an average weighted average remaining contractual life of 0.6 years. A summary of the status of the Company's outstanding common stock warrants are as follows:

Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2016	25,098,330	$0.15

For the period ended March 31, 2017
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at March 31, 2017	25,098,330	$0.15

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Series A Preferred Stock Warrants

Outstanding warrants to purchase the Company’s Series A Preferred Stock at March 31, 2017, have a remaining contractual life of 0.5 year. A summary of the status of the Company's outstanding Series A Preferred Stock warrants are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2016	380,000	$4.00

For the period ended March 31, 2017
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at March 31, 2017	380,000	$4.00

Series B Preferred Stock Warrants

Outstanding preferred stock warrants to purchase the Company’s Series B Preferred Stock at March 31, 2017 have a remaining contractual life of 2.1 years. A summary of the status of the Company's outstanding Series B Preferred Stock warrants are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2016	3,250,000	$3.00

For the period ended March 31, 2017
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at March 31, 2017	3,250,000	$3.00

Registration and Participation Rights

As of March 31, 2017, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

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

Property and equipment includes the following amounts for leases that have been capitalized:

		March 31, 2017	December 31, 2016
	Useful Life (Years)
Computer equipment and software	3	$1,576,226	$1,576,226
Leasehold improvements	3	15,011	15,011

		1,591,237	1,591,237
Less accumulated depreciation		(1,334,741)	(1,260,944)
		$256,496	$330,293

Future minimum payments required under capital leases at March 31, 2017, are as follows:

2017	$122,149
2018	130,693
2019	30,307

Total future payments	283,149
Less amount representing interest	18,232

Present value of future minimum payments	264,917
Less current portion	145,371

Long-term portion	$119,546

NOTE 8 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. An employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation. The contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $21,215 and $23,688 for the three months ended March 31, 2017 and 2016, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 9 – COMMITTMENTS AND CONTINGENCIES

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 Radnor-Chester Road, Radnor, Pennsylvania. The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The lease expired on March 31, 2017, in accordance with the terms of the lease.

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

Future minimum payments required under operating leases and service agreements at March 31, 2017, are as follows:

2017	$517,618
2018	266,591
2019	225,108
2020	15,932
thereafter	-

Total	$1,025,249

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $118,484 and $187,657 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Private Placement

On April 20, 2017, the Company completed a private placement (the “Private Placement”) with Co-Investment, which hold more than 5% of our common stock. Donald Caldwell, who is the CEO and chairman of the board of directors of the Company, is the CEO for Cross Atlantic Capital Partners, Inc., which is the managing partner of Co-Investment. The Company issued and Co-Investment purchased 1,000,000 shares of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $2,000,000 pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”). The Company intends to use the net proceeds of the Private Placement for working capital purposes. See Note 5 – Transactions With Related Parties for a description of the Series C Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 10 – SUBSEQUENT EVENTS (continued)

The Company agreed, pursuant to the terms of the Purchase Agreement, that for a period of 90 days after the effective date (the “Initial Standstill”) of the Purchase Agreement, the Company shall not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company. In addition, pursuant to the Purchase Agreement, the Company was permitted to sell up to an additional 500,000 shares of Series C Preferred Stock Units to other existing stockholders within 90 days following the Closing on substantially the same terms and conditions described above and as set forth in the Purchase Agreement.

The Purchase Agreement also provides for a customary participation right for Co-Investment, subject to certain exceptions and limitations, which grants Co-Investment the right to participate in any future capital raising financings of the Company occurring from the effective date of the Purchase Agreement until 24 months after the effective date of the Purchase Agreement. Co-Investment may participate in such financings at a level based on Co-Investment’s ownership percentage of the Company on a fully-diluted basis prior to such financing.

In connection with the Private Placement, the board of directors of the Company approved a Certificate of Designation of Series C Convertible Preferred Stock of the Company (the “Certificate of Designation”) setting forth the rights, preferences and limitations of the Series C Preferred Stock. The Company’s board of directors has designated 4,000,000 shares of Series C Preferred Stock. On April 19, 2017, the Company filed the Certificate of Designation with the Secretary of State of the State of Delaware.

The Certificate of Designation provides, among other things, that upon the liquidation, sale or merger of the Company, the holders of shares of Series C Preferred Stock are entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series C Preferred Stock original issue price, subject to certain customary adjustments, or (B) the amount such Series C Preferred Share would receive if it participated pari passu with the holders of shares of Common Stock on an as-converted basis.

Each Series C Preferred Share is convertible into 20 shares of Common Stock.

For so long as any Series C Preferred Shares are outstanding, the vote or consent of the holders of at least two-thirds of the Series C Preferred Shares is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series C Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series C Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 Series C Preferred Shares are outstanding, the vote or consent of the holders of at least two-thirds of the Series C Preferred Shares is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series C Preferred Stock with an amount per share equal to two and a half (2.5) times the Series C Preferred Stock original issue price plus any declared but unpaid dividends.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 10 – SUBSEQUENT EVENTS (continued)

On May 11, 2017, the Company completed a private placement (the “Second Private Placement”) with Azeez Enterprises, L.P., which hold more than 5% of our Series C Preferred Stock. Michael Azeez is a member of the board of directors of the Company and is the managing partner of Azeez Enterprises, L.P. The Company issued and Azeez Enterprises, L.P. purchased 75,000 shares of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $150,000 pursuant to the terms of a securities purchase agreement at essentially the same terms as those contained in the Purchase Agreement (the “Second Purchase Agreement”). Also as part of the Second Private Placement and Second Purchase Agreement with John Scarpa, which hold more than 5% of our Series B Preferred Stock. The Company issued and John Scarpa purchased 75,000 shares of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $150,000 pursuant to the terms of the Second Purchase Agreement. The Company intends to use the net proceeds of the Second Private Placement for working capital purposes.

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

Use of Estimates – Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2017 and 2016 include the allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, and deferred revenue. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Revenues

For the three months ended March 31, 2017 (“First Quarter 2017”) and for the three months ended March 31, 2016, (“First Quarter 2016”) our revenues include the following:

	For the Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Professional services, gross	$2,798,251	$4,627,058	$(1,828,807)	-39.5%
ASP revenue	1,815,840	1,690,149	125,691	7.4%
Sales of software licenses	-	10,000	(10,000)	-100.0%
Maintenance revenue	432,675	452,064	(19,389)	-4.3%
Sub-leasing and other revenue	-	18,000	(18,000)	-100.0%

Total	$5,046,766	$6,797,271	$(1,750,505)	-25.8%

•	In First Quarter 2017 our professional services revenue, gross decreased primarily as a result of lower post implementation services to a large existing client and lower implementation services to the Company’s largest client. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	In First Quarter 2017 our ASP revenue increased as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients’ access InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

•	In First Quarter 2016 we earned $10,000 of license fee revenue, which pertained to the re-sale of third party software licenses to a client in the process of implementing InsPro Enterprise.

•	In First Quarter 2017 our maintenance revenue decreased as a result of the loss of fees from 2 former clients.

•	In First Quarter 2016 sub-leasing and other revenue consisted of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties pertaining to our former Radnor office.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Compensation, employee benefits and related taxes	$1,920,423	$2,232,355	$(311,932)	-14.0%
Professional fees	1,914,984	3,012,354	(1,097,370)	-36.4%
Depreciation	88,149	100,214	(12,065)	-12.0%
Rent, utilities, telephone and communications	106,488	137,670	(31,182)	-22.6%
Other cost of revenues	78,925	96,976	(18,051)	-18.6%

	$4,108,969	$5,579,569	$(1,470,600)	-26.4%

•	In First Quarter 2017 our salaries, employee benefits and related taxes component of cost of revenues decreased as compared to First Quarter 2016 primarily as a result of decreased employee staffing.

•	In First Quarter 2017 our professional fees component of cost of revenues decreased as compared to First Quarter 2016 as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro EnterpriseTM, combined with decreased recruiting expenses.

•	In First Quarter 2017 our depreciation expense component of cost of revenues decreased as compared to First Quarter 2016 as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In First Quarter 2017 our rent, utilities, telephone and communications component of cost of revenues decreased as compared to First Quarter 2016 primarily due to lower rented space pertaining to our Eddystone office.

•	In First Quarter 2017 our other cost of revenues component of cost of revenues decreased as compared to First Quarter 2016 primarily due to lower allowance for doubtful collection expense and lower cost of 3rd party licensed software resold to clients. Other cost of revenues consisted of the cost of 3rd party licensed software resold to clients, equipment sold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $937,797 in First Quarter 2017, as compared to a gross profit of $1,217,702 in First Quarter 2016. The results from operations in First Quarter 2017 were unfavorably impacted by lower professional services revenue partially offset by lower IT consulting expenses in First Quarter 2017 as compared to First Quarter 2016.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consisted of the following:

	For the Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Compensation, employee benefits and related taxes	$1,132,958	$1,008,087	$124,871	12.4%
Advertising and other marketing	8,735	41,720	(32,985)	-79.1%
Depreciation	34,789	25,421	9,368	36.9%
Rent, utilities, telephone and communications	99,513	100,932	(1,419)	-1.4%
Professional fees	138,300	260,802	(122,502)	-47.0%
Other general and administrative	182,202	193,174	(10,972)	-5.7%

	$1,596,497	$1,630,136	$(33,639)	-2.1%

•	In First Quarter 2017 our salaries, employee benefits and related taxes increased as compared to First Quarter 2016 primarily due to severance expense pertaining to the termination of a former executive in First Quarter 2017.

•	In First Quarter 2017 our advertising and other marketing expenses decreased as compared to First Quarter 2016 primarily as a result of decreased marketing activities.

•	In First Quarter 2017 our depreciation expense increased as compared to First Quarter 2016 as a result of a greater percentage allocated to selling, general and administrative expense and a lesser percentage of depreciation allocated to cost of revenues.

•	In First Quarter 2017 our rent, utilities, telephone and communications expense decreased as compared to First Quarter 2016 due to lower rented space pertaining to our Eddystone office.

•	In First Quarter 2017 our professional fees decreased as compared to First Quarter 2016 primarily due to lower legal expenses in part due to the company’s rights offering in First Quarter 2016.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a loss from continuing operations of $658,700 in First Quarter 2017, as compared to a loss of $412,434 in First Quarter 2016.

Other income (expenses)

Interest expense increased in the First Quarter 2017 as compared to the in the First Quarter 2016 primarily due to interest on capital leases. Interest expense is attributable to interest on the capital leases and note payable for premium financing on a portion of the Company’s insurance coverages.

Gain on the sale of equipment in First Quarter 2017 is attributable to the sale of furniture and fixtures from the Company’s former Radnor office.

Gain on discontinued operations

Results from discontinued operations consisted of the following:

	For the Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Dollars	Percentage
Revenues:
Commission and other revenue from carriers	$2,378	$3,067	$(689)	-22.5%
eHealth Agreement	15,934	16,148	(214)	-1.3%

	18,312	19,215	(903)	-4.7%

Operating expenses:
Other general and administrative	6,000	6,000	-	0.0%

	6,000	6,000	-	0.0%

Income from discontinued operations	$12,312	$13,215	$(903)	-6.8%

Revenues and income from discontinued operations in the First Quarter 2017 decreased as compared to the First Quarter 2016 due to the declines in our discontinued telesales call center produced agency business. We reported a gain from discontinued operations of $0 per share in First Quarter 2017 and First Quarter 2016.

On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc. The Company earns renewal commissions from certain insurance companies and a transition policy commission pursuant to a client transition agreement with eHealth Insurance Services, Inc.

Net loss

As a result of these factors discussed above, we reported a net loss of $646,302, or $0.02 net income per share, in First Quarter 2017, as compared to a net loss of $403,197, or $0.01 net loss per share in First Quarter 2016.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017, we had a cash balance of $1,985,940 and a working capital deficit of $3,145,962.

Net cash used by operations was $1,044,732 in First Quarter 2017 as compared to $499,293 in First Quarter 2016. Impacting our cash flow from operations was our net loss of $646,302 in First Quarter 2017 as compared to our net loss of $403,197 in First Quarter 2016 and:

•	Increases in accounts receivable of $1,413,358 in First Quarter 2017, which is primarily the result of increased billings to clients primarily for professional services.

•	Increases in prepaid expenses of $128,404 in First Quarter 2017, which is primarily the result of annual software maintenance fees, which were paid in First Quarter 2017.

•	Decreases in accounts payable of $136,597 in First Quarter 2017, which is primarily the result of payments of amounts to outside IT consulting firms that were incurred prior to 2017.

•	Increases in accrued expenses of $140,069 in First Quarter 2017, which is primarily the result of accrued severance expense pertaining to the termination of a former executive in First Quarter 2017.

•	Increases in deferred revenue of $935,272 in First Quarter 2017, which is primarily the result of annual maintenance fees and to a lesser extent professional services, which were not earned in First Quarter 2017.

In addition to cash used in operating activities, we incurred the following non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $122,938 and $125,635 in First Quarter 2017 and First Quarter 2016, respectively.

•	Recorded stock-based compensation expense of $85,090 and $164,246 in First Quarter 2017 and First Quarter 2016, respectively.

Net cash used by investing activities in First Quarter 2017 was $19,834 as compared to $10,188 in First Quarter 2016.

Net cash used in financing activities in First Quarter 2017 was $111,111 as compared to $78,618 in First Quarter 2016.

•	On February 2, 2016 the Company filed a registration statement for a rights offering on Form S-1/A, which the Commission declared effective on February 5, 2016, to distribute to shareholders excluding residents of Arizona and California at no charge, one non-transferable subscription right for each 16,615 shares of our Common Stock, 831 shares of our Series A Preferred Stock and 830 shares of our Series B Preferred Stock owned as of January 31, 2016 (the “Record Date”), either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $240. A Subscription Unit consisted of 80 shares of Series B Preferred Stock and a warrant to purchase 800 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share. Effective with the expiration of the subscription rights, which occurred on March 14, 2016, holders of subscription rights exercised in aggregate 17 basic subscription rights and 0 over subscription rights for a total 17 Subscription Units. The Company received $4,080 in gross proceeds as a result of the exercise of Subscription Units. As a result of the exercise of 17 Subscription Units the Company issued effective on March 14, 2016 in aggregate 1,360 shares of Series B Preferred Stock and warrants to purchase in aggregate 13,600 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share (the “2016 Warrants”). Effective with the expiration of the subscription rights all unexercised subscription rights expired.

•	Payments on notes payable pertain to notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

Liquidity and Other Considerations

As indicated in the accompanying financial statements during the three months ended March 31, 2017, the Company’s net loss was $646,302 and cash used in operations was $1,044,732. As of March 31, 2017, the Company had $1,985,940 of cash, a working capital deficit of $3,145,962 and the Company’s shareholder deficit was $4,350,272. During 2016 the Company implemented cost reduction initiatives, which resulted in the reduction of expenses in 2016 as compared to 2015. During the three months ended March 31, 2017, the Company implemented additional cost reduction initiatives, which resulted in the reduction of cost of revenues of $1,470,600 and selling, general and administrative expenses of $33,639 as compared to the same period in 2016. Management believes these actions will reduce expenses in 2017 as compared to 2016. On March 29, 2017, the Company obtained a $2,000,000 funding commitment from its largest stockholder The Co-Investment Fund II, L.P. This funding closed on April 20, 2017, and is described in Note 10 – Subsequent Events.

Our liquidity needs for the next twelve months and beyond are principally for the funding of our operations, payments on capital leases and the purchase of property and equipment. Based on the forgoing, management believes the Company has sufficient funds to finance its operations over the next twelve months.

We intend to execute a rights offering to the Company’s stockholders whereby the Company will offer, subject to the Company obtaining all necessary regulatory approvals, the non-transferrable right for stockholders to purchase shares of the Company’s Series C Preferred Stock at the same price and on substantially the same terms and conditions issued by the Company in connection with the Private Placement and the Second Private Placement.  The details of the rights offering will be disclosed in a future Form S-1 filing.

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

Date: May 15, 2017	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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

Page 38