Form 10-Q
period 2017-06-30
InsPro Technologies Corp
filed 2017-08-14
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 14, 2017, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,177,992	$3,161,617
Accounts receivable, net	2,173,879	2,333,817
Prepaid expenses	311,622	225,439
Other current assets	-	30,520
Assets of discontinued operations	4,054	8,636

Total current assets	5,667,547	5,760,029

Property and equipment, net	326,026	512,960

Total assets	$5,993,573	$6,272,989

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$42,029	$39,194
Accounts payable	2,511,498	5,460,035
Accrued expenses	851,320	436,516
Current portion of capital lease obligations	136,901	188,025
Deferred revenue	3,356,557	2,285,140

Total current liabilities	6,898,305	8,408,910

LONG TERM LIABILITIES:
Deferred revenue	1,500,000	1,500,000
Capital lease obligations	80,886	153,139

Total long term liabilities	1,580,886	1,653,139

Total liabilities	8,479,191	10,062,049

COMMITMENTS AND CONTINGENCIES: (See Note 9)

SHAREHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares designated, 1,276,750
shares issued and outstanding (liquidation value $12,767,500)	1,277	1,277
Series B convertible preferred stock; 11,000,000 shares designated, 5,307,212
shares issued and outstanding (liquidation value $15,921,636)	5,307	5,307
Series C convertible preferred stock; 4,000,000 shares designated, 1,150,000
shares issued and outstanding (liquidation value $5,750,000)	1,150	-
Common stock ($.001 par value; 500,000,000 shares authorized,
41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	65,209,962	62,815,507
Accumulated deficit	(67,744,857)	(66,652,694)

Total shareholders' deficit	(2,485,618)	(3,789,060)

Total liabilities and shareholders' deficit	$5,993,573	$6,272,989

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$4,494,035	$4,439,300	$9,540,801	$11,236,571

Cost of revenues	3,217,178	4,662,055	7,326,147	10,241,625

Gross profit (loss)	1,276,857	(222,755)	2,214,654	994,946

Selling, general and administrative expenses	1,722,908	1,275,945	3,319,406	2,906,080

Operating loss from continuing operations	(446,051)	(1,498,700)	(1,104,752)	(1,911,134)

Other income (expense):
Gain on the sale of equipment	-	-	5,380	-
Interest expense	(4,262)	(6,481)	(9,556)	(10,459)

Total other income (expense)	(4,262)	(6,481)	(4,176)	(10,459)

Loss from continuing operations	(450,313)	(1,505,181)	(1,108,928)	(1,921,593)

Income from discontinued operations	4,452	25,277	16,765	38,493

Net loss	$(445,861)	$(1,479,904)	$(1,092,163)	$(1,883,100)

Net income (loss) per common share - basic and diluted:
Loss from operations per common share	$(0.01)	$(0.04)	$(0.03)	$(0.05)
Income from discontinued operations per common share	-	-	-	-
Net loss per common share	$(0.01)	$(0.04)	$(0.03)	$(0.05)

Weighted average common shares outstanding - basic and diluted	41,543,655	41,543,655	41,543,655	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(1,092,163)	$(1,883,100)
Less: income from discontinued operations	(16,765)	(38,493)
Loss from continuing operations	(1,108,928)	(1,921,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	212,148	253,614
Stock-based compensation	107,760	183,378
Stock based fees paid to client as a reduction to revenue	-	1,299,963
(Gain) on the sale of used equipment	(5,380)	-
Changes in assets and liabilities:
Accounts receivable	159,938	(749,675)
Prepaid expenses	(40,102)	(90,850)
Other current assets	30,520	2,710
Accounts payable	(2,948,537)	(376,295)
Accrued expenses	414,804	205,559
Deferred revenue	1,071,417	408,697

Net cash used in continuing operations	(2,106,360)	(784,492)

Income from discontinued operations	16,765	38,493
Changes in assets of discontinued operations	4,582	6,814
Net cash provided by discontinued operations	21,347	45,307

Net cash used in operating activities	(2,085,013)	(739,185)

Cash Flows From Investing Activities:
Purchase of property and equipment	(25,215)	(11,633)
Proceeds from the sale of equipment	5,380	-

Net cash used in investing activities	(19,835)	(11,633)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock	2,300,000	-
Fees paid in connection with sale of preferred stock	(12,154)	-
Gross proceeds from sale of preferred stock and warrants	-	4,080
Payments on notes payable	(43,246)	(45,345)
Payments on capital leases	(123,377)	(121,488)

Net cash provided by (used in) financing activities	2,121,223	(162,753)

Net increase (decrease) in cash	16,375	(913,571)

Cash - beginning of the period	3,161,617	3,398,293

Cash - end of the period	$3,177,992	$2,484,722

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$9,556	$10,459

Non cash investing and financing activities:
Acquisition of equipment acquired through capital leases	$-	$131,078

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

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

For purpose of comparability, certain prior period amounts have been reclassified to conform to the 2017 presentation.

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
June 30, 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable and allowance for uncollectable accounts

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2017 and December 31, 2016, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amounts of $0.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of June 30, 2017 and December 31, 2016, because of the relatively short-term maturity of these instruments and their market interest rates.

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
June 30, 2017

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

The Company has adopted FASB ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2017, the tax years ended December 31, 2016, 2015 and 2014 are still subject to audit.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's common stock equivalents include the following:

	June 30,	December 31,
	2017	2016
Series A convertible preferred stock issued and outstanding	25,535,000	25,535,000
Series B convertible preferred stock issued and outstanding	106,144,240	106,144,240
Series C convertible preferred stock issued and outstanding	23,000,000	-
Options to purchase common stock issued and outstanding	1,200,000	4,000,000
Warrants to purchase common stock issued and outstanding	25,098,330	25,098,330
Warrants to purchase series A convertible preferred stock, issued and outstanding	7,600,000	7,600,000
Warrants to purchase series B convertible preferred stock, issued and outstanding	65,000,000	65,000,000
	253,577,570	233,377,570

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

June 30, 2017

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

Effective August 18, 2015, the Company entered into a five year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated 3rd party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company materially breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation or seeks protection under bankruptcy during the term of the Reseller Agreement (each a “Refund Event”). The Reseller Fee was fully refundable if a Refund Event occurred before August 31, 2016. A Refund Event did not occur as of December 31, 2016, and as a result the Company recognized $500,000 of Reseller Fee as revenue in the year ended December 31, 2016. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $2,000,000 between September 1, 2016 and August 31, 2017, $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019. As of June 30, 2017 the Company has recorded the $2,000,000 unearned portion of the Reseller Fee in deferred revenue ($500,000 included in current liabilities and $1,500,000 included in long term liabilities).

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

 June 30, 2017

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Compensation, employee benefits and related taxes	$1,359,970	$1,797,351	$3,280,393	$4,029,706
Professional fees	1,619,427	2,555,576	3,534,411	5,567,930
Depreciation	61,341	96,093	149,490	196,307
Rent, utilities, telephone and communications	93,714	97,663	200,202	235,333
Other cost of revenues	82,726	115,372	161,651	212,349
	$3,217,178	$4,662,055	$7,326,147	$10,241,625

Selling, general and administrative expenses

Selling, general and administrative expenses include all selling, marketing, and other expenses not classified as cost of revenues. The following table discloses selling, general and administrative expenses as reported in the statement of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Compensation, employee benefits and related taxes	$1,228,003	$798,352	$2,360,961	$1,806,438
Advertising and other marketing	7,687	7,734	16,422	49,454
Depreciation	27,869	31,886	62,658	57,307
Rent, utilities, telephone and communications	51,840	103,277	151,353	204,208
Professional fees	214,560	143,750	352,860	404,552
Other general and administrative	192,949	190,946	375,152	384,121
	$1,722,908	$1,275,945	$3,319,406	$2,906,080

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

June 30, 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2017, the Company had $3,338,173 of cash in United States bank deposits, of which $500,818 was federally insured and $2,837,355 was not federally insured.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	June 30, 2017	December 31, 2016

Client #1	57%	30%
Client #2	10%	12%
Client #3	9%	13%

The following table lists the percentage of the Company’s revenue earned from the Company’s clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the 6 Months Ended June 30,
	2017	2016

Client #1	30%	24%
Client #2	19%	18%
Client #3	-	13%

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

Registration rights agreements

At June 30, 2017, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements. Accordingly, no liability in respect thereof was recorded as of June 30, 2017. See Note 6 - Stockholders Deficit – Registration and Participation Rights.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), that outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to the beginning of 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. ASU 2014-09 may be adopted either retrospectively or on a modified retrospective basis whereby it would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for those contracts. The updated standard is effective for us in the first quarter of 2018 and we do not plan to early adopt. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.[update]

In November 2015, the FASB issued ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-17 will be effective for interim and annuals periods beginning after December 15, 2016 and may be applied prospectively or retrospectively. Early adoption of the standard is permitted. The new standard is effective for the Company at the beginning of fiscal year 2017. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance. The new standard establishes a right-of-use model (ROU) asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. ASU 2016-02 is effective for the Company at the beginning of fiscal year 2019 and early adoption is permitted. Entities must adopt ASU 2016-02 on a modified retrospective basis whereby it would be applied at the beginning of the earliest comparative year. The new standard is effective for us in the first quarter of 2019 and we do not plan to early adopt. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements. We believe our current lease for our Eddystone office, which was extended for a 1 year term that expires on January 31, 2019, would continue to be accounted for as an operating lease under the new standard. We may enter into a new lease for office space, which may have a term greater than 12 months, in the future.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

 June 30, 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

During the six months ended June 30, 2017, the Company’s net loss was $1,092,163 and cash used in operations was $2,085,013. As of June 30, 2017, the Company had $3,177,992 of cash, a working capital deficit of $1,230,758 and the Company’s shareholder deficit was $2,485,618. During 2016 the Company implemented cost reduction initiatives, which resulted in the reduction of expenses in 2016 as compared to 2015. During the six months ended June 30, 2017, the Company implemented additional cost reduction initiatives, which resulted in the reduction of cost of revenues of $2,915,478 as compared to the same period in 2016. During the second quarter of 2017 the Company obtained $2,300,000 of cash from existing stockholders, which is described in Note 5 – Transactions with Related Parties.

Our liquidity needs for the next 12 months and beyond are principally for the funding of our operations, payments on capital leases and the purchase of property and equipment. Based on the forgoing, management believes the Company has sufficient funds to finance its operations for twelve months from the date of this report was issued.

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

The financial position of discontinued operations was as follows:

	June 30, 2017	December 31, 2016
Accounts receivable	$4,054	$8,636
Net current assets of discontinued operations	$4,054	$8,636

The results of discontinued operations do not include any allocated or common overhead expenses. The results of operations of discontinued operations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Commission and other revenue from carriers	$2,029	$2,492	$4,407	$5,559
Transition policy commission pursuant to the Agreement	12,059	30,264	27,993	46,412
	14,088	32,756	32,400	51,971
Operating expenses:
Other general and administrative	9,636	7,479	15,635	13,478
	9,636	7,479	15,635	13,478
Income from discontinued operations	$4,452	$25,277	$16,765	$38,493

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 June 30, 2017

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	June 30, 2017	December 31, 2016

Computer equipment and software	3	$4,509,487	$4,419,412
Office equipment	4.6	145,228	158,732
Office furniture and fixtures	6.7	-	189,857
Leasehold improvements	5.4	81,933	94,620
		4,736,648	4,862,621
Less accumulated depreciation		(4,410,622)	(4,349,661)
		$326,026	$512,960

The following table discloses depreciation expense as reported in the statement of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Depreciation included in cost of revenues	$61,341	$96,093	$149,490	$196,307
Depreciation included in selling, general and administrative	27,869	31,886	62,658	57,307
Total depreciation	$89,210	$127,979	$212,148	$253,614

NOTE 4 – NOTES PAYABLE

Notes payable at June 30, 2017, consist of a note payable for insurance premium financing on one of the Company’s insurance policies. The note commenced on May 3, 2017, has an annual interest rate of 7.99% and consists of 11 monthly payments of principal and interest of $4,358 per month commencing on June 3, 2017 and ending on April 3, 2018.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE 5 – TRANSACTIONS WITH RELATED PARTIES

Private Placements to Existing Stockholders

On April 20, 2017, the Company completed a private placement (the “Private Placement”) with The Co-Investment Fund II, L.P. (“Co-Investment”), which hold more than 5% of our common stock. Donald Caldwell, who is the CEO and chairman of the board of directors of the Company, is the CEO for Cross Atlantic Capital Partners, Inc., which is the managing partner of Co-Investment. The Company issued and Co-Investment purchased 1,000,000 shares of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $2,000,000 pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”). The Company intends to use the net proceeds of the Private Placement for working capital purposes.

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

See Note 6 - Shareholders’ Deficit – Series C Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2017 and December 31, 2016, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”). As of June 30, 2017 and December 31, 2016, the Company had 41,543,655 shares of its Common Stock issued and outstanding.

The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	June 30, 2017	December 31, 2016
Exercise of options issued and outstanding to purchase common stock	1,200,000	4,000,000
Issuance of common shares available under the 2010 Equity Compensation Plan	25,596,980	24,996,980
Exercise of warrants issued and outstanding to purchase common stock	25,098,330	25,098,330
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding
and converted into common stock	7,600,000	7,600,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	106,144,240
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding
and converted into common stock	65,000,000	65,000,000
Conversion of series C convertible preferred stock issued and outstanding into common stock	23,000,000	-

Total common stock reserved for issuance	279,174,550	258,374,550

The above table includes Common Stock reserved for non exercisable, unvested stock options and Common Stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Preferred Stock

As of June 30, 2017 and December 31, 2016, the Company’s board of directors has designated 3,437,500 shares of Series A Convertible Preferred Stock par value $0.001 per share (“Series A Preferred Stock”). As of June 30, 2017 and December 31, 2016, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding. As of June 30, 2017 and December 31, 2016, the Company has reserved 380,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

The Series A Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series A Preferred Stock having the right to 20 votes.

Upon the liquidation, sale or merger of the Company, each share of Series A Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series A Preferred Stock original issue price, or $12,767,500 in aggregate, subject to certain customary adjustments, or (B) the amount such share of Series A Preferred Stock would receive if it participated pari passu with the holders of Common Stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series A Preferred Stock times $10.00. Series A Preferred Stock is junior to Series B Convertible Preferred Stock par value $0.001 per share (“Series B Preferred Stock”) and the Series C Preferred Stock as it pertains to liquidation preferances.

Each share of Series A Preferred Stock is convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series A Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Series B Preferred Stock

As of June 30, 2017 and December 31, 2016, the Company’s board of directors has designated 11,000,000 shares of Series B Preferred Stock. As of June 30, 2017 and December 31, 2016, the Company had 5,307,212 of its Series B Preferred Stock issued and outstanding. As of June 30, 2017 and December 31, 2016, the Company has reserved 3,250,000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.

As of June 30, 2017 and December 31, 2016, upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price, or $15,921,636 in aggregate, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred Stock times $3.00. Series B Preferred Stock is senior to Series A Preferred Stock, and junior to the Series C Preferred Stock, as it pertains to liquidation preferances.

Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

June 30, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

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

The Company recorded the $2,300,000 of proceeds received as a result of the Private Placement and Second Private Placement (collectively the “2017 Private Placements”) less $12,154 of legal expenses incurred in connection with the 2017 Private Placements to Series C Preferred Stock in the amount of $1,150 and additional paid in capital in the amount of $2,286,696. See Note 5 – Transactions With Related Parties.

As of June 30, 2017 and December 31, 2016, the Company’s board of directors has designated 4,000,000 and 0 shares of Series C Preferred Stock, respectively. As of June 30, 2017 and December 31, 2016, the Company had 1,150,000 and 0 of its Series C Preferred Stock issued and outstanding.

The Series C Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series C Preferred Stock having the right to 20 votes.

Upon the liquidation, sale or merger of the Company, each share of Series C Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series C Preferred Stock original issue price, or $5,750,000 in aggregate, subject to certain customary adjustments, or (B) the amount such share of Series C Preferred Stock would receive if it participated pari passu with the holders of Common Stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series C Preferred Stock times $5.00. Series C Preferred Stock is senior to Series A Preferred Stock and to Series B Preferred Stock as it pertains to liquidation preferances.

Each share of Series C Preferred Stock is convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series C Preferred Stock.

For so long as any shares of Series C Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series C Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series C Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series C Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series C Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series C Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series C Preferred Stock with an amount per share equal to two and a half (2.5) times the Series C Preferred Stock original issue price, or $5,750,000, in aggregate for all issued and outstanding Series C Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Stock Options

During the three months ended June 30, 2017, options for 2,800,000 common shares, which were previously granted to former executives of the Company, expired in accordance with the terms of such stock options.

As of June 30, 2017, there were 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 27,796,980 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options and warrants in the amount of $107,760 for the six months ended June 30, 2017.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation for both options to purchase common stock and Series A Preferred Stock was $30,933 as of June 30, 2017, which will be recognized over a weighted average 2.6 years in the future.

A summary of the Company's outstanding stock options are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)

Outstanding at December 31, 2016	4,000,000	$0.10	$0.06	3.4	$-
For the period ended June 30, 2017
Granted	-	-	-
Exercised	-	-	-
Expired	(2,800,000)	0.10	0.04
Outstanding at June 30, 2017	1,200,000	$0.10	$0.11	3.6	$-
Outstanding and exercisable at June 30, 2017	383,333	$0.10	$0.10	3.4	$-

(1) The aggregate intrinsic value is based on the $0.035 closing price as of June 30, 2017, for the Company’s Common Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 June 30, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Common Stock Warrants

Outstanding warrants at June 30, 2017, have an average weighted average remaining contractual life of 0.4 years. A summary of the status of the Company's outstanding common stock warrants are as follows:

Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2016	25,098,330	$0.15
For the period ended June 30, 2017
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at June 30, 2017	25,098,330	$0.15

Series A Preferred Stock Warrants

Outstanding warrants to purchase the Company’s Series A Preferred Stock at June 30, 2017, have a remaining contractual life of 0.2 year. A summary of the status of the Company's outstanding Series A Preferred Stock warrants are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2016	380,000	$4.00
For the period ended June 30, 2017
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at June 30, 2017	380,000	$4.00

Series B Preferred Stock Warrants

Outstanding preferred stock warrants to purchase the Company’s Series B Preferred Stock at June 30, 2017 have a remaining contractual life of 1.9 years. A summary of the status of the Company's outstanding Series B Preferred Stock warrants are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2016	3,250,000	$3.00
For the period ended June 30, 2017
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at June 30, 2017	3,250,000	$3.00

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 June 30, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Registration and Participation Rights

As of June 30, 2017, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

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

Property and equipment includes the following amounts for leases that have been capitalized:

	Useful Life (Years)	June 30, 2017	December 31, 2016

Computer equipment and software	3	$1,576,226	$1,576,226
Leasehold improvements	3	15,011	15,011
		1,591,237	1,591,237
Less accumulated depreciation		(1,376,007)	(1,260,944)
		$215,230	$330,293

Future minimum payments required under capital leases at June 30, 2017, are as follows:

Six months ending December 31, 2017	$71,093
2018	130,693
2019	30,307
Total future payments	232,093
Less amount representing interest	14,306
Present value of future minimum payments	217,787
Less current portion	136,901
Long-term portion	$80,886

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE 8 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. An employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation. The contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $36,984 and $43,137 for the three months ended June 30, 2017 and 2016, respectively.

NOTE 9 – COMMITTMENTS AND CONTINGENCIES

On July 7, 2006, the Company entered into a lease agreement with Radnor Properties-SDC, L.P. (the “Landlord”) for the lease of 7,414 square feet of office space located in Radnor Financial Center, Building B, 150 North Radnor-Chester Road, Radnor, Pennsylvania. The term of the lease commenced on November 1, 2006, which was the date the Company, with the Landlord’s prior consent, assumed possession of the premises and the date the Landlord tendered possession of the premises to the Company following the substantial completion of the improvements required to be made by the Landlord under the lease agreement, and will expire on the last day of the 125th month following the commencement of the lease term. The annual rent increased every 12 months, starting at approximately $161,592 plus a proportionate share of the Landlord’s building expenses after the second month and ending at approximately $258,378 plus a proportionate share of the Landlord’s building expenses. Under the terms of the lease agreement, rent was waived for the first five months of the lease term with respect to 5,238 square feet and for the first twelve months for the remaining 2,176 square feet. The lease expired on March 31, 2017, in accordance with the terms of the lease.

On September 14, 2007, InsPro LLC entered into a lease agreement (the “Lease Agreement”) with BPG Officer VI Baldwin Tower L.P. (“BPG”). On April 28, 2015, InsPro LLC and BPG entered into a fifth amendment to the Lease Agreement whereby InsPro LLC and BPG agreed to amend the Lease Agreement to increase the leased office space by 6,801 rentable square feet effective April 1, 2015, through March 31, 2016, at an incremental monthly rent of $10,000. On June 9, 2016, InsPro LLC and BPG entered into a sixth amendment to the Lease Agreement whereby InsPro LLC and BPG agreed to amend the Lease Agreement to extend the term through January 31, 2018 for 17,567 of rentable square feet at a monthly cost of $28,546 for the period February 1, 2017 through January 31, 2018. On June 7, 2017, InsPro LLC and Baldwin Tower Office Building, LLC (“Landlord”) , which is the new owner and landlord for the Company’s Eddystone office building, entered into a seventh amendment to the Lease Agreement whereby InsPro LLC and Landlord agreed to amend the Lease Agreement to extend the term through January 31, 2019 for 17,567 of rentable square feet at a monthly cost of $30,010 for the period February 1, 2018 through January 31, 2019.

Future minimum payments required under operating leases and service agreements at June 30, 2017, are as follows:

Six months ending December 31, 2017	$517,618
2018	596,704
2019	255,118
2020	15,932
thereafter	-
Total	$1,385,372

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE 9 – COMMITTMENTS AND CONTINGENCIES (Continued)

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $111,825 and $142,910 for the three months ended June 30, 2017 and 2016, respectively. Rent expense was $230,309 and $330,567 for the six months ended June 30, 2017 and 2016, respectively.

Mr. Robert Oakes resigned as an executive employee effective June 30, 2017. Pursuant to Mr. Oakes’ employment agreement, Mr. Oakes will be entitled to receive; (i) continuation of his $300,000 per year base salary for a period of 12 months in accordance with the Company's normal payroll practices, less any applicable income tax withholding required under federal or state law, and subject to Section 409A of the Internal Revenue Code of 1986, as amended, and applicable guidance issued there under, and (ii) continuation for a period of 18 months after the date of termination of the benefits under benefit plans extended from time to time by the Company to its senior executives. As of June 30, 2017, the Company recorded a severance accrual connection with Mr. Oakes termination in the amount of $334,168, which is recorded in selling, general and administrative expenses and accrued liabilities. Pursuant to Mr. Oakes’ employment agreement, he is subject to non-competition and non-solicitation covenants during the term of his employment agreement and for a period of one year following his termination.

NOTE 10 – SUBSEQUENT EVENTS

Rights Offering

On July 21, 2017 the Company filed a registration statement for a rights offering on form S-1/A, which the Commission declared effective on July 21, 2017, to distribute to shareholders excluding residents of California at no charge, one non-transferable subscription right for each 9,651 shares of our Common Stock, 483 shares of our Series A Preferred Stock, 483 shares of our Series B Preferred Stock and 483 shares of our Series C Preferred Stock owned as of July 17, 2017, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. If the rights offering is fully subscribed the gross proceeds from the rights offering will be approximately $1 million. This rights offering was designed to give all of the holders of the Company’s capital stock the opportunity to participate in an equity investment in the Company on the same economic terms as the 2017 Private Placements.

The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $50. A Subscription Unit consisted of 25 shares of Series C Preferred Stock. In the event that a holder of a Subscription Unit purchases all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder will have the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights.

The subscription rights will expire on August 29, 2017 unless the Company extends the rights.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

Revenues

For the three months ended June 30, 2017 (“Second Quarter 2017”) and for the three months ended June 30, 2016, (“Second Quarter 2016”) our revenues include the following:

	For the Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Professional services, gross	$2,186,420	$3,435,439	$(1,249,019)	-36.4%
Stock-based fees paid to client	-	(1,299,963)	1,299,963	-100.0%
ASP revenue	1,942,592	1,819,472	123,120	6.8%
Maintenance revenue	365,023	446,196	(81,173)	-18.2%
Sale of equipment	-	20,126	(20,126)	-100.0%
Sub-leasing and other revenue	-	18,030	(18,030)	-100.0%

Total	$4,494,035	$4,439,300	$54,735	1.2%

•	In Second Quarter 2017 our professional services revenue, gross decreased primarily as a result of lower post implementation services to two existing clients and lower implementation services to the Company’s largest client. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	On April 4, 2016, the Company entered into an agreement with an existing client, which among other things, included a provision that the Company issue within 30 days to the client a warrant to purchase in aggregate a total of 2,000,000 shares of the Company’s Series B Preferred Stock, which is immediately exercisable (the “2016 Series B Warrants”). The 2016 Series B Warrant has a three year term, a cashless exercise provision and an exercise price of $3.00 per share. On May 4, 2016 the Company issued the 2016 Series B Warrant to the client. The fair value of the 2016 Series B Warrants was estimated on April 4, 2016, which was the date of the agreement with the client, to be $1,299,963 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 503%, risk-free interest rate: 0.38%, expected life in years: 3 based on the contract life of the 2016 Series B Warrants, and assumed dividend yield: 0%.

•	In Second Quarter 2017 our ASP revenue increased as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients’ access InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

•	In Second Quarter 2017 our maintenance revenue decreased primarily as a result of the loss of fees from two former clients.

•	In Second Quarter 2016 we sold equipment to a client as part of their implementation of InsPro Enterprise.

•	In Second Quarter 2016 sub-leasing and other revenue consisted of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties pertaining to our former Radnor office.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Compensation, employee benefits and related taxes	$1,359,970	$1,797,351	$(437,381)	-24.3%
Professional fees	1,619,427	2,555,576	(936,149)	-36.6%
Depreciation	61,341	96,093	(34,752)	-36.2%
Rent, utilities, telephone and communications	93,714	97,663	(3,949)	-4.0%
Other cost of revenues	82,726	115,372	(32,646)	-28.3%

	$3,217,178	$4,662,055	$(1,444,877)	-31.0%

•	In Second Quarter 2017 our salaries, employee benefits and related taxes component of cost of revenues decreased as compared to Second Quarter 2016 primarily as a result of decreased employee staffing.

•	In Second Quarter 2017 our professional fees component of cost of revenues decreased as compared to Second Quarter 2016 as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro EnterpriseTM, combined with decreased recruiting expenses.

•	In Second Quarter 2017 our depreciation expense component of cost of revenues decreased as compared to Second Quarter 2016 as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In Second Quarter 2017 our other cost of revenues component of cost of revenues decreased as compared to Second Quarter 2016 primarily due to lower travel expense. Other cost of revenues consisted of the cost of 3rd party licensed software resold to clients, equipment sold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $1,276,857 in Second Quarter 2017, as compared to a gross loss of $222,755 in Second Quarter 2016. The results from operations in Second Quarter 2017 were favorably impacted by lower employee and IT consulting staffing as compared to Second Quarter 2016 primarily as a result of the implementation of cost reduction initiatives.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consisted of the following:

	For the Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Compensation, employee benefits and related taxes	$1,228,003	$798,352	$429,651	53.8%
Advertising and other marketing	7,687	7,734	(47)	-0.6%
Depreciation	27,869	31,886	(4,017)	-12.6%
Rent, utilities, telephone and communications	51,840	103,277	(51,437)	-49.8%
Professional fees	214,560	143,750	70,810	49.3%
Other general and administrative	192,949	190,946	2,003	1.0%

	$1,722,908	$1,275,945	$446,963	35.0%

•	In Second Quarter 2017 our salaries, employee benefits and related taxes increased as compared to Second Quarter 2016 primarily due to severance expense pertaining to the resignation of Robert Oakes in Second Quarter 2017.

•	In Second Quarter 2017 our depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In Second Quarter 2017 our rent, utilities, telephone and communications expense decreased as compared to Second Quarter 2016 primarily due to the elimination of our former Radnor office.

•	In Second Quarter 2017 our professional fees increased as compared to Second Quarter 2016 primarily due to higher executive recruiting expenses and higher legal expenses in connection with the company’s 2017 rights offering.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a loss from continuing operations of $446,051 in Second Quarter 2017, as compared to a loss of $1,498,700 in Second Quarter 2016.

Other income (expenses)

Interest expense decreased in the Second Quarter 2017 as compared to the in the Second Quarter 2016 primarily due to interest on notes payable. Interest expense is attributable to interest on the capital leases and note payable for premium financing on a portion of the Company’s insurance coverages.

Income from discontinued operations

Results from discontinued operations consisted of the following:

	For the Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Dollars	Percentage
Revenues:
Commission and other revenue from carriers	$2,029	$2,492	$(463)	-18.6%
eHealth Agreement	12,059	30,264	(18,205)	-60.2%
	14,088	32,756	(18,668)	-57.0%
Operating expenses:
Other general and administrative	9,636	7,479	2,157	28.8%
	9,636	7,479	2,157	28.8%
Income from discontinued operations	$4,452	$25,277	$(20,825)	-82.4%

Revenues and income from discontinued operations in the Second Quarter 2017 decreased as compared to the Second Quarter 2016 due to the declines in our discontinued telesales call center produced agency business. We reported a gain from discontinued operations of $0 per share in Second Quarter 2017 and Second Quarter 2016.

On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc. The Company earns renewal commissions from certain insurance companies and a transition policy commission pursuant to a client transition agreement with eHealth Insurance Services, Inc.

Net loss

As a result of these factors discussed above, we reported a net loss of $445,861, or $0.01 net loss per share, in Second Quarter 2017, as compared to a net loss of $1,479,904, or $0.04 net loss per share in Second Quarter 2016.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

Revenues

For the six months ended June 30, 2017 (“2016 To Date”) and for the six months ended June 30, 2016 (“2016 To Date”), our revenues include the following:

	For the Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Professional services, gross	$4,984,671	$8,062,497	$(3,077,826)	-38.2%
Stock-based fees paid to client	-	(1,299,963)	1,299,963	-100.0%
ASP revenue	3,758,432	3,509,621	248,811	7.1%
Sales of software licenses	-	10,000	(10,000)	-100.0%
Maintenance revenue	797,698	898,260	(100,562)	-11.2%
Sale of equipment	-	20,126	(20,126)	-100.0%
Sub-leasing and other revenue	-	36,030	(36,030)	-100.0%

Total	$9,540,801	$11,236,571	$(1,695,770)	-15.1%

•	In 2017 To Date our professional services revenue, gross decreased primarily as a result of lower post implementation services to two large existing clients. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	On April 4, 2016, the Company entered into an agreement with an existing client, which among other things, included a provision that the Company issue within 30 days to the client a warrant to purchase in aggregate a total of 2,000,000 shares of the Company’s Series B Preferred Stock, which is immediately exercisable (the “2016 Series B Warrants”). The 2016 Series B Warrant has a three year term, a cashless exercise provision and an exercise price of $3.00 per share. On May 4, 2016 the Company issued the 2016 Series B Warrant to the client. The fair value of the 2016 Series B Warrants was estimated on April 4, 2016, which was the date of the agreement with the client, to be $1,299,963 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 503%, risk-free interest rate: 0.38%, expected life in years: 3 based on the contract life of the 2016 Series B Warrants, and assumed dividend yield: 0%.

•	In 2017 To Date our ASP revenue increased as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

•	In 2016 To Date we earned $10,000 of license fee revenue, which included the resale of third party software to an InsPro Enterprise client.

•	In 2017 To Date our maintenance revenue decreased primarily as a result of the loss of fees from two former clients.

•	In Second Quarter 2016 we sold equipment to a client as part of their implementation of InsPro Enterprise.

•	Other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Compensation, employee benefits and related taxes	$3,280,393	$4,029,706	$(749,313)	-18.6%
Professional fees	3,534,411	5,567,930	(2,033,519)	-36.5%
Depreciation	149,490	196,307	(46,817)	-23.8%
Rent, utilities, telephone and communications	200,202	235,333	(35,131)	-14.9%
Other cost of revenues	161,651	212,349	(50,698)	-23.9%

	$7,326,147	$10,241,625	$(2,915,478)	-28.5%

•	In 2017 To Date our salaries, employee benefits and related taxes component of cost of revenues decreased as compared to 2016 To Date primarily as a result of decreased employee staffing.

•	In 2017 To Date our professional fees component of cost of revenues decreased primarily as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro Enterprise™.

•	In 2017 To Date our depreciation expense component of cost of revenues decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for these assets.

•	In 2017 To Date our rent, utilities, telephone and communications expense decreased as compared to 2016 To Date primarily due to lower rented space pertaining to our Eddystone office.

•	In 2017 To Date our other cost of revenues component of cost of revenues decreased primarily due to lower travel expenses. Other cost of revenues consisted of the cost of 3rd party licensed software and equipment resold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross (Loss) Profit

As a result of the aforementioned factors, we reported a gross profit of $2,214,654 in 2017 To Date, as compared to a gross profit of $994,946 in 2016 To Date. The results from operations in 2017 To Date were favorably impacted by lower employee and IT consulting staffing as compared to Second Quarter 2016 primarily as a result of the implementation of cost reduction initiatives.

Selling, General and Administrative Expenses

Our selling, general and administrative expense consisted of the following:

	For the Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Compensation, employee benefits and related taxes	$2,360,961	$1,806,438	$554,523	30.7%
Advertising and other marketing	16,422	49,454	(33,032)	-66.8%
Depreciation	62,658	57,307	5,351	9.3%
Rent, utilities, telephone and communications	151,353	204,208	(52,855)	-25.9%
Professional fees	352,860	404,552	(51,692)	-12.8%
Other general and administrative	375,152	384,121	(8,969)	-2.3%

	$3,319,406	$2,906,080	$413,326	14.2%

•	In 2017 To Date our salaries, employee benefits and related taxes increased primarily due to severance expense pertaining to the termination of a former executive in First Quarter 2017 and the resignation of Mr. Oakes in Second Quarter 2017.

•	In 2017 To Date our advertising and other marketing expenses decreased as a result of reduced marketing activities.

•	In 2017 To Date our depreciation expense increased as compared to First Quarter 2016 as a result of a greater percentage allocated to selling, general and administrative expense and a lesser percentage of depreciation allocated to cost of revenues.

•	In 2017 To Date our rent, utilities, telephone and commissions decreased as compared to First Quarter 2016 due the elimination of our former Radnor office.

•	In 2017 To Date professional fees decreased primarily due to lower legal expenses in part due to the company’s rights offering in First Quarter 2016.

Operating loss from continuing operations

As a result of the aforementioned factors, we reported a loss from continuing operations of $1,104,752 in 2017 To Date, as compared to $1,911,134 in 2016 To Date.

Other income (expenses)

Interest expense decreased in 2017 To Date primarily due to lower interest on capital leases. Interest expense is attributable to interest on the Company’s notes payable for premium financing on a portion of the Company’s insurance coverages and capital leases.

Income from discontinued operations

Results from discontinued operations were as follows:

	For the Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Dollars	Percentage
Revenues:
Commission and other revenue from carriers	$4,407	$5,559	$(1,152)	-20.7%
Transition policy commission pursuant to the Agreement	27,993	46,412	(18,419)	-39.7%
	32,400	51,971	(19,571)	-37.7%
Operating expenses:
Other general and administrative	15,635	13,478	2,157	16.0%
	15,635	13,478	2,157	16.0%
Income from discontinued operations	$16,765	$38,493	$(21,728)	-56.4%

Revenues and income from discontinued operations decreased due to the declines in our discontinued telesales call center produced agency business.

Net loss

As a result of these factors discussed above, we reported a net loss of $1,092,163, or $0.03 net loss per share, in 2017 To Date as compared to a net loss of $1,883,100, or $0.05 net loss per share in 2016 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2017, we had a cash balance of $3,177,992 and a working capital deficit of $1,230,758.

Net cash used by operations was $2,085,013 in 2017 To Date as compared to $739,185 in 2016 To Date. Impacting our cash flow from operations was our net loss of $1,092,163 in 2017 To Date as compared to our net loss of $1,883,100 in 2016 To Date and:

•	Decreases in accounts receivable of $159,938 in 2017 To Date, which is primarily the result of the collection of billings to clients for professional services incurred in 2016.

•	Decreases in accounts payable of $2,948,537 in 2017 To Date, which is primarily the result of payments of amounts to outside IT consulting firms that were incurred prior to 2017.

•	Increases in accrued expenses of $414,804 in 2017 To Date, which is primarily the result of accrued severance expense pertaining to the termination of former executives in 2017 To Date.

•	Increases in deferred revenue of $1,071,417 in 2017 To Date, which is primarily the result of annual maintenance fees and professional services, which were not earned in 2017 To Date.

In addition to cash used in operating activities, we incurred the following non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $212,148 and $253,614 in 2017 To Date and 2016 To Date, respectively.

•	Recorded stock-based compensation expense of $107,760 and $183,378 in 2017 To Date and 2016 To Date, respectively.

•	Recorded stock based fees to client as a reduction to revenue of $1,299,963 in 2016 To Date.

Net cash used by investing activities in 2017 To Date was $19,835 as compared to $11,633 in 2016 To Date.

Net cash provided by financing activities in 2017 To Date was $2,121,223 as compared to cash used in financing activities in 2016 To Date of $162,753.

•	On April 20, 2017, the Company completed a private placement (the “Private Placement”) with The Co-Investment Fund II, L.P. (“Co-Investment”), which hold more than 5% of our common stock. Donald Caldwell, who is the CEO and chairman of the board of directors of the Company, is the CEO for Cross Atlantic Capital Partners, Inc., which is the managing partner of Co-Investment. The Company issued and Co-Investment purchased 1,000,000 shares of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $2,000,000 pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”). The Company intends to use the net proceeds of the Private Placement for working capital purposes.

o	The Company agreed, pursuant to the terms of the Purchase Agreement, that for a period of 90 days after the effective date (the “Initial Standstill”) of the Purchase Agreement, the Company shall not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company. In addition, pursuant to the Purchase Agreement, the Company was permitted to sell up to an additional 500,000 shares of Series C Preferred Stock Units to other existing stockholders within 90 days following the Closing on substantially the same terms and conditions described above and as set forth in the Purchase Agreement.

o	The Purchase Agreement also provides for a customary participation right for Co-Investment, subject to certain exceptions and limitations, which grants Co-Investment the right to participate in any future capital raising financings of the Company occurring from the effective date of the Purchase Agreement until 24 months after the effective date of the Purchase Agreement. Co-Investment may participate in such financings at a level based on Co-Investment’s ownership percentage of the Company on a fully-diluted basis prior to such financing.

•	On May 11, 2017, the Company completed a private placement (the “Second Private Placement”) with Azeez Enterprises, L.P., which hold more than 5% of our Series C Preferred Stock. Michael Azeez is a member of the board of directors of the Company and is the managing partner of Azeez Enterprises, L.P. The Company issued and Azeez Enterprises, L.P. purchased 75,000 shares of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $150,000 pursuant to the terms of a securities purchase agreement at essentially the same terms as those contained in the Purchase Agreement (the “Second Purchase Agreement”). Also as part of the Second Private Placement and Second Purchase Agreement with John Scarpa, which hold more than 5% of our Series B Preferred Stock. The Company issued and John Scarpa purchased 75,000 shares of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $150,000 pursuant to the terms of the Second Purchase Agreement.

•	On February 2, 2016 the Company filed a registration statement for a rights offering on Form S-1/A, which the Commission declared effective on February 5, 2016, to distribute to shareholders excluding residents of Arizona and California at no charge, one non-transferable subscription right for each 16,615 shares of our Common Stock, 831 shares of our Series A Preferred Stock and 830 shares of our Series B Preferred Stock owned as of January 31, 2016 (the “Record Date”), either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $240. A Subscription Unit consisted of 80 shares of Series B Preferred Stock and a warrant to purchase 800 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share. Effective with the expiration of the subscription rights, which occurred on March 14, 2016, holders of subscription rights exercised in aggregate 17 basic subscription rights and 0 over subscription rights for a total 17 Subscription Units. The Company received $4,080 in gross proceeds as a result of the exercise of Subscription Units. As a result of the exercise of 17 Subscription Units the Company issued effective on March 14, 2016 in aggregate 1,360 shares of Series B Preferred Stock and warrants to purchase in aggregate 13,600 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share (the “2016 Warrants”). Effective with the expiration of the subscription rights all unexercised subscription rights expired.

•	Payments on notes payable pertain to notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

Liquidity and Other Considerations

During the six months ended June 30, 2017, the Company’s net loss was $1,092,163 and cash used in operations was $2,085,013. As of June 30, 2017, the Company had $3,177,992 of cash, a working capital deficit of $1,230,758 and the Company’s shareholder deficit was $2,485,618. During 2016 the Company implemented cost reduction initiatives, which resulted in the reduction of expenses in 2016 as compared to 2015. During the six months ended June 30, 2017, the Company implemented additional cost reduction initiatives, which resulted in the reduction of cost of revenues of $2,915,478 as compared to the same period in 2016. During the second quarter of 2017 the Company obtained $2,300,000 of cash from existing stockholders, which is described in Note 5 – Transactions with Related Parties.

Our liquidity needs for the next 12 months and beyond are principally for the funding of our operations, payments on capital leases and the purchase of property and equipment. Based on the forgoing, management believes the Company has sufficient funds to finance its operations over the next twelve months.

As disclosed in Note 10 – Subsequent Events we are in the process of executing a rights offering to the Company’s stockholders whereby the Company will offer, subject to the Company obtaining all necessary regulatory approvals, the non-transferrable right for stockholders to purchase shares of the Company’s Series C Preferred Stock at the same price and on substantially the same terms and conditions issued by the Company in connection with the Private Placement and the Second Private Placement.  The details of the rights offering was disclosed in our prospectus filed with the SEC on July 21, 2017.

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

Item 6.	Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2017	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Principal Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification *
32.1	Principal Executive Officer’s Section 1350 Certification †
32.2	Chief Financial Officer’s Section 1350 Certification †
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

† Furnished herewith.

Page 43