Form 10-Q
period 2017-09-30
InsPro Technologies Corp
filed 2017-11-14
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 14, 2017, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,424,735	$3,161,617
Accounts receivable, net	2,610,169	2,333,817
Prepaid expenses	266,391	225,439
Other current assets	-	30,520
Assets of discontinued operations	3,152	8,636

Total current assets	6,304,447	5,760,029

Property and equipment, net	332,638	512,960

Total assets	$6,637,085	$6,272,989

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$72,098	$39,194
Accounts payable	1,967,259	5,460,035
Accrued expenses	1,106,098	436,516
Current portion of capital lease obligations	153,204	188,025
Deferred revenue	3,069,080	2,285,140
Income tax payable	13,844	-
Income tax payable on discontinued operations	656	-

Total current liabilities	6,382,239	8,408,910

LONG TERM LIABILITIES:
Deferred revenue	1,000,000	1,500,000
Capital lease obligations	103,891	153,139

Total long term liabilities	1,103,891	1,653,139

Total liabilities	7,486,130	10,062,049

COMMITMENTS AND CONTINGENCIES: (See Note 9)

SHAREHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares designated, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	1,277	1,277
Series B convertible preferred stock; 11,000,000 shares designated, 5,307,212 shares issued and outstanding (liquidation value $15,921,636)	5,307	5,307
Series C convertible preferred stock; 4,000,000 shares designated, 1,254,175 shares issued and outstanding (liquidation value $6,270,875)	1,254	-
Common stock ($.001 par value; 500,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	65,350,469	62,815,507
Accumulated deficit	(66,248,895)	(66,652,694)

Total shareholders' deficit	(849,045)	(3,789,060)

Total liabilities and shareholders' deficit	$6,637,085	$6,272,989

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$6,064,817	$5,647,379	$15,605,618	$16,883,950

Cost of revenues	3,370,999	4,322,737	10,697,146	14,564,361

Gross profit	2,693,818	1,324,642	4,908,472	2,319,589

Selling, general and administrative expenses	1,178,326	1,275,345	4,497,733	4,181,427

Operating income (loss) from continuing operations	1,515,492	49,297	410,739	(1,861,838)

Other income (expense):
Gain on the sale of equipment	-	-	5,380	-
Interest expense	(7,186)	(7,831)	(16,742)	(18,290)

Total other income (expense)	(7,186)	(7,831)	(11,362)	(18,290)

Income (loss) from continuing operations before income taxes	1,508,306	41,466	399,377	(1,880,128)

Provision for income taxes from continuing operations	13,844	-	13,844	-

Net income (loss) from continuing operations	1,494,462	41,466	385,533	(1,880,128)

Income from discontinued operations before income taxes	2,156	14,847	18,922	53,341

Provision for income taxes from discontinued operations	656	-	656	-

Net income from discontinued operations	1,500	14,847	18,266	53,341

Net income (loss)	$1,495,962	$56,313	$403,799	$(1,826,787)

Net income (loss) per common share - basic:
Income (loss) from operations per common share	$0.04	$0.01	$0.01	$(0.04)
Income from discontinued operations per common share	-	-	-	-
Net income (loss) per common share	$0.04	$0.01	$0.01	$(0.04)

Net income (loss) per common share - fully diluted:
Loss from operations per common share	$0.01	$0.01	$-	$(0.04)
Income from discontinued operations per common share	-	-	-	-
Net income (loss) per common share	$0.01	$0.01	$-	$(0.04)

Weighted average common shares outstanding - basic	41,543,655	41,543,655	41,543,655	41,543,655
Weighted average common shares outstanding - fully diluted	196,970,235	41,543,655	187,922,335	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$403,799	$(1,826,787)
Less: income from discontinued operations	(18,266)	$(53,341)
Net income (loss) from continuing operations	385,533	(1,880,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	286,270	375,256
Stock-based compensation	130,031	202,843
Stock based fees paid to client as a reduction to revenue	-	1,299,963
(Gain) on the sale of used equipment	(5,380)	-
Changes in assets and liabilities:
Accounts receivable	(276,352)	714,875
Prepaid expenses	52,014	24,695
Other current assets	30,520	2,196
Accounts payable	(3,492,776)	(659,352)
Accrued expenses	669,582	(14,854)
Deferred revenue	283,940	(435,328)
Income tax payable	13,844	-

Net cash used in continuing operations	(1,922,774)	(369,834)

Income from discontinued operations	18,266	53,341
Changes in assets of discontinued operations	5,484	8,924
Changes in liabilities of discontinued operations	656	-
Net cash provided by discontinued operations	24,406	62,265

Net cash used in operating activities	(1,898,368)	(307,569)

Cash Flows From Investing Activities:
Purchase of property and equipment	(25,445)	(30,702)
Proceeds from the sale of equipment	5,380	-

Net cash used in investing activities	(20,065)	(30,702)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock	2,508,350	-
Fees paid in connection with sale of preferred stock	(102,163)	-
Gross proceeds from sale of preferred stock and warrants	-	4,080
Payments on notes payable	(60,062)	(78,768)
Payments on capital leases	(164,574)	(193,434)

Net cash provided by (used in) financing activities	2,181,551	(268,122)

Net increase (decrease) in cash	263,118	(606,393)

Cash - beginning of the period	3,161,617	3,398,293

Cash - end of the period	$3,424,735	$2,791,900

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$16,742	$18,290
Non cash investing and financing activities:
Acquisition of equipment acquired through capital leases	$80,505	$232,135

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2017 and 2016 include the allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, valuation of deferred tax assets, and deferred revenue.

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable and allowance for uncollectable accounts

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2017 and December 31, 2016, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of September 30, 2017 and December 31, 2016, because of the relatively short-term maturity of these instruments and their market interest rates.

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
September 30, 2017

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

The Company has adopted FASB ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of September 30, 2017, the tax years ended December 31, 2016, 2015 and 2014 are still subject to audit.

Income (loss) per common share

Basic earnings per share is computed by dividing income (loss) from continuing operations by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the adjusted net income (loss) from operations for diluted earnings per share by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The effects of common stock equivalents and potentially dilutive securities outstanding during 2016 are excluded from the calculation of diluted income (loss) per common share because they are anti-dilutive.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's weighted average common shares outstanding used in computing fully diluted net income (loss) per common share include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Common stock	41,543,655	41,543,655	41,543,655	41,543,655
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	-	25,535,000	-
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	-	106,144,240	-
Conversion of series C convertible preferred stock issued and outstanding into common stock	23,747,340	-	14,699,440	-

Shares used in computing fully diluted net income (loss) per share	196,970,235	41,543,655	187,922,335	41,543,655

The Company’s issued and outstanding convertible preferred stock is convertible into common stock at a ratio of 20 common shares for each preferred share.

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

The Company’s consulting and implementation services are generally associated with the implementation or post implementation of InsPro Enterprise for either an ASP or licensed client. Implementation services include InsPro Enterprise installation, configuration and modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

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

Effective August 18, 2015, the Company entered into a five year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated 3rd party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company materially breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation or seeks protection under bankruptcy during the term of the Reseller Agreement (each a “Refund Event”). The Reseller Fee was fully refundable if a Refund Event occurred before August 31, 2016. A Refund Event did not occur as of December 31, 2016, and as a result the Company recognized $500,000 of Reseller Fee as revenue in the year ended December 31, 2016. A Refund Event did not occur as of September 30, 2017, and as a result the Company recognized $500,000 of Reseller Fee as revenue in the nine months ended September 30, 2017. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019. As of September 30, 2017 the Company has recorded the $1,500,000 unearned portion of the Reseller Fee in deferred revenue ($500,000 included in current liabilities and $1,000,000 included in long term liabilities).

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
September 30, 2017

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Compensation, employee benefits and related taxes	$1,593,138	$1,611,665	$4,873,531	$5,641,370
Professional fees	1,566,611	2,413,791	5,101,022	7,981,721
Depreciation	53,394	90,856	202,884	287,163
Rent, utilities, telephone and communications	86,250	102,784	286,452	338,117
Other cost of revenues	71,606	103,641	233,257	315,990
	$3,370,999	$4,322,737	$10,697,146	$14,564,361

Selling, general and administrative expenses

Selling, general and administrative expenses include all selling, marketing, and other expenses not classified as cost of revenues. The following table discloses selling, general and administrative expenses as reported in the statement of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Compensation, employee benefits and related taxes	$741,978	$755,185	$3,102,939	$2,561,625
Advertising and other marketing	10,297	43,022	26,719	92,476
Depreciation	20,728	30,786	83,386	88,093
Rent, utilities, telephone and communications	37,278	100,516	188,631	304,724
Professional fees	201,937	163,559	554,797	568,111
Other general and administrative	166,108	182,277	541,261	566,398
	$1,178,326	$1,275,345	$4,497,733	$4,181,427

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
September 30, 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2017, the Company had $3,474,057 of cash in United States bank deposits, of which $500,836 was federally insured and $2,973,221 was not federally insured.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	September 30, 2017	December 31, 2016

Client #1	63%	30%
Client #2	0%	12%
Client #3	0%	13%

The following table lists the percentage of the Company’s revenue earned from the Company’s clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the Nine Months Ended September 30,
	2017	2016

Client #1	33%	24%
Client #2	22%	12%

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

Registration rights agreements

At September 30, 2017, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements. Accordingly, no liability in respect thereof was recorded as of September 30, 2017. See Note 6 - Stockholders Deficit – Registration and Participation Rights.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), that outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to the beginning of 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. ASU 2014-09 may be adopted either retrospectively or on a modified retrospective basis whereby it would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for those contracts. The updated standard is effective for us in the first quarter of 2018. The Company plans to utilize the cumulative effect transition method and will adopt this standard effective January 1, 2018.

Because the Company has historically established the relative fair value of license fees, professional services, ASP services and maintenance services based on vendor-specific objective evidence (“VSOE”) for its customers and as a result historically has not been required to defer a material amount of revenue due to insufficient VSOE, the Company does not anticipate the updated standard’s requirement to establish or estimate a standalone selling price, rather than defer revenues in the absence of VSOE, to have a significant impact on the Company’s financial statements.

While we are continuing to assess all potential impacts of the new standard, we currently believe with respect to the Company’s professional services revenue, the Company generally recognizes implementation and post implementation services over time on a time and materials basis as the services are performed. These services include InsPro Enterprise installation, configuration and modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation. Once these services are performed for a client they cannot be returned by the client to the Company and the Company cannot provide the same services to any other client without substantial rework needed to satisfy another client’s needs. Once the services are performed on a time and materials basis the amounts are owed by the Client to the Company and are non-refundable. Under the updated standard, the implementation and post implementation services represent a series of performance obligations that are delivered over time on a stand-alone basis. In some instances the Company performs implementation and post implementation services at an agreed upon fixed price with an agreed upon payment schedule. When the agreed upon payment schedule is based upon the achievement of deliverables and when such payments are not refundable to the client the Company recognizes such billed amounts as receivables and as revenue when such deliverables have been delivered to a client. When the agreed upon payment schedule is not based on specific deliverables the Company recognizes the fixed price as a receivable from the client and as revenue at the point in time when such service has been completed and delivered to a client. As a result, the Company believes that its current professional services revenue recognition meets the criteria for revenue recognition under the updated standard.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

With respect to the Company’s ASP hosting and maintenance revenue, the Company provides value to its customers through continuous service and support over the duration of its contacts or arrangements with our customers. The Company currently recognizes ASP hosting and maintenance revenue ratably over the contract or arrangement period. Under the updated standard, the continuous service and support represent a series of performance obligations that are delivered over time on a stand-ready basis. As a result, the Company believes that its current ASP hosting and maintenance revenue recognition meets the criteria for revenue recognition under the updated standard.

With respect to the Company’s sale of software licenses and sale of equipment, the Company’s current revenue recognition occurs when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts (“Delivery Has Occurred”), the fee is fixed or determinable and collectability is probable. Historically the criteria Delivery Has Occurred has been the last criteria satisfied in terms of determining revenue recognition for sale of software licenses and sale of equipment. Historically the Company has recognized sale of software licenses and sale of equipment revenue when Delivery Has Occurred. Under the updated standard the Company will be required to recognize sale of software licenses and sale of equipment revenue when control of the software license or the equipment is transferred to the customer, which we believe has been when Delivery Has Occurred. As a result, the Company believes that its current sale of software licenses and sale of equipment revenue recognition meets the criteria for revenue recognition under the updated standard.

Due to the complexity of certain of our client contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and, therefore, may vary in some instances.

With respect to the Company’s Reseller Fee revenue the Company currently recognized revenue whenever a portion of the Reseller Fee is no longer subject to refund as a result of a Refund Event and at which time no portion of the Reseller Fee is subject to refund the portion of the Reseller Fee not already recognized as revenue is recognized ratably over the duration of the Reseller Agreement. Under the updated standard, the Company believes the contractual specific refund amounts and time frames pertaining to a Refund Event represent separate performance obligations over the duration of the Reseller Agreement, which the Reseller Agreement has contractually specified the prices for each separate performance deliverable. As a result, the Company believes that its current Reseller Fee revenue recognition meets the criteria for revenue recognition under the updated standard.

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
September 30, 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”).” For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses. The new standard is effective for the Company at the beginning of fiscal year 2019. Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments (Topic 230)” (“ASU 2016-15”), which provides guidance for eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective retrospectively for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. The new standard is effective for the Company at the beginning of fiscal year 2018. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

Liquidity

During the nine months ended September 30, 2017, the Company’s net income was $403,799 and cash used in operations was $1,898,368, which included the reduction of accounts payable in the amount of $3,492,776. As of September 30, 2017, the Company had $3,424,735 of cash, working capital deficit of $77,792 and the Company’s shareholder deficit was $849,045. During 2016 the Company implemented cost reduction initiatives, which resulted in the reduction of expenses in 2016 as compared to 2015. During the nine months ended September 30, 2017, the Company implemented additional cost reduction initiatives, which resulted in the reduction of cost of revenues of $3,867,215 as compared to the same period in 2016. During the second quarter of 2017 the Company obtained $2,300,000 of cash from existing stockholders, which is described in Note 5 – Transactions with Related Parties. During the third quarter of 2017 the Company obtained $208,350 of cash from existing stockholders as a result of a rights offering, which is described in Note 6 – Stockholders Deficit – Series C Preferred Stock.

Our liquidity needs for the next 12 months and beyond are principally for the funding of our operations, payments on capital leases and the purchase of property and equipment. Based on the foregoing, management believes the Company has sufficient funds to finance its operations for twelve months from the date of this report was issued.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

NOTE 2 – DISCONTINUED OPERATIONS (continued)

The financial position of discontinued operations was as follows:

	September 30, 2017	December 31, 2016

Accounts receivable	$3,152	$8,636
Net current assets of discontinued operations	$3,152	$8,636

Income tax payable on discontinued operations	$656	$-

The results of discontinued operations do not include any allocated or common overhead expenses. The results of operations of discontinued operations before income taxes were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Commission and other revenue from carriers	$1,741	$2,068	$6,148	$7,627
Transition policy commission pursuant to the Agreement	11,259	21,169	39,252	67,581

	13,000	23,237	45,400	75,208

Operating expenses:
Other general and administrative	10,844	8,390	26,478	21,867

	10,844	8,390	26,478	21,867

Income from discontinued operations before income taxes	$2,156	$14,847	$18,922	$53,341

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	September 30, 2017	December 31, 2016
Computer equipment and software	3	$4,590,221	$4,419,412
Office equipment	4.6	145,228	158,732
Office furniture and fixtures	6.7	-	189,857
Leasehold improvements	5.4	81,933	94,620
		4,817,382	4,862,621

Less accumulated depreciation		(4,484,744)	(4,349,661)

		$332,638	$512,960

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

The following table discloses depreciation expense as reported in the statement of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Depreciation included in cost of revenues	$53,394	$90,856	$202,884	$287,163
Depreciation included in selling, general and administrative	20,728	30,786	83,386	88,093
Total depreciation	$74,122	$121,642	$286,270	$375,256

NOTE 4 – NOTES PAYABLE

Notes payable at September 30, 2017, consist of two notes payable for insurance premium financing on one of the Company’s insurance policies. The first note commenced on May 3, 2017, has an annual interest rate of 7.99% and consists of 11 monthly payments of principal and interest of $4,358 per month commencing on June 3, 2017 and ending on April 3, 2018. The second note commenced on September 28, 2017, has an annual interest rate of 8.99% and consists of 10 monthly payments of principal and interest of $4,920 per month commencing on September 28, 2017 and ending on July 28, 2018.

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

NOTE 5 – TRANSACTIONS WITH RELATED PARTIES

Private Placements to Existing Stockholders

On April 20, 2017, the Company completed a private placement (the “Private Placement”) with The Co-Investment Fund II, L.P. (“Co-Investment”), which hold more than 5% of our common stock. Donald Caldwell, who is the chairman of the board of directors (the “Board”) and former CEO of the Company, is the CEO for Cross Atlantic Capital Partners, Inc., which is the managing partner of Co-Investment. The Company issued and Co-Investment purchased 1,000,000 shares of our Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), at a per share price of $2.00 for an aggregate total investment of $2,000,000 pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”). The Company intends to use the net proceeds of the Private Placement for working capital purposes.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

NOTE 5 – TRANSACTIONS WITH RELATED PARTIES (continued)

The Company agreed, pursuant to the terms of the Purchase Agreement, that for a period of 90 days after the effective date (the “Initial Standstill”) of the Purchase Agreement, the Company shall not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company. In addition, pursuant to the Purchase Agreement, the Company was permitted to sell up to an additional 500,000 shares of Series C Preferred Stock to other existing stockholders within 90 days following the Closing on substantially the same terms and conditions described above and as set forth in the Purchase Agreement.

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

On May 11, 2017, the Company completed a private placement (the “Second Private Placement”) with Azeez Enterprises, L.P., which hold more than 5% of our Series C Preferred Stock, and John Scarpa, who holds more than 5% of our Series B Preferred Stock. Michael Azeez is a member of the Board and is the managing partner of Azeez Enterprises, L.P. The Company issued and both Azeez Enterprises, L.P. and Mr. Scarpa purchased 75,000 shares each, of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $300,000 pursuant to the terms of a securities purchase agreement at essentially the same terms as those contained in the Purchase Agreement (the “Second Purchase Agreement”).

See Note 6 - Shareholders’ Deficit – Series C Preferred Stock.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2017 and December 31, 2016, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”). As of September 30, 2017 and December 31, 2016, the Company had 41,543,655 shares of its Common Stock issued and outstanding.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	September 30, 2017	December 31, 2016

Exercise of options issued and outstanding to purchase common stock	1,200,000	4,000,000
Issuance of common shares available under the 2010 Equity Compensation Plan	27,796,980	24,996,980
Exercise of warrants issued and outstanding to purchase common stock	25,098,330	25,098,330
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	500,000	7,600,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	106,144,240
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	65,000,000	65,000,000
Conversion of series C convertible preferred stock issued and outstanding into common stock	25,083,500	-

Total common stock reserved for issuance	276,358,050	258,374,550

The above table includes Common Stock reserved for non exercisable, unvested stock options and Common Stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Preferred Stock

As of September 30, 2017 and December 31, 2016, the Board has designated 3,437,500 shares of Series A Convertible Preferred Stock par value $0.001 per share (“Series A Preferred Stock”). As of September 30, 2017 and December 31, 2016, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding. As of September 30, 2017 and December 31, 2016, the Company has reserved 25,000 and 380,000 shares of Series A Preferred Stock, respectively, for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

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
September 30, 2017

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

Series B Preferred Stock

As of September 30, 2017 and December 31, 2016, the Board has designated 11,000,000 shares of Series B Preferred Stock. As of September 30, 2017 and December 31, 2016, the Company had 5,307,212 of its Series B Preferred Stock issued and outstanding. As of September 30, 2017 and December 31, 2016, the Company has reserved 3,250,000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.

As of September 30, 2017 and December 31, 2016, upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price, or $15,921,636 in aggregate, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred Stock times $3.00. Series B Preferred Stock is senior to Series A Preferred Stock, and junior to the Series C Preferred Stock, as it pertains to liquidation preferances.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

2016

On February 2, 2016 the Company filed a registration statement for a rights offering on Form S-1/A, which the Commission declared effective on February 5, 2016, to distribute to shareholders excluding residents of Arizona and California at no charge, one non-transferable subscription right for each 16,615 shares of our Common Stock, 831 shares of our Series A Preferred Stock and 830 shares of our Series B Preferred Stock owned as of January 31, 2016 (the “Record Date”), either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. If the rights offering was fully subscribed the gross proceeds from the rights offering would have been approximately $2.5 million. This rights offering was designed to give all of the holders of the Company’s capital stock the opportunity to participate in an equity investment in the Company on the same economic terms as the private placement completed by the Company for an aggregate of 1,163,141 shares of Series B Preferred Stock and warrants to purchase 11,631,410 shares of Common Stock with certain accredited investors, including Co-Investment and Donald Caldwell, who is the chairman of the Board and former CEO, Edmond Walters, who is a director of the Company, and Azeez Enterprises, LP, which is affiliated with Michael Azeez, who is a director of the Company.

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

The Company allocated $451 of the $4,080 proceeds received as a result of the rights offering, which represent the fair value of the 2016 Warrants, to additional paid in capital using a Black-Scholes option pricing model with the following assumptions: expected volatility of 259%, a risk-free interest rate of 0.51%, an expected remaining term of 1.7 years and 0% dividend yield. The remaining $3,629 of the proceeds received was allocated $1 to the Series B Preferred Stock and $3,628 to additional paid in capital.

Series C Preferred Stock

As of September 30, 2017 and December 31, 2016, the Board has designated 4,000,000 and 0 shares of Series C Preferred Stock, respectively. As of September 30, 2017 and December 31, 2016, the Company had 1,254,175 and 0 of its Series C Preferred Stock issued and outstanding.

The Series C Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series C Preferred Stock having the right to 20 votes.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

Upon the liquidation, sale or merger of the Company, each share of Series C Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series C Preferred Stock original issue price, or $6,270,875 in aggregate, subject to certain customary adjustments, or (B) the amount such share of Series C Preferred Stock would receive if it participated pari passu with the holders of Common Stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series C Preferred Stock times $5.00. Series C Preferred Stock is senior to Series A Preferred Stock and to Series B Preferred Stock as it pertains to liquidation preferances.

Each share of Series C Preferred Stock is convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series C Preferred Stock.

For so long as any shares of Series C Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series C Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series C Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series C Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series C Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series C Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series C Preferred Stock with an amount per share equal to two and a half (2.5) times the Series C Preferred Stock original issue price, or $6,270,875, in aggregate for all issued and outstanding Series C Preferred Stock.

In connection with the Private Placement, the Board approved a Certificate of Designation of Series C Convertible Preferred Stock of the Company (the “Certificate of Designation”) setting forth the rights, preferences and limitations of the Series C Preferred Stock. The Company’s board of directors has designated 4,000,000 shares of Series C Preferred stock. On April 19, 2017, the Company filed the Certificate of Designation with the Secretary of State of the State of Delaware.

2017

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

On July 17, 2017 the Company filed a registration statement for a rights offering (the “Rights Offering”) on form S-1/A, which the Commission declared effective on July 17, 2017, to distribute to shareholders excluding residents of California at no charge, one non-transferable subscription right for each 9,651 shares of our Common Stock, 483 shares of our Series A Preferred Stock, 483 shares of our Series B Preferred Stock and 483 shares of our Series C Preferred Stock owned as of July 17, 2017, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. The Rights Offering was designed to give all of the holders of the Company’s capital stock the opportunity to participate in an equity investment in the Company on the same economic terms as the 2017 Private Placements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $50. A Subscription Unit consisted of 25 shares of Series C Preferred Stock. In the event that a holder of a subscription right purchases all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder will have the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights. The subscription rights expired on August 29, 2017.

Effective with the expiration of the Rights Offering, which occurred on August 29, 2017, holders of subscription rights exercised in aggregate 167 basic subscription rights and 4,000 over subscription rights for a total 4,167 Subscription Units. As a result of the exercise of 4,167 Subscription Units the Company received $208,350 in gross proceeds and issued effective on August 29, 2017, in aggregate 104,175 shares of Series C Preferred Stock. Effective with the expiration of the Rights Offering all unexercised subscription rights expired. The Company incurred $90,009 of legal and other expenses as a result of the Rights Offering. As a result of the Rights Offering the Company recorded $104 to Series C Preferred Stock, which is the par value of the 104,175 shares issued, and $118,237 to additional paid in capital.

Stock Options

During the nine months ended September 30, 2017, options for 2,800,000 common shares, which were previously granted to former executives of the Company, expired in accordance with the terms of such stock options.

As of September 30, 2017, there were 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 27,796,980 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options and warrants in the amount of $111,427 and $18,604, respectively, for a total of $130,031 for the nine months ended September 30, 2017.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation for options to purchase common stock was $27,266 as of September 30, 2017, which will be recognized over a weighted average 2.4 years in the future.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

A summary of the Company's outstanding stock options are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2016	4,000,000	$0.10	$0.06	3.4	$-

For the period ended Calculation of weighted average years remaining
Granted	-	-	-
Exercised	-	-	-
Expired	(2,800,000)	0.10	0.04

Outstanding at Calculation of weighted average years remaining	1,200,000	$0.10	$0.10	3.3	$-

Outstanding and exercisable at Calculation of weighted average years remaining	383,333	$0.10	$0.10	3.1	$-

(1) The aggregate intrinsic value is based on the $0.032 closing price as of September 30, 2017, for the Company’s Common Stock.

Common Stock Warrants

Outstanding warrants at September 30, 2017, have an average weighted average remaining contractual life of 0.1 years.

A summary of the status of the Company's outstanding common stock warrants are as follows:

Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2016	25,098,330	$0.15
For the period ended September 30, 2017
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at September 30, 2017	25,098,330	$0.15

Series A Preferred Stock Warrants

During the nine months ended September 30, 2017, warrants to purchase 380,000 shares of the the Company’s Series A Preferred Stock, which were previously granted to a current and a former executive of the Company, expired in accordance with the terms of such warrants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

NOTE 6 – STOCKHOLDERS’ DEFICIT (Continued)

On August 16, 2017, the Company granted to an executive of the Company a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock. This warrant is immediately exercisable, has a five year term and an exercise price of $4.00 per share. The fair value of these warrants granted were estimated on the date of the grant to be $18,604 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 261%, risk-free interest rate: 1.03%, expected life in years: 5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to this warrant in salaries, commission and related taxes of $18,604 in the nine months ended September 30, 2017.

Outstanding warrants to purchase the Company’s Series A Preferred Stock at September 30, 2017, have a remaining contractual life of 4.9 years.

A summary of the status of the Company's outstanding Series A Preferred Stock warrants are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2016	380,000	$4.00

For the period ended September 30, 2017
Granted	25,000	4.00
Exercised	-	-
Expired	(380,000)	4.00
Outstanding and exercisable at September 30, 2017	25,000	$4.00

Series B Preferred Stock Warrants

Outstanding preferred stock warrants to purchase the Company’s Series B Preferred Stock at September 30, 2017 have a remaining contractual life of 1.6 years. A summary of the status of the Company's outstanding Series B Preferred Stock warrants are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2016	3,250,000	$3.00
For the period ended September 30, 2017
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at September 30, 2017	3,250,000	$3.00

Registration and Participation Rights

As of September 30, 2017, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company’s subsidiary, InsPro Technologies, LLC (“InsPro LLC”), has entered into several capital lease obligations to purchase equipment used for operations. The Company has the option to purchase the equipment at the end of each lease agreement for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized:

	Useful Life (Years)	September 30, 2017	December 31, 2016

Computer equipment and software	3	$1,656,731	$1,576,226
Leasehold improvements	3	15,011	15,011

		1,671,742	1,591,237
Less accumulated depreciation		(1,414,291)	(1,260,944)
		$257,451	$330,293

Future minimum payments required under capital leases at September 30, 2017, are as follows:

Three months ending December 31, 2017	$44,319
2018	158,950
2019	63,145
2020	16,990

Total future payments	283,404
Less amount representing interest	26,309

Present value of future minimum payments	257,095
Less current portion	153,204

Long-term portion	$103,891

NOTE 8 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. An employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation. The contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $51,912 and $61,701 for the nine months ended September 30, 2017 and 2016, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

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

On September 14, 2007, InsPro LLC entered into a lease agreement (the “Lease Agreement”) with BPG Officer VI Baldwin Tower L.P. (“BPG”). On April 28, 2015, InsPro LLC and BPG entered into a fifth amendment to the Lease Agreement whereby InsPro LLC and BPG agreed to amend the Lease Agreement to increase the leased office space by 6,801 rentable square feet effective April 1, 2015, through March 31, 2016, at an incremental monthly rent of $10,000. On June 9, 2016, InsPro LLC and BPG entered into a sixth amendment to the Lease Agreement whereby InsPro LLC and BPG agreed to amend the Lease Agreement to extend the term through January 31, 2018 for 17,567 of rentable square feet at a monthly cost of $28,546 for the period February 1, 2017 through January 31, 2018. On June 7, 2017, InsPro LLC and Baldwin Tower Office Building, LLC (“Landlord”), which is the new owner and landlord for the Company’s Eddystone office building, entered into a seventh amendment to the Lease Agreement whereby InsPro LLC and Landlord agreed to amend the Lease Agreement to extend the term through January 31, 2019 for 17,567 of rentable square feet at a monthly cost of $30,010 for the period February 1, 2018 through January 31, 2019.

Future minimum payments required under operating leases and service agreements at September 30, 2017, are as follows:

Three months ending December 31, 2017	$152,539
2018	596,704
2019	255,118
2020	15,932
thereafter	-

Total	$1,020,293

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $87,279 and $140,393 for the three months ended September 30, 2017 and 2016, respectively. Rent expense was $317,588 and $470,960 for the nine months ended September 30, 2017 and 2016, respectively.

Mr. Robert Oakes resigned as an executive employee effective June 30, 2017. Pursuant to Mr. Oakes’ employment agreement, Mr. Oakes will be entitled to receive; (i) continuation of his $300,000 per year base salary for a period of 12 months in accordance with the Company's normal payroll practices, less any applicable income tax withholding required under federal or state law, and subject to Section 409A of the Internal Revenue Code of 1986, as amended, and applicable guidance issued there under, and (ii) continuation for a period of 18 months after the date of termination of the benefits under benefit plans extended from time to time by the Company to its senior executives. As of September 30, 2017, the Company recorded a severance accrual connection with Mr. Oakes termination in the amount of $330,929, which is recorded in selling, general and administrative expenses and accrued liabilities. Pursuant to Mr. Oakes’ employment agreement, he is subject to non-competition and non-solicitation covenants during the term of his employment agreement and for a period of one year following his termination.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

NOTE 10 - INCOME TAXES

The Company has net operating loss carry forwards for federal income tax purposes of approximately $49,632,000 at September 30, 2017, the unused portion of which expires in years 2026 through 2036. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). The issuance of the Company’s Series A Preferred Stock on January 15, 2009 resulted in a change of control as defined under IRC 382.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended September 30, 2017 and 2016:

	2017	2016

Computed "expected" expense (benefit)	$117,124	$(639,375)
State tax expense (benefit), net of federal effect	12,529	(54,804)
Amortization/impairment of acquisition related assets	(3,061)	(3,752)
Stock based compensation	40,310	77,080
Stock based fees paid to client	-	493,986
Other permanent differences	24,827	12,898
Increase (decrease) in valuation allowance	(177,249)	113,967
	$14,500	$-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets were as follows:

	September 30, 2017	December 31, 2016

Deferred tax assets:
Net operating loss carry forward	$18,860,162	$19,227,610
Depreciation	84,138	88,909
Compensation expense	296,671	64,230
Deferred revenue	651,700	686,297
All Miscellaneous Other	-	2,874
Total deferred tax asset	19,892,671	20,069,920

Deferred tax liabilities	-	-
Net deferred tax asset	19,892,671	20,069,920
Less: valuation allowance	(19,892,671)	(20,069,920)
	$-	$-

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

NOTE 10 - INCOME TAXES (continued)

The Company has fully reserved the deferred tax asset in excess of the deferred tax liabilities due to the limitation on taxable income that can be offset by net operating loss carry forwards in future periods under IRC section 382 as a result of changes in control and substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance was decreased by $177,249 from the prior year.

NOTE 11 – SUBSEQUENT EVENTS

On October 9, 2017, the Company entered into an agreement with David M. Anderson to become the Chief Executive Officer of the Company. Donald Caldwell, who has been the Chief Executive Officer of the Company and an employee since January 26, 2015, stepped down from his role as Chief Executive Officer and no longer is an employee, effective as of October 9, 2017. Mr. Caldwell will remain chairman of the Board.

On October 9, 2017 the Company and Mr. Anderson entered into a written employment agreement (the “Employment Agreement”) for an initial one-year term, which term shall be automatically extended for successive one-year terms unless either the Company or Mr. Anderson provides notice of non-renewal prior to the expiration of the then current term. Pursuant to the Employment Agreement, Mr. Anderson will receive a base salary of $380,000 per year. Mr. Anderson is eligible to receive an annual bonus for each calendar year, commencing with the 2018 calendar year, based on individual and corporate performance goals established by the Board. The target annual bonus is 100% of Mr. Anderson’s base salary, but for any calendar year may range from 0% to 100% of his base salary based on the Board’s determination of the level of achievement of the applicable performance goals. Mr. Anderson is eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company. Mr. Anderson is also eligible to receive a bonus in connection with a change in control of the Company, which bonus amount depends upon the net proceeds available for distribution to the Company’s stockholders.

In addition, the Employment Agreement also provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. If, during the term of the Employment Agreement, his employment is terminated by the Company other than for “cause” or death, or by Mr. Anderson for “good reason” (each as defined in the Employment Agreement), he would be entitled to (1) continuation of his base salary at the rate in effect immediately prior to the termination date for 12 months following the termination date, (2) a lump sum payment equal to a pro-rata portion of his annual bonus as calculated based on the number of days worked in the year in which termination occurs, which bonus will be paid at the same time as bonuses are paid to other employees of the Company, and (3) if Mr. Anderson is eligible for and timely elects to receive continued health coverage under the Company’s health plan under COBRA, reimbursement of the cost of continuing coverage of the applicable benefit plans under COBRA until the earlier of (A) the date on which Mr. Anderson first becomes covered by any other equally advantageous health plan and (B) 12 months following the termination date. Mr. Anderson’s receipt of the termination payments and benefits is contingent upon execution of a general release of any and all claims arising out of or related to his employment with the Company and the termination of his employment.

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

Use of Estimates – Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2017 and 2016 include the allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, valuation of deferred tax assets, and deferred revenue. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Revenues

For the three months ended September 30, 2017 (“Third Quarter 2017”) and for the three months ended September 30, 2016, (“Third Quarter 2016”) our revenues include the following:

	For the Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Professional services, gross	$3,088,140	$3,091,399	$(3,259)	-0.1%
ASP and hosting revenue	1,926,310	1,611,466	314,844	19.5%
Software licenses	143,728	-	143,728	100.0%
Maintenance revenue	406,639	426,514	(19,875)	-4.7%
Reseller fee revenue	500,000	500,000	-	0.0%
Sub-leasing and other revenue	-	18,000	(18,000)	-100.0%

Total	$6,064,817	$5,647,379	$417,438	7.4%

•	In Third Quarter 2017 our ASP and hosting revenue increased as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients’ access InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

•	In Third Quarter 2017 we earned $143,728 of license fee revenue from an existing client. The license agreement with this client included a provision for an additional license fee as a result of the client’s policy counts exceeding a contractual threshold.

•	In Third Quarter 2017 our maintenance revenue decreased primarily as a result of the loss of fees from a former client.

•	In Third Quarter 2017 and Third Quarter 2016 we earned $500,000 of reseller fee revenue. Effective August 18, 2015, the Company entered into a 5 year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated third party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company material breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation, seeks protection under bankruptcy, or materially breaches the Reseller Agreement during the term of the Reseller Agreement (each a “Refund Event”). The Reseller Fee was fully refundable if a Refund Event occurred before August 31, 2016. A Refund Event did not occur as of September 30, 2016 and 2017, and as a result the Company recognized $500,000 of Reseller Fee as revenue in Third Quarter 2016 and Third Quarter of 2017. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019.

•	In Third Quarter 2016 sub-leasing and other revenue consisted of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties pertaining to our former Radnor office.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Compensation, employee benefits and related taxes	$1,593,138	$1,611,665	$(18,527)	-1.1%
Professional fees	1,566,611	$2,413,791	(847,180)	-35.1%
Depreciation	53,394	$90,856	(37,462)	-41.2%
Rent, utilities, telephone and communications	86,250	$102,784	(16,534)	-16.1%
Other cost of revenues	71,606	$103,641	(32,035)	-30.9%

	$3,370,999	$4,322,737	$(951,738)	-22.0%

•	In Third Quarter 2017 our salaries, employee benefits and related taxes component of cost of revenues decreased as compared to Third Quarter 2016 primarily as a result of decreased employee staffing.

•	In Third Quarter 2017 our professional fees component of cost of revenues decreased as compared to Third Quarter 2016 as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro EnterpriseTM, combined with decreased recruiting expenses.

•	In Third Quarter 2017 our depreciation expense component of cost of revenues decreased as compared to Third Quarter 2016 as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In Third Quarter 2017 our other cost component of cost of revenues decreased as compared to Third Quarter 2016 primarily due to lower travel expense. Other cost of revenues consisted of the cost of 3rd party licensed software resold to clients, equipment sold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $2,693,818 in Third Quarter 2017, as compared to a gross profit of $1,324,642 in Third Quarter 2016. The results from operations in Third Quarter 2017 were favorably impacted by higher ASP and hosting revenues from existing clients combined with lower IT consulting staffing as compared to Third Quarter 2016 primarily as a result of the implementation of cost reduction initiatives.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consisted of the following:

	For the Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Compensation, employee benefits and related taxes	$741,978	$755,185	$(13,207)	-1.7%
Advertising and other marketing	10,297	43,022	(32,725)	-76.1%
Depreciation	20,728	30,786	(10,058)	-32.7%
Rent, utilities, telephone and communications	37,278	100,516	(63,238)	-62.9%
Professional fees	201,937	163,559	38,378	23.5%
Other general and administrative	166,108	182,277	(16,169)	-8.9%

	$1,178,326	$1,275,345	$(97,019)	-7.6%

•	In Third Quarter 2017 our advertising and marketing expense decreased as a result of an overall reduction in marketing activities.

•	In Third Quarter 2017 our depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In Third Quarter 2017 our rent, utilities, telephone and communications expense decreased as compared to Third Quarter 2016 primarily due to the elimination of our former Radnor office.

•	In Third Quarter 2017 our professional fees increased as compared to Third Quarter 2016 primarily due to higher executive recruiting expenses.

•	In Third Quarter 2017 our other general and administrative expenses decreased as compared to Third Quarter 2016 primarily due to lower travel expenses.

Operating income from continuing operations before income taxes

As a result of the aforementioned factors, we reported income from continuing operations of $1,515,492 in Third Quarter 2017, as compared to $49,297 in Third Quarter 2016.

Other income (expenses)

Interest expense decreased in the Third Quarter 2017 as compared to the in the Third Quarter 2016 primarily due to interest on notes payable. Interest expense is attributable to interest on the capital leases and note payable for premium financing on a portion of the Company’s insurance coverages.

Income tax expense

The effective tax rate for Third Quarter 2017 differed from the U.S. federal statutory rate primarily due to net operating losses carried forward from prior years (“NOLs”). In computing the Company’s alternative minimum taxable income (“AMTI”) the deduction of the Company’s NOLs are limited to 90% of the Company’s NOLs without regard to alternative minimum tax.

Income from discontinued operations

Results from discontinued operations consisted of the following:

	For the Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Dollars	Percentage
Revenues:
Commission and other revenue from carriers	$1,741	$2,068	$(327)	-15.8%
eHealth Agreement	11,259	21,169	(9,910)	-46.8%

	13,000	23,237	(10,237)	-44.1%

Operating expenses:
Other general and administrative	10,844	8,390	2,454	29.2%

	10,844	8,390	2,454	29.2%

Income from discontinued operations before income taxes	$2,156	$14,847	$(12,691)	-85.5%

Revenues and income from discontinued operations in the Third Quarter 2017 decreased as compared to the Third Quarter 2016 due to the declines in our discontinued telesales call center produced agency business. We reported a gain from discontinued operations of $0 per share in Third Quarter 2017 and Third Quarter 2016.

On February 20, 2009, the Company entered into and completed the sale of its agency business to eHealth Insurance Services, Inc. The Company earns renewal commissions from certain insurance companies and a transition policy commission pursuant to a client transition agreement with eHealth Insurance Services, Inc.

Net Income

As a result of these factors discussed above, we reported net income of $1,495,962, or $0.04 per share basic and $0.01 per share on a fully diluted basis, in Third Quarter 2017, as compared to net income of $56,313, or $0.01 per share on a basic and fully diluted basis in Third Quarter 2016.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Revenues

For the nine months ended September 30, 2017 (“2017 To Date”) and for the nine months ended September 30, 2016 (“2016 To Date”), our revenues include the following:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Professional services, gross	$8,072,811	$11,153,896	$(3,081,085)	-27.6%
Stock-based fees paid to client	-	(1,299,963)	1,299,963	-100.0%
ASP and hosting revenue	5,684,742	5,121,087	563,655	11.0%
Software licenses	143,728	10,000	133,728	1337.3%
Maintenance revenue	1,204,337	1,324,774	(120,437)	-9.1%
Reseller fee revenue	500,000	500,000	-	0.0%
Sale of equipment	-	20,126	(20,126)	-100.0%
Sub-leasing and other revenue	-	54,030	(54,030)	-100.0%

Total	$15,605,618	$16,883,950	$(1,278,332)	-7.6%

•	In 2017 To Date our professional services revenue, gross decreased primarily as a result of lower post implementation services to a former client, several large existing clients and lower implementation services to the Company’s largest client as measured by 2017 to date revenue. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	On April 4, 2016, the Company entered into an agreement with the Company’s largest client, which among other things, included a provision that the Company issue within 30 days to the client a warrant to purchase in aggregate a total of 2,000,000 shares of the Company’s Series B Preferred Stock, which is immediately exercisable (the “2016 Series B Warrant”). The 2016 Series B Warrant has a three year term, a cashless exercise provision and an exercise price of $3.00 per share. On May 4, 2016 the Company issued the 2016 Series B Warrant to the client. The fair value of the 2016 Series B Warrants was estimated on April 4, 2016, which was the date of the agreement with the client, to be $1,299,963 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 503%, risk-free interest rate: 0.38%, expected life in years: 3 based on the contract life of the 2016 Series B Warrant, and assumed dividend yield: 0%.

•	In 2017 To Date our ASP revenue increased as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

•	In 2017 To Date we earned $143,728 of license fee revenue from an existing client. The license agreement with this client included a provision for an additional license fee as a result of the client’s policy counts exceeding a contractual threshold. In 2016 To Date we earned $10,000 of license fee revenue, which included the resale of third party software to an InsPro Enterprise client.

•	In 2017 To Date our maintenance revenue decreased primarily as a result of the loss of fees from three former clients.

•	In Third Quarter 2017 and Third Quarter 2016 we earned $500,000 of reseller fee revenue. Effective August 18, 2015, the Company entered into a 5 year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated 3rd party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company material breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation, seeks protection under bankruptcy, or materially breaches the Reseller Agreement during the term of the Reseller Agreement (each a “Refund Event”). The Reseller Fee was fully refundable if a Refund Event occurred before August 31, 2016. A Refund Event did not occur as of September 30, 2016 and 2017, and as a result the Company recognized $500,000 of Reseller Fee as revenue in Third Quarter 2016 and Third Quarter of 2017. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019.

•	In Third Quarter 2016 we sold equipment to a client as part of their implementation of InsPro Enterprise.

•	In 2016 To Date other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties pertaining to our former Radnor office.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Compensation, employee benefits and related taxes	$4,873,531	$5,641,370	$(767,839)	-13.6%
Professional fees	5,101,022	7,981,721	(2,880,699)	-36.1%
Depreciation	202,884	287,163	(84,279)	-29.3%
Rent, utilities, telephone and communications	286,452	338,117	(51,665)	-15.3%
Other cost of revenues	233,257	315,990	(82,733)	-26.2%

	$10,697,146	$14,564,361	$(3,867,215)	-26.6%

•	In 2017 To Date our salaries, employee benefits and related taxes component of cost of revenues decreased as compared to 2016 To Date primarily as a result of decreased employee staffing.

•	In 2017 To Date our professional fees component of cost of revenues decreased primarily as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro Enterprise™.

•	In 2017 To Date our depreciation expense component of cost of revenues decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for these assets.

•	In 2017 To Date our rent, utilities, telephone and communications expense decreased as compared to 2016 To Date primarily due to lower rented space pertaining to our Eddystone office.

•	In 2017 To Date our other cost of revenues component of cost of revenues decreased primarily due to lower travel expenses. Other cost of revenues consisted of the cost of 3rd party licensed software and equipment resold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $4,908,472 in 2017 To Date, as compared to a gross profit of $2,319,589 in 2016 To Date. The results from operations in 2017 To Date were favorably impacted by lower employee and IT consulting staffing as compared to 2016 To Date primarily as a result of the implementation of cost reduction initiatives.

Selling, General and Administrative Expenses

Our selling, general and administrative expense consisted of the following:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Compensation, employee benefits and related taxes	$3,102,939	$2,561,625	$541,314	21.1%
Advertising and other marketing	26,719	92,476	(65,757)	-71.1%
Depreciation	83,386	88,093	(4,707)	-5.3%
Rent, utilities, telephone and communications	188,631	304,724	(116,093)	-38.1%
Professional fees	554,797	568,111	(13,314)	-2.3%
Other general and administrative	541,261	566,398	(25,137)	-4.4%

	$4,497,733	$4,181,427	$316,306	7.6%

•	In 2017 To Date our salaries, employee benefits and related taxes increased primarily due to severance and other costs associated with the resignation of Mr. Oakes in the second quarter of 2017 and to a lesser extent bonus compensation.

•	In 2017 To Date our advertising and other marketing expenses decreased as a result of reduced marketing activities.

.

•	In 2017 To Date our depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In 2017 To Date our rent, utilities, telephone and commissions decreased due the elimination of our former Radnor office.

Operating income from continuing operations before income taxes

As a result of the aforementioned factors, we reported income from continuing operations before income taxes of $410,739 in 2017 To Date, as compared to a loss of $1,861,838 in 2016 To Date.

Other income (expenses)

Interest expense decreased in 2017 To Date primarily due to lower interest on capital leases. Interest expense is attributable to interest on the Company’s notes payable for premium financing on a portion of the Company’s insurance coverages and capital leases.

Income tax expense

The effective tax rate for 2017 To Date differed from the U.S. federal statutory rate primarily due to net operating losses carried forward from prior years. In computing the Company’s alternative minimum taxable income (“AMTI”) the deduction of the Company’s NOLs are limited to 90% of the Company’s NOLs without regard to alternative minimum tax.

Income from discontinued operations

Results from discontinued operations were as follows:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Dollars	Percentage
Revenues:
Commission and other revenue from carriers	$6,148	$7,627	$(1,479)	-19.4%
Transition policy commission pursuant to the Agreement	39,252	67,581	(28,329)	-41.9%

	45,400	75,208	(29,808)	-39.6%

Operating expenses:
Other general and administrative	26,478	21,867	4,611	21.1%

	26,478	21,867	4,611	21.1%

Income from discontinued operations before income taxes	$18,922	$53,341	$(34,419)	-64.5%

Revenues and income from discontinued operations decreased due to the declines in our discontinued telesales call center produced agency business.

Net income (loss)

As a result of these factors discussed above, we reported net income of $403,799, or $0.01 per share basic and $0.00 on a fully diluted basis in 2017 To Date as compared to a net loss of $1,826,787, or $0.04 net loss per share on a basic and fully diluted basis in 2016 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2017, we had a cash balance of $3,424,735 and a working capital deficit of $77,792.

Net cash used in operations was $1,898,368 in 2017 To Date as compared to net cash used in operations of $307,569 in 2016 To Date. Impacting our cash flow from operations was our net income of $403,799 in 2017 To Date as compared to our net loss of $1,826,787 in 2016 To Date and:

•	Increases in accounts receivable of $276,352 in 2017 To Date, which is primarily the result of increased billings to clients for professional services incurred in Third Quarter 2017.

•	Decreases in accounts payable of $3,492,776 in 2017 To Date, which is primarily the result of payments of amounts to outside IT consulting firms that were incurred prior to 2017. Accounts payable as of September 30, 2017 was $1,967,259.

•	Increases in accrued expenses of $669,582 in 2017 To Date, which is primarily the result of accrued severance expense pertaining to the resignation of Mr. Oakes in the second quarter of 2017 and accrued bonus compensation expense.

•	Increases in deferred revenue of $283,940 in 2017 To Date, which is primarily the result of annual maintenance fees, which were not yet earned in 2017 To Date.

In addition to cash used in operating activities, we incurred the following non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $286,270 and $375,256 in 2017 To Date and 2016 To Date, respectively.

•	Recorded stock-based compensation expense of $130,031 and $202,843 in 2017 To Date and 2016 To Date, respectively.

•	Recorded stock based fees to client as a reduction to revenue of $1,299,963 in 2016 To Date.

Net cash used by investing activities in 2017 To Date was $20,065 as compared to $30,702 in 2016 To Date.

Net cash provided by financing activities in 2017 To Date was $2,181,551 as compared to cash used in financing activities in 2016 To Date of $268,122.

•	On April 20, 2017, the Company completed a private placement (the “Private Placement”) with The Co-Investment Fund II, L.P. (“Co-Investment”), which hold more than 5% of our common stock. Donald Caldwell, who is the chairman of the board of directors and former CEO of the Company, is the CEO for Cross Atlantic Capital Partners, Inc., which is the managing partner of Co-Investment. The Company issued and Co-Investment purchased 1,000,000 shares of our Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”) at a per share price of $2.00 for an aggregate total investment of $2,000,000 pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”). The Company intends to use the net proceeds of the Private Placement for working capital purposes.

o	The Company agreed, pursuant to the terms of the Purchase Agreement, that for a period of 90 days after the effective date (the “Initial Standstill”) of the Purchase Agreement, the Company shall not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company. In addition, pursuant to the Purchase Agreement, the Company was permitted to sell up to an additional 500,000 shares of Series C Preferred Stock to other existing stockholders within 90 days following the Closing on substantially the same terms and conditions described above and as set forth in the Purchase Agreement.

o	The Purchase Agreement also provides for a customary participation right for Co-Investment, subject to certain exceptions and limitations, which grants Co-Investment the right to participate in any future capital raising financings of the Company occurring from the effective date of the Purchase Agreement until 24 months after the effective date of the Purchase Agreement. Co-Investment may participate in such financings at a level based on Co-Investment’s ownership percentage of the Company on a fully-diluted basis prior to such financing.

•	On May 11, 2017, the Company completed a private placement (the “Second Private Placement”) with Azeez Enterprises, L.P., which hold more than 5% of our Series C Preferred Stock, and John Scarpa, who holds more than 5% of our Series B Preferred Stock. Michael Azeez is a member of the Board and is the managing partner of Azeez Enterprises, L.P. The Company issued and each of Azeez Enterprises, L.P. and Mr. Scarpa purchased 75,000 shares of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $300,000 pursuant to the terms of a securities purchase agreement at essentially the same terms as those contained in the Purchase Agreement (the “Second Purchase Agreement”).

•	On July 17, 2017 the Company filed a registration statement for a rights offering (the “Rights Offering”) on form S-1/A, which the Commission declared effective on July 20, 2017, to distribute to shareholders excluding residents of California at no charge, one non-transferable subscription right for each 9,651 shares of our Common Stock, 483 shares of our Series A Preferred Stock, 483 shares of our Series B Preferred Stock and 483 shares of our Series C Preferred Stock owned as of July 17, 2017, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. The Rights Offering was designed to give all of the holders of the Company’s capital stock the opportunity to participate in an equity investment in the Company on the same economic terms as the 2017 Private Placements. The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $50. A subscription right consisted of 25 shares of Series C Preferred Stock. In the event that a holder of a Subscription Unit purchases all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder will have the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights. The Rights Offering expired on August 29, 2017. Effective with the expiration of the Rights Offering and the subscription rights, which occurred on August 29, 2017, holders of subscription rights exercised in aggregate 167 basic subscription rights and 4,000 over subscription rights for a total 4,167 Subscription Units. As a result of the exercise of 4,167 Subscription Units the Company received $208,350 in gross proceeds and issued effective on August 29, 2017, in aggregate 104,175 shares of Series C Preferred Stock. Effective with the expiration of the Rights Offering all unexercised subscription rights expired. The Company incurred $90,009 of legal and other expenses as a result of the Rights Offering.

•	On February 2, 2016 the Company filed a registration statement for a rights offering on Form S-1/A, which the Commission declared effective on February 5, 2016, to distribute to shareholders excluding residents of Arizona and California at no charge, one non-transferable subscription right for each 16,615 shares of our Common Stock, 831 shares of our Series A Preferred Stock and 830 shares of our Series B Preferred Stock owned as of January 31, 2016 (the “Record Date”), either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $240. A Subscription Unit consisted of 80 shares of Series B Preferred Stock and a warrant to purchase 800 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share. Effective with the expiration of the subscription rights, which occurred on March 14, 2016, holders of subscription rights exercised in aggregate 17 basic subscription rights and 0 over subscription rights for a total 17 Subscription Units. The Company received $4,080 in gross proceeds as a result of the exercise of Subscription Units. As a result of the exercise of 17 Subscription Units the Company issued effective on March 14, 2016 in aggregate 1,360 shares of Series B Preferred Stock and warrants to purchase in aggregate 13,600 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share (the “2016 Warrants”). Effective with the expiration of the subscription rights all unexercised subscription rights expired.

•	Payments on notes payable pertain to notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

Liquidity and Other Considerations

During the nine months ended September 30, 2017, the Company’s net income was $403,799 and cash used in operations was $1,898,368, which included the reduction of accounts payable in the amount of $3,492,776. As of September 30, 2017, the Company had $3,424,735 of cash, a working capital deficit of $77,792 and the Company’s shareholder deficit was $849,045. During 2016 the Company implemented cost reduction initiatives, which resulted in the reduction of expenses in 2016 as compared to 2015. During the nine months ended September 30, 2017, the Company implemented additional cost reduction initiatives, which resulted in the reduction of cost of revenues of $3,867,215 as compared to the same period in 2016. During the second quarter of 2017 the Company obtained $2,300,000 of cash from existing stockholders, which is described in Note 5 – Transactions with Related Parties. During the third quarter of 2017 the Company obtained $208,350 of cash from existing stockholders as a result of a rights offering, which is described in Note 6 – Stockholders Deficit – Series C Preferred Stock.

Our liquidity needs for the next 12 months and beyond are principally for the funding of our operations, payments on capital leases and the purchase of property and equipment. Based on the foregoing, management believes the Company has sufficient funds to finance its operations over the next twelve months.

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

Date: November 14, 2017	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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

Page 46