Form 10-K
period 2017-12-31
InsPro Technologies Corp
filed 2018-03-30
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes  ☐   No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates at June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $971,905. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 30, 2016.

As of March 30, 2018, there were 41,543,655 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

During 2017, we earned $21,694,921 in revenue of which 38% was earned from Trustmark Insurance Company and 20% earned from various subsidiaries of Cap Gemini S.A.

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

An InsPro EnterpriseTM software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location, which may be used to drive a production and model office instance of the application. The ASP Hosting Service enables a client to lease InsPro Enterprise, paying only for that capacity required to support its business. ASP hosting clients access an instance of InsPro Enterprise installed on our servers located at a third party’s site. The ASP Hosting Service can also enable a client to outsource its application management of its perpetually licensed InsPro Enterprise software to InsPro Technologies.

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

InsPro Technologies utilizes several outside IT consulting firms, who assist us with InsPro Technologies’ implementation and post implementation services to our clients. Implementation services include assisting clients in setting up their insurance products in InsPro Enterprise, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

Competition

The market for insurance policy administration systems and services is very competitive, rapidly evolving, highly fragmented and subject to technological change. Many of our competitors are more established than we are and have greater name recognition, a larger customer base and greater financial, technical and marketing resources than InsPro Technologies.

InsPro Technologies is focused on the group voluntary (workplace) life and health products, senior health, disability, affinity, long term care and association segments of the insurance industry. InsPro Technologies competes with companies such as Accenture (Accenture Life Insurance & Annuity Platform), Synnex Corporation (Concentrix/GIAS and Genelco Software Solutions), Computer Sciences Corporation (FutureFirst), EXLService Holdings (LifePro), Majesco, and Fiserv Inc. (ID3), as well as with such smaller enterprises as Management Data, Inc. and , Flexible Architecture, Simplified Technology, which is a privately held company that provides Fast Insurance Components. To compete we use best practice technologies and methods incorporated into InsPro EnterpriseTM, which provides customers with a user-friendly, flexible, modular and cost-effective insurance administrative software system. InsPro Enterprise’s modular design, scalability and ASP hosting service option makes InsPro Enterprise a compelling insurance administrative system for clients ranging from small third party administrators to the largest insurance carriers.

Employees

As of December 31, 2017 we had 62 full time and 1 part time employees for a total of 63 employees. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement. We believe that the relationship between our management and our employees is good.

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

Our principal executive offices and the officers are located at 1510 Chester Pike, 400 Baldwin Tower, Eddystone, Pennsylvania 19022. Our telephone number is (484) 654-2200. The web site of our wholly-owned subsidiary InsPro Technologies, LLC is www.inspro.com.

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

We do not own any real estate.

We lease approximately 17,567 square feet of space in Eddystone, Pennsylvania. We lease this office space under a lease agreement with BPG Officer VI Baldwin Tower L.P. The term of this lease, as amended, commenced on August 1, 2007, and will expire on January 31, 2019. The monthly rent was $24,887 per month commencing with InsPro Technologies’ occupancy of the new office space, which occurred in June 2012 through January 31, 2013. InsPro Technologies’ monthly rent increased to $25,619 per month February 1, 2013 through January 31, 2014, increased to $26,351 per month February 1, 2014 through January 31, 2015, increased to $27,082 per month February 1, 2015 through March 31, 2015, increased to $37,082 through January 31, 2016, increased to $37,814 per month February 1, 2016 through March 31, 2016, decrease to $27,814 per month from April 1, 2016 through January 31, 2017 increase to $28,546 per month from January 1, 2017 through January 31, 2018, and increase to $30,010 per month from January 1, 2018 through January 31, 2019.

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

2016:
First quarter, ended March 31, 2016	$0.045	$0.031
Second quarter, ended June 30, 2016	$0.042	$0.025
Third quarter, ended September 30, 2016	$0.100	$0.038
Fourth quarter, ended December 31, 2016	$0.090	$0.023

2017:
First quarter, ended March 31, 2017	$0.0724	$0.028
Second quarter, ended June 30, 2017	$0.065	$0.035
Third quarter, ended September 30, 2017	$0.04	$0.025
Fourth quarter, ended December 31, 2017	$0.070	$0.025

2018:
First quarter, through March 30, 2018	$0.065	$0.030

Holders of Record

Based on information furnished by our transfer agent, as of March 30, 2018, we had approximately 109 holders of record of our common stock.

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

Use of Estimates - Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2017 and 2016 include the allowance for doubtful accounts, valuation of stock-based compensation, the useful lives and valuation of property and equipment, and deferred revenue. Actual results may differ from these estimates under different assumptions or conditions.

The Company offers InsPro EnterpriseTM on both a licensed and an ASP basis. An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by InsPro Technologies. Alternatively, ASP service enables a client to lease the InsPro Enterprise software, paying only for that capacity required to support their business. ASP and hosting clients access InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

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

Effective August 18, 2015, the Company entered into a five year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated 3rd party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company materially breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation or seeks protection under bankruptcy during the term of the Reseller Agreement (each a “Refund Event”). The Reseller Fee was fully refundable if a Refund Event occurred before August 31, 2016. A Refund Event did not occur as of December 31, 2016, and as a result the Company recognized $500,000 of Reseller Fee as revenue in the year ended December 31, 2016. A Refund Event did not occur as of September 30, 2017, and as a result the Company recognized $500,000 of Reseller Fee as revenue in the year ended December 31, 2017. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019. As of December 31, 2017 the Company has recorded the $1,500,000 unearned portion of the Reseller Fee in deferred revenue ($500,000 included in current liabilities and $1,000,000 included in long term liabilities).

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” or “ASC 606”), which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under ASC 606. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance will be effective for the Company for the fiscal year ending December 31, 2018, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

The aforementioned amendments are effective for public entities for annual reporting periods beginning after December 15, 2017, and for interim periods within that reporting period. The updated standard is effective for us in the first quarter of 2018.

The Company has completed its evaluation of the new standard and has assessed the impacts of adoption on the consolidated financial statements and disclosures based on the evaluation of our current customer contracts and arrangements and revenue streams, which are described below.

The Company offers InsPro EnterpriseTM on both a perpetual licensed and an ASP basis. The Company also offers various services to clients in connection with InsPro Enterprise. During the implementation of the new standard, we identified five broad revenue streams: 1) professional services, 2) sale of perpetual software licenses and sale of equipment, 3) ASP hosting revenue, 4) maintenance revenue, and 5) Reseller Fee.

Professional services consist of pre and post implementation services pertaining to InsPro Enterprise installation, configuration and modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation, training and data migration. Once these services are performed for a client they cannot be returned by the client to the Company and the Company cannot provide the same services to any other client without substantial rework needed to satisfy another client’s needs. We primarily recognize professional services revenue on a time and materials basis. Under the new standard, we elect to apply the "right to invoice" practical expedient outlined in ASC 606-10-55-18. The invoice amount represents the number of hours of time worked by each worker multiplied by the contractual bill rate for the type of work billed. As such, the Company will recognize revenue in the amount for which it has the right to invoice. Therefore, revenue recognition is deemed to be consistent under both the previous and new standard.

Sale of perpetual licenses entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by InsPro Technologies. The Company also sells perpetual licenses to 3rd party software and sells 3rd party equipment to a client in connection with the client’s use of InsPro Enterprise software on hardware owned by the client. We recognize revenue on the sale of perpetual software licenses and sale of equipment when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts (“Delivery Has Occurred”), the fee is fixed or determinable and collectability is probable. Historically the criteria Delivery Has Occurred has been the last criteria satisfied in terms of determining revenue recognition for sale of software licenses and sale of equipment. Therefore we have recognized sale of software licenses and sale of equipment revenue when Delivery Has Occurred. Under the new standard, we will recognize sale of software licenses and sale of equipment revenue at the point in time when control has transferred to the client, which typically is when Delivery Has Occurred. Therefore, revenue recognition is deemed to be consistent under both the previous and new standard.

ASP hosting enables a client to effectively lease the InsPro Enterprise software, paying only for that capacity required to support their business during the contacted time period. Hosting Service can also enable a client to outsource its application management of its perpetually licensed InsPro Enterprise software to the Company. ASP hosting clients access InsPro Enterprise installed on InsPro Technologies owned servers. Maintenance enables a client to periodic updates to their InsPro Enterprise software and access to customer support from the Company. We have recognized ASP hosting and maintenance revenue based on contractually defined fixed fees over the contract period on a straight line basis. Under the new standard we have determined the Company’ continuous service and support represent a series of performance obligations that are delivered over time on a stand-ready basis. Therefore, revenue recognition is deemed to be consistent under both the previous and new standard.

Effective August 18, 2015, the Company entered into a five year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated 3rd party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company materially breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation or seeks protection under bankruptcy during the term of the Reseller Agreement (each a “Refund Event”). We have recognized Reseller Fee revenue whenever a portion of the Reseller Fee is no longer subject to refund as a result of a Refund Event and at which time no portion of the Reseller Fee is subject to refund the portion of the Reseller Fee not already recognized as revenue is recognized ratably over the duration of the Reseller Agreement. Under the new standard, the Company believes the contractual specific refund amounts and time frames pertaining to a Refund Event represent separate performance obligations over the duration of the Reseller Agreement, which the Reseller Agreement has contractually specified the prices for each separate performance deliverable. Therefore, revenue recognition is deemed to be consistent under both the previous and new standard.

We adopted the new standard effective January 1, 2018 to (i) all new contracts entered into after January 1, 2018 and (ii) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance, using the modified retrospective transition method. The adoption of the new standard did not result in a change to the opening balance of accumulated deficit.

The disclosures in our notes to the consolidated financial statements related to revenue recognition will be significantly expanded under the new standard, specifically around the quantitative and qualitative information about performance obligations, changes in contract assets and liabilities, and disaggregation of revenue.

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues

For the year ended December 31, 2017 (“2017”) and 2016 (“2016”) our revenues include the following:

	For the Year Ended December 31,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Professional services, gross	$11,749,129	$13,961,722	$(2,212,593)	-15.8%
Stock-based fees paid to client	-	(1,299,963)	1,299,963	-100.0%
ASP and hosting revenue	7,690,976	6,826,292	864,684	12.7%
Sales of software licenses	143,728	10,000	133,728	1337.3%
Maintenance revenue	1,611,088	1,740,721	(129,633)	-7.4%
Reseller fee revenue	500,000	500,000	-	0.0%
Sale of equipment	-	20,126	(20,126)	-100.0%
Sub-leasing and other revenue	-	72,030	(72,030)	-100.0%

Total	$21,694,921	$21,830,928	$(136,007)	-0.6%

•	In 2017 our professional services revenue, gross decreased primarily as a result of lower post implementation services to a former client and a large existing client partially offset by higher implementation services to the Company’s largest client as measured by 2017 revenue. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	On April 4, 2016, the Company entered into an agreement with the Company’s largest client, which among other things, included a provision that the Company issue within 30 days to the client a warrant to purchase in aggregate a total of 2,000,000 shares of the Company’s Series B Preferred Stock, which is immediately exercisable (the “2016 Series B Warrant”). The 2016 Series B Warrant has a three year term, a cashless exercise provision and an exercise price of $3.00 per share. On May 4, 2016 the Company issued the 2016 Series B Warrant to the client. The fair value of the 2016 Series B Warrants was estimated on April 4, 2016, which was the date of the agreement with the client, to be $1,299,963 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 503%, risk-free interest rate: 0.38%, expected life in years: 3 based on the contract life of the 2016 Series B Warrant, and assumed dividend yield: 0%.

•	In 2017 our ASP revenue increased as a result of increased fees primarily from the Company’s second largest client as measured by 2017 revenue as a result of this client’s growth in policies processed on InsPro Enterprise. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients access InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

•	In 2017 we earned $143,728 of license fee revenue from the Company’s second largest client as measured by 2017 revenue. The license agreement with this client included a provision for an additional license fee as a result of the client’s policy counts exceeding a contractual threshold. In 2016 we earned $10,000 of license fee revenue, which included the resale of third party software to an InsPro Enterprise client.

•	In 2017 our maintenance revenue decreased primarily as a result of the loss of fees from two former clients.

•	In 2017 and 2016 we earned $500,000 of reseller fee revenue from the Company’s second largest client as measured by 2017 revenue. Effective August 18, 2015, the Company entered into a 5 year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated third party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company material breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation, seeks protection under bankruptcy, or materially breaches the Reseller Agreement during the term of the Reseller Agreement (each a “Refund Event”). The Reseller Fee was fully refundable if a Refund Event occurred before August 31, 2016. A Refund Event did not occur as of September 30, 2016 and 2017, and as a result the Company recognized $500,000 of Reseller Fee as revenue in 2017 and 2016. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019.

•	In 2016 we sold equipment to a client as part of their implementation of InsPro Enterprise.

•	In 2016 other revenue consists of reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties pertaining to our former Radnor office.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Year Ended December 31,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Compensation, employee benefits and related taxes	$6,194,794	$7,519,551	$(1,324,757)	-17.6%
Professional fees	6,713,060	10,317,169	(3,604,109)	-34.9%
Depreciation	248,292	382,876	(134,584)	-35.2%
Rent, utilities, telephone and communications	378,301	443,348	(65,047)	-14.7%
Other cost of revenues	308,376	407,261	(98,885)	-24.3%

	$13,842,823	$19,070,205	$(5,227,382)	-27.4%

•	In 2017 our salaries, employee benefits and related taxes component of cost of revenues decreased as compared to 2016 primarily as a result of decreased employee staffing as a result of cost cutting initiatives.

•	In 2017 our professional fees component of cost of revenues decreased primarily as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and new clients’ implementations of InsPro Enterprise™.

•	In 2017 our depreciation expense component of cost of revenues decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for these assets.

•	In 2017 our rent, utilities, telephone and communications expense decreased as compared to 2016 primarily due to lower rented space pertaining to our Eddystone office.

•	In 2017 our other cost of revenues component of cost of revenues decreased primarily due to lower travel expenses. Other cost of revenues consisted of the cost of 3rd party licensed software and equipment resold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $7,852,098 in 2017, as compared to $2,760,723 in 2016. The results from operations in 2017 were favorably impacted by lower employee and IT consulting staffing as compared to 2016 primarily as a result of the implementation of cost reduction initiatives.

Selling, General and Administrative Expenses

Our selling, general and administrative expense consisted of the following:

	For the Year Ended December 31,		Increase (Decrease)
	2017	2016	Dollars	Percentage

Compensation, employee benefits and related taxes	$3,986,164	$3,337,346	$648,818	19.4%
Advertising and other marketing	35,127	140,552	(105,425)	-75.0%
Depreciation	100,622	118,587	(17,965)	-15.1%
Rent, utilities, telephone and communications	227,102	405,032	(177,930)	-43.9%
Professional fees	838,624	709,383	129,241	18.2%
Other general and administrative	878,341	762,666	115,675	15.2%

	$6,065,980	$5,473,566	$592,414	10.8%

•	In 2017 our salaries, employee benefits and related taxes increased primarily due to severance and other costs associated with the resignation of Mr. Oakes in the second quarter of 2017, the termination of an InsPro executive and bonuses paid to employees in the fourth quarter of 2017.

•	In 2017 our advertising and other marketing expenses decreased as a result of reduced marketing activities.

.

•	In 2017 our depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In 2017 our rent, utilities, telephone and commissions decreased due the elimination of our former Radnor office.

•	In 2017 our professional fees increased primarily due to executive recruiting costs incurred in 2017.

•	In 2017 our other cost of revenues increased primarily due to bad debt expense partially offset by lower travel and insurance expenses. Other cost of revenues consisted of bad debt expense, computer processing incurred primarily for corporate purposes, management, sales and marketing travel, corporate insurance and office expenses.

Operating income from continuing operations before income taxes

As a result of the aforementioned factors, we reported income from continuing operations before income taxes of $1,786,118 in 2017, as compared to a loss of $2,712,843 in 2016.

Other income (expenses)

Interest expense decreased in 2017 primarily due to lower interest on capital leases. Interest expense is attributable to interest on the Company’s notes payable for premium financing on a portion of the Company’s insurance coverages and capital leases.

Income tax expense

The effective tax rate for 2017 differed from the U.S. federal statutory rate primarily due to net operating losses carried forward from prior years. In computing the Company’s federal alternative minimum taxable income the deduction of the Company’s NOLs are limited to 90% of the Company’s NOLs without regard to alternative minimum tax. In computing the Company’s Pennsylvania taxable income in 2017 the deduction of the Company’s Pennsylvania NOLs are limited to 30% of the Company’s taxable income.

Income from discontinued operations

Results from discontinued operations were as follows:

	For the Year Ended December 31,		Increase (Decrease)
	2017	2016	Dollars	Percentage
Revenues:
Commission and other revenue from carriers	$8,078	$10,016	$(1,938)	-19.3%
Transition policy commission pursuant to the Agreement	49,447	88,006	(38,559)	-43.8%

	57,525	98,022	(40,497)	-41.3%

Operating expenses:
Other general and administrative	32,963	27,867	5,096	18.3%

	32,963	27,867	5,096	18.3%

Income from discontinued operations before income taxes	$24,562	$70,155	$(45,593)	-65.0%

Revenues and income from discontinued operations decreased due to the declines in our discontinued telesales call center produced agency business.

Net income (loss)

As a result of these factors discussed above, we reported net income of $1,622,420, or $0.04 per share basic and $0.01 on a fully diluted basis in 2017 as compared to a net loss of $2,667,937, or $0.06 net loss per share on a basic and fully diluted basis in 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had a cash balance of $5,017,539 and working capital of $1,189,360.

Net cash used in operations was $240,880 in 2017 as compared to net cash provided by operations of $175,243 in 2016. Impacting our cash flow from operations was our net income of $1,622,420 in 2017 as compared to our net loss of $2,667,937 in 2016 and:

•	Decreases in accounts receivable of $790,428 in 2017, which are primarily the result of faster collections of billings to clients for professional services.

•	Decreases in accounts payable of $3,975,331 in 2017, which are primarily the result of payments of amounts to outside IT consulting firms that were incurred prior to 2017. Accounts payable as of December 31, 2017 was $1,484,704.

•	Increases in accrued expenses of $690,080 in 2017, which are primarily the result of accrued severance expense pertaining to the resignation of Mr. Oakes and the termination of another executive, which occurred in 2017.

•	Increases in income taxes payable from continuing and discontinued operations of $170,000 in 2017, which are the result of the Company not making any estimate income tax payments during 2017.

In addition to cash used in operating activities, we incurred non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $348,914 and $501,463 in 2017 and 2016, respectively.

•	Recorded stock-based compensation expense of $144,948 and $222,142 in 2017 and 2016, respectively.

•	Recorded stock based fees to client as a reduction to revenue of $1,299,963 in 2016.

Net cash used by investing activities in 2017 was $20,065 as compared to $34,351 in 2016.

Net cash provided by financing activities in 2017 was $2,116,867 as compared to cash used in financing activities in 2016 of $377,568.

•	On April 20, 2017, the Company completed a private placement (the “Private Placement”) with The Co-Investment Fund II, L.P. (“Co-Investment”), which hold more than 5% of our common stock. Donald Caldwell, who is the chairman of the board of directors of the Company and former CEO, is the CEO for Cross Atlantic Capital Partners, Inc., which is the managing partner of Co-Investment. The Company issued and Co-Investment purchased 1,000,000 shares of our Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”) at a per share price of $2.00 for an aggregate total investment of $2,000,000 pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”). The Company intends to use the net proceeds of the Private Placement for working capital purposes.

o	The Company agreed, pursuant to the terms of the Purchase Agreement, that for a period of 90 days after the effective date of the Purchase Agreement, the Company shall not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company. In addition, pursuant to the Purchase Agreement, the Company was permitted to sell up to an additional 500,000 shares of Series C Preferred Stock to other existing stockholders within 90 days following the Closing on substantially the same terms and conditions described above and as set forth in the Purchase Agreement.

o	The Purchase Agreement also provides for a customary participation right for Co-Investment, subject to certain exceptions and limitations, which grants Co-Investment the right to participate in any future capital raising financings of the Company occurring from the effective date of the Purchase Agreement until 24 months after the effective date of the Purchase Agreement. Co-Investment may participate in such financings at a level based on Co-Investment’s ownership percentage of the Company on a fully-diluted basis prior to such financing.

•	On May 11, 2017, the Company completed a private placement (the “Second Private Placement”) with Azeez Enterprises, L.P., which hold more than 5% of our Series C Preferred Stock, and John Scarpa, who holds more than 5% of our Series B Preferred Stock. Michael Azeez is a member of the Board and is the managing partner of Azeez Enterprises, L.P. The Company issued and each of Azeez Enterprises, L.P. and Mr. Scarpa purchased 75,000 shares of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $300,000 pursuant to the terms of a securities purchase agreement at essentially the same terms as those contained in the Purchase Agreement.

•	The Company incurred $12,154 of legal expenses incurred in connection with the Private Placement and the Second Private Placement.

•	On July 17, 2017 the Company filed a registration statement for a rights offering (the “Rights Offering”) on form S-1/A, which the Commission declared effective on July 20, 2017, to distribute to shareholders excluding residents of California at no charge, one non-transferable subscription right for each 9,651 shares of our Common Stock, 483 shares of our Series A Preferred Stock, 483 shares of our Series B Preferred Stock and 483 shares of our Series C Preferred Stock owned as of July 17, 2017, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. The Rights Offering was designed to give all of the holders of the Company’s capital stock the opportunity to participate in an equity investment in the Company on the same economic terms as the 2017 Private Placements. The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $50. A subscription right consisted of 25 shares of Series C Preferred Stock. In the event that a holder of a Subscription Unit purchases all of the basic Subscription Units available to the holder then pursuant to their basic subscription right, the holder will have the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights. The Rights Offering expired on August 29, 2017. Effective with the expiration of the Rights Offering and the subscription rights, which occurred on August 29, 2017, holders of subscription rights exercised in aggregate 167 basic subscription rights and 4,000 over subscription rights for a total of 4,167 Subscription Units. As a result of the exercise of 4,167 Subscription Units the Company received $208,350 in gross proceeds and issued effective on August 29, 2017, in aggregate 104,175 shares of Series C Preferred Stock. Effective with the expiration of the Rights Offering all unexercised subscription rights expired. The Company incurred $90,009 of legal and other expenses as a result of the Rights Offering.

•	On February 2, 2016 the Company filed a registration statement for a rights offering on Form S-1/A, which the Commission declared effective on February 5, 2016, to distribute to shareholders excluding residents of Arizona and California at no charge, one non-transferable subscription right for each 16,615 shares of our Common Stock, 831 shares of our Series A Preferred Stock and 830 shares of our Series B Preferred Stock owned as of January 31, 2016, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $240. A Subscription Unit consisted of 80 shares of Series B Preferred Stock and a warrant to purchase 800 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share. Effective with the expiration of the subscription rights, which occurred on March 14, 2016, holders of subscription rights exercised in aggregate 17 basic subscription rights and 0 over subscription rights for a total of 17 Subscription Units. The Company received $4,080 in gross proceeds as a result of the exercise of Subscription Units. As a result of the exercise of 17 Subscription Units the Company issued effective on March 14, 2016 in aggregate 1,360 shares of Series B Preferred Stock and warrants to purchase in aggregate 13,600 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share. Effective with the expiration of the subscription rights all unexercised subscription rights expired.

•	Payments on notes payable pertain to notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

Liquidity and Other Considerations

During the year ended December 31, 2017, the Company’s net income was $1,622,420 and cash used in operations was $240,880, which included the reduction of accounts payable in the amount of $3,975,331. As of December 31, 2017, the Company had $5,017,539 of cash, working capital of $1,189,360, which included accounts payable of $1,484,704, and the Company’s shareholder equity was $384,493. During 2016, the Company implemented cost reduction initiatives, which resulted in the reduction of expenses in 2016 as compared to 2015. During 2017, the Company implemented additional cost reduction initiatives, which resulted in the reduction in cost of revenues of $5,227,382 in 2017 as compared to 2016. During the second quarter of 2017 the Company obtained $2,300,000 of cash from existing stockholders, which is described in Note 5 – Transactions with Related Parties. During the third quarter of 2017 the Company obtained $208,350 of cash from existing stockholders as a result of a rights offering, which is described in Note 6 – Stockholders Equity (Deficit) – Series C Preferred Stock.

Our liquidity needs for the next 12 months and beyond are principally for the funding of our operations, payments on capital leases and the purchase of property and equipment. Based on the foregoing, management believes the Company has sufficient funds to finance its operations over the next twelve months.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of InsPro Technologies Corporation.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheet of InsPro Technologies Corporation (the Company) as of December 31, 2017 and the related Consolidated Statement of Operations, Changes in Shareholders’ (Deficit) Equity, and Cash Flows for the year ended December 31, 2017, and the related Notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The financial statements as of December 31, 2016, were audited by D’Arelli Pruzansky, P.A., who sold its audit practice to Assurance Dimensions, Inc. as of May 3, 2017, and whose report dated March 30, 2017, expressed an unmodified opinion on those statements

/s/ Assurance Dimensions

Coconut Creek, Florida
March 30, 2018

We have served as the Company’s auditor since 2017.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS:
Cash	$5,017,539	$3,161,617
Accounts receivable, net	1,543,389	2,333,817
Prepaid expenses	360,975	225,439
Other current assets	-	30,520
Assets of discontinued operations	3,806	8,636

Total current assets	6,925,709	5,760,029

Property and equipment, net	269,994	512,960

Total assets	$7,195,703	$6,272,989

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Notes payable	$45,793	$39,194
Accounts payable	1,484,704	5,460,035
Accrued expenses	1,126,596	436,516
Current portion of capital lease obligations	143,855	188,025
Deferred revenue	2,765,401	2,285,140
Income tax payable	167,670	-
Income tax payable on discontinued operations	2,330	-

Total current liabilities	5,736,349	8,408,910

LONG TERM LIABILITIES:
Deferred revenue	1,000,000	1,500,000
Capital lease obligations	74,861	153,139

Total long term liabilities	1,074,861	1,653,139

Total liabilities	6,811,210	10,062,049

COMMITMENTS AND CONTINGENCIES: (See Note 9)

SHAREHOLDERS' EQUITY (DEFICIT):
Preferred stock ($.001 par value; 20,000,000 shares authorized) Series A convertible preferred stock; 3,437,500 shares designated, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	1,277	1,277
Series B convertible preferred stock; 11,000,000 shares designated, 5,307,212 shares issued and outstanding (liquidation value $15,921,636)	5,307	5,307
Series C convertible preferred stock; 4,000,000 shares designated, 1,254,175 shares issued and outstanding (liquidation value $6,270,875)	1,254	-
Common stock ($.001 par value; 500,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	65,365,386	62,815,507
Accumulated deficit	(65,030,274)	(66,652,694)

Total shareholders' equity (deficit)	384,493	(3,789,060)

Total liabilities and shareholders' equity (deficit)	$7,195,703	$6,272,989

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016

Revenues	$21,694,921	$21,830,928

Cost of revenues	13,842,823	19,070,205

Gross profit	7,852,098	2,760,723

Selling, general and administrative expenses	6,065,980	5,473,566

Operating income (loss) from continuing operations	1,786,118	(2,712,843)

Other income (expense):
Gain on the sale of equipment	5,380	-
Interest expense	(23,640)	(25,249)

Total other income (expense)	(18,260)	(25,249)

Income (loss) from continuing operations before income taxes	1,767,858	(2,738,092)

Provision for income taxes from continuing operations	167,670	-

Net income (loss) from continuing operations	1,600,188	(2,738,092)

Income from discontinued operations before income taxes	24,562	$70,155

Provision for income taxes from discontinued operations	2,330	-

Net income from discontinued operations	22,232	70,155

Net income (loss)	$1,622,420	$(2,667,937)

Net income (loss) per common share - basic:
Income (loss) from operations per common share	$0.04	$(0.06)
Income from discontinued operations per common share	-	-
Net income (loss) per common share	$0.04	$(0.06)

Net income (loss) per common share - fully diluted:
Loss from operations per common share	$0.01	$(0.06)
Income from discontinued operations per common share	-	-
Net income (loss) per common share	$0.01	$(0.06)

Weighted average common shares outstanding - basic	41,543,655	41,543,655
Weighted average common shares outstanding - fully diluted	189,895,315	41,543,655

See accompanying notes to audited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	Series A Preferred Stock,		Series B Preferred Stock,		Series C Preferred Stock,		Common Stock, $.001
	$.001 Par Value		$.001 Par Value		$.001 Par Value		Par Value
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance - December 31, 2015	1,276,750	$1,277	5,305,852	$5,306	-	$-	41,543,655	$41,543	$61,289,323	$(63,984,757)	$(2,647,308)

Amortization of deferred compensation									74,762		74,762

Net loss for the period										(2,667,937)	(2,667,937)

Preferred stock and warrants issued in rights offering			1,360	1					4,079		4,080

Warrants issued to client as compensation									1,299,963		1,299,963

Warrants amended to extend the expiration date issued to executives as compensation									147,380		147,380

Balance - December 31, 2016	1,276,750	$1,277	5,307,212	$5,307	-	$-	41,543,655	$41,543	$62,815,507	$(66,652,694)	$(3,789,060)

Amortization of deferred compensation									126,344		126,344

Net loss for the period										1,622,420	1,622,420

Preferred stock and warrants issued in rights offering	-	-	-	-	104,175	104			118,235		118,339

Preferred stock issued in private placements					1,150,000	1,150			2,286,696		2,287,846

Warrants issued to an executive as compensation									18,604		18,604

Balance - December 31, 2017	1,276,750	$1,277	5,307,212	$5,307	1,254,175	$1,254	41,543,655	$41,543	$65,365,386	$(65,030,274)	$384,493

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$1,622,420	$(2,667,937)
Less: income from discontinued operations	(22,232)	(70,155)
Net income (loss) from continuing operations	1,600,188	(2,738,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	348,914	501,463
Stock-based compensation	144,948	222,142
Stock based fees paid to client as a reduction to revenue	-	1,299,963
(Gain) on the sale of used equipment	(5,380)	-
Changes in assets and liabilities:
Accounts receivable	790,428	1,625,620
Prepaid expenses	(42,570)	78,886
Other current assets	30,520	14,434
Accounts payable	(3,975,331)	49,889
Accrued expenses	690,080	(60,572)
Deferred revenue	(19,739)	(895,221)
Income tax payable	167,670	-

Net cash (used in) provided by continuing operations	(270,272)	98,512

Income from discontinued operations	22,232	70,155
Changes in assets of discontinued operations	4,830	6,576
Changes in liabilities of discontinued operations	2,330	-
Net cash provided by discontinued operations	29,392	76,731

Net cash (used in) provided by operating activities	(240,880)	175,243

Cash Flows From Investing Activities:
Purchase of property and equipment	(25,445)	(34,351)
Proceeds from the sale of equipment	5,380	-

Net cash used in investing activities	(20,065)	(34,351)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock	2,508,350	-
Fees paid in connection with sale of preferred stock	(102,163)	-
Gross proceeds from sale of preferred stock and warrants	-	4,080
Payments on notes payable	(86,367)	(112,905)
Payments on capital leases	(202,953)	(268,743)

Net cash provided by (used in) financing activities	2,116,867	(377,568)

Net increase (decrease) in cash	1,855,922	(236,676)

Cash - beginning of the period	3,161,617	3,398,293

Cash - end of the period	$5,017,539	$3,161,617

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$23,640	$25,249

Non cash investing and financing activities:
Acquisition of equipment acquired through capital leases	$80,505	$232,135

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2017 and 2016 include the allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, valuation of deferred tax assets and deferred revenue.

Cash and cash equivalents

The Company had no cash equivelents during the two years ended December 31, 2017. The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2017 and 2016, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $11,675 and $0, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and capital lease obligations approximated fair value as of December 31, 2017, and December 31, 2016, because of the relatively short-term maturity of these instruments and their market interest rates.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

Impairment of long-lived assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record an impairment charge for the years ended December 31, 2017 and 2016.

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

December 31, 2017 and 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The Company has not yet filed its tax returns for the tax year ended December 31, 2017. As of December 31, 2017, the tax years ended December 31, 2016, 2015 and 2014 are still subject to audit.

Income (loss) per common share

The Company's weighted average common shares outstanding used in computing fully diluted net income (loss) per common share include the following:

	Year Ended December 31,
	2017	2016

Common stock	41,543,655	41,543,655
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	-
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	-
Conversion of series C convertible preferred stock issued and outstanding into common stock	16,672,420	-

Shares used in computing fully diluted net income (loss) per share	189,895,315	41,543,655

The Company’s issued and outstanding convertible preferred stock is convertible into common stock at a ratio of 20 common shares for each preferred share.

Revenue recognition

Revenue for the year ended December 31, 2016, include a reduction in the amount of $1,299,963 for stock based fees paid to a client. See Note 6 - Stockholders’ Equity (Deficit) – Series B Preferred Stock Warrants.

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

December 31, 2017 and 2016

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

Effective August 18, 2015, the Company entered into a five year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated third party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company materially breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation or seeks protection under bankruptcy during the term of the Reseller Agreement (each a “Refund Event”). The Reseller Fee was fully refundable if a Refund Event occurred before August 31, 2016. A Refund Event did not occur as of December 31, 2016, and as a result the Company recognized $500,000 of Reseller Fee as revenue in the year ended December 31, 2016. A Refund Event did not occur as of September 30, 2017 and December 31, 2017, and as a result the Company recognized $500,000 of Reseller Fee as revenue in the year ended December 31, 2017. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019. As of December 31, 2017 the Company has recorded the $1,500,000 unearned portion of the Reseller Fee in deferred revenue ($500,000 included in current liabilities and $1,000,000 included in long term liabilities).

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The unearned portion of the Company’s revenue, which is revenue collected but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.

See Note 2 - Discontinued Operations - Revenue Recognition for Discontinued Operations.

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro Enterprise™ design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs. For the years ended December 31, 2017 and 2016, cost of revenues consisted of the following:

	For the Year Ended December 31,
	2017	2016

Compensation, employee benefits and related taxes	$6,194,794	$7,519,551
Professional fees	6,713,060	10,317,169
Depreciation	248,292	382,876
Rent, utilities, telephone and communications	378,301	443,348
Other cost of revenues	308,376	407,261
	$13,842,823	$19,070,205

Selling, general and administrative expenses

Selling, general and administrative expenses include all selling, marketing, and other expenses not classified as cost of revenues. The following table discloses selling, general and administrative expenses as reported in the statement of operations.

	For the Year Ended December 31,
	2017	2016

Compensation, employee benefits and related taxes	$3,986,164	$3,337,346
Advertising and other marketing	35,127	140,552
Depreciation	100,622	118,587
Rent, utilities, telephone and communications	227,102	405,032
Professional fees	838,624	709,383
Other general and administrative	878,341	762,666
	$6,065,980	$5,473,566

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

December 31, 2017 and 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2017 and 2016, the Company had $5,254,967 and $3,195,018 of cash in United States bank deposits, of which $500,926 and $500,930 was federally insured and $4,754,926 and $2,694,088 was not federally insured, respectively.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s InsPro Enterprise™ clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	December 31, 2017	December 31, 2016

Client #1	52%	30%
Client #2	10%	12%
Client #3	-	13%

The following table lists the percentage of the Company’s revenue earned from the Company’s InsPro Enterprise clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the Year Ended December 31,
	2017	2016

Client #1	38%	30%
Client #2	20%	16%
Client #3	-	14%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” or “ASC 606”), which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under ASC 606. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance will be effective for the Company for the fiscal year ending December 31, 2018, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

The aforementioned amendments are effective for public entities for annual reporting periods beginning after December 15, 2017, and for interim periods within that reporting period. The updated standard is effective for us in the first quarter of 2018.

The Company has completed its evaluation of the new standard and has assessed the impacts of adoption on the consolidated financial statements and disclosures based on the evaluation of our current customer contracts and arrangements and revenue streams, which are described below.

The Company offers InsPro EnterpriseTM on both a perpetual licensed and an ASP basis. The Company also offers various services to clients in connection with InsPro Enterprise. During the implementation of the new standard, we identified five broad revenue streams: 1) professional services, 2) sale of perpetual software licenses and sale of equipment, 3) ASP hosting revenue, 4) maintenance revenue, and 5) Reseller Fee.

Professional services consist of pre and post implementation services pertaining to InsPro Enterprise installation, configuration and modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation, training and data migration. Once these services are performed for a client they cannot be returned by the client to the Company and the Company cannot provide the same services to any other client without substantial rework needed to satisfy another client’s needs. We primarily recognize professional services revenue on a time and materials basis. Under the new standard, we elect to apply the "right to invoice" practical expedient outlined in ASC 606-10-55-18. The invoice amount represents the number of hours of time worked by each worker multiplied by the contractual bill rate for the type of work billed. As such, the Company will recognize revenue in the amount for which it has the right to invoice. Therefore, revenue recognition is deemed to be consistent under both the previous and new standard.

Sale of perpetual licenses entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by InsPro Technologies. The Company also sells perpetual licenses to 3rd party software and sells 3rd party equipment to a client in connection with the client’s use of InsPro Enterprise software on hardware owned by the client. We recognize revenue on the sale of perpetual software licenses and sale of equipment when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts (“Delivery Has Occurred”), the fee is fixed or determinable and collectability is probable. Historically the criteria Delivery Has Occurred has been the last criteria satisfied in terms of determining revenue recognition for sale of software licenses and sale of equipment. Therefore we have recognized sale of software licenses and sale of equipment revenue when Delivery Has Occurred. Under the new standard, we will recognize sale of software licenses and sale of equipment revenue at the point in time when control has transferred to the client, which typically is when Delivery Has Occurred. Therefore, revenue recognition is deemed to be consistent under both the previous and new standard.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASP hosting enables a client to effectively lease the InsPro Enterprise software, paying only for that capacity required to support their business during the contacted time period. Hosting Service can also enable a client to outsource its application management of its perpetually licensed InsPro Enterprise software to the Company. ASP hosting clients access InsPro Enterprise installed on InsPro Technologies owned servers. Maintenance enables a client to periodic updates to their InsPro Enterprise software and access to customer support from the Company. We have recognized ASP hosting and maintenance revenue based on contractually defined fixed fees over the contract period on a straight line basis. Under the new standard we have determined the Company’ continuous service and support represent a series of performance obligations that are delivered over time on a stand-ready basis. Therefore, revenue recognition is deemed to be consistent under both the previous and new standard.

Effective August 18, 2015, the Company entered into a five year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated 3rd party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company materially breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation or seeks protection under bankruptcy during the term of the Reseller Agreement (each a “Refund Event”). We have recognized Reseller Fee revenue whenever a portion of the Reseller Fee is no longer subject to refund as a result of a Refund Event and at which time no portion of the Reseller Fee is subject to refund the portion of the Reseller Fee not already recognized as revenue is recognized ratably over the duration of the Reseller Agreement. Under the new standard, the Company believes the contractual specific refund amounts and time frames pertaining to a Refund Event represent separate performance obligations over the duration of the Reseller Agreement, which the Reseller Agreement has contractually specified the prices for each separate performance deliverable. Therefore, revenue recognition is deemed to be consistent under both the previous and new standard.

We adopted the new standard effective January 1, 2018 to (i) all new contracts entered into after January 1, 2018 and (ii) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance, using the modified retrospective transition method. The adoption of the new standard did not result in a change to the opening balance of accumulated deficit.

The disclosures in our notes to the consolidated financial statements related to revenue recognition will be significantly expanded under the new standard, specifically around the quantitative and qualitative information about performance obligations, changes in contract assets and liabilities, and disaggregation of revenue.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 will be effective for the Company’s fiscal year beginning December 1, 2018 and subsequent interim periods. The adoption of ASU 2017-01 is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 will be effective for the Company’s fiscal year beginning December 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material effect on the Company’s consolidated financial statements.

Liquidity

During the year ended December 31, 2017, the Company’s net income was $1,622,420 and cash used in operations was $240,880, which included the reduction of accounts payable in the amount of $3,975,331. As of December 31, 2017, the Company had $5,017,539 of cash, working capital of $1,189,360, which included accounts payable of $1,484,704, and the Company’s shareholder equity was $384,493. During 2016, the Company implemented cost reduction initiatives, which resulted in the reduction of expenses in 2016 as compared to 2015. During 2017 the Company implemented additional cost reduction initiatives, which resulted in the reduction in cost of revenues of $5,227,382 in 2017 as compared to 2016. During the second quarter of 2017 the Company obtained $2,300,000 of cash from existing stockholders, which is described in Note 5 – Transactions with Related Parties. During the third quarter of 2017 the Company obtained $208,350 of cash from existing stockholders as a result of a rights offering, which is described in Note 6 – Stockholders Equity (Deficit) – Series C Preferred Stock.

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

December 31, 2017 and 2016

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

The financial position of discontinued operations was as follows:

	December 31, 2017	December 31, 2016

Accounts receivable	$3,806	$8,636
Net current assets of discontinued operations	$3,806	$8,636

Income tax payable on discontinued operations	$2,330	$-

The results of discontinued operations do not include any allocated or common overhead expenses. The results of operations of discontinued operations were as follows:

	For the Year Ended December 31,
	2017	2016
Revenues:
Commission and other revenue from carriers	$8,078	$10,016
Transition policy commission pursuant to the Agreement	49,447	88,006

	57,525	98,022

Operating expenses:
Other general and administrative	32,963	27,867

	32,963	27,867

Income from discontinued operations before income taxes	$24,562	$70,155

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	December 31, 2017	December 31, 2016
Computer equipment and software	3	$4,590,221	$4,419,412
Office equipment	4.6	145,228	158,732
Office furniture and fixtures	6.7	-	189,857
Leasehold improvements	5.4	81,933	94,620
		4,817,382	4,862,621

Less accumulated depreciation		(4,547,388)	(4,349,661)

		$269,994	$512,960

The following table discloses depreciation expense as reported in the statement of operations.

	For the Year Ended December 31,
	2017	2016

Depreciation included in cost of revenues	$248,292	$382,876
Depreciation included in selling, general and administrative	100,622	118,587
Total depreciation	$348,914	$501,463

NOTE 4 – NOTES PAYABLE

Notes payable as of December 31, 2017, consist of two notes payable for insurance premium financing on one of the Company’s insurance policies. The first note commenced on May 3, 2017, has an annual interest rate of 7.99% and consists of 11 monthly payments of principal and interest of $4,358 per month commencing on June 3, 2017 and ending on April 3, 2018. The second note commenced on September 28, 2017, has an annual interest rate of 8.99% and consists of 10 monthly payments of principal and interest of $4,920 per month commencing on September 28, 2017 and ending on July 28, 2018. The balance on these notes payable is $45,793 at December 31, 2017.

Notes payable as of December 31, 2016, consist of two notes payable for insurance premium financing on two of the Company’s insurance policies. The first note commenced on April 28, 2016, has an annual interest rate of 8.75% and consists of 11 monthly payments of principal and interest of $7,456 per month commencing on May 28, 2016 and ending on March 28, 2017. The second note commenced on May 3, 2016, has an annual interest rate of 7.99% and consists of 11 monthly payments of principal and interest of $4,358 per month commencing on June 3, 2016 and ending on April 3, 2017. The balance on these notes payable is $39,194 at December 31, 2016.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 5 – TRANSACTIONS WITH RELATED PARTIES

Private Placements to Existing Stockholders

On April 20, 2017, the Company completed a private placement (the “Private Placement”) with The Co-Investment Fund II, L.P. (“Co-Investment”), which holds more than 5% of our common stock. Donald Caldwell, who is the chairman of the board of directors of the Company (the “Board”) and former CEO, is the CEO for Cross Atlantic Capital Partners, Inc., which is the managing partner of Co-Investment. The Company issued and Co-Investment purchased 1,000,000 shares of our Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), at a per share price of $2.00 for an aggregate total investment of $2,000,000 pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”). The Company intends to use the net proceeds of the Private Placement for working capital purposes.

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

On May 11, 2017, the Company completed a private placement (the “Second Private Placement”) with Azeez Enterprises, L.P., which holds more than 5% of our Series C Preferred Stock, and John Scarpa, who holds more than 5% of our Series B Preferred Stock. Michael Azeez is a member of the Board and is the managing partner of Azeez Enterprises, L.P. The Company issued and both Azeez Enterprises, L.P. and Mr. Scarpa purchased 75,000 shares each, of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $300,000 pursuant to the terms of a securities purchase agreement at essentially the same terms as those contained in the Purchase Agreement.

See Note 6 - Shareholders’ Equity (Deficit) – Series C Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2017 and 2016, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”). As of December 31, 2017 and 2016, the Company had 41,543,655 shares of its Common Stock issued and outstanding.

The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	December 31, 2017	December 31, 2016

Exercise of options issued and outstanding to purchase common stock	825,000	4,000,000
Issuance of common shares available under the 2010 Equity Compensation Plan	28,171,980	24,996,980
Exercise of warrants issued and outstanding to purchase common stock	120,000	25,098,330
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	500,000	7,600,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	106,144,240
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	65,000,000	65,000,000
Conversion of series C convertible preferred stock issued and outstanding into common stock	25,083,500	-

Total common stock reserved for issuance	251,379,720	258,374,550

The above table includes common stock reserved for non exercisable stock options and common stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Convertible Preferred Stock

As of December 31, 2017 and 2016, the Company’s board of directors has designated 3,437,500 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”). As of December 31, 2017 and 2016, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding. As of December 31, 2017 and 2016, the Company has reserved 25,000 and 380,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

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

Series A Preferred Stock is junior to Series B Convertible Preferred Stock par value $0.001 per share (“Series B Preferred Stock”) and Series C Preferred Stock as it pertains to liquidation preferances.

Each share of Series A Preferred Stock is convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series A Preferred Stock.

Series B Convertible Preferred Stock

As of December 31, 2017 and 2016, the Company’s board of directors has designated 11,000,000 shares of Series B Preferred Stock. As of December 31, 2017 and 2016, the Company had 5,307,212 of its Series B Preferred Stock issued and outstanding. As of December 31, 2017 and 2016, the Company has reserved 3,250,000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s common and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each share of Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price or $15,921,636 as of December 31, 2017 and 2016, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of common and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred stock times $3.00. Each share of Series B Preferred Stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock. For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal to the Series B Preferred Stock original issue price in aggregate or $15,921,636 in aggregate, for all issued and outstanding Series B Preferred Stock.

Series B Preferred Stock is senior to Series A Preferred Stock, and junior to Series C Preferred Stock, as it pertains to liquidation preferances.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

Effective with the expiration of the subscription rights, which occurred on March 14, 2016, holders of subscription rights exercised in aggregate 17 basic subscription rights and 0 over subscription rights for a total of 17 Subscription Units. The Company received $4,080 in gross proceeds as a result of the exercise of Subscription Units. As a result of the exercise of 17 Subscription Units the Company issued effective on March 14, 2016 in aggregate 1,360 shares of Series B Preferred Stock and of warrants to purchase in aggregate 13,600 shares of Common Stock that expires on November 20, 2017 at an exercise price of $0.15 per share (the “2016 Warrants”). Effective with the expiration of the subscription rights all unexercised subscription rights expired.

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

Series C Preferred Stock

As of December 31, 2017 and 2016, the Board has designated 4,000,000 and 0 shares of Series C Preferred Stock, respectively. As of December 31, 2017 and 2016, the Company had 1,254,175 and 0 of its Series C Preferred Stock issued and outstanding.

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

December 31, 2017 and 2016

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

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

Effective with the expiration of the Rights Offering, which occurred on August 29, 2017, holders of subscription rights exercised in aggregate 167 basic subscription rights and 4,000 over subscription rights for a total of 4,167 Subscription Units. As a result of the exercise of 4,167 Subscription Units the Company received $208,350 in gross proceeds and issued effective on August 29, 2017, in aggregate 104,175 shares of Series C Preferred Stock. Effective with the expiration of the Rights Offering all unexercised subscription rights expired. The Company incurred $90,011 of legal and other expenses as a result of the Rights Offering. As a result of the Rights Offering the Company recorded $104 to Series C Preferred Stock, which is the par value of the 104,175 shares issued, and $118,237 to additional paid in capital.

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

December 31, 2017 and 2016

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

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

The Company recorded compensation expense pertaining to employee stock options and warrants in the amount of $222,142 for the year ended December 31, 2016, which included $74,762 of expense pertaining to stock options and $147,380 of expense pertaining to the amendment of warrants to purchase Series A Preferred Stock. See Note 6 – Stockholders Equity (Deficit) – Series A Preferred Stock Warrants.

2017

During the year ended December 31, 2017, options for 3,175,000, which were previously granted to former executives of the Company, expired in accordance with the terms of such stock options.

The Company recorded compensation expense pertaining to employee stock options and warrants to purchase Series A Preferred Stock in the amount of $144,948 for the year ended December 31, 2017, which included $126,344 of expense pertaining to stock options and $18,604 of expense pertaining to the amendment of warrants to purchase Series A Preferred Stock. See Note 6 – Stockholders’ Equity (Deficit) – Series A Preferred Stock Warrants – 2017.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $12,350 as of December 31, 2017, which will be recognized over a weighted average 2.8 years in the future.

As of December 31, 2017, there were 30,000,000 shares of our Common Stock authorized to be issued under the 2010 Equity Compensation Plan, of which 28,171,980 shares of our common stock remain available for future stock option grants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2017 and 2016 are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2015	2,975,000	$0.90	$0.54	2.5	$0.00

For the period ended December 31, 2016
Granted	1,500,000	0.10	0.04
Exercised	-	-	-
Expired	(475,000)	3.58	2.94

Outstanding at December 31, 2016	4,000,000	0.10	0.06	3.4	0.00

For the period ended December 31, 2017
Granted	-	-	-
Exercised	-	-	-
Expired	(3,175,000)	0.10	0.04

Outstanding at December 31, 2017	825,000	$0.10	$0.10	3.0	$-

Outstanding and exercisable at December 31, 2017	383,333	$0.10	$0.10	2.9	$-

(1)	The aggregate intrinsic value is based on the $0.048 closing price as of December 31, 2017 for the Company’s Common Stock.

Common Stock Warrants

2016

On March 14, 2016, the 2016 Warrants were issued in connection with the rights offering in 2016. See Note 6 – Stockholders Equity (Deficit) – Series B Convertible Preferred Stock. The Company determined the 2016 Warrants qualify for a scope exception under ASC 815 as they were determined to be indexed to the Company’s stock.

2017

During the year ended December 31, 2017, warrants to purchase 24,978,330 common shares expired in accordance with the terms of such warrants.

Outstanding common stock warrants as of December 31, 2017, have a weighted average remaining contractual life of 0.2 years.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

A summary of the status of the Company's outstanding common stock warrants as of and for the years ended December 31, 2017 and 2016 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2015	25,084,730	0.15

For the year ended December 31, 2016
Issued	13,600	0.15
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2016	25,098,330	$0.15

For the year ended December 31, 2017
Issued	-	-
Exercised	-	-
Expired	(24,978,330)	0.15
Outstanding and exercisable at December 31, 2017	120,000	$0.15

Series A Preferred Stock warrants

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

2017

On August 16, 2017, the Company granted to David J. Medlock a warrant to purchase 25,000 shares of the Company’s Series A Preferred Stock. This warrant is immediately exercisable, has a five year term and an exercise price of $4.00 per share. The fair value of these warrants granted were estimated on the date of the grant to be $18,604 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility: 261%, risk-free interest rate: 1.03%, expected life in years: 5 based on the contract life of the warrant grant, and assumed dividend yield: 0%. The Company recorded compensation expense pertaining to this warrant in salaries, commission and related taxes of $18,604 in the year ended December 31, 2017.

During the year ended December 31, 2017, warrants to purchase 380,000 shares of the Company’s Series A Preferred Stock, which were previously granted to Mr. Oakes, Mr. Verdi and a former executive of the Company, expired in accordance with the terms of such warrants.

Outstanding warrants to purchase the Company’s Series A Preferred Stock as of December 31, 2017, have a remaining contractual life of 4.9 years.

A summary of the status of the Company's outstanding Series A Preferred Stock warrants as of and for the years ended December 31, 2017 and 2016 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2015	380,000	4.00

For the year ended December 31, 2016
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2016	380,000	$4.00

For the year ended December 31, 2017
Granted	25,000	4.00
Exercised	-	-
Expired	(380,000)	4.00
Outstanding and exercisable at December 31, 2017	25,000	$4.00

Series B Preferred Stock Warrants

2016

On April 4, 2016, the Company entered into an agreement with an existing client, which among other things, included a provision that the Company issue a warrant to the client to purchase 2,000,000 shares of the Company’s Series B Preferred Stock, which is immediately exercisable (the “2016 Series B Warrants”). The 2016 Series B Warrants have a three year term, a cashless exercise provision and an exercise price of $3.00 per share. On May 4, 2016 the Company issued the 2016 Series B Warrant to the client. The fair value of the 2016 Series B Warrants was estimated on April 4, 2016, which was the date of the agreement with the client, to be $1,299,963 using the Black-

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

Scholes option-pricing model based on the following assumptions: expected volatility: 503%, risk-free interest rate: 0.38%, expected life in years: 3 based on the contract life of the 2016 Series B Warrants, and assumed dividend yield: 0%. The Company determined the 2016 Series B Warrants qualify for a scope exception under ASC 815 as they were determined to be indexed to the Company’s stock. The Company recorded the fair value of the 2016 Series B Warrant as an increase to additional paid in capital and a reduction to revenue during the year ended December 31, 2016, in the amount of $1,299,963.

Outstanding Series B Warrants as of December 31, 2017, have a remaining contractual life of 1.6 years.

A summary of the status of the Company's outstanding Series B Preferred Stock warrants as of and for the years ended December 31, 2017 and 2016 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2015	1,250,000	$3.00

For the year ended December 31, 2016
Granted	2,000,000	3.00
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2016	3,250,000	$3.00

For the year ended December 31, 2017
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2017	3,250,000	$3.00

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

December 31, 2017 and 2016

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT) (continued)

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

In connection with Co-Investment’s note conversion, the Company and Co-Investment also entered into a Registration Rights Agreement, in substantially the same form as the 2010 Registration Rights Agreement.

In connection with the private placements that occurred during 2012, 2013, 2015 and 2017, the Company and the participating investors also entered into registration rights agreements, in substantially the same form as the 2010 Registration Rights Agreement.

As of December 31, 2017, the Company has not received a demand notice in connection with any registration rights agreement. As of December 31, 2017, the Company does not believe that it is probable that the Company will incur a penalty in connection with the Company’s registration rights agreements. Accordingly no liability was recorded as of December 31, 2017.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 7 – CAPITAL LEASE OBLIGATIONS

InsPro LLC has entered into several capital lease obligations to purchase equipment used for operations. InsPro LLC has the option to purchase the equipment at the end of the lease agreements for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized:

		December 31, 2017	December 31, 2016
	Useful Life (Years)
Computer equipment and software	3	$1,656,731	$1,576,226
Leasehold improvements	3	15,011	15,011

		1,671,742	1,591,237
Less accumulated depreciation		(1,454,084)	(1,260,944)
		$217,658	$330,293

Future minimum payments required under capital leases as of December 31, 2017 are as follows:

2018	$158,949
2019	63,145
2020	17,562

Total future payments	239,656
Less amount representing interest	20,940

Present value of future minimum payments	218,716
Less current portion	143,855

Long-term portion	$74,861

NOTE 8 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 3 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $67,181 and $79,080 for the years ended December 31, 2017 and 2016, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On October 9, 2017 the Company and Mr. David M. Anderson entered into a written employment agreement (the “Employment Agreement”) for an initial one-year term, which term shall be automatically extended for successive one-year terms unless either the Company or Mr. Anderson provides notice of non-renewal prior to the expiration of the then current term. Pursuant to the Employment Agreement, Mr. Anderson will receive a base salary of $380,000 per year. Mr. Anderson is eligible to receive an annual bonus for each calendar year, commencing with the 2018 calendar year, based on individual and corporate performance goals established by the Company’s Board. The target annual bonus is 100% of Mr. Anderson’s base salary, but for any calendar year may range from 0% to 100% of his base salary based on the Board’s determination of the level of achievement of the applicable performance goals. Mr. Anderson is eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company. Mr. Anderson is also eligible to receive a bonus in connection with a change in control of the Company, which bonus amount depends upon the net proceeds available for distribution to the Company’s stockholders.

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

The Employment Agreement also provides for a monthly allowance equal to $5,000 per month, starting in October 2017 through October 31, 2018, to assist in offsetting Mr. Anderson’s commuting expense to and from his home in North Carolina and for his temporary living expenses in Pennsylvania. The Employment Agreement also provides for a reimbursement of his out of pocket relocation expenses incurred through October 31, 2018, up to $25,000.

The Employment Agreement also provides for Mr. Anderson to receive a cash bonus payment as defined in the Employment Agreement (“Bonus Payment”) upon a change of control and the completion of a purchase or acquisition of the Company during the term of the Employment Agreement. The Bonus Payment ranges from $200,000 to $5,150,000 depending on the net proceeds received from the purchase or sale of the Company.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

The Employment Agreement also provides for a grant of restricted stock to Mr. Anderson (“Restricted Stock Grant”) in the event that the Company sells newly issued stock or the stockholders of the Company sell their stock that represents 10% or more of the fully-diluted outstanding stock of the Company during the term of the Employment Agreement (a “Qualifying Event”). The Restricted Stock Grant will be of the same class of the Company’s stock as issued or sold in the Qualified Event. The number of shares in the Restricted Stock Grant will be determined based on 3% of the excess of the enterprise value of the Company as defined in the Employment Agreement over $30,000,000. The Restricted Stock Grant will vest annually in three substantially equal installments starting on the first anniversary of the Restricted Stock Grant. The Restricted Stock Grant shall become fully vested upon a change of control, or Mr. Anderson’s termination without cause, or his resignation for good reason as defined in the Employment Agreement.

On March 31, 2008, Anthony R. Verdi, our Chief Financial Officer, was also appointed to the position of Chief Operating Officer, effective April 8, 2008. Mr. Verdi was appointed to the board on June 20, 2008 and was appointed our Principal Executive Officer on May 18, 2011 through January 26, 2015.

Mr. Verdi’s amended and restated employment agreement automatically renewed for a one year term on March 31, 2015, and, if not terminated, will automatically renew for one year periods. His annual base salary was $225,000 per year from March 31, 2008 through May 30, 2011 and was then increased by the board of directors to $250,000 effective June 1, 2011, again increased to $300,000 effective November 1, 2015 and again increased to $325,000 effective October 1, 2017. He is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

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

Mr. Robert Oakes resigned as an executive employee effective June 30, 2017. Pursuant to Mr. Oakes’ employment agreement, Mr. Oakes will be entitled to receive; (i) continuation of his $300,000 per year base salary for a period of 12 months in accordance with the Company's normal payroll practices, less any applicable income tax withholding required under federal or state law, and subject to Section 409A of the Internal Revenue Code of 1986, as amended, and applicable guidance issued there under, and (ii) continuation for a period of 18 months after the date of termination of the benefits under benefit plans extended from time to time by the Company to its senior executives. As of December 31, 2017, the Company recorded a severance accrual connection with Mr. Oakes termination in the amount of $327,529, which is recorded in selling, general and administrative expenses and accrued liabilities.

Pursuant to Mr. Oakes’ employment agreement, he is subject to non-competition and non-solicitation covenants during the term of his employment agreement and for a period of one year following his termination.

As of December 31, 2017, the Company recorded a severance accrual connection with an executive’s termination effective December 31, 2017, in the amount of $103,882, which is recorded in selling, general and administrative expenses and accrued liabilities. Pursuant to this executive’s employment agreement, the executive is subject to non-competition and non-solicitation covenants during the term of his employment agreement and for a period of six months following his termination.

As of December 31, 2017, the Company has employment agreements with Mr. Medlock and another executive that will automatically renew for a one year term in 2018. These employment agreements provide that these executives will be compensated at an aggregate annual base salary of $429,000. These agreements may be terminated by the Company for “cause” (as such term is defined in the agreements) and without “cause” upon 30 days’ notice. These agreements may be terminated by the Company without “cause”, in which case the terminated employee will be entitled to their base salary for a period of six months. In the event of termination without cause or for good reason, these executives would receive their then current base annual salary for a period of six months, plus unpaid accrued employee benefits, which is primarily accrued vacation, less all applicable taxes. In the event of the voluntary termination of any of these executives’, death or disability, they or their estate would receive unpaid accrued employee benefits, less all applicable taxes. These agreements also contain non-competition and non-solicitation provisions for the duration of the agreements plus a period of six months after termination of employment.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

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

The Company paid the Landlord a security deposit of $110,000 under the lease (the “Security Deposit”) during the third quarter of 2006, which is accounted for as a deposit in other assets. The Company will not earn interest on the Security Deposit. The Security Deposit will decrease and the Landlord will return to the Company $10,000 on the third anniversary of the commencement date of the lease and on each anniversary thereafter until the required Security Deposit has been reduced to $20,000. The Security Deposit will be returned to the Company 30 days after the end of the lease provided the Company has complied with all provisions of the lease. The balance of the Security Deposit is $0 and $30,000 as of December 31, 2017 and 2016, respectively.

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

On March 15, 2012, InsPro LLC and BPG agreed to amend the BPG Lease to extend its term to January 31, 2017, and after BPG completes certain building improvements InsPro Technologies will move from its current location to another floor of the same building and lease 17,567 square feet of furnished office space from BPG. Effective April 1, 2015, InsPro LLC and BPG agreed to amend the BPG Lease to lease 6,810 square feet of furnished office space from BPG on another floor of the same building. The Company’s monthly rent shall be $24,887 per month commencing with InsPro Technologies’ occupancy of the new office space, which occurred in June 2012 through January 31, 2013. InsPro Technologies’ monthly rent increased to $25,619 per month February 1, 2013 through January 31, 2014, increased to $26,351 per month February 1, 2014 through January 31, 2015, increased to $27,082 per month February 1, 2015 through March 31, 2015, increased to $37,082 through January 31, 2016, will increase to $37,814 per month February 1, 2016 through March 31, 2016, and will decrease to $27,814 per month from April 1, 2016 through January 31, 2017. On June 9, 2016, InsPro LLC and BPG entered into a sixth amendment to the Lease Agreement whereby InsPro LLC and BPG agreed to amend the Lease Agreement to extend the term through January 31, 2018 for 17,567 of rentable square feet at a monthly cost of $28,546 for the period February 1, 2017 through January 31, 2018. On June 7, 2017, InsPro LLC and BPG entered into a seventh amendment to the Lease Agreement whereby InsPro LLC and BPG agreed to amend the Lease Agreement to extend the term through January 31, 2019 for 17,567 of rentable square feet at a monthly cost of $30,010 for the period February 1, 2018 through January 31, 2019.

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $403,831 and $613,250 for the years ended December 31, 2017 and 2016, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Future minimum payments required under operating leases and service agreements at December 31, 2017 are as follows:

2018	$679,864
2019	338,278
2020	38,926
thereafter	-

Total	$1,057,068

NOTE 10 - INCOME TAXES

The Company has net operating loss carry forwards for federal income tax purposes of approximately $48,900,000 at December 31, 2017, the unused portion of which expires in years 2026 through 2037. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50 percent change in ownership). The issuance of the Company’s Series A Preferred Stock on January 15, 2009 resulted in a change of control as defined under IRC 382.

Components of income taxes for the years ending December 31 were as follows:

	For the Year Ended December 31,
	2017	2016

Federal	$28,000	$-
State	142,000	-

	$170,000	$-

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the periods ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016

U.S. statutory rate	35.0%	35.0%
State income taxes	6.5	3.0
Amortization/impairment of acquisition related assets	(0.3)	0.2
Stock based compensation	3.6	(3.2)
Stock based fees paid to client	0.0	(18.5)
Other permanent differences	1.7	(0.6)
Valuation allowance	(36.8)	(15.9)
	9.70%	0.00%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 10 - INCOME TAXES (continued)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Deferred tax assets:
Net operating loss carry forward	$14,201,084	$19,227,610
Depreciation	67,099	88,909
Compensation expense	123,093	64,230
Accrued expense	41,681	-
Deferred revenue	449,500	686,297
All Miscellaneous Other	3,386	2,874
Total deferred tax asset	14,885,843	20,069,920

Deferred tax liabilities	-	-
Net deferred tax asset	14,885,843	20,069,920
Less: valuation allowance	(14,885,843)	(20,069,920)
	$-	$-

The Company has fully reserved the deferred tax asset in excess of the deferred tax liabilities due to the limitation on taxable income that can be offset by net operating loss carry forwards in future periods under IRC section 382 as a result of changes in control and substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance was decreased by $5,184,077 from the prior year.

On December 22, 2017 the Tax Cuts and Jobs Act (H.R. 1) was signed into law. This act includes, among other items, a permanent reduction to the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The new bill reduced the blended tax rate for the Company from 38% to 29%. The change in the blended tax rate reduced the 2017 net operating loss carry forward deferred tax assets by approximately $4,407,232.

NOTE 11 – SUBSEQUENT EVENTS

Expiration of Warrants

On March 14, 2018, warrants to purchase 120,000 common shares expired in accordance with the terms of such warrants.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision of our Principal Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that assessment, the Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective for their intended purposes as of December 31, 2017.

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

As of December 31, 2017 management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our Principal Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter and year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

NONE.

PART III

Item 10.	Directors, executive officers and corporate governance.

Directors of the Registrant

David M. Anderson, 56, has served as one of our directors since November, 2017 and has served as our Chief Executive Officer since October 9, 2017. From January, 2017 through May, 2017, Mr. Anderson served as Senior Vice President and head of US individual life reinsurance at SCOR Global Life Americas, a division of Scor SE. From September, 2012 through September, 2016, Mr. Anderson served as the Chairman, President and Chief Executive Officer at TIAA-CREF Life Insurance Company, a division of TIAA. From January, 2012 through September, 2012, Mr. Anderson served as Interim Head of HR at TIAA, and from August, 2010 through January, 2011 as Senior Managing Director – Enterprise Integration at TIAA. From January, 2009 through July, 2010, Mr. Anderson served as Senior Vice President – Centralized Services at Thrivent Financial. Mr. Anderson’s experience as an executive in the insurance and financial services fields qualifies him to be a member of our board of directors.

Michael Azeez, 60, has served as one of our directors since December, 2011. Mr. Azeez is a managing member of Azeez Investors, LLC. Mr. Azeez co-founded Unitel in 1988 and served its President from 1988 until 2002. Mr. Azeez served in various executive positions at American Cellular Network Corporation from 1982 until 1988 and his positions included Vice President, General Manager of various divisions and as assistant to the President. Mr. Azeez is a member of the board of directors of Acrometis Strategic Software Services, which provides software solutions to insurance companies for workers compensation claims management. Mr. Azeez is a member of the board of directors of the Friends of Yemin Orde. Mr. Azeez is the Chairman and founder of the Sam Azeez Museum of Woodbine Heritage. Mr. Azeez’s significant executive and business development experience in the telecommunications industry and his civic service for various non-profit organizations qualifies him to be a member of our board of directors.

Donald R. Caldwell, 71, has served as one of our directors and as one of the Co-Chairmen of our board of directors from April 2008 through November 24, 2009, as our Chairman since November 24, 2009 and as our Chief Executive Officer from January 26, 2015 through October 9, 2017. Mr. Caldwell founded Cross Atlantic in 1999, and presently serves as its Chairman and Chief Executive Officer and serves on its Audit and Nominating and Governance committees. He has served as a director at Rubicon Technology, Inc. since 2001 and chairs its Compensation Committee. He served on the board of directors at Diamond Management & Technology Consultants, Inc. (NASDAQ) from 1994 until its sale to PriceWaterhouse in 2010 and served as a member of its Compensation Committee, Audit Committee and as the lead Director since 2006. Mr. Caldwell has been a director of Quaker Chemical Corporation (NYSE:KWR), a provider of process chemicals and chemical specialties, since 1997 and was appointed as lead director in May 2016. He also serves as Chairman of Quaker’s Executive Committee and a member of its Compensation and Audit Committees. He is a member of the Compensation Committee and a director of Voxware, Inc., a supplier of voice driven solutions. Mr. Caldwell has been a director, Chairman of the Audit Committee and member of the Compensation Committee of Lighting Gaming, Inc. since 2005. Mr. Caldwell was a director of Amber Road, Inc. (NYSE:AMBR) and served on the Nominating and Governance Committee and Compensation Committee from 2005 until his resignation on December 31, 2016. Mr. Caldwell was a director and member of the Risk Management Committee and Chairman of the Audit Committee of Fox Chase Bancorp, Inc. (NASDAQ:FXCB), a stock holding company of Fox Chase Bank, from October 2014 until it was acquired by Univest Corporation of Pennsylvania on July 1, 2016. Mr. Caldwell was a director of Kanbay International, Inc. from 1999 through 2007 when it was purchased by Capgemini. From 1996 to 1999, Mr. Caldwell was President and Chief Operating Officer and a director of Safeguard Scientifics, Inc. Mr. Caldwell was a Certified Public Accountant in the State of New York. Mr. Caldwell’s experience serving as a director and officer of numerous public companies qualifies him to be a member of our board of directors.

John Harrison, 74, has served as one of our directors since November 2005. He is a founding Partner and Executive Director of The Keystone Equities Group, Inc., a full service investment banking group and a registered NASD broker-dealer founded in 2003. Mr. Harrison also is a Managing Director of Covenant Partners, a hedge fund that invests in direct marketing services companies. In 1999, Mr. Harrison became a founding Partner of Emerging Growth Equities, Ltd., a full service investment banking and brokerage firm focused on raising capital for emerging technology companies addressing high-growth industry sectors. From 1985 to 2000, Mr. Harrison served as President of DiMark, a direct marketing agency that was subsequently acquired by Harte-Hanks in 1996. He also has held senior management positions with CUNA Mutual, RLI Insurance and CNA Insurance where he directed their direct marketing practice. Mr. Harrison was Chairman of Professional Insurance Marketing Association (PIMA) and Chairman of the DMA Financial Services Council. Mr. Harrison’s extensive experience in the financial and insurance sectors qualifies him to be a member of our board of directors.

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

Alan Krigstein, 65, has served as a director since June 2014. Mr. Krigstein was Executive Vice President and Chief Financial Officer of Independence Blue Cross, a health insurer organization and independent licensee of the Blue Cross and Blue Shield Association from 2009 through 2017. Mr. Krigstein previously served as Senior Vice President and Chief Financial Officer of AmeriHealth Mercy Family of Companies from 1994 to 2009. Mr. Krigstein also serves as trustee and member of the audit committee of Plan Investment Fund, Inc., a mutual fund company that is open only to members and licensees of the Blue Cross and Blue Shield Association and certain related organizations, from 2011 to the present. Mr. Krigstein’s experience as an executive in the health insurance field qualifies him to be a member of our board of directors.

Robert J. Oakes, 59, served as one of our directors from August 2008 through March 26, 2018. He has served as the President and CEO of our InsPro Technologies, LLC subsidiary since our acquisition of the subsidiary on October 1, 2007 through January 26, 2015 and as our Vice Chairman from January 26, 2015 through March 26, 2018. Mr. Oakes resigned as an executive of the Company and InsPro Technologies, LLC effective June 30, 2017, however Mr. Oakes remains Vice Chairman and a director. From 1986 until 2007 Mr. Oakes was President and Chief Executive Officer of the general partner of Atiam Technologies L.P. (now known as InsPro Technologies, LLC), a software development and servicing company that developed, expanded and serviced products to serve the insurance and financial services markets. Mr. Oakes founded InsPro Technologies, LLC under the name “Atiam” in 1986 and led the company’s effort to design and develop its flagship product, InsPro Enterprise. InsPro Enterprise is a state-of-the-art Insurance, Marketing, Administration and Claim System that provides end-to-end insurance processing, technology and support, for a broad range of life, health and disability products. Mr. Oakes’ experience in the development of our flagship product and his management of InsPro Technologies, LLC through January 26, 2015, qualified him to be a member of our board of directors.

Sanford Rich, 60, has served as one of our directors since April 2006. Mr. Rich is currently the Executive Director at New York City Board of Education Retirement System since January 2016.  Mr. Rich was Chief of Negotiations and Restructuring at the Pension Benefit Guaranty Corporation, a U.S. government agency, from November 2012 to January 2016. He is a director and the Audit Committee Chairman at Aspen Group Inc., an online for profit university. Mr. Rich served as director and Chief Executive Officer at In the Car, LLC from October 2011 to November 2012. Mr. Rich was a FINRA Registered Managing Director with Whitemarsh Capital Advisors LLC, a broker-dealer, from February 2009 through December 2014. Mr. Rich served as a director, audit committee chairman and Commission qualified audit committee financial expert of Interclick, Inc. from 2007 to 2010. From 1995 to May 2008, Mr. Rich was director, Senior Vice President and Portfolio Manager at GEM Capital Management Inc. From 1993 to 1995, Mr. Rich was a Managing Director of High Yield Finance, Capital Markets & North American Loan Syndicate, Sales and Trading at Citicorp Securities. From 1985 to 1993, he served as Managing Director of Debt Capital Markets at Merrill Lynch. From 1978 to 1985, Mr. Rich held various Analyst positions in numerous companies, including Cypress Capital Management, Inc. (Vice President and Analyst from 1983 to 1985), FIAMCO (Distressed/High Yield Bond Analyst from 1981 to 1983), Progressive Corporation (Financial Analyst from 1980 to 1981) and Prescott, Ball and Turben (Distressed/High Yield Bond Analyst from 1978 to 1980). Mr. Rich’s 30+ years of experience in the financial sector qualifies him to be a member of our board of directors.

L.J. Rowell, 85, has served as one of our directors since April 2006. He is a past President (1984-1996), Chief Executive Officer (1991-1996) and Chairman of the Board (1993-1996) of Provident Mutual Life Insurance Company, where he also held various other executive and committee positions from 1980 until his retirement in 1996. Mr. Rowell served on the board of directors of the PMA Group from 1992 until 2009. Mr. Rowell served on the board of directors of the Southeast Pennsylvania Chapter of the American Red Cross, the American College, The Foundation at Paoli, and The Milton S. Hershey Medical Center. Mr. Rowell also has served on the Board of Trustees of The Pennsylvania State University as a business and industry trustee since 1992. In 1991, he served as the Chairman of the Major Business Division for the United Way of Southeastern Pennsylvania. Mr. Rowell also has served as Chairman of The American Red Cross Ad Blood Campaign and has previously served on its Major Contributions Donor Campaign. Mr. Rowell’s extensive experience in the health insurance industry and his civic service for various health care organizations qualifies him to be a member of our board of directors.

Paul Soltoff, 63, had served as one of our directors from November 2005 through March 1, 2018. He is currently Managing Partner of RobPet, LLC since 2015, and Managing Partner of Paul Soltoff Advisors, LLC since 2016. He served as Chairman and Chief Executive Officer of Acquirgy, Inc. from 2009 to 2014. He served as Chairman and Chief Executive Officer of SendTec, Inc. from its inception in February 2000 through 2009. From 1997 until February 2000, Mr. Soltoff served as Chief Executive Officer of Soltoff Direct Corporation, a specialized direct marketing consulting company. From September 2004 until October 2005, Mr. Soltoff served as a director of theglobe.com. Mr. Soltoff’s experience as an officer and director in the Internet marketing sector qualified him to be a member of our board of directors.

Frederick C. Tecce, 81, has served as one of our directors since August 2016 and he previously served as one of our directors from August 2, 2007 through August 14. 2012. He has also served on the board of several publicly traded companies as well as numerous privately held companies. In addition, he served on the Board of Independence Blue Cross for 2 different terms. On a day to day basis, he serves as Of Counsel to the law firm of Buchanan Ingersoll and Rooney as well as being Of Counsel and Partner to Cross Atlantic Capital Partners. In addition to his pursuits in the private sector, Mr. Tecce has also served in the public sector where he was appointed by Pennsylvania Governor Tom Ridge to serve on the transition team. His board experience includes being an active member of the Board of the $50 billion Public School Employees Retirement Systems (PSERS), where he held the title of chairman of the Finance Committee for 6 years until his retirement in 2001. Mr. Tecce also served in the federal sector as a member of the Federal Judicial Nominating Committee. He has served in a management position in several for-profit businesses, some of which he has founded. Mr. Tecce’s numerous legal, business and government experiences qualify him to be a member of our board of directors.

Anthony R. Verdi, 69, has served as one of our directors since June 2008, as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008, as Acting Principal Executive Officer from June 20, 2008 through May 18, 2011 and as Principal Executive Officer from May 18, 2011 through January 26, 2015. From 2001 until November 2005, Mr. Verdi provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. Mr. Verdi served as Chief Operating Officer of Provident American Corporation and Chief Financial Officer of HealthAxis, Inc. From January 1990 until December 1998, Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller. Mr. Verdi’s extensive experience in the health insurance industry and his financial and accounting background qualifies him to be a member of our board of directors.

Edmond J. Walters, 56, has served as one of our directors since April 2008. Mr. Walters is Founder and was the Chief Executive Officer of eMoney Advisor, a wealth planning and management solutions provider for financial advisors that Mr. Walters founded in 2000 and is now a wholly-owned subsidiary of Commerce Bancorp. Prior to forming eMoney Advisor in 2000, Mr. Walters spent more than 20 years in the financial services industry, advising high net worth clients. From 1983 to 1992 he was associated with Kistler, Tiffany & Company in Wayne, PA. In 1992, Walters helped found the Wharton Business Group, a financial advising firm, in Malvern, PA. Mr. Walters’ 20+ years of experience in the financial sector qualify him to be a member of our board of directors.

The Board has determined that Messrs. Azeez, Harrison, Harvey, Krigstein, Rich, Rowell, Tecce and Walters are “independent” directors and that Mr. Soltoff was “independent” during the time he served on the Board as defined by Rule 4200(a)(15) of the NASDAQ listing standards and as defined by Rule 10A-3(b)(1)(ii) promulgated by the Commission.

Executive Officers of the Registrant

The following table sets forth the name, age and title of persons currently serving or who have served as our executive officers during 2017. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position
David M. Anderson	56	Principal Executive Officer of InsPro Technologies Corporation and InsPro Technologies, LLC
Donald R. Caldwell	71	Principal Executive Officer and Chairman of the board of directors of InsPro Technologies Corporation and InsPro Technologies, LLC
Mark Daley	64	Chief Revenue Officer of InsPro Technologies, LLC
David J. Medlock	35	Senior Vice President – Development, Solutions Architecture and Technical Services
Anthony R. Verdi	69	Chief Financial Officer, Chief Operating Officer and Assistant Secretary
Robert J. Oakes	59	Vice Chairman of the board of directors InsPro Technologies Corporation

David M. Anderson has served as our Chief Executive Officer since October 9, 2017. From January, 2017 through May, 2017, Mr. Anderson served as Senior Vice President and head of US individual life reinsurance at SCOR Global Life Americas, a division of Scor SE. From September, 2012 through September, 2016, Mr. Anderson served as the Chairman, President and Chief Executive Officer at TIAA-CREF Life Insurance Company, a division of TIAA. From January, 2012 through September, 2012, Mr. Anderson served as Interim Head of HR at TIAA, and from August, 2010 through January, 2011 as Senior Managing Director – Enterprise Integration at TIAA. From January, 2009 through July, 2010, Mr. Anderson served as Senior Vice President – Centralized Services at Thrivent Financial.

Donald R. Caldwell served as one of our directors and as one of the Co-Chairman of our board of directors from April 2008 through November 24, 2009, as our Chairman since November 24, 2009 and as our Chief Executive Officer from January 26, 2015 to October 9, 2017. Mr. Caldwell founded Cross Atlantic in 1999, and presently serves as its Chairman and Chief Executive Officer. He has served as a director at Rubicon Technology, Inc. since 2001 where he chairs the Compensation Committee; and at Diamond Management & Technology Consultants, Inc. (NASDAQ) from 1994 until its sale to PriceWaterhouse in 2010, and where he served as a member of their Compensation Committee, Audit Committee and as the lead Director since 2006. Mr. Caldwell is a director and a member of the Compensation and Audit Committees and Chairman of the Executive Committee of Quaker Chemical Corporation (NYSE), and a member of the Compensation Committee and the board of Voxware, Inc. , a supplier of voice driven solutions. Mr. Caldwell has been a director, Chairman of the Audit Committee and member of the compensation committee of Lighting Gaming, Inc. since 2005.  Mr. Caldwell has been a director of Amber Road, Inc. (NYSE: AMBR) since 2005. Mr. Caldwell has been a director and member of the audit committee of Fox Chase Bancorp, Inc. (NASDAQ: FXCB), a stock holding company of Fox Chase Bank, since October of 2014. Mr. Caldwell was a director of Kanbay International, Inc. from 1999 through 2007 when it was purchased by Capgemini.  From 1996 to 1999, Mr. Caldwell was President and Chief Operating Officer and a director of Safeguard Scientifics, Inc. Mr. Caldwell was a Certified Public Accountant in the State of New York.

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

David J. Medlock has served as our Senior Vice President – Development, Solutions Architecture and Technical Services since August 2017, as Vice President Development and Solutions Architecture from July 2015 through August 2017, as Vice President Application Development from December 2014 through July 2015, as Director of Information Technology from August 2014 through December 2014 and as a non-employee independent consultant to the Company from April 2014 to July 2014. From June 2013 to March 2014 he worked independently as a Systems Implementation Program Manager. From November 2011 to June 2013 he served as Senior Technical Consultant for the TriZetto Group.

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

Robert Oakes served as the President and Chief Executive Officer of our InsPro Technologies, LLC subsidiary since our acquisition of it on October 1, 2007 through January 26, 2015 and as our Vice Chairman from January 26, 2015 through March 26, 2018. Mr. Oakes resigned as an executive of the Company and InsPro Technologies, LLC effective June 30, 2017, however Mr. Oakes remains Vice Chairman and a director. From 1986 until 2007 Mr. Oakes was President and Chief Executive Officer of the general partner of Atiam Technologies L.P., a software development and servicing company that developed, expanded and serviced products to serve the insurance and financial services markets. Mr. Oakes founded Atiam in 1986 and led the company’s effort to design and develop its flagship product, InsPro Enterprise.

Board Leadership Structure and Risk Oversight

The role of Chief Executive Officer and Chairman of the board were separate positions through January 26, 2015, were combined into a single position with Mr. Caldwell’s appointment as Chief Executive Officer on January 26, 2015, and became separate positions on October 9, 2017, with the appointment of Mr. Anderson as Chief Executive Officer. We believe it is the Chief Executive Officer’s responsibility to oversee the Company’s operations and the Chairman’s responsibility to coordinate the appropriate functioning of the board.

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

Corporate Governance and Committees

Our board of directors currently is composed of Messrs. Anderson, Azeez, Caldwell, Harrison, Harvey, Krigstein, Rich, Rowell, Tecce, Verdi and Walters. Mr. Caldwell is the Chairman of our board of directors. Directors serve until the next annual meeting of stockholders, until their successors are elected or appointed or qualified, or until their resignation or removal. Our executive officers are appointed by, and serve at the discretion of, our board of directors. Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. Pursuant to our bylaws, our board of directors may from time to time establish other committees to facilitate the management of our business and operations.

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

Nominating and Governance Committee

The members of our nominating and governance committee are Messrs. Rowell, Harrison and Walters. Mr. Rowell chairs the committee. This committee is responsible for recommending qualified candidates to the board of directors for election as directors, including the slate of directors that the board proposes for election by stockholders at annual meetings. While the committee does not have a formal diversity “policy,” the committee recommends candidates based upon many factors, including the diversity of their business or professional experience, the diversity of their background and their array of talents and perspectives. We believe that the committee’s existing nominations process is designed to identify the best possible nominees for the board, regardless of the nominee’s gender, racial background, religion or ethnicity. The committee identifies candidates through a variety of means, including recommendations from members of the board and suggestions from our management, including our Chairman and Principal Executive Officer. In addition, the committee considers candidates recommended by third parties, including stockholders. Stockholders wishing to recommend director candidates for consideration by the committee may do so by writing our Secretary and giving the recommended candidate’s name, biographical data and qualifications.

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

Summary Compensation Table

The following table summarizes the compensation paid to, awarded to or earned during the fiscal years ended December 31, 2017 and 2016 by our Principal Executive Officer and each of our three other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered to us in all capacities during 2017 and 2016. The executive officers listed in the table below are referred to in this report as our “named executive officers”. There were no non-equity incentive plan compensation or non-qualified deferred compensation earnings for any of the named executive officers for the fiscal years ended December 31, 2017 and December 31, 2016.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (6)	Stock Awards ($) (7)	Option Awards ($) (9)	All Other Compensation ($) (8)	Total ($)

Donald R. Caldwell (1)	2017	1	-	-	-	7,554	7,555
Chief Executive Officer,	2016	1	-	-	-	9,370	9,371
Chairman of the Board of Directors

David M. Anderson (5)	2017	87,803	-	-	-	24,195	111,998
Chief Executive Officer	2016	-	-	-	-	-	-

Anthony R. Verdi (2)	2017	306,250	50,000	-	-	15,702	371,952
Chief Financial Officer & Chief	2016	300,000	-	-	-	16,296	316,296
Operating Officer

Robert J. Oakes (3)	2017	75,000	50,000	-	-	372,337	497,337
Vice Chairman & Founder of InsPro Technologies, LLC	2016	300,000	50,000	-	-	18,764	368,764

Mark Daley (4)	2017	47,101	-	-	-	127,252	174,353
Chief Revenue Officer of	2016	250,000	-	-	-	6,894	256,894
InsPro Technologies, LLC

David J. Medlock
Senior Vice President - Development	2017	229,402	22,500	-	18,604	12,346	282,852
Solutions Architecture & Technical Services	2016	220,000	22,500	-	-	12,595	255,095
InsPro Technologies, LLC

(1)          Mr. Caldwell has served as one of our directors and as one of the Co-Chairman of our board of directors from April 2008 through November 24, 2009, as our Chairman since November 24, 2009 and as our Chief Executive Officer from January 26, 2015, to October 9, 2017. Mr. Caldwell’s compensation received subsequent to October 9, 2017, was that of a non-employee director and is included in the tables and disclosures with all other non employee directors. Mr. Caldwell has assigned all of his compensation to the Co-Investment Fund II, L.P.

(2)          Mr. Verdi was appointed as our Chief Financial Officer on November 10, 2005, Chief Operating Officer on April 1, 2008, interim Principal Executive Officer on June 20, 2008 and Principal Executive Officer on May 18, 2011 and effective January 26, 2015 serves as Chief Financial Officer.

(3)          Mr. Oakes was appointed as President of our subsidiary InsPro Technologies, LLC on October 1, 2007 concurrently with the closing of our acquisition of InsPro and from January 26, 2015 through March 26, 2018 served as Vice Chairman of our board of directors. Mr. Oakes resigned as an employee effective June 30, 2017, and his compensation received subsequent to his resignation as a non-employee director is included in the tables and disclosures with all other non employee directors.

(4)          Mr. Daley was appointed Chief Revenue Officer of our subsidiary InsPro Technologies, LLC on June 2, 2014. Mr. Daley’s employment terminated effective March 8, 2017, and all amounts owed to Mr. Daley pursuant to his employment agreement were paid to him during 2017.

(5)          Mr. Anderson was appointed Chief Executive Officer on October 9, 2017.

(6)          Mr. Oakes received a $50,000 bonus in 2017 as consideration for his agreement to delay the effective date of his resignation until June 30, 2017. Mr. Verdi received a discretionary bonus of $50,000 in 2017 and Mr. Oakes received a discretionary bonus of $50,000 in 2016, which were both approved by the Company’s Board. Mr. Medlock received a $22,500 bonus as part of a stay bonus arrangement in 2016 and 2017.

(7)          There were no stock awards or stock option awards to any of the named executive officers for the fiscal years ended December 31, 2017 and December 31, 2016.

(8)          All other compensation paid to our named executive officers in the fiscal year ended December 31, 2017 consisted of the following:

Name	Payments for Auto and Equipment ($) (a)	Company Paid Health, Life and Disabilitly Insurance ($) (b)	Severance ($)	Company Matching of Employee 401(k) Contributions $ (c)	Post Employment Consulting Fees $ (d)	Reimbursement of Personal Expenses $ (e)	Board of Directors Meeting Fees $ (f)	Total ($)

Donald R. Caldwell	-	-	-	-	-	-	7,554	7,554

David M. Anderson	139	-	-	-	-	24,056	-	24,195

Anthony R. Verdi	12,600	619	-	2,483	-	-	-	15,702

Robert J. Oakes	150	13,835	300,000	752	57,600	-	-	372,337

Mark Daley	100	1,680	125,000	472	-	-	-	127,252

David J. Medlock	600	9,221	-	2,525	-	-	-	12,346

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

(c)          Company matching of employee 401(k) contributions represents 25% of the employee’s contribution up to 4% of the employee’s compensation, which were fully vested for Messrs. Daley, Verdi, Oakes and Medlock.

(d)          Mr. Oakes received monthly consulting fees of $9,600 in the months of July through December 2017, as a non-employee for sales and marketing management and advisory services.

(e)          Mr. Anderson monthly received $5,000 as a personal living allowance in the months of October, November and December and a one-time reimbursement of $9,056 for his personal legal expenses incurred by him as a result of negotiating his employment agreement with the Company in accordance with his employment agreement.

(f)          Mr. Caldwell received board and committee meeting fees at the rates specified in the Company’s non employee director compensation plan during from January 1 through October 9, 2017. Mr. Caldwell has assigned all of his compensation to the Co-Investment Fund II, L.P.

(9)          Option awards to our named executive officers in the fiscal years ended December 31, 2017 and 2016 consisted of a warrant granted to Mr. Medlock to purchase 25,000 shares of the Company’s Series A convertible preferred stock as listed in the following:

Name	Fiscal Year	Fair Value at Date of Grant ($)	Number of Options Granted (#)	Option Exercise Price ($)	Closing Stock Price on the Date of Grant ($)	Date of Grant	Expected Volatility	Risk Free Interest Rate	Expected Life in Years	Assumed Dividend Yield

Donald R. Caldwell	2017	-	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-	-

David M. Anderson	2017	-	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-	-

Anthony R. Verdi	2017	-	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-	-

Robert J. Oakes	2017	-	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-	-

Mark Daley	2017	-	-	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-	-	-

David J. Medlock	2017	18,604	25,000	4.000	0.038	8/16/2017	261%	1.030%	5.000	-
	2016	-	-	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the outstanding equity awards held by our named executive officers for the year ended December 31, 2017. There have been no stock awards granted in 2017.

Option Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Name		Exercisable	Unexercisable	(#)	($)	Date

Donald R. Caldwell		-	-	-	-	-

David M. Anderson		-	-	-	-	-

Anthony R. Verdi		-	-	-	-	-

Robert J. Oakes		-	-	-	-	-

Mark Daley		-	-	-	-	-

David J. Medlock	(a)	25,000	-	-	4.00	8/16/2022
	(b)	133,333	66,667	-	0.10	3/27/2020

(a)	Warrant to purchase 25,000 shares of the Company’s Series A convertible preferred stock
(b)	An option to purchase 200,000 shares of the Company’s common stock.

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

Employment, Severance and Other Agreements

David M. Anderson

On October 9, 2017 the Company and Mr. David M. Anderson entered into a written employment agreement (the “Employment Agreement”) for an initial one-year term, which term shall be automatically extended for successive one-year terms unless either the Company or Mr. Anderson provides notice of non-renewal prior to the expiration of the then current term. Pursuant to the Employment Agreement, Mr. Anderson will receive a base salary of $380,000 per year. Mr. Anderson is eligible to receive an annual bonus for each calendar year, commencing with the 2018 calendar year, based on individual and corporate performance goals established by the Company’s Board. The target annual bonus is 100% of Mr. Anderson’s base salary, but for any calendar year may range from 0% to 100% of his base salary based on the Board’s determination of the level of achievement of the applicable performance goals. Mr. Anderson is eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company. Mr. Anderson is also eligible to receive a bonus in connection with a change in control of the Company, which bonus amount depends upon the net proceeds available for distribution to the Company’s stockholders.

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

The Employment Agreement also provides for a monthly allowance equal to $5,000 per month, starting in October 2017 through October 31, 2018, to assist in offsetting Mr. Anderson’s travel commuting to and from his home in North Carolina and for his temporary living expenses in Pennsylvania. Furthermore the Employment Agreement also provides for a reimbursement of his out of pocket relocation expenses incurred through October 31, 2018, up to $25,000.

The Employment Agreement also provides for Mr. Anderson to receive a cash bonus payment as defined in the Employment Agreement (“Bonus Payment”) upon a change of control and the completion of a purchase or acquisition of the Company during the term of the Employment Agreement. The Bonus Payment ranges from $200,000 to $5,150,000 depending on the net proceeds received from the purchase or sale of the Company.

The Employment Agreement also provides for a grant of restricted stock to Mr. Anderson (“Restricted Stock Grant”) in the event that the Company sells newly issued stock or the stockholders of the Company sell their stock that represents 10% or more of the fully-diluted outstanding stock of the Company during the term of the Employment Agreement (a “Qualifying Event”). The Restricted Stock Grant will be of the same class of the Company’s stock as issued or sold in the Qualified Event. The number of shares in the Restricted Stock Grant will be determined based on 3% of the excess of the enterprise value of the Company as defined in the Employment Agreement over $30,000,000. The Restricted Stock Grant will vest annually in three substantially equal installments starting on the first anniversary of the Restricted Stock Grant. The Restricted Stock Grant shall become fully vested upon a change of control, or Mr. Anderson’s termination without cause, or his resignation for good reason as defined in the Employment Agreement.

Pursuant to the Employment Agreement, Mr. Anderson has also agreed to customary restrictions with respect to the disclosure and use of the Company’s confidential information, and has agreed that work product or inventions developed or conceived by him while employed with the Company relating to its business is the Company’s property. In addition, during the term of his employment and for the 18 month period following his termination of employment for any reason, other than his termination without “cause” or his resignation for “good reason” (each as defined in the Employment Agreement), Mr. Anderson has agreed not to (1) perform services on behalf of a competing business which was the same or similar to the types services he was authorized, conducted, offered or provided to the Company, (2) solicit, seek to employ, or seek to retain any of the Company’s employees, independent contractors or outside agents of the Company, or (3) make any written or oral statements that are maliciously false or defamatory about the Company.

Donald R. Caldwell

Our board of directors appointed Mr. Caldwell Chief Executive Officer and Chairman of our board of directors on January 26, 2015, with an annual salary of $1. Mr. Caldwell resigned as Chief Executive Officer on October 9, 2017 and as an employee effective with the appointment of Mr. Anderson as the Company’s Chief Executive Officer.

Anthony R. Verdi

Pursuant to an amended and restated employment agreement Mr. Verdi serves as our Chief Financial Officer and Chief Operating Officer. His amended and restated employment agreement automatically renewed for a one year term on March 31, 2017, and, if not terminated, will automatically renew for one year periods. His annual base salary was $225,000 per year from March 31, 2008 through May 30, 2011 and was then increased by the board of directors to $250,000 effective June 1, 2011, increased to $300,000 effective November 1, 2015 and increased to $325,000 effective October 1, 2017. He is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time.

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

David J. Medlock

Pursuant to an employment agreement Mr. Medlock serves as our Senior Vice President of Development, Solutions Architecture and Technical Services. His employment agreement automatically renewed for a one year term on March 27, 2018, and, if not terminated, will automatically renew for one year periods. His annual base salary was $180,000 per year from March 27, 2015 through July 1, 2015, was then increased to $210,000 effective July 1, 2015, was then increased to $220,000 effective November 1, 2015, was then increased to $235,000 effective August 16, 2017, and was then increased to $240,000 effective October 1, 2017. He is entitled to receive such bonus compensation programs available to executive employees of the Company and InsPro Technologies, LLC.

In the event of Mr. Medlock’s termination without cause or for good reason, he or his estate would receive his then current base annual salary, plus unpaid accrued employee benefits, which is primarily accrued vacation, for a period of 6 months, less all applicable taxes. In the event of his voluntary termination, death or disability, he or his estate would receive unpaid accrued employee benefits, plus the continuation of his employee benefits for a period of one month, less all applicable taxes.

Pursuant to a letter agreement dated January 27, 2015, Mr. Medlock was entitled to receive retention bonuses in the amount of $22,500, $22,500 and $45,000 payable to him on January 31, 2016, 2017 and 2018, respectively, net of applicable taxes.

Robert J. Oakes

Pursuant to an amended and restated employment agreement with InsPro Technologies, LLC, Mr. Oakes served as Vice Chairman of the board of directors. Pursuant to his employment agreement, his annual base salary was $250,000 per year through September 30, 2011. On April 7, 2011, Mr. Oakes received an increase in his base compensation pursuant to his employment agreement to $300,000 retroactive to July 1, 2010, upon InsPro Technologies, LLC achievement of one calendar quarter of positive operating cash flow, which occurred during the calendar quarter ended March 31, 2011. Mr. Oakes was entitled to bonus compensation equal to 100% of the InsPro Technologies, LLC’s net income up to a maximum of $100,000 in 2010 and $100,000 in 2011. Mr. Oakes is entitled to such fringe benefits as are available to other executives of the Company. Mr. Oakes employment agreement was automatically extended for an additional one year term on March 25, 2014 and annually, automatically extended each year through March 25, 2017. On April 19, 2017, Mr. Oakes provided written notice of his resignation effective May 19, 2017. The Company and Mr. Oakes subsequently agreed to extend the effective date of his resignation to be June 30, 2017.

Pursuant to Mr. Oakes employment agreement Mr. Oakes’s or his estate will receive his $300,000 base annual salary, plus the continuation of his employee benefits for a period of 12 months, less all applicable taxes. Also pursuant to Mr. Oakes employment agreement, he is subject to a non-competition and non-solicitation provision for a period starting June 30, 2017 through June 30, 2018.

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

Pursuant to Mr. Daley’s employment agreement, he was subject to a non-competition and non-solicitation provision during the term of his employment agreement and for a period of six months following his termination.

Compensation of Directors

The following table sets forth information concerning the compensation of all individuals who served on our board of directors during the fiscal year ended December 31, 2017. There were no option awards and no non-equity incentive plan compensation or nonqualified deferred compensation earnings paid to any of our directors for the year ended December 31, 2017. Directors who are employees receive no additional or special compensation for serving as directors. All compensation for Messrs. Caldwell, Oakes and Verdi is included in the Summary Compensation Table with the exception of Mr. Caldwell’s compensation as a non employee director subsequent to October 9, 2017. Mr. Caldwell was appointed Chief Executive Officer of the Company on January 26, 2015 until his resignation as Chief Executive Officer in conjunction with the appointment of David M. Anderson as Chief Executive Officer on October 9, 2017. Messrs. Tecce and Caldwell have assigned all of their compensation to The Co-Investment Fund II, L.P. Messrs. Tecce and Caldwell are stockholders, directors and officers of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of The Co-Investment Fund II, L.P.

Name		Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Total ($)

Michael Azeez		3,000	-	-	3,000

Donald R. Caldwell	(2)	2,000	-	-	2,000

John Harrison		4,500	-	-	4,500

Kenneth Harvey		6,000	-	-	6,000

Alan Krigstein	(3)	1,500	-	-	1,500

Robert J. Oakes	(4)	3,000	-	-	3,000

Sanford Rich		8,000	-	-	8,000

L.J. Rowell		7,500	-	-	7,500

Paul Soltoff		6,000	-	-	6,000

Frederick Tecce		6,000	-	-	6,000

Edmond Walters		1,500	-	-	1,500

(1)	Represents board and committee meeting fees paid to our directors under our Non-Employee Director Compensation Plan.

(2)	Messrs. Caldwell and Tecce have assigned all of their board compensation to The Co-Investment Fund II, L.P.

(3)	Mr. Krigstein had assigned his equity compensation to Independence Blue Cross, LLC and he had declined all cash compensation through October 30, 2017.

(4)	Mr. Oakes became a non-employee director of the Company effective with his June 30, 2017 resignation as an employee.

The following table sets forth information concerning the aggregate number of options and warrants available, which are options or warrants issued, outstanding and exercisable, for non-employee directors as of December 31, 2017.

Aggregate Number of Options/Warrants Available as of December 31, 2017

Michael Azeez (b)	30,000

Donald Caldwell (a)	-

John Harrison (b)	30,000

Kenneth Harvey (b)	300,000

Alan Krigstein (c)	-

Robert J. Oakes	-

Sanford Rich (b)	30,000

L.J. Rowell (b)	30,000

Paul Soltoff (b)	30,000

Frederick Tecce (a)	-

Edmond Walters (b)	30,000

(a)	Messrs. Caldwell and Tecce have assigned all of their board compensation to The Co-Investment Fund II, L.P.

(b)	Represents warrants to purchase shares of the Company’s Series B Convertible Preferred Stock.

(c)	Mr. Krigstein has assigned his equity compensation to Independence Blue Cross, LLC.

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows information known by us with respect to the beneficial ownership of our common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as of March 29, 2018, for each of the following persons:

•	our directors;

•	our named executive officers;

•	all of our directors, director nominees and executive officers as a group; and

•	each person or group of affiliated persons or entities known by us to beneficially own 5% or more of our common stock, Series A Convertible Preferred Stock or Series B Convertible Preferred Stock.

The number of shares beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the Commission. Under these rules, beneficial ownership includes (i) any shares as to which the individual or entity has sole or shared voting power or investment power and (ii) any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 29, 2018 through the exercise of any warrant, stock option or other right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying options and warrants that are exercisable within 60 days of March 29, 2018 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The following table is based on 25,084,730 shares of Common Stock, 1,276,750 shares of Series A Convertible Preferred Stock, 5,307,212 shares of Series B Convertible Preferred Stock, and 1,254,175 shares of Series C Convertible Preferred Stock outstanding as of March 29, 2018. Unless otherwise indicated, the address of all individuals and entities listed below is InsPro Technologies Corporation, 1510 Chester Pike, 400 Baldwin Tower, Eddystone, Pennsylvania 19022.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially Owned
Directors and Executive Officers:

David M. Anderson	-		Common Stock	*

Michael Azeez	10,766,660	(4)(5)	Common Stock	21.2%
	463,333	(4)(7)	Series B Preferred Stock	8.7%
	75,000	(4)	Series C Preferred Stock	6.1%
Donald R. Caldwell	95,901,690	(1)(2)	Common Stock	77.2%
	1,250,000	(2)	Series A Preferred Stock	97.9%
	1,887,186	(2)(3)	Series B Preferred Stock	35.2%
	1,000,000	(2)	Series C Preferred Stock	80.8%

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially Owned

Mark Daley	-		Common Stock	*
	-		Series A Preferred Stock	*

David J. Medlock	633,333	(25)	Common Stock	1.5%
	25,000	(26)	Series A Preferred Stock	1.9%

Robert J. Oakes	6,026,813	(6)	Common Stock	12.7%
	1,250		Series A Preferred Stock	*
	300,000	(10)	Series B Preferred Stock	5.4%

John Harrison	770,000	(9)(14)	Common Stock	1.8%
	1,250		Series A Preferred Stock	*
	30,000	(7)	Series B Preferred Stock	*

Kenneth Harvey	6,000,000	(11)	Common Stock	12.6%
	300,000	(10)	Series B Preferred Stock	5.4%

Alan Krigstein	-		Common Stock	*

L. J. Rowell	815,600	(14)	Common Stock	1.9%
	30,000	(7)	Series B Preferred Stock	*

Paul Soltoff	805,000	(13)(14)	Common Stock	1.9%
	1,250		Series A Preferred Stock	*
	30,000	(7)	Series B Preferred Stock	*

Sanford Rich	715,000	(13)(14)	Common Stock	1.7%
	1,250		Series A Preferred Stock	*
	30,000	(7)	Series B Preferred Stock	*

Frederick Tecce	95,390,694	(1)(2)	Common Stock	91.5%
	1,250,000	(2)	Series A Preferred Stock	97.9%
	1,887,186	(2)(3)	Series B Preferred Stock	35.2%
	1,000,000	(2)	Series C Preferred Stock	35.2%

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially Owned
Anthony R. Verdi	6,085,000	(15)	Common Stock	12.8%
	1,250		Series A Preferred Stock	*
	300,000	(10)	Series B Preferred Stock	5.4%

Edmond Walters	5,771,613	(21)	Common Stock	12.2%
	196,666	(7)	Series B Preferred Stock	3.7%

All directors and executive officers as a group (12 persons)	133,893,623	(1)(2)(4)(5)(6)(9) (11)(13)(14)(15) (16)(17)(18) (21)(25)	Common Stock	96.6%
	1,281,250	(26)	Series A Preferred Stock	98.4%
	3,567,185	(2)(4)(22)	Series B Preferred Stock	55.3%
	1,075,000	(2)(4)	Series C Preferred Stock	86.8%

Holders of More than Five Percent of Our Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock:

The Co-Investment Fund II, L. P.	95,390,594	(16)	Common Stock	91.5%
	1,250,000		Series A Preferred Stock	97.9%
	1,887,186	(3)	Series B Preferred Stock	35.2%
	1,000,000		Series C Preferred Stock	80.8%

Independence Blue Cross	50,600,000	(17)	Common Stock	54.9%
	2,530,000	(7)	Series B Preferred Stock	47.4%

Azeez Investors, LLC	5,666,660	(5)	Common Stock	12.0%
	283,333		Series B Preferred Stock	5.3%

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially Owned

Azeez Enterprises, LP	4,500,000	(20)	Common Stock	9.8%
	150,000		Series B Preferred Stock	2.8%
	75,000		Series C Preferred Stock	6.1%

John Scarpa	4,500,000	(25)	Common Stock	10.1%
	150,000		Series B Preferred Stock	2.8%
	75,000		Series C Preferred Stock	6.1%

Scarpa Family Trust, 2005	4,333,340	(18)	Common Stock	8.9%
	366,667		Series B Preferred Stock	6.9%

Trustmark Insurance Company	40,000,000	(23)	Common Stock	49.1%
	2,000,000	(24)	Series B Preferred Stock	27.4%

Bruce L. Evans	3,562,255	(8)	Common Stock	8.2%
	95,925	(12)	Series C Preferred Stock	7.7%

Alvin H. Clemens	2,292,080	(19)	Common Stock	7.1%

* Less than 1%

(1)	Includes 13,157,970 shares of common stock; 25,000,000 shares underlying 1,250,000 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock; 36,543,720 shares underlying 1,827,186 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock; and 20,000,000 shares underlying 1,000,000 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series C Convertible Preferred Stock, which are beneficially owned by Co-Investment, designee of Cross Atlantic Capital Partners, Inc. Also includes 1,200,000 shares underlying warrants which are exercisable within 60 days of March 29, 2018, to purchase 60,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock, which are beneficially owned by Co-Investment.

(2)	Represents securities owned by Co-Investment, the designee of Cross Atlantic Capital Partners, Inc., of which Frederick Tecce is the managing director and of which Donald R. Caldwell is managing partner. Mr. Caldwell is also a shareholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of Co-Investment. Mr. Caldwell and Mr. Tecce both disclaim beneficial ownership of these securities, except to the extent of their pecuniary interest therein.

(3)	Includes 60,000 underlying shares underlying warrants which are exercisable within 60 days of March 29, 2018, which are beneficially owned by Co-Investment.

(4)	Includes securities owned by Azeez Investors, LLC and Azeez Enterprises, LP. Mr. Azeez is a managing member of Azeez Investors, LLC and Azeez Enterprises, LP. Mr. Azeez disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(5)	Includes 5,666,660 shares underlying 283,333 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(6)	Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 6,000,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2018, to purchase 300,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(7)	Includes 30,000 underlying shares for warrants, which are exercisable within 60 days of March 29, 2018.

(8)	Includes 1,766,000 shares underlying 88,300 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series C Convertible Preferred Stock. Includes 149,010 shares of common stock and 152,500 shares underlying 7,625 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series C Convertible Preferred Stock, which are beneficially owned by Kathryn M. Evans, wife of Bruce M. Evans.

(9)	Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock.

(10)	Includes 300,000 shares underlying warrants, which are exercisable within 60 days of March 29, 2018.

(11)	Includes 6,000,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2018, to purchase 300,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(12)	Includes 7,625 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series C Convertible Preferred Stock, which are beneficially owned by Kathryn M. Evans, wife of Bruce M. Evans.

(13)	Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock.

(14)	Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2018, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(15)	Includes 3,000,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2018, to purchase 150,000 shares of Series A Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 6,000,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2018, to purchase 300,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(16)	Includes 25,000,000 shares underlying 1,250,000 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 37,743,720 shares underlying 1,887,186 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Also includes 1,200,000 shares underlying warrants which are exercisable within 60 days of March 29, 2018, to purchase 60,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock, which are beneficially owned by Co-Investment. Includes 20,000,000 shares underlying 1000,000 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series C Convertible Preferred Stock.

(17)	Includes 50,000,000 shares underlying 2,500,000 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Also includes 600,000 shares underlying warrants which are exercisable within 60 days of March 29, 2018, to purchase 30,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(18)	Includes 3,666,670 shares underlying warrants which are exercisable within 60 days of March 29, 2018. Includes 7,333,340 shares underlying 366,667 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(19)	Includes 1,000,000 shares of common stock held by The Clemens-Beaver Creek Limited Partnership, of which Alvin H. Clemens is the general partner. Also includes 100,000 shares held by Mr. Clemens’s minor children.

(20)	Includes 1,500,000 shares underlying warrants which are exercisable within 60 days of March 29, 2018. Includes 3,000,000 shares underlying 150,000 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Also includes 1,500,000 shares underlying 75,000 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series C Convertible Preferred Stock.

(21)	Includes 3,333,320 shares underlying 166,666 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2018, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(22)	Includes 1,170,000 shares underlying warrants which are exercisable within 60 days of March 29, 2018.

(23)	Includes 40,000,000 shares underlying a warrant which is exercisable within 60 days of June 30, 2016, to purchase 2,000,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(24)	Includes 2,000,000 shares underlying warrants, which are exercisable within 60 days of June 30, 2016.

(25)	Includes 133,333 shares underlying options which are exercisable within 60 days of March 29, 2018. Includes 500,000 shares underlying a warrant which is exercisable within 60 days of June 30, 2016, to purchase 25,000 shares of Series A Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Excludes 66,667 shares underlying options which are not exercisable within 60 days of March 29, 2018.

(26)	Includes 25,000 shares underlying warrants which are exercisable within 60 days of March 29, 2018.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2017:

EQUITY COMPENSATION PLAN

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by security holders	825,000	$0.10	28,171,980
Equity compensation plans not approved by security holders(1)(2)(3)	25,500,000	$0.15	0

Total(1)(2)(3)	26,325,000	$0.15	28,171,980

(1)	On August 16, 2017, the board of directors of the Company granted a warrant to purchase 25,000 shares of Series A Preferred Stock to an executive of the Company. This warrant will expire on August 16, 2022.

(2)	Includes warrants issued as compensation on May 22, 2014, which were not part of an equity compensation plan that was approved by security holders, to Messrs. Harvey, Oakes and Verdi to purchase in aggregate 300,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), at an exercise price equal to $3.00 per share for a period of five years from the grant date of the warrants. Also includes warrants issued as compensation on May 22, 2014, which were not part of an equity compensation plan that was approved by security holders, to Messrs. Adamsky, Azeez, Caldwell, Harrison, Rich, Rowell, Soltoff and Walters to each purchase in aggregate 30,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share for a period of five years from the grant date of the warrants. Messrs. Adamsky and Caldwell have assigned all of their board compensation including the aforementioned warrants to The Co-Investment Fund II, L.P. Also includes warrants issued as compensation on August 14, 2014, which were not part of an equity compensation plan that was approved by security holders, to Mr. Krigstein to purchase in aggregate 30,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share until May 22, 2019. Mr. Krigstein has assigned the aforementioned warrants to Independence Blue Cross, LLC. All of the aforementioned warrants are immediately exercisable and non-transferrable. Each share of Series B Preferred Stock is convertible into 20 shares of common stock, subject to adjustment, at the option of the holder of the Series B Preferred Stock. Also includes warrants granted on November 13, 2015 to two executives of the Company who each received warrants to purchase 40,000 shares of the Company’s Series A Preferred Stock, which were immediately exercisable and will expire on March 27, 2020.

(3)	Assumes the warrants to purchase 25,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share are converted into 20 shares of common stock for each share of Series A Preferred Stock, or 500,000 shares of common stock in aggregate, with an exercise price of $0.20 per common stock share. Also assumes the warrants to purchase in aggregate 1,250,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share are converted into 20 shares of common stock for each share of Series B Preferred Stock, or 25,000,000 shares of common stock in aggregate, with a weighted average exercise price of $0.15 per common stock share.

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

On April 20, 2017, the Company completed a private placement (the “Private Placement”) with The Co-Investment Fund II, L.P. (“Co-Investment”), which hold more than 5% of our common stock. Donald Caldwell, who is the chairman of the board of directors of the Company (the “Board”) and former CEO, is the CEO for Cross Atlantic Capital Partners, Inc., which is the managing partner of Co-Investment. The Company issued and Co-Investment purchased 1,000,000 shares of our Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), at a per share price of $2.00 for an aggregate total investment of $2,000,000 pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”). The Company intends to use the net proceeds of the Private Placement for working capital purposes.

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

On May 11, 2017, the Company completed a private placement (the “Second Private Placement”) with Azeez Enterprises, L.P., which hold more than 5% of our Series C Preferred Stock, and John Scarpa, who holds more than 5% of our Series B Preferred Stock. Michael Azeez is a member of the Board and is the managing partner of Azeez Enterprises, L.P. The Company issued and both Azeez Enterprises, L.P. and Mr. Scarpa purchased 75,000 shares each, of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $300,000 pursuant to the terms of a securities purchase agreement at essentially the same terms as those contained in the Purchase Agreement.

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

Effective with the expiration of the Rights Offering, which occurred on August 29, 2017, Mr. Bruce L. Evans and his wife Kathryn M. Evans collectively exercised in aggregate 127 basic subscription rights and 3,700 over subscription rights for a total 3,827 Subscription Units. As a result of the exercise of 3,827 Subscription Units the Company received $191,850 in gross proceeds and issued effective on August 29, 2017, in aggregate 95,925 shares of Series C Preferred Stock. As a result of the aforementioned exercise, Mr. and Mrs. Evans collectively beneficially own more than 5% of our common stock and our Series C Preferred Stock.

Director Independence

Although our common stock is not listed on NASDAQ and, as a result, we are not subject to NASDAQ’s listing standards, we voluntarily strive to comply with such standards. As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by a company’s board of directors. Our board of directors, in applying the standards for independence as defined by Rule 4200(a)(15) of the NASDAQ listing standards and Rule 10A-3(b)(1)(ii) promulgated by the Commission, has affirmatively determined that Messrs. Azeez, Harrison, Harvey, Krigstein, Rich, Rowell, Tecce and Walters are “independent” directors and that Mr. Soltoff was an “independent” director during the time he served on our board of directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of Assurance Dimensions, Inc. for 2017 and of D’Arelli Pruzansky, P.A. for the year ended December 31, 2016 are set forth below:

	2017 Fees	2016 Fees

Audit Fees (1, 2)	$-	$87,500
Audit Fees (1, 3)	87,500	-

Audit Related Fees (4)	2,500	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$88,000	$87,500

(1)	On May 11, 2017, the Company formally engaged Assurance Dimensions, Inc. to serve as the Company’s independent registered public accounting firm. The engagement was due to the merger of the Company’s existing certifying accountant, D’Arelli Pruzansky, P.A., and Assurance Dimensions, Inc. The decision to engage Assurance Dimensions, Inc. as our independent registered public accounting firm was approved by the Company’s Audit Committee on May 11, 2017.

(2)	Audit fees of D’Arelli Pruzansky, P.A. for the fiscal year ended December 31, 2016 were for professional services rendered for the 2016 audit and our 2016 interim quarterly reviews of our consolidated financial statements, which are normally provided in connection with statutory and regulatory filings or engagements.

(3)	Audit fees of Assurance Dimensions, Inc., for the fiscal year ended December 31, 2017 were for professional services rendered for the 2017 audit and our 2017 interim quarterly reviews of our consolidated financial statements, which are normally provided in connection with statutory and regulatory filings or engagements.

(4)	Audit-related fees of Assurance Dimensions, Inc. for the fiscal year ended December 31, 2017 were for professional services rendered for the review of the Company’s registration statement on Form S-1.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

The audit committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The audit committee approved 100% of the audit related fees for the Company’s registration statement on Form S-1 in 2017.

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

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

2.2	Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 26, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.4	Certificate of Merger of HBDC II, Inc. with and into Health Benefits Direct Corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2, filed with the Commission on February 1, 2008).

3.6	Certificate of Designation with respect to shares of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2009).

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

3.8	Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2010).

Exhibit Number	Description
3.9	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2010).

3.10	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

3.11	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

3.12**	Certificate of Amendment to Certificate of Incorporation filed August 20, 2014.

3.13**	Certificate of Amendment to Certificate of Incorporation filed August 25, 2015.

3.14**	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock.

3.15	Certificate of Designation of Series C Convertible Preferred Stock of InsPro Technologies Corporation, filed with the Secretary of State of the State of Delaware on April 19, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 20, 2017).

4.1	Securities Purchase Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.2	Registration Rights Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.3	Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.4	Registration Rights Agreement, dated October 1, 2007, by and among the Company and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.5	Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.6	Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.7	Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

Exhibit Number	Description
4.8	Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.9	Board Representation Agreement, dated March 31, 2008, between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10	Securities Purchase Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.11	Registration Rights Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.12	Preferred Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.13	Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.14	Form of Warrant (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.15	Securities Purchase Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.16	Registration Rights Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.17	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.18	Board Representation Agreement, dated September 30, 2010, by and between Health Benefits Direct Corporation and Independence Blue Cross (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.19	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.20	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.21	Note Conversion Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.22	Registration Rights Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

Exhibit Number	Description
4.23	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.24	Securities Purchase Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.25	Registration Rights Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.26	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.27	Form of Warrant (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on February 1, 2013)

4.28	Securities Purchase Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.29	Registration Rights Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.30	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.35	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.36	Securities Purchase Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.37	Registration Rights Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.38	Registration Rights Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.39	Form of Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.40	Securities Purchase Agreement, dated October 6, 2015, by and among InsPro Technologies Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

4.41	Registration Rights Agreement, dated October 6, 2015, by and among InsPro Technologies Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

Exhibit Number	Description
4.42	Form of Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

10.1	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.3	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.4	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.5	Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.6	Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

10.7	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.8	Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.9	Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.10	Health Benefits Direct Corporation 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

10.11	InsPro Technologies Corporation Amended and Restated Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2011).

10.12	Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among the Company, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 8, 2014).

Exhibit Number	Description
10.13	Secured Convertible Promissory Note Purchase Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.14	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.15	Security Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.16	Subordination Agreement, dated as of January 30, 2015, by and among The Co-Investment Fund II, L.P., Silicon Valley Bank, InsPro Technologies Corporation, InsPro Technologies, LLC and Atiam Technologies L.P. (incorporated by reference to Exhibit 10.4 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.17	Secured Convertible Promissory Note Purchase Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.18	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.19	Amended and Restated Security Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 27, 2015 (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.20	Employment Agreement by and between InsPro Technologies Corporation and David M. Anderson, dated October 9, 2017. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2017).

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of InsPro Technologies Corporation

23.1**	Consent of Assurance Dimensions, Inc.

31.1**	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

/s/ David M. Anderson	Chief Executive Officer	March 30, 2018
David M. Anderson	(Principal Executive Officer)

/s/ Anthony R. Verdi	Chief Financial Officer	March 30, 2018
Anthony R. Verdi	(Principal Financial and Accounting Officer)

/s/ Donald R. Caldwell	Chairman of the Board of Directors	March 30, 2018
Donald R. Caldwell

/s/ Michael Azeez	Director	March 30, 2018
Michael Azeez

/s/ John Harrison	Director	March 30, 2018
John Harrison

/s/ Kenneth Harvey	Director	March 30, 2018
Kenneth Harvey

/s/ Alan Krigstein	Director	March 30, 2018
Alan Krigstein

/s/ Sanford Rich	Director	March 30, 2018
Sanford Rich

Director
L.J. Rowell

/s/ Frederick Tecce	Director	March 30, 2018
Frederick Tecce

Director
Edmond Walters

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

2.2	Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 26, 2007).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.4	Certificate of Merger of HBDC II, Inc. with and into Health Benefits Direct Corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2, filed with the Commission on February 1, 2008).

3.6	Certificate of Designation with respect to shares of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2009).

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

3.8	Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2010).

3.9	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2010).

3.10	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

3.11	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

Exhibit Number	Description
3.12**	Certificate of Amendment to Certificate of Incorporation filed August 20, 2014.

3.13**	Certificate of Amendment to Certificate of Incorporation filed August 25, 2015.

3.14**	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock.

3.15	Certificate of Designation of Series C Convertible Preferred Stock of InsPro Technologies Corporation, filed with the Secretary of State of the State of Delaware on April 19, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 20, 2017).

4.1	Securities Purchase Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.2	Registration Rights Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.3	Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.4	Registration Rights Agreement, dated October 1, 2007, by and among the Company and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.5	Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.6	Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.7	Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.8	Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.9	Board Representation Agreement, dated March 31, 2008, between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10	Securities Purchase Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

Exhibit Number	Description
4.11	Registration Rights Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.12	Preferred Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.13	Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.14	Form of Warrant (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.15	Securities Purchase Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.16	Registration Rights Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.17	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.18	Board Representation Agreement, dated September 30, 2010, by and between Health Benefits Direct Corporation and Independence Blue Cross (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.19	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.20	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.21	Note Conversion Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.22	Registration Rights Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.23	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.24	Securities Purchase Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.25	Registration Rights Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

Exhibit Number	Description
4.26	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.27	Form of Warrant (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on February 1, 2013)

4.28	Securities Purchase Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.29	Registration Rights Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.30	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.35	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.36	Securities Purchase Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.37	Registration Rights Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.38	Form of Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.39	Securities Purchase Agreement, dated October 6, 2015, by and among InsPro Technologies Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

4.40	Registration Rights Agreement, dated October 6, 2015, by and among InsPro Technologies Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

4.41	Form of Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

10.1	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

Exhibit Number	Description
10.3	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.4	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.5	Health Benefits Direct Corporation 2008 Equity Compensation Plan Form of Nonqualified Stock Option Grant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.6	Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

10.7	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.8	Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.9	Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.10	Health Benefits Direct Corporation 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

10.11	InsPro Technologies Corporation Amended and Restated Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2011).

10.12	Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among the Company, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 8, 2014).

10.13	Secured Convertible Promissory Note Purchase Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.14	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

Exhibit Number	Description
10.15	Security Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.16	Subordination Agreement, dated as of January 30, 2015, by and among The Co-Investment Fund II, L.P., Silicon Valley Bank, InsPro Technologies Corporation, InsPro Technologies, LLC and Atiam Technologies L.P. (incorporated by reference to Exhibit 10.4 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.17	Secured Convertible Promissory Note Purchase Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.18	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.19	Amended and Restated Security Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 27, 2015 (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.20	Employment Agreement by and between InsPro Technologies Corporation and David M. Anderson, dated October 9, 2017. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2017).

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of InsPro Technologies Corporation

23.1**	Consent of Assurance Dimensions, Inc.

31.1**	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**        Filed herewith

