Form 10-Q
period 2018-03-31
InsPro Technologies Corp
filed 2018-05-14
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

As of May 14, 2018, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,569,844	$5,017,539
Accounts receivable, net	3,443,156	1,543,389
Prepaid expenses	250,294	360,975
Other current assets	-	3,806

Total current assets	8,263,294	6,925,709

Property and equipment, net	276,363	269,994

Total assets	$8,539,657	$7,195,703

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$18,862	$45,793
Accounts payable	1,212,108	1,484,704
Accrued expenses	996,685	1,126,596
Current portion of capital lease obligations	144,787	143,855
Deferred revenue	3,499,335	2,765,401
Income tax payable	265,000	170,000

Total current liabilities	6,136,777	5,736,349

LONG TERM LIABILITIES:
Deferred revenue	1,000,000	1,000,000
Capital lease obligations	87,294	74,861

Total long term liabilities	1,087,294	1,074,861

Total liabilities	7,224,071	6,811,210

COMMITMENTS AND CONTINGENCIES: (See Note 7)

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares designated, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	1,277	1,277
Series B convertible preferred stock; 11,000,000 shares designated, 5,307,212 shares issued and outstanding (liquidation value $15,921,636)	5,307	5,307
Series C convertible preferred stock; 4,000,000 shares designated, 1,254,175 shares issued and outstanding (liquidation value $6,270,875)	1,254	1,254
Common stock ($.001 par value; 500,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	65,367,735	65,365,386
Accumulated deficit	(64,101,530)	(65,030,274)

Total shareholders' equity	1,315,586	384,493

Total liabilities and shareholders' equity	$8,539,657	$7,195,703

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Revenues	$6,187,747	$5,065,078

Cost of revenues	3,567,525	4,108,969

Gross profit	2,620,222	956,109

Selling, general and administrative expenses	1,590,254	1,602,497

Operating income (loss) from operations	1,029,968	(646,388)

Other income (expense):
Gain on the sale of equipment	-	5,380
Interest expense	(6,224)	(5,294)

Total other income (expense)	(6,224)	86

Income (loss) before income taxes	1,023,744	(646,302)

Provision for income taxes	95,000	-

Net income (loss)	$928,744	$(646,302)

Net income (loss) per common share - basic	$0.02	$(0.02)
Net income (loss) per common share - fully diluted	$-	$(0.02)

Weighted average common shares outstanding - basic	41,543,655	41,543,655
Weighted average common shares outstanding - fully diluted	198,306,395	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$928,744	$(646,302)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	57,201	122,938
Stock-based compensation	2,349	85,090
(Gain) on the sale of used equipment	-	(5,380)
Accounts receivable doubtful account expense	334,460	-
Changes in assets and liabilities:
Accounts receivable	(2,234,227)	(1,413,358)
Prepaid expenses	110,681	(128,404)
Other current assets	3,806	1,940
Accounts payable	(272,596)	(136,597)
Accrued expenses	(129,911)	140,069
Deferred revenue	733,934	935,272
Income tax payable	95,000	-

Net cash used in operating activities	(370,559)	(1,044,732)

Cash Flows From Investing Activities:
Purchase of property and equipment	(8,843)	(25,214)
Proceeds from the sale of equipment	-	5,380

Net cash used in investing activities	(8,843)	(19,834)

Cash Flows From Financing Activities:
Payments on notes payable	(26,931)	(34,864)
Payments on capital leases	(41,362)	(76,247)

Net cash used in financing activities	(68,293)	(111,111)

Net decrease in cash	(447,695)	(1,175,677)

Cash - beginning of the period	5,017,539	3,161,617

Cash - end of the period	$4,569,844	$1,985,940

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$6,224	$5,294
Cash payments for income taxes	$-	$-
Non cash investing and financing activities:
Acquisition of equipment acquired through capital leases	$54,727	$-

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 and notes thereto and other pertinent information contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Commission”).

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated.

For purpose of comparability, certain prior period amounts have been reclassified to conform to the 2018 presentation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2018 and 2017 include the allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, valuation of deferred tax assets, and deferred revenue.

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable and allowance for uncollectable accounts

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2018 and December 31, 2017, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $346,135 and $11,675, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of March 31, 2018 and December 31, 2017, because of the relatively short-term maturity of these instruments and their market interest rates.

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

March 31, 2018

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

The Company has adopted FASB ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of March 31, 2018, the tax years ended December 31, 2017, 2016 and 2015 are still subject to audit.

Income (loss) per common share

Basic earnings per share is computed by dividing income (loss) from continuing operations by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the adjusted net income (loss) from operations for diluted earnings per share by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The effects of common stock equivalents and potentially dilutive securities outstanding during 2017 are excluded from the calculation of diluted income (loss) per common share because they are anti-dilutive.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's weighted average common shares outstanding used in computing fully diluted net income (loss) per common share include the following:

	Three Months Ended March 31,
	2018	2017

Common stock	41,543,655	41,543,655
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	-
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	-
Conversion of series C convertible preferred stock issued and outstanding into common stock	25,083,500	-

Shares used in computing fully diluted net income (loss) per share	198,306,395	41,543,655

The effects of stock options and warrants to purchase the Company’s common stock, which were outstanding during the three months ended March 31, 2018, are excluded from the calculation of common stock equivents because they are out-of-the-money (their exercise prices are greater than the market price of the Company’s Common Stock as of March 31, 2018). The effects of common stock equivalents and potentially dilutive securities outstanding during the three months ended March 31, 2017, are excluded from the calculation of diluted loss per common share because they are anti-dilutive.

The Company’s issued and outstanding convertible preferred stock is convertible into common stock at a ratio of 20 common shares for each share of preferred stock.

Revenue recognition and deferred revenue

The Company offers InsPro EnterpriseTM on both a licensed and an ASP basis. An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by the Company. Alternatively, ASP hosting service enables a client to lease the InsPro Enterprise software, paying only for that capacity required to support their business. ASP and hosting clients access InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

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

The Company’s revenue is recognized under FASB ASC 606 (“ASC 606”).

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” or ASC 606), which provides guidance for revenue recognition. ASC 606’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates under ASC 606 as compared to the previous revenue guidance. These estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASC 606 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers.

ASC 606 is effective for the Company for the fiscal year ending December 31, 2018, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We adopted ASC 606 effective January 1, 2018 to (i) all new contracts entered into after January 1, 2018 and (ii) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance, using the modified retrospective transition method, which means ASC 606 has been applied to the Company’s 2018 financial statements and disclosures going forward, but that prior period financial statements and disclosures reflect the prior revenue recognition standard. The adoption of ASC 606 did not result in a change to the opening balance of accumulated deficit.

During the implementation of ASC 606 we identified five broad revenue streams: 1) professional services, 2) sale of perpetual software licenses and sale of equipment, 3) ASP hosting revenue, 4) maintenance revenue, and 5) Reseller Fee (as defined below).

Professional services consist of pre and post implementation services pertaining to InsPro Enterprise installation, configuration and modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation, training and data migration. Once these services are performed for a client they cannot be returned by the client to the Company and the Company cannot provide the same services to any other client without substantial rework needed to satisfy another client’s needs. We primarily invoice professional services revenue on a time and materials basis. Under ASC 606, we elect to apply the "right to invoice" practical expedient outlined in ASC 606-10-55-18. The invoice amount represents the number of hours of time worked by each worker multiplied by the contractual bill rate for the type of work billed. As such, the Company recognizes revenue in the amount for which it has the right to invoice. Revenue recognition is deemed to be consistent under both ASC 606 and the previous standard.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sale of perpetual licenses entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by InsPro Technologies. The Company also sells perpetual licenses to third party software and sells third party equipment to a client in connection with the client’s use of InsPro Enterprise software on hardware owned by the client. Prior to ASC 606 we recognized revenue on the sale of perpetual software licenses and sale of equipment when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts (“Delivery Has Occurred”), the fee is fixed or determinable and collectability is probable. Historically the criteria Delivery Has Occurred has been the last criteria satisfied in terms of determining revenue recognition for sale of software licenses and sale of equipment. Therefore prior to ASC 606 we recognized the sale of software licenses and sale of equipment revenue when Delivery Has Occurred. Under ASC 606, we recognize the sale of software licenses and the sale of equipment revenue at the point in time when control has transferred to the client, which typically is when Delivery Has Occurred. Revenue recognition is deemed to be consistent under both ASC 606 and the previous standard.

ASP hosting enables a client to effectively lease the InsPro Enterprise software, paying only for that capacity required to support their business during the contracted time period. The Hosting service can also enable a client to outsource its application management of its perpetually licensed InsPro Enterprise software to the Company. ASP hosting clients access InsPro Enterprise installed on InsPro Technologies owned servers. Maintenance enables a client to periodic updates to their InsPro Enterprise software and access to customer support from the Company. Prior to ASC 606 we recognized ASP hosting and maintenance revenue based on contractually defined fixed fees over the contract period on a straight line basis. Under ASC 606, we have determined the Company’ continuous service and support represent a series of performance obligations that are delivered over time on a stand-ready basis. Revenue recognition is deemed to be consistent under both ASC 606 and the previous standard.

Effective August 18, 2015, the Company entered into a five year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated third party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company materially breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation or seeks protection under bankruptcy during the term of the Reseller Agreement (each a “Refund Event”). Prior to ASC 606 we recognized Reseller Fee revenue whenever a portion of the Reseller Fee was no longer subject to refund as a result of a Refund Event. Under ASC 606, the Company believes the contractual specific refund amounts and time frames pertaining to a Refund Event represent separate performance obligations over the duration of the Reseller Agreement, which the Reseller Agreement has contractually specified the prices for each separate performance deliverable. Revenue recognition is deemed to be consistent under both ASC 606 and the previous standard.

The unearned portion of the Company’s revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

	For the Three Months Ended March 31,
	2018	2017

Compensation, employee benefits and related taxes	$1,753,933	$1,920,423
Professional fees	1,585,905	1,914,984
Depreciation	40,437	88,149
Rent, utilities, telephone and communications	93,198	106,488
Other cost of revenues	94,052	78,925
	$3,567,525	$4,108,969

Selling, general and administrative expenses

Selling, general and administrative expenses include all selling, marketing, and other expenses not classified as cost of revenues. The following table discloses selling, general and administrative expenses as reported in the statement of operations.

	For the Three Months Ended March 31,
	2018	2017

Compensation, employee benefits and related taxes	$839,213	$1,132,958
Advertising and other marketing	4,988	8,735
Depreciation	16,764	34,789
Rent, utilities, telephone and communications	39,460	99,513
Professional fees	159,543	138,300
Other general and administrative	530,286	188,202
	$1,590,254	$1,602,497

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

March 31, 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2018, the Company had $4,724,110 of cash in United States bank deposits, of which $501,002 was federally insured and $4,223,108 was not federally insured.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	March 31, 2018	December 31, 2017

Client #1	58%	52%
Client #2	12%	10%
Client #3	10%	-

The following table lists the percentage of the Company’s revenue earned from the Company’s clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the 3 Months Ended March 31,
	2018	2017

Client #1	49%	31%
Client #2	14%	20%

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

Registration rights agreements

At March 31, 2018, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements. Accordingly, no liability in respect thereof was recorded as of March 31, 2018. See Note 4 - Stockholders Equity – Registration and Participation Rights.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

On January 1, 2018, the Company adopted ASC 606, which provides guidance for revenue recognition. See Note 1 - revenue recognition and deferred revenue.

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

In February 2018, the FASB issued ASU No. 2018-02 , Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220) (“ASU 2018-02”) , which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act"). ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-02 is effective for the Company at the beginning of fiscal year 2019 and early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

March 31, 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

During the three months ended March 31, 2018, the Company’s net income was $928,744 and cash used in operations was $370,559. As of March 31, 2018, the Company had $4,569,844 of cash, working capital of $2,126,517 and the Company’s shareholder equity was $1,315,586. During 2016 and 2017 the Company implemented cost reduction initiatives, which resulted in the reduction of cost of revenue in 2018 as compared to 2017, and in 2017 as compared to 2016.

Our liquidity needs for the next 12 months and beyond are principally for the funding of our operations, payments on capital leases and the purchase of property and equipment. Based on the foregoing, management believes the Company has sufficient funds to finance its operations for twelve months from the date this report was issued.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	March 31, 2018	December 31, 2017
Computer equipment and software	3	$4,653,791	$4,590,221
Office equipment	4.6	145,229	145,228
Leasehold improvements	5.4	81,933	81,933
		4,880,953	4,817,382

Less accumulated depreciation		(4,604,590)	(4,547,388)

		$276,363	$269,994

See Note 5 – Capital Lease Obligations.

The following table discloses depreciation expense as reported in the statement of operations.

	For the Three Months Ended March 31,
	2018	2017

Depreciation included in cost of revenues	$40,437	$88,149
Depreciation included in selling, general and administrative	16,764	34,789
Total depreciation	$57,201	$122,938

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 3 – NOTES PAYABLE

Notes payable at March 31, 2018 and December 31, 2017, consist of two notes payable for insurance premium financing on one of the Company’s insurance policies. The first note commenced on May 3, 2017, has an annual interest rate of 7.99% and consists of 11 monthly payments of principal and interest of $4,358 per month commencing on June 3, 2017 and ending on April 3, 2018. The second note commenced on September 28, 2017, has an annual interest rate of 8.99% and consists of 10 monthly payments of principal and interest of $4,920 per month commencing on September 28, 2017 and ending on July 28, 2018.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2018 and December 31, 2017, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”). As of March 31, 2018 and December 31, 2017, the Company had 41,543,655 shares of its Common Stock issued and outstanding.

The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	March 31, 2018	December 31, 2017

Exercise of options issued and outstanding to purchase common stock	700,000	825,000
Issuance of common shares available under the 2010 Equity Compensation Plan	28,296,980	28,171,980
Exercise of warrants issued and outstanding to purchase common stock	-	120,000
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	500,000	500,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	106,144,240
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	64,200,000	65,000,000
Conversion of series C convertible preferred stock issued and outstanding into common stock	25,083,500	25,083,500

Total common stock reserved for issuance	250,459,720	251,379,720

The above table includes Common Stock reserved for non exercisable, unvested stock options and Common Stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Preferred Stock

As of March 31, 2018 and December 31, 2017, the Board has designated 3,437,500 shares of Series A Convertible Preferred Stock par value $0.001 per share (“Series A Preferred Stock”). As of March 31, 2018 and December 31, 2017, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding. As of March 31, 2018 and December 31, 2017, the Company has reserved 25,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

The Series A Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series A Preferred Stock having the right to 20 votes.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Upon the liquidation, sale or merger of the Company, each share of Series A Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series A Preferred Stock original issue price, or $12,767,500 in aggregate, subject to certain customary adjustments, or (B) the amount such share of Series A Preferred Stock would receive if it participated pari passu with the holders of Common Stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series A Preferred Stock times $10.00. Series A Preferred Stock is junior to Series B Convertible Preferred Stock par value $0.001 per share (“Series B Preferred Stock”) and the Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), as it pertains to liquidation preferances.

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

Series B Preferred Stock

As of March 31, 2018 and December 31, 2017, the Board has designated 11,000,000 shares of Series B Preferred Stock. As of March 31, 2018 and December 31, 2017, the Company had 5,307,212 of its Series B Preferred Stock issued and outstanding. As of March 31, 2018 and December 31, 2017, the Company has reserved 3,250,000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.

As of March 31, 2018 and December 31, 2017, upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price, or $15,921,636 in aggregate, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred Stock times $3.00. Series B Preferred Stock is senior to Series A Preferred Stock, and junior to the Series C Preferred Stock, as it pertains to liquidation preferances.

Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

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

Series C Preferred Stock

As of March 31, 2018 and December 31, 2017, the Board has designated 4,000,000 shares of Series C Preferred Stock. As of March 31, 2018 and December 31, 2017, the Company had 1,254,175 of its Series C Preferred Stock issued and outstanding.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Stock Options

During the three months ended March 31, 2018, options for 125,000 shares of Common stock, which were previously granted to a former executive of the Company, expired in accordance with the terms of such stock options.

As of March 31, 2018, there were 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 28,296,980 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options in the amount of $2,349 and $85,090 for the three months ended March 31, 2018 and 2017, respectively.

The value of equity compensation not yet expensed pertaining to unvested equity compensation for options to purchase common stock was $10,000 as of March 31, 2018, which will be recognized over a weighted average 2 years in the future.

A summary of the Company's outstanding stock options is as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2017	825,000	$0.10	$0.10	3.0	$-

For the period ended March 31, 2018
Granted	-	-	-
Exercised	-	-	-
Expired	(125,000)	0.10	0.04

Outstanding at March 31, 2018	700,000	$0.10	$0.05	2.7	$-

Outstanding and exercisable at March 31, 2018	450,000	$0.10	$0.05	2.6	$-

(1) The aggregate intrinsic value is based on the $0.065 closing price as of March 31, 2018, for the Company’s Common Stock.

Common Stock Warrants

During the three months ended March 31, 2018, warrants to purchase 120,000 shares of Common stock expired in accordance with the terms of such stock warrants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the Company's outstanding common stock warrants is as follows:

Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2017	120,000	$0.15

For the period ended March 31, 2018
Issued	-	-
Exercised	-	-
Expired	(120,000)	0.15
Outstanding and exercisable at March 31, 2018	-	$-

Series A Preferred Stock Warrants

Outstanding warrants to purchase the Company’s Series A Preferred Stock at March 31, 2018, have a remaining contractual life of 4.4 years.

A summary of the status of the Company's outstanding Series A Preferred Stock warrants is as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2017	25,000	$4.00

For the period ended March 31, 2018
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at March 31, 2018	25,000	$4.00

Series B Preferred Stock Warrants

During the three months ended March 31, 2018, warrants to purchase 40,000 shares of Series B Preferred Stock expired in accordance with the terms of such warrants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 4 – STOCKHOLDERS’ EQUITY (Continued)

Outstanding preferred stock warrants to purchase the Company’s Series B Preferred Stock at March 31, 2018 have a remaining contractual life of 1.1 years. A summary of the status of the Company's outstanding Series B Preferred Stock warrants is as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2017	3,250,000	$3.00

For the period ended March 31, 2018
Granted	-	-
Exercised	-	-
Expired	(40,000)	3.00
Outstanding and exercisable at March 31, 2018	3,210,000	$3.00

Registration and Participation Rights

As of March 31, 2018, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

NOTE 5 – CAPITAL LEASE OBLIGATIONS

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

Property and equipment includes the following amounts for leases that have been capitalized:

	Useful Life (Years)	March 31, 2018	December 31, 2017
Computer equipment and software	3	$1,656,731	$1,656,731
Leasehold improvements	3	15,011	15,011

		1,671,742	1,671,742
Less accumulated depreciation		(1,497,493)	(1,454,084)
		$174,249	$217,658

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

NOTE 5 – CAPITAL LEASE OBLIGATIONS (Continued)

Future minimum payments required under capital leases at March 31, 2018, are as follows:

Nine months ending December 31, 2018	$130,969
2019	84,168
2020	38,585
2021	2,322

Total future payments	256,044
Less amount representing interest	23,963

Present value of future minimum payments	232,081
Less current portion	144,787

Long-term portion	$87,294

NOTE 6 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. An employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation. The contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $18,486 and $21,215 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 7 – COMMITTMENTS AND CONTINGENCIES

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

NOTE 7 – COMMITTMENTS AND CONTINGENCIES (continued)

Future minimum payments required under operating leases and service agreements at March 31, 2018, are as follows:

Nine months ending December 31, 2018	503,607
2019	338,278
2020	38,926
thereafter	-

Total	$880,811

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $89,111 and $118,484 for the three months ended March 31, 2018 and 2017, respectively.

Mr. Robert Oakes resigned as an executive employee effective June 30, 2017. Pursuant to Mr. Oakes’ employment agreement, Mr. Oakes will be entitled to receive; (i) continuation of his $300,000 per year base salary for a period of 12 months in accordance with the Company's normal payroll practices, less any applicable income tax withholding required under federal or state law, and subject to Section 409A of the Internal Revenue Code of 1986, as amended, and applicable guidance issued there under, and (ii) continuation for a period of 18 months after the date of termination of the benefits under benefit plans extended from time to time by the Company to its senior executives. As of March 31, 2018, the Company recorded a severance accrual connection with Mr. Oakes termination in the amount of $87,261. Pursuant to Mr. Oakes’ employment agreement, he is subject to non-competition and non-solicitation covenants during the term of his employment agreement and for a period of one year following his termination.

Effective December 31, 2017, an executive’s employment was terminated by the Company. Pursuant to this executive’s employment agreement, the executive is subject to non-competition and non-solicitation covenants for a period of six months following his termination. As of March 31, 2018, the Company recorded a severance accrual connection with this executive’s termination in the amount of $51,923.

NOTE 8- INCOME TAXES

The Company has net operating loss carry forwards for federal income tax purposes of approximately $48,500,000 at March 31, 2018, the unused portion of which expires in years 2026 through 2038. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 (“IRC 382”) places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50 percent change in ownership). The issuance of the Company’s Series A Preferred Stock on January 15, 2009 resulted in a change of control as defined under IRC 382.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

NOTE 8- INCOME TAXES (Continued)

Components of income taxes were as follows:

	For the Three Months Ended March 31,
	2018	2017

Federal	$-	$-
State	95,000	-
	$95,000	$-

The differences between the Company’s effective tax rate and the statutory federal rate were as follows:

	For the Three Months Ended March 31,
	2018	2017

U.S. statutory rate	21.0%	35.0%
State income taxes	8.0%	6.5%
Amortization/impairment of acquisition related assets	(0.1)%	0.2%
Stock based compensation	0.1%	(5.5)%
Other permanent differences	0.4%	2.7%
Valuation allowance	(20.1)%	(38.9)%
	9.3%	0.0%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the periods ended March 31, 2018 and 2017 were as follows:

	March 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$13,898,226	$19,551,733
Depreciation	51,367	128,081
Compensation expense	72,094	102,599
Deferred revenue	525,915	593,621
Allowance for uncollectable accounts	100,379	-
Total deferred tax asset	14,647,981	20,376,034

Deferred tax liabilities	-	-
Net deferred tax asset	14,647,981	20,376,034
Less: valuation allowance	(14,647,981)	(20,376,034)
	$-	$-

The Company has fully reserved the deferred tax asset in excess of the deferred tax liabilities due to the limitation on taxable income that can be offset by net operating loss carry forwards in future periods under IRC section 382 as a result of changes in control and substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance as of March 31, 2018 was decreased by $237,862 as compared to December 31, 2017.

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

Use of Estimates – Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2018 and 2017 include the allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, valuation of deferred tax assets, and deferred revenue. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company’s revenue is recognized under FASB ASC 606 (“ASC 606”).

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” or ASC 606), which provides guidance for revenue recognition. ASC 606’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under ASC 606 as compared to the previous revenue guidance. These estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASC 606 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers.

ASC 606 was effective for the Company for the fiscal year ending December 31, 2018, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We adopted ASC 606 effective January 1, 2018 to (i) all new contracts entered into after January 1, 2018 and (ii) all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance, using the modified retrospective transition method, which means ASC 606 has been applied to the Company’s 2018 financial statements and disclosures going forward, but that prior period financial statements and disclosures reflect the prior revenue recognition standard. The adoption of ASC 606 did not result in a change to the opening balance of accumulated deficit.

During the implementation of ASC 606 we identified five broad revenue streams: 1) professional services, 2) sale of perpetual software licenses and sale of equipment, 3) ASP hosting revenue, 4) maintenance revenue, and 5) Reseller Fee.

Professional services consist of pre- and post-implementation services pertaining to InsPro Enterprise installation, configuration and modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation, training and data migration. Once these services are performed for a client they cannot be returned by the client to the Company and the Company cannot provide the same services to any other client without substantial rework needed to satisfy another client’s needs. We primarily invoice professional services revenue on a time and materials basis. Under ASC 606, we elect to apply the "right to invoice" practical expedient outlined in ASC 606-10-55-18. The invoice amount represents the number of hours of time worked by each worker multiplied by the contractual bill rate for the type of work billed. As such, the Company recognizes revenue in the amount for which it has the right to invoice. Revenue recognition is deemed to be consistent under both ASC 606 and the previous standard.

Sale of perpetual licenses entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by InsPro Technologies. The Company also sells perpetual licenses to third party software and sells third party equipment to a client in connection with the client’s use of InsPro Enterprise software on hardware owned by the client. Prior to ASC 606 we recognized revenue on the sale of perpetual software licenses and sale of equipment when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts (“Delivery Has Occurred”), the fee is fixed or determinable and collectability is probable. Historically the criteria Delivery Has Occurred has been the last criteria satisfied in terms of determining revenue recognition for sale of software licenses and sale of equipment. Therefore prior to ASC 606 we recognized the sale of software licenses and sale of equipment revenue when Delivery Has Occurred. Under ASC 606, we recognize the sale of software licenses and the sale of equipment revenue at the point in time when control has transferred to the client, which typically is when Delivery Has Occurred. Revenue recognition is deemed to be consistent under both ASC 606 and the previous standard.

ASP hosting enables a client to effectively lease the InsPro Enterprise software, paying only for that capacity required to support their business during the contracted time period. The Hosting service can also enable a client to outsource its application management of its perpetually licensed InsPro Enterprise software to the Company. ASP hosting clients access InsPro Enterprise installed on InsPro Technologies owned servers. Maintenance enables a client to periodic updates to their InsPro Enterprise software and access to customer support from the Company. Prior to ASC 606 we recognized ASP hosting and maintenance revenue based on contractually defined fixed fees over the contract period on a straight line basis. Under ASC 606, we have determined the Company’ continuous service and support represent a series of performance obligations that are delivered over time on a stand-ready basis. Revenue recognition is deemed to be consistent under both ASC 606 and the previous standard.

Effective August 18, 2015, the Company entered into a five year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated third party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company materially breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation or seeks protection under bankruptcy during the term of the Reseller Agreement (each a “Refund Event”). Prior to ASC 606 we recognized Reseller Fee revenue whenever a portion of the Reseller Fee was no longer subject to refund as a result of a Refund Event and at which time no portion of the Reseller Fee was subject to refund. Under ASC 606, the Company believes the contractual specific refund amounts and time frames pertaining to a Refund Event represent separate performance obligations over the duration of the Reseller Agreement, which the Reseller Agreement has contractually specified the prices for each separate performance deliverable. Revenue recognition is deemed to be consistent under both ASC 606 and the previous standard.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

Revenues

For the three months ended March 31, 2018 (“First Quarter 2018”) and for the three months ended March 31, 2017, (“First Quarter 2017”) our revenues include the following:

	For the Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Professional services	$3,770,341	$2,798,251	$972,090	34.7%
ASP and hosting revenue	2,003,891	1,815,840	188,051	10.4%
Maintenance revenue	382,518	432,675	(50,157)	-11.6%
Sale of equipment	23,797	-	23,797	100.0%
Other revenue	7,200	18,312	(11,112)	-60.7%

Total	$6,187,747	$5,065,078	$1,122,669	22.2%

•	In First Quarter 2018 our professional services revenue increased primarily as a result of higher implementation services provided to the Company’s largest client as measured by earned revenue. Implementation services included assisting clients in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

•	In First Quarter 2018 our ASP and hosting revenue increased as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing clients. ASP hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP hosting clients’ access InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

•	In First Quarter 2018 our maintenance revenue decreased primarily due to a delay in the renewal of an existing client’s maintenance agreement.

•	In First Quarter 2018 we sold computer equipment to a client in connection with their use of InsPro Enterprise.

•	In First Quarter 2018 other revenue decreased primarily due to reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties pertaining to our former Radnor office, which ended in the First Quarter of 2017. Other revenue also includes renewal commissions received in connection with the Company’s former telesales call center and external agent produced agency business. In 2009 the Company ceased selling health and related products to individuals and families through its former non-employee agents.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Compensation, employee benefits and related taxes	$1,753,933	$1,920,423	$(166,490)	-8.7%
Professional fees	1,585,905	1,914,984	(329,079)	-17.2%
Depreciation	40,437	88,149	(47,712)	-54.1%
Rent, utilities, telephone and communications	93,198	106,488	(13,290)	-12.5%
Other cost of revenues	94,052	78,925	15,127	19.2%

	$3,567,525	$4,108,969	$(541,444)	-13.2%

•	In First Quarter 2018 our salaries, employee benefits and related taxes component of cost of revenues decreased as compared to First Quarter 2017 primarily as a result of decreased employee staffing.

•	In First Quarter 2018 our professional fees component of cost of revenues decreased as compared to First Quarter 2017 as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and a client’s implementation of InsPro EnterpriseTM.

•	In First Quarter 2018 our depreciation expense component of cost of revenues decreased as compared to First Quarter 2017 as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In First Quarter 2018 our rent, utilities, telephone and communications component of cost of revenues decreased as compared to First Quarter 2017 primarily due to the elimination of our former Radnor office.

•	In First Quarter 2018 our other cost component of cost of revenues increased as compared to First Quarter 2017 due to the cost of computer equipment sold to a client in First Quarter 2018. Other cost of revenues consisted of the cost of 3rd party licensed software resold to clients, equipment sold to clients, computer processing incurred primarily to provide ASP hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $2,620,222 in First Quarter 2018, as compared to a gross profit of $956,109 in First Quarter 2017. The results from operations in First Quarter 2018 were favorably impacted by higher professional services revenues combined with lower employee and IT consulting staffing as compared to First Quarter 2017 primarily as a result of the implementation of cost reduction initiatives implemented in 2017.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consisted of the following:

	For the Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Compensation, employee benefits and related taxes	$839,213	$1,132,958	$(293,745)	-25.9%
Advertising and other marketing	4,988	8,735	(3,747)	-42.9%
Depreciation	16,764	34,789	(18,025)	-51.8%
Rent, utilities, telephone and communications	39,460	99,513	(60,053)	-60.3%
Professional fees	159,543	138,300	21,243	15.4%
Other general and administrative	530,286	188,202	342,084	181.8%

	$1,590,254	$1,602,497	$(12,243)	-0.8%

•	First Quarter 2018 our salaries, employee benefits and related taxes component of cost of revenues decreased as compared to First Quarter 2017 primarily as a result of decreased employee staffing and severance expense, which was incurred in First Quarter 2017.

•	In First Quarter 2018 our advertising and marketing expense decreased as a result of an overall reduction in marketing activities.

•	In First Quarter 2018 our depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In First Quarter 2018 our rent, utilities, telephone and communications expense decreased as compared to First Quarter 2017 primarily due to the elimination of our former Radnor office.

•	In First Quarter 2018 our professional fees increased as compared to First Quarter 2017 primarily due to employee recruiting expenses.

•	In First Quarter 2018 our other general and administrative expenses increased as compared to First Quarter 2017 primarily due $334,460 of bad debt expense associated with receivables from a single client.

Operating income from operations before income taxes

As a result of the aforementioned factors, we reported income from operations of $1,029,968 in First Quarter 2018, as compared to net loss of $646,388 in First Quarter 2017.

Other income (expenses)

Gain on the sale of equipment in First Quarter 2017 is attributable to the sale of furniture and fixtures from the Company’s former Radnor office.

Interest expense is attributable to interest on the capital leases and note payable for premium financing on a portion of the Company’s insurance coverages.

Income tax expense

In First Quarter 2018 provision for income taxes consisted of $95,000 of Pennsylvania corporate income tax. The effective tax rate for First Quarter 2018 differed from the U.S. federal statutory rate primarily due to net operating losses carried forward from prior years (“NOLs”), which offset current federal income tax expense. In computing the Company’s state corporate income tax the Company’s state NOL’s are limited to 35% of the Company’s state income tax.

Net Income

As a result of these factors discussed above, we reported net income of $928,744, or $0.02 per share basic and $0.00 per share on a fully diluted basis, in First Quarter 2018, as compared to a net loss of $646,302, or ($0.02) per share on a basic and fully diluted basis in First Quarter 2017.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2018, we had a cash balance of $4,569,844 and working capital of $2,126,517.

Net cash used in operations was $370,559 in First Quarter 2018 as compared to net cash used in operations of $1,044,732 in First Quarter 2017. Impacting our cash flow from operations was our net income of $928,744 in First Quarter 2018 as compared to our net loss of $646,302 in First Quarter 2017 and:

•	Increase in accounts receivable of $2,234,227 in First Quarter 2018, which is primarily the result of increased billings to clients for professional services incurred in First Quarter 2018.

•	Decrease in prepaid expenses of $110,681 in First Quarter 2018, which is primarily the result of amortization of prepaid insurance and software maintenance.

•	Decrease in accounts payable of $272,596 in First Quarter 2018, which is primarily the result of payments of amounts to outside IT consulting firms that were incurred prior to 2018. Accounts payable as of March 31, 2018 was $1,212,108.

•	Decrease in accrued expenses of $129,911 in First Quarter 2018, which is primarily the result of the payment of accrued severance expense incurred in 2018.

•	Increase in deferred revenue of $733,934 in First Quarter 2018, which is primarily the result of annual maintenance fees, which were not yet earned in First Quarter 2018.

In addition to cash used in operating activities, we incurred the following non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $57,201 and $122,938 in First Quarter 2018 and First Quarter 2017, respectively.

•	Recorded stock-based compensation expense of $2,349 and $85,090 in First Quarter 2018 and First Quarter 2017, respectively.

•	Change in allowance for doubtful collection of accounts receivable of $334,460.

Net cash used by investing activities in First Quarter 2018 was $8,843 as compared to $19,834 in First Quarter 2017.

Net cash used in financing activities in First Quarter 2018 was $68,293 as compared to $111,111 in First Quarter 2017.

•	Payments on notes payable pertain to notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

Liquidity and Other Considerations

During the three months ended March 31, 2018, the Company’s net income was $928,744 and cash used in operations was $370,559. As of March 31, 2018, the Company had $4,569,844 of cash, working capital of $2,126,517 and the Company’s shareholder equity was $1,315,586. During 2016 and 2017 the Company implemented cost reduction initiatives, which resulted in the reduction of cost of revenue in 2018 as compared to 2017 and in 2017 as compared to 2016.

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

Date: May 14, 2018	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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

Page 35