Form 10-Q
period 2018-06-30
InsPro Technologies Corp
filed 2018-08-14
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,913,901	$5,017,539
Accounts receivable, net	3,194,171	1,543,389
Prepaid expenses	444,376	360,975
Other current assets	-	3,806

Total current assets	8,552,448	6,925,709

Property and equipment, net	445,819	269,994

Total assets	$8,998,267	$7,195,703

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$30,617	$45,793
Accounts payable	1,690,370	1,484,704
Accrued expenses	485,431	1,126,596
Current portion of capital lease obligations	159,045	143,855
Deferred revenue	3,287,432	2,765,401
Income tax payable	68,000	170,000

Total current liabilities	5,720,895	5,736,349

LONG TERM LIABILITIES:
Deferred revenue	1,000,000	1,000,000
Capital lease obligations	200,047	74,861

Total long term liabilities	1,200,047	1,074,861

Total liabilities	6,920,942	6,811,210

COMMITMENTS AND CONTINGENCIES: (See Note 7)

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares designated, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	1,277	1,277
Series B convertible preferred stock; 11,000,000 shares designated, 5,307,212 shares issued and outstanding (liquidation value $15,921,636)	5,307	5,307
Series C convertible preferred stock; 4,000,000 shares designated, 1,254,175 shares issued and outstanding (liquidation value $6,270,875)	1,254	1,254
Common stock ($.001 par value; 500,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	65,368,985	65,365,386
Accumulated deficit	(63,341,041)	(65,030,274)

Total shareholders' equity	2,077,325	384,493

Total liabilities and shareholders' equity	$8,998,267	$7,195,703

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$5,083,850	$4,508,122	$11,271,597	$9,573,200

Cost of revenues	3,520,623	3,217,178	7,088,148	7,326,147

Gross profit	1,563,227	1,290,944	4,183,449	2,247,053

Selling, general and administrative expenses	820,052	1,732,543	2,410,307	3,335,040

Operating income (loss) from operations	743,175	(441,599)	1,773,142	(1,087,987)

Other income (expense):
Gain on the sale of equipment	-	-	-	5,380
Interest expense	(6,685)	(4,262)	(12,909)	(9,556)

Total other income (expense)	(6,685)	(4,262)	(12,909)	(4,176)

Income (loss) before income taxes	736,490	(445,861)	1,760,233	(1,092,163)

Provision for income taxes	(24,000)	-	71,000	-

Net income (loss)	$760,490	$(445,861)	$1,689,233	$(1,092,163)

Net income (loss) per common share - basic	$0.02	$(0.01)	$0.04	$(0.03)

Net income (loss) per common share - fully diluted	$-	$(0.01)	$0.01	$(0.03)

Weighted average common shares outstanding - basic	41,543,655	41,543,655	41,543,655	41,543,655
Weighted average common shares outstanding - fully diluted	198,756,395	41,543,655	198,756,395	41,543,655

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$1,689,233	$(1,092,163)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	120,263	212,148
Stock-based compensation	3,599	107,760
(Gain) on the sale of used equipment	-	(5,380)
Bad debt expense	334,460	-
Changes in assets and liabilities:
Accounts receivable	(1,985,242)	159,938
Prepaid expenses	(83,401)	(40,102)
Other current assets	3,806	30,520
Other assets	-	4,582
Accounts payable	205,666	(2,948,537)
Accrued expenses	(641,165)	414,804
Deferred revenue	522,031	1,071,417
Income tax payable	(102,000)	-

Net cash provided by (used in) operating activities	67,250	(2,085,013)

Cash Flows From Investing Activities:
Purchase of property and equipment	(67,120)	(25,215)
Proceeds from the sale of equipment	-	5,380

Net cash used in investing activities	(67,120)	(19,835)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock	-	2,300,000
Payments on notes payable	(15,176)	(12,154)
Payments on capital leases	(88,592)	(166,623)

Net cash (used in) provided by financing activities	(103,768)	2,121,223

Net increase (decrease) in cash	(103,638)	16,375

Cash - beginning of the period	5,017,539	3,161,617

Cash - end of the period	$4,913,901	$3,177,992

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$12,909	$9,556
Cash payments for income taxes	$173,000
Non cash investing and financing activities:
Acquisition of equipment acquired through capital leases	$228,968	$-

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

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

The Company offers InsPro Enterprise on both a licensed and an Application Service Provider (“ASP”) basis. InsPro Enterprise is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business. InsPro Technologies' customers include insurance carriers and third party administrators. The Company realizes revenue from the sale of software licenses, application service provider fees, hosting fees, software maintenance fees and consulting and implementation services.

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 and notes thereto and other pertinent information contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2018.

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
June 30, 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable and allowance for uncollectable accounts

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2018 and December 31, 2017, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0 and $11,675, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of June 30, 2018 and December 31, 2017, because of the relatively short-term maturity of these instruments and their market interest rates.

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
June 30, 2018

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

The Company has adopted FASB ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of June 30, 2018, the tax years ended December 31, 2017, 2016 and 2015 are still subject to audit.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's weighted average common shares outstanding used in computing fully diluted net income (loss) per common share include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Common stock	41,543,655	41,543,655	41,543,655	41,543,655
Exercisable options issued to purchase common stock	450,000	-	450,000	-
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	-	25,535,000	-
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	-	106,144,240	-
Conversion of series C convertible preferred stock issued and outstanding into common stock	25,083,500	-	25,083,500	-

Shares used in computing fully diluted net income (loss) per share	198,756,395	41,543,655	198,756,395	41,543,655

The effects of warrants to purchase the Company’s common stock, which were outstanding during the three and six months ended June 30, 2018, are excluded from the calculation of common stock equivalents because they are out-of-the-money (their exercise prices are greater than the market price of the Company’s Common Stock as of June 30, 2018). The effects of common stock equivalents and potentially dilutive securities outstanding during the three and six months ended June 30, 2017, are excluded from the calculation of diluted loss per common share because they are anti-dilutive.

The Company’s issued and outstanding convertible preferred stock is convertible into common stock at a ratio of 20 common shares for each share of preferred stock.

Revenue recognition and deferred revenue

The Company offers InsPro EnterpriseTM on both a licensed and an ASP basis. An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by the Company. Alternatively, ASP and hosting service enables a client to lease the InsPro Enterprise software, paying only for that capacity required to support their business. ASP and hosting customers access InsPro Enterprise installed on customers’ servers or on the Company’s servers located at a third party’s site.

The Company’s software maintenance fees apply to both licensed and ASP customers. Maintenance fees cover periodic updates to the application and the InsPro Enterprise help desk.

The Company’s consulting and implementation services are generally associated with the implementation or post implementation of InsPro Enterprise for either an ASP or licensed client. Implementation services include InsPro Enterprise installation, configuration and modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation. Post implementation services include these same services to existing customers supporting their ongoing utilization of InsPro Enterprise.

The Company’s revenue is recognized under FASB ASC 606 (“ASC 606”).

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Compensation, employee benefits and related taxes	$1,538,881	$1,359,970	$3,292,814	$3,280,393
Professional fees	1,762,227	1,619,427	3,348,132	3,534,411
Depreciation	45,266	61,341	85,703	149,490
Rent, utilities, telephone and communications	103,007	93,714	196,205	200,202
Other cost of revenues	71,242	82,726	165,294	161,651
	$3,520,623	$3,217,178	$7,088,148	$7,326,147

Selling, general and administrative expenses

Selling, general and administrative expenses include all selling, marketing, and other expenses not classified as cost of revenues. The following table discloses selling, general and administrative expenses as reported in the statement of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Compensation, employee benefits and related taxes	$784,473	$1,228,003	$1,623,686	$2,360,961
Advertising and other marketing	7,047	7,687	12,035	16,422
Depreciation	17,796	27,869	34,560	62,658
Rent, utilities, telephone and communications	42,343	51,840	81,803	151,353
Professional fees	115,243	214,560	274,786	352,860
Other general and administrative	(146,850)	202,584	383,437	390,786
	$820,052	$1,732,543	$2,410,307	$3,335,040

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
June 30, 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2018, the Company had $4,938,950 of cash in United States bank deposits, of which $501,061 was federally insured and $4,437,889 was not federally insured.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s customers representing 10% or more of the accounts receivable balances as of the periods listed below.

	June 30, 2018	December 31, 2017

Client #1	56%	52%
Client #2	12%	10%
Client #3	10%	-

The following table lists the percentage of the Company’s revenue earned from the Company’s customers representing 10% or more of the revenue earned in each of the periods listed below.

	For the 6 Months Ended June 30,
	2018	2017

Client #1	43%	30%
Client #2	15%	19%

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

Registration rights agreements

At June 30, 2018, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements. Accordingly, no liability in respect thereof was recorded as of June 30, 2018. See Note 5 - Stockholders Equity – Registration and Participation Rights.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

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

On January 1, 2018, the Company adopted ASC 606, which provides guidance for revenue recognition. See Note 2 - Revenue and deferred revenue.

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

Liquidity

During the six months ended June 30, 2018, the Company’s net income was $1,689,233 and cash provided by operations was $67,250. As of June 30, 2018, the Company had $4,913,901 of cash, working capital of $2,831,553 and the Company’s shareholder equity was $2,077,325.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

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

NOTE 2 – REVENUE AND DEFERRED REVENUE

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

During the implementation of ASC 606 we identified five broad revenue streams: 1) professional services, 2) sale of perpetual software licenses and sale of equipment, 3) ASP and hosting revenue, 4) maintenance revenue, and 5) Reseller Fee (as defined below). The following table discloses revenue by revenue stream.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Professional services	$2,602,127	$2,186,420	$6,372,468	$4,984,671
ASP and hosting revenue	2,028,704	1,942,592	4,032,595	3,758,432
Maintenance revenue	443,471	365,023	825,989	797,698
Sale of equipment	-	-	23,797	-
Other revenue	9,548	14,087	16,748	32,399

Total	$5,083,850	$4,508,122	$11,271,597	$9,573,200

Effective August 18, 2015, the Company entered into a five year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated third party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective customers for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company materially breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation or seeks protection under bankruptcy during the term of the Reseller Agreement (each a “Refund Event”). Under ASC 606, the Company believes the contractual specific refund amounts and time frames pertaining to a Refund Event represent separate performance obligations over the duration of the Reseller Agreement, which the Reseller Agreement has contractually specified the prices for each separate performance deliverable. Revenue recognition is deemed to be consistent under both ASC 606 and the previous standard.

The unearned portion of the Company’s revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

NOTE 2 – REVENUE AND DEFERRED REVENUE (Continued)

The following table discloses changes in unearned revenue as of June 30, 2018.

Short Term
Balance, at December 31, 2017	$2,765,400
Deferral of revenue	1,208,913
Recognition of unearned revenue	(686,881)

Balance, at June 30, 2018	$3,287,432

Long Term
Balance, at December 31, 2017	$1,000,000
Deferral of revenue	-
Recognition of unearned revenue	-

Balance, at June 30, 2018	$1,000,000

Deferral of revenue in the six months ended June 30, 2018 and 2017 was $1,208,913 and $1,831,906, respectively. This deferred revenue represents annual maintenance fees, which were invoiced at the beginning of customers’ annual maintenance contracts, and collected professional services fees, which pertain to performance obligations not realized as of June 30, 2018 and 2017.

Revenue recognized in the six months ended June 30, 2018 and 2017, which was included in the unearned revenue liability balance at the beginning of each year, was $686,881 and $760,489, respectively. This revenue represents maintenance and professional services performance obligations performed during the six months ended June 30, 2018 and 2017.

Long term unearned revenue pertains to the portion of the Reseller Fee associated with Refund Events that will occur more than 12 months from June 30, 2018 and 2017, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	June 30, 2018	December 31, 2017
Computer equipment and software	3	$4,871,503	$4,590,221
Office equipment	4.6	145,229	145,228
Leasehold improvements	5.4	81,933	81,933
		5,098,665	4,817,382

Less accumulated depreciation		(4,652,846)	(4,547,388)

		$445,819	$269,994

See Note 6 – Capital Lease Obligations.

The following table discloses depreciation expense as reported in the statement of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Depreciation included in cost of revenues	$45,266	$61,341	$85,703	$149,490
Depreciation included in selling, general and administrative	17,796	27,869	34,560	62,658
Total depreciation	$63,062	$89,210	$120,263	$212,148

NOTE 4 – NOTES PAYABLE

Notes payable at December 31, 2017, consist of two notes payable for insurance premium financing on one of the Company’s insurance policies. The first note commenced on May 3, 2017, had an annual interest rate of 7.99% and consisted of 11 monthly payments of principal and interest of $4,358 per month commencing on June 3, 2017 and ending on April 3, 2018. The second note commenced on September 28, 2017, has an annual interest rate of 8.99% and consists of 10 monthly payments of principal and interest of $4,920 per month commencing on September 28, 2017 and ending on July 28, 2018.

Notes payable at June 30, 2018, consist of a note payable for insurance premium financing on one of the Company’s insurance policies. The first note commenced on May 3, 2018, has an annual interest rate of 9.98% and consists of 11 monthly payments of principal and interest of $3,204 per month commencing on June 3, 2018 and ending on April 3, 2019.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2018 and December 31, 2017, the Company was authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”). As of June 30, 2018 and December 31, 2017, the Company had 41,543,655 shares of its Common Stock issued and outstanding.

The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	June 30, 2018	December 31, 2017

Exercise of options issued and outstanding to purchase common stock	700,000	825,000
Issuance of common shares available under the 2010 Equity Compensation Plan	28,296,980	28,171,980
Exercise of warrants issued and outstanding to purchase common stock	-	120,000
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	500,000	500,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	106,144,240
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	57,000,000	65,000,000
Conversion of series C convertible preferred stock issued and outstanding into common stock	25,083,500	25,083,500

Total common stock reserved for issuance	243,259,720	251,379,720

The above table includes Common Stock reserved for unvested stock options, which are not exercisable, and Common Stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Preferred Stock

As of June 30, 2018 and December 31, 2017, the Board has designated 3,437,500 shares of Series A Convertible Preferred Stock par value $0.001 per share (“Series A Preferred Stock”). As of June 30, 2018 and December 31, 2017, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding. As of June 30, 2018 and December 31, 2017, the Company has reserved 25,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

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
June 30, 2018

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

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

Series B Preferred Stock

As of June 30, 2018 and December 31, 2017, the Board has designated 11,000,000 shares of Series B Preferred Stock. As of June 30, 2018 and December 31, 2017, the Company had 5,307,212 of its Series B Preferred Stock issued and outstanding. As of June 30, 2018 and December 31, 2017, the Company has reserved 2,850,000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.

As of June 30, 2018 and December 31, 2017, upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price, or $15,921,636 in aggregate, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred Stock times $3.00. Series B Preferred Stock is senior to Series A Preferred Stock, and junior to the Series C Preferred Stock, as it pertains to liquidation preferances.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Series C Preferred Stock

As of June 30, 2018 and December 31, 2017, the Board has designated 4,000,000 shares of Series C Preferred Stock. As of June 30, 2018 and December 31, 2017, the Company had 1,254,175 of its Series C Preferred Stock issued and outstanding.

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

Stock Options

During the six months ended June 30, 2018, options for 125,000 shares of Common Stock, which were previously granted to a former executive of the Company, expired in accordance with the terms of such stock options.

As of June 30, 2018, there were 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 28,296,980 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options and warrants in the amount of $3,599 and $107,760 for the six months ended June 30, 2018 and 2017, respectively.

The value of equity compensation not yet expensed pertaining to unvested equity compensation for options to purchase common stock was $8,751 as of June 30, 2018, which will be recognized over a weighted average 1.8 years in the future.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

A summary of the Company's outstanding stock options to purchase Common Stock is as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2017	825,000	$0.10	$0.10	3.0	$-

For the period ended June 30, 2018
Granted	-	-	-
Exercised	-	-	-
Expired	(125,000)	0.10	0.04

Outstanding at June 30, 2018	700,000	$0.10	$0.05	2.5	$10,500

Outstanding and exercisable at June 30, 2018	450,000	$0.10	$0.05	2.3	$6,750

(1) The aggregate intrinsic value is based on the $0.115 closing price as of June 29, 2018, for the Company’s Common Stock.

Common Stock Warrants

During the three months ended June 30, 2018, warrants to purchase 120,000 shares of Common stock expired in accordance with the terms of such stock warrants.

A summary of the status of the Company's outstanding common stock warrants is as follows:

Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2017	120,000	$0.15

For the period ended June 30, 2018
Issued	-	-
Exercised	-	-
Expired	(120,000)	0.15
Outstanding and exercisable at June 30, 2018	-	$-

Series A Preferred Stock Warrants

Outstanding warrants to purchase the Company’s Series A Preferred Stock at June 30, 2018, have a remaining contractual life of 4.1 years.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the Company's outstanding Series A Preferred Stock warrants is as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2017	25,000	$4.00

For the period ended June 30, 2018
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at June 30, 2018	25,000	$4.00

Series B Preferred Stock Warrants

During the six months ended June 30, 2018, warrants to purchase 400,000 shares of Series B Preferred Stock expired in accordance with the terms of such warrants.

Outstanding preferred stock warrants to purchase the Company’s Series B Preferred Stock at June 30, 2018 have a remaining contractual life of 1.3 years. A summary of the status of the Company's outstanding Series B Preferred Stock warrants is as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2017	3,250,000	$3.00

For the period ended June 30, 2018
Granted	-	-
Exercised	-	-
Expired	(400,000)	3.00
Outstanding and exercisable at June 30, 2018	2,850,000	$3.00

Registration and Participation Rights

As of June 30, 2018, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

NOTE 6 – CAPITAL LEASE OBLIGATIONS

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

Property and equipment includes the following amounts for leases that have been capitalized:

		June 30, 2018	December 31, 2017
	Useful Life (Years)
Computer equipment and software	3	$1,900,711	$1,671,742
Less accumulated depreciation		(1,550,067)	(1,454,084)
		$350,644	$217,658

Future minimum payments required under capital leases at June 30, 2018, are as follows:

Six months ending December 31, 2018	$108,582
2019	134,707
2020	89,124
2021	35,626
2022	27,516
2023	13,757

Total future payments	409,312
Less amount representing interest	50,220

Total future payments less interest	359,092
Less current portion	159,045

Long-term portion	$200,047

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. An employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation. The contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $36,031 and $36,984 for the six months ended June 30, 2018 and 2017, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

NOTE 8 – COMMITTMENTS AND CONTINGENCIES

On September 14, 2007, InsPro LLC entered into a lease agreement (the “Lease Agreement”) with BPG Officer VI Baldwin Tower L.P. (“BPG”). On April 28, 2015, InsPro LLC and BPG entered into a fifth amendment to the Lease Agreement whereby InsPro LLC and BPG agreed to amend the Lease Agreement to increase the leased office space by 6,801 rentable square feet effective April 1, 2015, through March 31, 2016, at an incremental monthly rent of $10,000. On June 9, 2016, InsPro LLC and BPG entered into a sixth amendment to the Lease Agreement whereby InsPro LLC and BPG agreed to amend the Lease Agreement to extend the term through January 31, 2018 for 17,567 of rentable square feet at a monthly cost of $28,546 for the period February 1, 2017 through January 31, 2018. On June 7, 2017, InsPro LLC and Baldwin Tower Office Building, LLC (“Landlord”), which is the new owner and landlord for the Company’s Eddystone office building, entered into a seventh amendment to the Lease Agreement whereby InsPro LLC and Landlord agreed to amend the Lease Agreement to extend the term through January 31, 2019 for 17,567 of rentable square feet at a monthly cost of $30,010 for the period February 1, 2018 through January 31, 2019. On May 10, 2018, InsPro LLC and Landlord entered into an eighth amendment to the Lease Agreement whereby InsPro LLC and Landlord agreed to amend the Lease Agreement to extend the term through January 31, 2022 for 17,567 of rentable square feet at a monthly cost of $30,010 for the period February 1, 2019 through January 31, 2022. The eighth amendment allows InsPro LLC to terminate the Lease Agreement effective January 31, 2021, provided InsPro LLC notifies Landlord of an early termination and pays Landlord an early termination fee of $30,000 by October 31, 2020.

Future minimum payments required under operating leases and service agreements at June 30, 2018, are as follows:

Six months ending December 31, 2018	$335,738
2019	668,391
2020	429,049
2021	30,010
thereafter	-

Total	$1,463,188

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $90,846 and $111,825 for the three months ended June 30, 2018 and 2017, respectively. Rent expense was $179,957 and $230,309 for the six months ended June 30, 2018 and 2017, respectively.

Mr. Robert Oakes resigned as an executive employee effective June 30, 2017. Pursuant to Mr. Oakes’ employment agreement, Mr. Oakes will be entitled to receive; (i) continuation of his $300,000 per year base salary for a period of 12 months in accordance with the Company's normal payroll practices, less any applicable income tax withholding required under federal or state law, and subject to Section 409A of the Internal Revenue Code of 1986, as amended, and applicable guidance issued there under, and (ii) continuation for a period of 18 months after the date of termination of the benefits under benefit plans extended from time to time by the Company to its senior executives. As of June 30, 2018, the Company recorded a severance accrual connection with Mr. Oakes termination in the amount of $7,541. Pursuant to Mr. Oakes’ employment agreement, he is subject to non-competition and non-solicitation covenants during the term of his employment agreement and for a period of one year following his termination.

Effective December 31, 2017, an executive’s employment was terminated by the Company. Pursuant to this executive’s employment agreement, the executive was subject to non-competition and non-solicitation covenants for a period of six months following his termination. As of June 30, 2018, the Company has fully paid the severance in connection with this executive’s termination.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

NOTE 9 - INCOME TAXES

The Company has net operating loss carry forwards for federal income tax purposes of approximately $48,200,000 at June 30, 2018, the unused portion of which expires in years 2026 through 2038. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 (“IRC 382”) places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50 percent change in ownership). The issuance of the Company’s Series A Preferred Stock on January 15, 2009 resulted in a change of control as defined under IRC 382.

Components of income taxes were as follows:

	For the Six Months Ended June 30,
	2018	2017

Federal	$-	$-
State	71,000	-
	$71,000	$-

The differences between the Company’s effective tax rate and the statutory federal rate were as follows:

	For the Six Months Ended June 30,
	2018	2017

U.S. statutory rate	21.0%	35.0%
State income taxes	8.0%	6.5%
Amortization/impairment of acquisition related assets	(0.1)%	0.3%
Stock based compensation	0.1%	(4.1)%
Other permanent differences	0.0%	(0.8)%
Valuation allowance	(24.9)%	(36.9)%
	4.1%	0.0%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

NOTE 9 - INCOME TAXES (Continued)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the periods ended June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017

Deferred tax assets:
Net operating loss carryforward	$11,726,214	$14,201,084
Depreciation	368	67,099
Compensation expense	59,028	123,093
All miscellaneous	-	3,386
Deferred revenue	315,520	449,500
Accrued expense	-	41,681
Total deferred tax asset	12,101,130	14,885,843

Deferred tax liabilities	-	-
Net deferred tax asset	12,101,130	14,885,843
Less: valuation allowance	(12,101,130)	(14,885,843)
	$-	$-

The Company has fully reserved the deferred tax asset in excess of the deferred tax liabilities due to the limitation on taxable income that can be offset by net operating loss carry forwards in future periods under IRC section 382 as a result of changes in control and substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance as of June 30, 2018 was decreased by $2,784,713 as compared to December 31, 2017.

In 2018 the Company wrote off $28,900,000 of Florida state net operating loss carry forwards due to operations in Florida having previously ceased and due to management making the determination that operations would not resume in the state of Florida in future. As a result, the deferred tax asset and related valuation allowance were decreased by approximately $2,300,000.

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

The words “may,” “will,” “expect,” “intend,”, “estimate,” “believe,” “continue” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. While we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and projections of the future about which we cannot be certain. Many factors, including general business and economic conditions affect our ability to achieve our objectives. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. In addition, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. We may not update these forward-looking statements, even though our situation may change in the future.

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

InsPro EnterpriseTM is a comprehensive, web-based insurance administration software application. InsPro Enterprise was introduced by Atiam Technologies, L.P. in 2004. InsPro Enterprise customers include health insurance carriers and third party administrators. We market InsPro Enterprise as a licensed software application, and we realize revenue from license fees, application service provider fees, software maintenance fees and professional services.

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

The Company offers InsPro EnterpriseTM on both a licensed and an ASP basis. An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by InsPro Technologies. Alternatively, ASP and hosting service enables a client to lease the InsPro Enterprise software, paying only for that capacity required to support their business. ASP and hosting customers access InsPro Enterprise installed on customers’ servers or on the Company’s servers located at a third party’s site.

The Company’s software maintenance fees apply to both licensed and ASP customers. Maintenance fees cover periodic updates to the application and the InsPro Enterprise help desk.

The Company’s consulting and implementation services are generally associated with the implementation or post implementation of InsPro Enterprise for either an ASP or licensed client. Implementation services include InsPro Enterprise installation, configuration and modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation. Post implementation services include these same services to existing customers supporting their ongoing utilization of InsPro Enterprise.

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

During the implementation of ASC 606 we identified five broad revenue streams: 1) professional services, 2) sale of perpetual software licenses and sale of equipment, 3) ASP and hosting revenue, 4) maintenance revenue, and 5) Reseller Fee (as defined below).

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

ASP and hosting enables a client to effectively lease the InsPro Enterprise software, paying only for that capacity required to support their business during the contracted time period. The hosting service can also enable a client to outsource its application management of its perpetually licensed InsPro Enterprise software to the Company. ASP and hosting customers access InsPro Enterprise installed on InsPro Technologies owned servers. Maintenance enables a client to periodic updates to their InsPro Enterprise software and access to customer support from the Company. Prior to ASC 606 we recognized ASP and hosting and maintenance revenue based on contractually defined fixed fees over the contract period on a straight line basis. Under ASC 606, we have determined the Company’ continuous service and support represent a series of performance obligations that are delivered over time on a stand-ready basis. Revenue recognition is deemed to be consistent under both ASC 606 and the previous standard.

Effective August 18, 2015, the Company entered into a five year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated third party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective customers for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company materially breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation or seeks protection under bankruptcy during the term of the Reseller Agreement (each a “Refund Event”). Prior to ASC 606 we recognized Reseller Fee revenue whenever a portion of the Reseller Fee was no longer subject to refund as a result of a Refund Event and at which time no portion of the Reseller Fee was subject to refund. Under ASC 606, the Company believes the contractual specific refund amounts and time frames pertaining to a Refund Event represent separate performance obligations over the duration of the Reseller Agreement, which the Reseller Agreement has contractually specified the prices for each separate performance deliverable. Revenue recognition is deemed to be consistent under both ASC 606 and the previous standard.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

Revenues

For the three months ended June 30, 2018 (“Second Quarter 2018”) and for the three months ended June 30, 2017, (“Second Quarter 2017”) our revenues include the following:

	For the Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Professional services	$2,602,127	$2,186,420	$415,707	19.0%
ASP and hosting revenue	2,028,704	1,942,592	86,112	4.4%
Maintenance revenue	443,471	365,023	78,448	21.5%
Other revenue	9,548	14,087	(4,539)	-32.2%

Total	$5,083,850	$4,508,122	$575,728	12.8%

•	In Second Quarter 2018 our professional services revenue increased primarily as a result of higher implementation services provided to the Company’s largest client as measured by earned revenue. Implementation services included assisting customers in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing customers supporting their ongoing utilization of InsPro Enterprise.

•	In Second Quarter 2018 our ASP and hosting revenue increased as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing customers. ASP and hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP and hosting customers’ access InsPro Enterprise installed on customers’ servers or on the Company’s servers located at a third party’s site.

•	In Second Quarter 2018 our maintenance revenue increased primarily due to the renewal of an existing client’s maintenance agreement in Second Quarter, which included revenue that would have been earned in the first quarter of 2018 had the renewal of this maintenance occurred during the first quarter of 2018.

•	In Second Quarter 2018 other revenue decreased primarily due to lower renewal commissions received in connection with the Company’s former telesales call center and external agent produced agency business. In 2009 the Company ceased selling health and related products to individuals and families through its former non-employee agents.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Compensation, employee benefits and related taxes	$1,538,881	$1,359,970	$178,911	13.2%
Professional fees	1,762,227	1,619,427	142,800	8.8%
Depreciation	45,266	61,341	(16,075)	-26.2%
Rent, utilities, telephone and communications	103,007	93,714	9,293	9.9%
Other cost of revenues	71,242	82,726	(11,484)	-13.9%

	$3,520,623	$3,217,178	$303,445	9.4%

•	In Second Quarter 2018 our salaries, employee benefits and related taxes component of cost of revenues increased as compared to Second Quarter 2017 primarily as a result of increased employee staffing and increased employee benefit costs.

•	In Second Quarter 2018 our professional fees component of cost of revenues increased as compared to Second Quarter 2017 as a result of increased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and a client’s implementation of InsPro EnterpriseTM.

•	In Second Quarter 2018 our depreciation expense component of cost of revenues decreased as compared to Second Quarter 2017 as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In Second Quarter 2018 our rent, utilities, telephone and communications component of cost of revenues increased as compared to Second Quarter 2017 primarily due to a higher allocation of occupancy cost to cost of revenue and a lower allocation of cost to selling, general and administrative expense as a result of employee staffing.

•	In Second Quarter 2018 our other cost component of cost of revenues decreased as compared to Second Quarter 2017 due to lower travel costs. Other cost of revenues consisted of the cost of 3rd party licensed software resold to customers, equipment sold to customers, computer processing incurred primarily to provide ASP and hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $1,563,227 in Second Quarter 2018, as compared to a gross profit of $1,290,944 in Second Quarter 2017. The results from operations in Second Quarter 2018 were favorably impacted by higher revenues especially higher professional services revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consisted of the following:

	For the Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Compensation, employee benefits and related taxes	$784,473	$1,228,003	$(443,530)	-36.1%
Advertising and other marketing	7,047	7,687	(640)	-8.3%
Depreciation	17,796	27,869	(10,073)	-36.1%
Rent, utilities, telephone and communications	42,343	51,840	(9,497)	-18.3%
Professional fees	115,243	214,560	(99,317)	-46.3%
Other general and administrative	(146,850)	202,584	(349,434)	-172.5%

	$820,052	$1,732,543	$(912,491)	-52.7%

•	Second Quarter 2018 our salaries, employee benefits and related taxes component of cost of revenues decreased as compared to Second Quarter 2017 primarily as a result of decreased compensation and severance expense pertaining to the resignation of Robert Oakes in Second Quarter 2017.

•	In Second Quarter 2018 our depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In Second Quarter 2018 our rent, utilities, telephone and communications expense decreased as compared to Second Quarter 2017 primarily due to a higher allocation of occupancy cost to cost of revenue and a lower allocation of cost to selling, general and administrative expense as a result of employee staffing.

•	In Second Quarter 2018 our professional fees decreased as compared to Second Quarter 2017 primarily due to lower legal and employee recruiting expenses.

•	In Second Quarter 2018 our other general and administrative expenses decreased as compared to Second Quarter 2017 primarily due to $346,135 of negative bad debt expense, which was the result of the collection of receivables from a client, which was recorded to bad debt expense in the fourth quarter of 2017 and the first quarter of 2018. During Second Quarter 2018 the Company reached an agreement with a client regarding all outstanding receivables. The Company collected all outstanding receivables from this client in Second Quarter 2018.

Operating income (loss) from operations before income taxes

As a result of the aforementioned factors, we reported income from operations before income taxes of $743,175 in Second Quarter 2018, as compared to loss from operations of $441,599 in Second Quarter 2017.

Other income (expenses)

Interest expense is attributable to interest on the capital leases and note payable for premium financing on a portion of the Company’s insurance coverages.

Income (loss) before income taxes

As a result of the aforementioned factors, we reported income before income taxes of $736,490 in Second Quarter 2018, as compared to loss before income taxes of $445,861 in Second Quarter 2017.

Income tax expense

In Second Quarter 2018 our tax benefit for income taxes consisted of $(24,000) of Pennsylvania corporate income tax, which was the result of decreases in unearned revenue in Second Quarter 2018. The effective tax rate for First Quarter 2018 differed from the U.S. federal statutory rate primarily due to net operating losses carried forward from prior years (“NOLs”), which offset current federal income tax expense. In computing the Company’s state corporate income tax the Company’s state NOL’s are limited to 35% of the Company’s state income tax.

Net Income

As a result of these factors discussed above, we reported net income of $760,490, or $0.02 per share basic and $0.00 per share on a fully diluted basis, in Second Quarter 2018, as compared to a net loss of $445,861, or ($0.01) per share on a basic and fully diluted basis in Second Quarter 2017.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2017

Revenues

For the six months ended June 30, 2018 (“2018 To Date”) and for the six months ended June 30, 2017, (“2017 To Date”) our revenues include the following:

	For the Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Professional services	$6,372,468	$4,984,671	$1,387,797	27.8%
ASP and hosting revenue	4,032,595	3,758,432	274,163	7.3%
Maintenance revenue	825,989	797,698	28,291	3.5%
Sale of equipment	23,797	-	23,797	100.0%
Other revenue	16,748	32,399	(15,651)	-48.3%

Total	$11,271,597	$9,573,200	$1,698,397	17.7%

•	In 2018 To Date our professional services revenue increased primarily as a result of higher implementation services provided to the Company’s largest client as measured by earned revenue. Implementation services included assisting customers in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing customers supporting their ongoing utilization of InsPro Enterprise.

•	In 2018 To Date our ASP and hosting revenue increased as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing customers. ASP and hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP and hosting customers’ access InsPro Enterprise installed on customers’ servers or on the Company’s servers located at a third party’s site.

•	In 2018 To Date we sold computer equipment to a client in connection with their use of InsPro Enterprise.

•	In 2018 To Date other revenue decreased primarily due to lower reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties pertaining to our former Radnor office, which ended in the first quarter of 2017. Other revenue also includes renewal commissions received in connection with the Company’s former telesales call center and external agent produced agency business. In 2009 the Company ceased selling health and related products to individuals and families through its former non-employee agents.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Compensation, employee benefits and related taxes	$3,292,814	$3,280,393	$12,421	0.4%
Professional fees	3,348,132	3,534,411	(186,279)	-5.3%
Depreciation	85,703	149,490	(63,787)	-42.7%
Rent, utilities, telephone and communications	196,205	200,202	(3,997)	-2.0%
Other cost of revenues	165,294	161,651	3,643	2.3%

	$7,088,148	$7,326,147	$(237,999)	-3.2%

•	In 2018 To Date our professional fees component of cost of revenues decreased as compared to 2017 To Date as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and a client’s implementation of InsPro EnterpriseTM.

•	In 2018 To Date our depreciation expense component of cost of revenues decreased as compared to 2017 To Date as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $4,183,449 in 2018 To Date, as compared to a gross profit of $2,247,053 in 2017 To Date. The results from operations in 2018 To Date were favorably impacted by higher revenues especially higher professional services revenues combined with lower IT consulting staffing as compared to 2017 To Date primarily as a result of the implementation of cost reduction initiatives implemented in 2017.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consisted of the following:

	For the Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Compensation, employee benefits and related taxes	$1,623,686	$2,360,961	$(737,275)	-31.2%
Advertising and other marketing	12,035	16,422	(4,387)	-26.7%
Depreciation	34,560	62,658	(28,098)	-44.8%
Rent, utilities, telephone and communications	81,803	151,353	(69,550)	-46.0%
Professional fees	274,786	352,860	(78,074)	-22.1%
Other general and administrative	383,437	390,786	(7,349)	-1.9%

	$2,410,307	$3,335,040	$(924,733)	-27.7%

•	2018 To Date our salaries, employee benefits and related taxes component of cost of revenues decreased as compared to 2017 To Date primarily as a result of decreased employee staffing and severance expense pertaining to the resignation of Robert Oakes in Second Quarter 2017, which was incurred in 2017 To Date.

•	In 2018 To Date our advertising and marketing expense decreased as a result of an overall reduction in marketing activities.

•	In 2018 To Date our depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In 2018 To Date our rent, utilities, telephone and communications expense decreased as compared to 2017 To Date primarily due to the elimination of our former Radnor office and to a lesser extent a higher allocation of occupancy cost to cost of revenue and a lower allocation of cost to selling, general and administrative expense as a result of employee staffing.

•	In 2018 To Date our professional fees decreased as compared to 2017 To Date primarily due to lower legal and employee recruiting expenses.

Operating income (loss) from operations before income taxes

As a result of the aforementioned factors, we reported income from operations before income taxes of $1,773,142 in 2018 To Date, as compared to loss from operations of $1,087,987 in 2017 To Date.

Other income (expenses)

Interest expense is attributable to interest on the capital leases and note payable for premium financing on a portion of the Company’s insurance coverages.

Income (loss) before income taxes

As a result of the aforementioned factors, we reported income before taxes of $1,760,233 in 2018 To Date, as compared to loss before income taxes of $1,092,163 in 2017 To Date.

Income tax expense

In 2018 To Date provision for income taxes consisted of $71,000 of Pennsylvania corporate income tax. The effective tax rate for First Quarter 2018 differed from the U.S. federal statutory rate primarily due to net operating losses carried forward from prior years (“NOLs”), which offset current federal income tax expense. In computing the Company’s state corporate income tax the Company’s state NOL’s are limited to 35% of the Company’s state income tax.

Net Income (loss)

As a result of these factors discussed above, we reported net income of $1,689,233 or $0.04 per share basic and $0.01 per share on a fully diluted basis, in 2018 To Date, as compared to a net loss of $1,092,163, or ($0.03) per share on a basic and fully diluted basis in 2017 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2018, we had a cash balance of $4,913,901 and working capital of $2,831,553.

Net cash provided by operations was $67,250 in 2018 To Date as compared to net cash used in operations of $2,085,013 in 2017 To Date. Impacting our cash flow from operations was our net income of $1,689,233 in 2018 To Date as compared to our net loss of $1,092,163 in 2017 To Date and:

•	Increase in accounts receivable of $1,650,782 in 2018 To Date, which is primarily the result of increased billings to customers for professional services incurred in 2018 To Date.

•	Increase in accounts payable of $205,666 in 2018 To Date, which is primarily the result of an increase in amounts owed to outside IT consulting firms incurred in 2018 to Date. Accounts payable as of June 30, 2018 was $1,690,370.

•	Decrease in accrued expenses of $641,165 in 2018 To Date, which is primarily the result of the payment in 2018 To Date of severance expense incurred in 2017.

•	Decrease in deferred revenue of $522,031 in 2018 To Date, which is primarily the result of annual maintenance fees, which were collected in 2018 To Date but not yet earned in 2018 To Date.

•	Decrease in income tax payable of $102,000 in 2018 To Date, which is primarily the result of the payments of prior year income taxes less state income tax expense incurred in 2018 To Date.

In addition to cash used in operating activities, we incurred the following non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $120,263 and $212,148 in 2018 To Date and 2017 To Date, respectively.

•	Recorded stock-based compensation expense of $3,599 and $107,760 in 2018 To Date and 2017 To Date, respectively.

Net cash used in investing activities in 2018 To Date was $67,120 as compared to $19,835 in 2017 To Date.

Net cash used in financing activities in 2018 To Date was $103,768 as compared to net cash provided of $2,121,223 in 2017 To Date.

•	On April 20, 2017, the Company completed a private placement (the “Private Placement”) with The Co-Investment Fund II, L.P. (“Co-Investment”), which hold more than 5% of our common stock. Donald Caldwell, who is chairman of the board of directors and former CEO of the Company, is the CEO for Cross Atlantic Capital Partners, Inc., which is the managing partner of Co-Investment. The Company issued and Co-Investment purchased 1,000,000 shares of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $2,000,000 pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”). The Company intends to use the net proceeds of the Private Placement for working capital purposes.

•	On May 11, 2017, the Company completed a private placement (the “Second Private Placement”) with Azeez Enterprises, L.P., which hold more than 5% of our Series C Preferred Stock. Michael Azeez is a member of the board of directors of the Company and is the managing partner of Azeez Enterprises, L.P. The Company issued and Azeez Enterprises, L.P. purchased 75,000 shares of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $150,000 pursuant to the terms of a securities purchase agreement on substantially the same terms as those contained in the Purchase Agreement (the “Second Purchase Agreement”). Also as part of the Second Private Placement and Second Purchase Agreement the Company issued and John Scarpa, who holds more than 5% of our Series B Preferred Stock, purchased 75,000 shares of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $150,000 pursuant to the terms of the Second Purchase Agreement.

•	Payments on notes payable pertain to notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

Liquidity and Other Considerations

During the six months ended June 30, 2018, the Company’s net income was $1,689,233 and cash provided by operations was $67,250. As of June 30, 2018, the Company had $4,913,901 of cash, working capital of $2,831,553 and the Company’s shareholder equity was $2,077,325.

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

Date: August 14, 2018	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
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

Page 39