Form 10-Q
period 2018-09-30
InsPro Technologies Corp
filed 2018-11-14
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicated by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes☐  No ☒

As of November 14, 2018, there were 41,543,655 outstanding shares of common stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,187,447	$5,017,539
Accounts receivable, net	2,293,112	1,543,389
Prepaid expenses	366,698	360,975
Other current assets	-	3,806

Total current assets	7,847,257	6,925,709

Property and equipment, net	398,003	269,994

Total assets	$8,245,260	$7,195,703

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$68,532	$45,793
Accounts payable	1,229,719	1,484,704
Accrued expenses	676,000	1,126,596
Current portion of capital lease obligations	134,795	143,855
Deferred revenue	2,393,204	2,765,401
Income tax payable	135,000	170,000

Total current liabilities	4,637,250	5,736,349

LONG TERM LIABILITIES:
Deferred revenue	875,000	1,000,000
Capital lease obligations	174,622	74,861

Total long term liabilities	1,049,622	1,074,861

Total liabilities	5,686,872	6,811,210

COMMITMENTS AND CONTINGENCIES: (See Note 8)

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares designated, 1,276,750 shares issued and outstanding (liquidation value $12,767,500)	1,277	1,277
Series B convertible preferred stock; 11,000,000 shares designated, 5,307,212 shares issued and outstanding (liquidation value $15,921,636)	5,307	5,307
Series C convertible preferred stock; 4,000,000 shares designated, 1,254,175 shares issued and outstanding (liquidation value $6,270,875)	1,254	1,254
Common stock ($.001 par value; 750,000,000 shares authorized, 41,543,655 shares issued and outstanding)	41,543	41,543
Additional paid-in capital	65,370,235	65,365,386
Accumulated deficit	(62,861,228)	(65,030,274)

Total shareholders' equity	2,558,388	384,493

Total liabilities and shareholders' equity	$8,245,260	$7,195,703

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$5,311,635	$6,077,817	$16,583,232	$15,651,018

Cost of revenues	3,588,365	3,370,999	10,676,513	10,697,146

Gross profit	1,723,270	2,706,818	5,906,719	4,953,872

Selling, general and administrative expenses	1,167,813	1,189,170	3,578,121	4,524,211

Operating income (loss) from operations	555,457	1,517,648	2,328,598	429,661

Other income (expense):
Gain on the sale of equipment	-	-	-	5,380
Interest expense	(8,643)	(7,186)	(21,552)	(16,742)

Total other income (expense)	(8,643)	(7,186)	(21,552)	(11,362)

Income before income taxes	546,814	1,510,462	2,307,046	418,299

Provision for income taxes	67,000	14,500	138,000	14,500

Net income	$479,814	$1,495,962	$2,169,046	$403,799

Net income per common share - basic	$0.01	$0.04	$0.05	$0.01

Net income per common share - fully diluted	$-	$0.01	$0.01	$-

Weighted average common shares outstanding - basic	41,543,655	41,543,655	41,543,655	41,543,655
Weighted average common shares outstanding - fully diluted	198,306,395	196,970,235	198,306,395	187,922,335

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$2,169,046	$403,799
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	192,369	286,270
Stock-based compensation	4,849	130,031
(Gain) on the sale of used equipment	-	(5,380)
Bad debt expense	(11,675)	-
Changes in assets and liabilities:
Accounts receivable	(738,048)	(276,352)
Prepaid expenses	(5,723)	52,014
Other current assets	3,806	36,004
Accounts payable	(254,985)	(3,492,776)
Accrued expenses	(450,596)	669,582
Deferred revenue	(497,197)	283,940
Income tax payable	(35,000)	14,500

Net cash provided by (used in) operating activities	376,846	(1,898,368)

Cash Flows From Investing Activities:
Purchase of property and equipment	(91,410)	(25,445)
Proceeds from the sale of equipment	-	5,380

Net cash used in investing activities	(91,410)	(20,065)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock	-	2,508,350
Fees paid in connection with sale of preferred stock	-	(102,163)
Payments on notes payable	22,739	(60,062)
Payments on capital leases	(138,267)	(164,574)

Net cash (used in) provided by financing activities	(115,528)	2,181,551

Net increase in cash	169,908	263,118

Cash - beginning of the period	5,017,539	3,161,617

Cash - end of the period	$5,187,447	$3,424,735

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$21,552	$16,742
Cash payments for income taxes	$173,000	$-
Non cash investing and financing activities:
Acquisition of equipment acquired through capital leases	$228,968	$80,505

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

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

For purpose of comparability, certain prior period amounts have been reclassified to conform to the 2018 presentation. Prior year amounts pertaining to the Company’s discontinued operations have been reclassified to continuing operations due to the amounts being immateriality of the amounts.

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
September 30, 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable and allowance for uncollectable accounts

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2018 and December 31, 2017, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0 and $11,675, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital leases approximated fair value as of September 30, 2018 and December 31, 2017, because of the relatively short-term maturity of these instruments and their market interest rates.

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
September 30, 2018

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

The Company has adopted FASB ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of September 30, 2018, the tax years ended December 31, 2017, 2016 and 2015 are still subject to audit.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's weighted average common shares outstanding used in computing fully diluted net income per common share include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Common stock	41,543,655	41,543,655	41,543,655	41,543,655
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000	25,535,000	25,535,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	106,144,240	106,144,240	106,144,240
Conversion of series C convertible preferred stock issued and outstanding into common stock	25,083,500	23,747,340	25,083,500	14,699,440

Shares used in computing fully diluted net income (loss) per share	198,306,395	196,970,235	198,306,395	187,922,335

The effects of options and warrants to purchase the Company’s common stock, which were outstanding during the three and nine months ended September 30, 2018 and 2017, are excluded from the calculation of common stock equivalents because they are out-of-the-money (their exercise prices are greater than the market price of the Company’s Common Stock as of September 30, 2018 and 2017).

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
September 30, 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro EnterpriseTM design, development, implementation and testing together with customer management, training and technical support, as well as the cost of the resale of third party software and hardware and to a portion of facilities costs and depreciation. The following table discloses cost of revenue as reported in the statement of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Compensation, employee benefits and related taxes	$1,551,902	$1,593,138	$4,844,716	$4,873,531
Professional fees	1,743,669	1,566,611	5,091,801	5,101,022
Depreciation	51,805	53,394	137,508	202,884
Rent, utilities, telephone and communications	97,297	86,250	293,502	286,452
Other cost of revenues	143,692	71,606	308,986	233,257
	$3,588,365	$3,370,999	$10,676,513	$10,697,146

Selling, general and administrative expenses

Selling, general and administrative expenses include all selling, marketing, and other expenses not classified as cost of revenues. The following table discloses selling, general and administrative expenses as reported in the statement of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Compensation, employee benefits and related taxes	$754,131	$741,978	$2,377,818	$3,102,939
Advertising and other marketing	38,146	10,297	50,181	26,719
Depreciation	20,301	20,728	54,861	83,386
Rent, utilities, telephone and communications	40,500	37,278	122,303	188,631
Professional fees	95,346	201,929	370,132	554,789
Other general and administrative	219,389	176,960	602,826	567,747
	$1,167,813	$1,189,170	$3,578,121	$4,524,211

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
September 30, 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2018, the Company had $5,313,530 of cash in United States bank deposits, of which $501,119 was federally insured and $4,812,411 was not federally insured.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s customers representing 10% or more of the accounts receivable balances as of the periods listed below.

	September 30, 2018	December 31, 2017

Client #1	42%	52%
Client #2	13%	10%
Client #3	11%	-

The following table lists the percentage of the Company’s revenue earned from the Company’s customers representing 10% or more of the revenue earned in each of the periods listed below.

	For the Nine Months Ended September 30,
	2018	2017

Client #1	36%	33%
Client #2	17%	22%
Client #3	12%	-
Client #4	-	-

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

Registration rights agreements

At September 30, 2018, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements. Accordingly, no liability in respect thereof was recorded as of September 30, 2018. See Note 5 - Stockholders Equity – Registration and Participation Rights.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

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

Liquidity

During the nine months ended September 30, 2018, the Company’s net income was $2,169,046 and cash provided by operations was $376,846. As of September 30, 2018, the Company had $5,187,447 of cash, working capital of $3,210,007 and the Company’s shareholders’ equity was $2,558,388.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Professional services	$2,203,773	$3,088,140	$8,576,241	$8,072,811
ASP and hosting revenue	2,088,867	1,926,310	6,121,462	5,684,742
Sales of software licenses	90,000	143,728	90,000	143,728
Maintenance revenue	423,666	406,639	1,249,655	1,204,337
Reseller fee revenue	500,000	500,000	500,000	500,000
Sale of equipment	-	-	23,797	-
Other revenue	5,329	13,000	22,077	45,400

Total	$5,311,635	$6,077,817	$16,583,232	$15,651,018

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
September 30, 2018

NOTE 2 – REVENUE AND DEFERRED REVENUE (Continued)

The following table discloses changes in unearned revenue as of September 30, 2018 and 2017.

As of September 30, 2018

Short Term
Balance at December 31	$2,765,401
Deferral of revenue	1,488,912
Reclassification of unearned revenue from long term to short term	125,000
Recognition of unearned revenue	(1,986,109)

Balance at September 30	$2,393,204

Long Term
Balance at December 31	$1,000,000
Deferral of revenue	-
Reclassification of unearned revenue from long term to short term	(125,000)
Recognition of unearned revenue	-

Balance at September 30	$875,000

Deferral of revenue in the nine months ended September 30, 2018 and 2017 was $1,488,912 and $1,871,906, respectively. This deferred revenue represents annual maintenance fees, which were invoiced at the beginning of customers’ annual maintenance contracts, and collected professional services fees, which pertain to performance obligations not realized as of September 30, 2018 and 2017.

Revenue recognized in the nine months ended September 30, 2018 and 2017, which was included in the unearned revenue liability balance at the beginning of each year, was $1,986,109 and $1,587,965, respectively. This revenue represents maintenance, professional services and Reseller Agreement performance obligations performed during the nine months ended September 30, 2018 and 2017.

Long term unearned revenue pertains to the portion of the Reseller Fee associated with Refund Events that will occur more than 12 months from September 30, 2018 and 2017, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	September 30, 2018	December 31, 2017
Computer equipment and software	3	$4,895,519	$4,590,221
Office equipment	4.6	145,229	145,228
Leasehold improvements	5.4	81,933	81,933
		5,122,681	4,817,382

Less accumulated depreciation		(4,724,678)	(4,547,388)

		$398,003	$269,994

See Note 6 – Capital Lease Obligations.

The following table discloses depreciation expense as reported in the statement of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Depreciation included in cost of revenues	$51,805	$53,394	$137,508	$202,884
Depreciation included in selling, general and administrative	20,301	20,728	54,861	83,386
Total depreciation	$72,106	$74,122	$192,369	$286,270

NOTE 4 – NOTES PAYABLE

Notes payable at December 31, 2017, consist of two notes payable for insurance premium financing on one of the Company’s insurance policies. The first note commenced on May 3, 2017, had an annual interest rate of 7.99% and consisted of 11 monthly payments of principal and interest of $4,358 per month commencing on June 3, 2017 and ending on April 3, 2018. The balance for this note was $17,147 as of December 31, 2018. For the year ended December 31, 2018, the interest expense incurred on this note was $1,575. The second note commenced on September 28, 2017, has an annual interest rate of 8.99% and consists of 10 monthly payments of principal and interest of $4,920 per month commencing on September 28, 2017 and ending on July 28, 2018. The balance for this note was $28,646 as of December 31, 2018. For the year ended December 31, 2018, the interest expense incurred on this note was $1,442.

Notes payable at September 30, 2018, consist of two notes payable for insurance premium financing on one of the Company’s insurance policies. The first note commenced on May 3, 2018, has an annual interest rate of 9.98% and consists of 11 monthly payments of principal and interest of $3,204 per month commencing on June 3, 2018 and ending on April 3, 2019. The balance for this note was $21,697 as of September 30, 2018. For the nine months ended September 30, 2018, the interest expense incurred on this note was $969. The second note commenced on July 30, 2018, has an annual interest rate of 8.76% and consists of 9 monthly payments of principal and interest of $5,434.53 per month commencing on September 28, 2017 and ending on May 28, 2018. The balance for this note was $46,835 as of September 30, 2018. For the nine months ended September 30, 2018, the interest expense on this note was $410.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2018 and December 31, 2017, the Company was authorized to issue 750,000,000 and 500,000,000 shares of common stock, respectively, with a par value of $0.001 per share (“Common Stock”). As of September 30, 2018 and December 31, 2017, the Company had 41,543,655 shares of its Common Stock issued and outstanding.

The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	September 30, 2018	December 31, 2017

Exercise of options issued and outstanding to purchase common stock	700,000	825,000
Issuance of common shares available under the 2010 Equity Compensation Plan	28,296,980	28,171,980
Exercise of warrants issued and outstanding to purchase common stock	-	120,000
Conversion of Series A convertible preferred stock issued and outstanding into common stock	25,535,000	25,535,000
Exercise of warrants to purchase Series A convertible preferred stock issued and outstanding and converted into common stock	500,000	500,000
Conversion of Series B convertible preferred stock issued and outstanding into common stock	106,144,240	106,144,240
Exercise of warrants to purchase Series B convertible preferred stock issued and outstanding and converted into common stock	57,000,000	65,000,000
Conversion of Series C convertible preferred stock issued and outstanding into common stock	25,083,500	25,083,500

Total common stock reserved for issuance	243,259,720	251,379,720

The above table includes Common Stock reserved for unvested stock options, which are not exercisable, and Common Stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Preferred Stock

As of September 30, 2018 and December 31, 2017, the Board has designated 3,437,500 shares of Series A Convertible Preferred Stock par value $0.001 per share (“Series A Preferred Stock”). As of September 30, 2018 and December 31, 2017, the Company had 1,276,750 shares of its Series A Preferred Stock issued and outstanding. As of September 30, 2018 and December 31, 2017, the Company has reserved 25,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

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
September 30, 2018

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

Series B Preferred Stock

As of September 30, 2018 and December 31, 2017, the Board has designated 11,000,000 shares of Series B Convertible Preferred Stock par value $0.001 per share (“Series B Preferred Stock”). As of September 30, 2018 and December 31, 2017, the Company had 5,307,212 of its Series B Preferred Stock issued and outstanding. As of September 30, 2018 and December 31, 2017, the Company has reserved 2,850,000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.

As of September 30, 2018 and December 31, 2017, upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price, or $15,921,636 in aggregate, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred Stock times $3.00. Series B Preferred Stock is senior to Series A Preferred Stock, and junior to the Series C Preferred Stock, as it pertains to liquidation preferances.

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
September 30, 2018

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Series C Preferred Stock

As of September 30, 2018 and December 31, 2017, the Board has designated 4,000,000 shares of Series C Convertible Preferred Stock par value $0.001 per share (“Series C Preferred Stock”). As of September 30, 2018 and December 31, 2017, the Company had 1,254,175 of its Series C Preferred Stock issued and outstanding.

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

Stock Options

During the nine months ended September 30, 2018, options for 125,000 shares of Common Stock, which were previously granted to a former executive of the Company, expired in accordance with the terms of such stock options.

As of September 30, 2018, there were 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 28,296,980 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options and warrants in the amount of $4,849 and $130,031 for the nine months ended September 30, 2018 and 2017, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

The value of equity compensation not yet expensed pertaining to unvested equity compensation for options to purchase common stock was $7,500 as of September 30, 2018, which will be recognized over a weighted average 1.5 years in the future.

A summary of the Company's outstanding stock options to purchase Common Stock is as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2017	825,000	$0.10	$0.10	3.0	$-

For the period ended September 30, 2018
Granted	-	-	-
Exercised	-	-	-
Expired	(125,000)	0.10	0.04

Outstanding at September 30, 2018	700,000	$0.10	$0.00	-	$-

Outstanding and exercisable at September 30, 2018	450,000	$0.10	$0.00	-	$-

(1) The aggregate intrinsic value is based on the $0.085 closing price as of September 28, 2018, for the Company’s Common Stock.

Common Stock Warrants

During the nine months ended September 30, 2018, warrants to purchase 120,000 shares of Common stock expired in accordance with the terms of such stock warrants.

A summary of the status of the Company's outstanding common stock warrants is as follows:

Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2017	120,000	$0.15

For the period ended September 30, 2018
Issued	-	-
Exercised	-	-
Expired	(120,000)	0.15
Outstanding and exercisable at September 30, 2018	-	$-

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Series A Preferred Stock Warrants

Outstanding warrants to purchase the Company’s Series A Preferred Stock at September 30, 2018, have a remaining contractual life of 3.9 years.

A summary of the status of the Company's outstanding Series A Preferred Stock warrants is as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2017	25,000	$4.00

For the period ended September 30, 2018
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at September 30, 2018	25,000	$4.00

Series B Preferred Stock Warrants

During the nine months ended September 30, 2018, warrants to purchase 400,000 shares of Series B Preferred Stock expired in accordance with the terms of such warrants.

Outstanding preferred stock warrants to purchase the Company’s Series B Preferred Stock at September 30, 2018, have a remaining contractual life of 0.6 years. A summary of the status of the Company's outstanding Series B Preferred Stock warrants is as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2017	3,250,000	$3.00

For the period ended September 30, 2018
Granted	-	-
Exercised	-	-
Expired	(400,000)	3.00
Outstanding and exercisable at September 30, 2018	2,850,000	$3.00

Registration and Participation Rights

As of September 30, 2018, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

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

Property and equipment includes the following amounts for leases that have been capitalized:

	Useful Life (Years)	September 30, 2018	December 31, 2017

Computer equipment and software	3	$1,900,711	$1,671,742
Less accumulated depreciation		(1,550,067)	(1,454,084)
		$350,644	$217,658

Future minimum payments required under capital leases at September 30, 2018, are as follows:

Three months ending December 31, 2018	$50,954
2019	134,707
2020	89,124
2021	35,626
2022	27,516
2023	13,757

Total future payments	351,684
Less amount representing interest	42,267

Total future payments less interest	309,417
Less current portion	134,795

Long-term portion	$174,622

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. An employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007 the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation. The contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $53,531 and $51,912 for the nine months ended September 30, 2018 and 2017, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

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

Future minimum payments required under operating leases and service agreements at September 30, 2018, are as follows:

Three months ending December 31, 2018	$167,869
2019	668,391
2020	429,049
2021	30,010
thereafter	-

Total	$1,295,319

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $90,846 and $87,279 for the three months ended September 30, 2018 and 2017, respectively. Rent expense was $270,803 and $317,588 for the nine months ended September 30, 2018 and 2017, respectively.

Mr. Robert Oakes resigned as an executive employee effective June 30, 2017. Pursuant to Mr. Oakes’ employment agreement, Mr. Oakes will be entitled to receive; (i) continuation of his $300,000 per year base salary for a period of 12 months in accordance with the Company's normal payroll practices, less any applicable income tax withholding required under federal or state law, and subject to Section 409A of the Internal Revenue Code of 1986, as amended, and applicable guidance issued there under, and (ii) continuation for a period of 18 months after the date of termination of the benefits under benefit plans extended from time to time by the Company to its senior executives. As of September 30, 2018, the Company recorded a severance accrual connection with Mr. Oakes termination in the amount of $3,816. Pursuant to Mr. Oakes’ employment agreement, he is subject to non-competition and non-solicitation covenants during the term of his employment agreement and for a period of one year following his termination.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

NOTE 9 - INCOME TAXES

The Company has net operating loss carry forwards for federal income tax purposes of approximately $47,300,000 at September 30, 2018, the unused portion of which expires in years 2026 through 2038. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 (“IRC 382”) places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50 percent change in ownership). The issuance of the Company’s Series A Preferred Stock on January 15, 2009 resulted in a change of control as defined under IRC 382.

Components of income taxes were as follows:

	For the Nine Months Ended September 30,
	2018	2017

Federal	$-	$-
State	138,000	14,500
	$138,000	$14,500

The differences between the Company’s effective tax rate and the statutory federal rate were as follows:

	For the Nine Months Ended September 30,
	2018	2017

U.S. statutory rate	21.0%	28.0%
State income taxes	8.0%	3.0%
Amortization/impairment of acquisition related assets	(0.1)%	(0.7)%
Stock based compensation	0.1%	9.6%
Other permanent differences	0.1%	5.9%
Valuation allowance	(23.1)%	(42.4)%
	6.0%	3.4%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

NOTE 9 - INCOME TAXES (Continued)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the periods ended September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017

Deferred tax assets:
Net operating loss carryforward	$11,502,094	$14,201,084
Depreciation	(319)	67,099
Compensation expense	57,947	123,093
Accrued expense	-	41,681
Deferred revenue	449,500	449,500
All miscellaneous other	-	3,386
Total deferred tax asset	12,009,222	14,885,843

Deferred tax liabilities	-	-
Net deferred tax asset	12,009,222	14,885,843
Less: valuation allowance	(12,009,222)	(14,885,843)
	$-	$-

The Company has fully reserved the deferred tax asset in excess of the deferred tax liabilities due to the limitation on taxable income that can be offset by net operating loss carry forwards in future periods under IRC section 382 as a result of changes in control and substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance as of September 30, 2018 was decreased by $2,876,621 as compared to December 31, 2017.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 24, 2018, David M. Anderson resigned as the Chief Executive Officer and as a member of the Board of the Company. The resignation was not the result of any disagreement between the Company and Mr. Anderson on any matter relating to the Company’s operations, policies or practices. On November 2, 2018, the Company and Mr. Anderson entered into a Separation Agreement and Mutual Release (the “Separation Agreement”). The Company and Mr. Anderson were also parties to an employment agreement, dated October 9, 2017 (the “Employment Agreement”).

The Separation Agreement provides for the payment of certain severance and other benefits (“Severance”) to Mr. Anderson, including the following: (a) salary continuation for three months from the November 2, 2018, Termination Date in accordance with the Company’s normal monthly payroll practices, (b) the monthly reimbursement for payments Mr. Anderson makes for coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for the period beginning on December 1, 2018 through ending February 28, 2019 and (c) the waiver of Mr. Anderson’s obligation to repay to the Company the relocation benefits paid to Mr. Anderson as set forth in the Employment Agreement. The Company will record approximately $103,000 of expense for Severance in the Company’s December 31, 2018, financial statements.

Pursuant to the Separation Agreement, the Company waives its right to enforce the non-competition provisions contained in the Employment Agreement, and Mr. Anderson agrees to comply with the non-solicit and non-disparagement obligations contained in the Employment Agreement. In addition, the Separation Agreement includes mutual releases by Mr. Anderson and the Company related to Mr. Anderson’s employment with the Company or the termination of such employment.

On October 29, 2018, the Board appointed Anthony R. Verdi effective immediately as the Company’s President and Chief Executive Officer. Mr. Verdi remains the Company’s Chief Financial Officer, which roll he has held since November 2005, and a member of the Board, where he has served since June 2008. On October 30, 2018, the Board approved an increase to Mr. Verdi’s base annual salary from $325,000 to $380,000, effective as of October 30, 2018, in connection with his promotion to President and Chief Executive Officer of the Company.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

Revenues

For the three months ended September 30, 2018 (“Third Quarter 2018”) and for the three months ended September 30, 2017, (“Third Quarter 2017”) our revenues include the following:

	For the Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Professional services	$2,203,773	$3,088,140	$(884,367)	-28.6%
ASP and hosting revenue	2,088,867	1,926,310	162,557	8.4%
Sales of software licenses	90,000	143,728	(53,728)	-37.4%
Maintenance revenue	423,666	406,639	17,027	4.2%
Reseller fee revenue	500,000	500,000	-	0.0%
Other revenue	5,329	13,000	(7,671)	-59.0%

Total	$5,311,635	$6,077,817	$(766,182)	-12.6%

•	In Third Quarter 2018 our professional services revenue decreased primarily as a result of lower implementation services provided to the Company’s largest client as measured by earned revenue. Implementation services included assisting customers in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing customers supporting their ongoing utilization of InsPro Enterprise.

•	In Third Quarter 2018 our ASP and hosting revenue increased as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing customers. ASP and hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP and hosting customers’ access InsPro Enterprise installed on customers’ servers or on the Company’s servers located at a third party’s site.

•	In Third Quarter 2018 we earned $90,000 of license fee revenue as a result of our sale of third party software to the Company’ second largest client as measured by earned revenue in 2018. The third party software is associated with their use of InsPro Enterprise. In Third Quarter 2017 we earned $143,728 of license fee revenue also from the Company’ second largest client. The license agreement with this client included a provision for an additional license fee as a result of the client’s policy counts exceeding a contractual threshold.

•	In Third Quarter 2018 and Third Quarter 2017 we earned $500,000 of reseller fee revenue. Effective August 18, 2015, the Company entered into a 5 year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated third party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company material breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation, seeks protection under bankruptcy, or materially breaches the Reseller Agreement during the term of the Reseller Agreement (each a “Refund Event”). A Refund Event did not occur as of September 30, 2018 and 2017, and as a result the Company recognized $500,000 of Reseller Fee as revenue in Third Quarter 2018 and Third Quarter of 2017. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019.

•	In Third Quarter 2018 other revenue decreased primarily due to lower renewal commissions received in connection with the Company’s former telesales call center and external agent produced agency business. In 2009 the Company ceased selling health and related products to individuals and families through its former non-employee agents.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Compensation, employee benefits and related taxes	$1,551,902	$1,593,138	$(41,236)	-2.6%
Professional fees	1,743,669	1,566,611	177,058	11.3%
Depreciation	51,805	53,394	(1,589)	-3.0%
Rent, utilities, telephone and communications	97,297	86,250	11,047	12.8%
Other cost of revenues	143,692	71,606	72,086	100.7%

	$3,588,365	$3,370,999	$217,366	6.4%

•	In Third Quarter 2018 our professional fees component of cost of revenues increased as compared to Third Quarter 2017 primarily as a result of management consulting expense incurred in Third Quarter 2018 and increased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and the Company’s largest client’s implementation of InsPro EnterpriseTM.

•	In Third Quarter 2018 our rent, utilities, telephone and communications component of cost of revenues increased as compared to Third Quarter 2017 primarily due to a higher allocation of occupancy cost to cost of revenue and a lower allocation of cost to selling, general and administrative expense as a result of changes in employee staffing.

•	In Third Quarter 2018 our other cost component of cost of revenues increased as compared to Third Quarter 2017 primarily due to the cost of 3rd party software resold in Third Quarter 2018. Other cost of revenues consisted of the cost of 3rd party licensed software resold to customers, equipment sold to customers, computer processing incurred primarily to provide ASP and hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $1,723,270 in Third Quarter 2018, as compared to a gross profit of $2,706,818 in Third Quarter 2017. The results from operations in Third Quarter 2018 were unfavorably impacted by lower revenues especially lower professional services revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consisted of the following:

	For the Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Compensation, employee benefits and related taxes	$754,131	$741,978	$12,153	1.6%
Advertising and other marketing	38,146	10,297	27,849	270.5%
Depreciation	20,301	20,728	(427)	-2.1%
Rent, utilities, telephone and communications	40,500	37,278	3,222	8.6%
Professional fees	95,346	201,929	(106,583)	-52.8%
Other general and administrative	219,389	176,960	42,429	24.0%

	$1,167,813	$1,189,170	$(21,357)	-1.8%

•	In Third Quarter 2018 our advertising and marketing expense increased primarily as a result of costs associated with Company’s new logo and web site.

•	In Third Quarter 2018 our professional fees decreased as compared to Third Quarter 2017 primarily due to lower employee recruiting expenses.

•	In Third Quarter 2018 our other general and administrative expenses increased as compared to Third Quarter 2017 primarily due to higher 3rd party software maintenance fees and higher travel expense.

Operating income (loss) from operations before income taxes

As a result of the aforementioned factors, we reported income from operations before income taxes of $555,457 in Third Quarter 2018, as compared to $1,517,648 in Third Quarter 2017.

Other income (expenses)

Interest expense is attributable to interest on the capital leases and note payable for premium financing on a portion of the Company’s insurance coverages.

Income (loss) before income taxes

As a result of the aforementioned factors, we reported income before income taxes of $546,814, in Third Quarter 2018, as compared to loss before income taxes of $1,510,462 in Third Quarter 2017.

Income tax expense

In Third Quarter 2018 our tax provision for income taxes was $67,000, which consisted of Pennsylvania corporate income tax, as compared to $14,500 in Third Quarter 2017, which consisted of federal income tax.

The effective tax rate for Third Quarter 2018 differed from the U.S. federal statutory rate primarily due to net operating losses carried forward from prior years (“NOLs”), which offset current federal income tax expense. In computing the Company’s state corporate income tax in Third Quarter 2018 the Company’s state NOL’s are limited to 35% of the Company’s state income tax.

The effective tax rate for Third Quarter 2017 differed from the U.S. federal statutory rate primarily due to NOLs. In computing the Company’s alternative minimum taxable income (“AMTI”) in Third Quarter 2017 the deduction of the Company’s NOLs were limited to 90% of the Company’s NOLs without regard to alternative minimum tax. In computing the Company’s state corporate income tax in Third Quarter 2017 the Company’s state NOL’s offset the Company’s state income tax.

Net Income

As a result of these factors discussed above, we reported net income of $479,814, or $0.01 per share basic and $0.00 per share on a fully diluted basis, in Third Quarter 2018, as compared to $1,495,962, or $0.04 per share basic and $0.01 per share on a fully diluted basis in Third Quarter 2017.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017

Revenues

For the nine months ended September 30, 2018 (“2018 To Date”) and for the nine months ended September 30, 2017, (“2017 To Date”) our revenues include the following:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Professional services	$8,576,241	$8,072,811	$503,430	6.2%
ASP and hosting revenue	6,121,462	5,684,742	436,720	7.7%
Sales of software licenses	90,000	143,728	(53,728)	-37.4%
Maintenance revenue	1,249,655	1,204,337	45,318	3.8%
Reseller fee revenue	500,000	500,000	-	0.0%
Sale of equipment	23,797	-	23,797	100.0%
Other revenue	22,077	45,400	(23,323)	-51.4%

Total	$16,583,232	$15,651,018	$932,214	6.0%

•	In 2018 To Date our professional services revenue increased primarily as a result of higher implementation services provided to the Company’s largest client as measured by earned revenue. Implementation services included assisting customers in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing customers supporting their ongoing utilization of InsPro Enterprise.

•	In 2018 To Date our ASP and hosting revenue increased as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing customers. ASP and hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP and hosting customers’ access InsPro Enterprise installed on customers’ servers or on the Company’s servers located at a third party’s site.

•	In 2018 To Date we earned $90,000 of license fee revenue from an existing client for the resale of third party software to the Company’ second largest client as measured by earned revenue in 2018, which is associated with their use of InsPro Enterprise. In 2017 To Date we earned $143,728 of license fee revenue also from the Company’ second largest client. The license agreement with this client included a provision for an additional license fee as a result of the client’s policy counts exceeding a contractual threshold.

•	In Third Quarter 2018 and Third Quarter 2017 we earned $500,000 of reseller fee revenue. Effective August 18, 2015, the Company entered into a 5 year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated third party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective clients for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company material breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation, seeks protection under bankruptcy, or materially breaches the Reseller Agreement during the term of the Reseller Agreement (each a “Refund Event”). A Refund Event did not occur as of September 30, 2018 and 2017, and as a result the Company recognized $500,000 of Reseller Fee as revenue in Third Quarter 2018 and Third Quarter of 2017. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019.

•	In 2018 To Date we sold computer equipment to a client in connection with their use of InsPro Enterprise.

•	In 2018 To Date other revenue decreased primarily due to lower reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties pertaining to our former Radnor office, which ended in the first quarter of 2017. Other revenue also includes renewal commissions received in connection with the Company’s former telesales call center and external agent produced agency business. In 2009 the Company ceased selling health and related products to individuals and families through its former non-employee agents.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Compensation, employee benefits and related taxes	$4,844,716	$4,873,531	$(28,815)	-0.6%
Professional fees	5,091,801	5,101,022	(9,221)	-0.2%
Depreciation	137,508	202,884	(65,376)	-32.2%
Rent, utilities, telephone and communications	293,502	286,452	7,050	2.5%
Other cost of revenues	308,986	233,257	75,729	32.5%

	$10,676,513	$10,697,146	$(20,633)	-0.2%

•	In 2018 To Date our depreciation expense component of cost of revenues decreased as compared to 2017 To Date as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In 2018 To Date our other cost of revenues increased as compared to 2017 To Date due to the cost of 3rd party software resold in Third Quarter 2018. Other cost of revenues consisted of the cost of 3rd party licensed software resold to customers, equipment sold to customers, computer processing incurred primarily to provide ASP and hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $5,906,719 in 2018 To Date, as compared to a gross profit of $4,953,872 in 2017 To Date. The results from operations in 2018 To Date were favorably impacted by higher revenues especially professional services and ASP and hosting revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consisted of the following:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Compensation, employee benefits and related taxes	$2,377,818	$3,102,939	$(725,121)	-23.4%
Advertising and other marketing	50,181	26,719	23,462	87.8%
Depreciation	54,861	83,386	(28,525)	-34.2%
Rent, utilities, telephone and communications	122,303	188,631	(66,328)	-35.2%
Professional fees	370,132	554,789	(184,657)	-33.3%
Other general and administrative	602,826	567,747	35,079	6.2%

	$3,578,121	$4,524,211	$(946,090)	-20.9%

•	2018 To Date our salaries, employee benefits and related taxes component of cost of revenues decreased as compared to 2017 To Date primarily as a result of severance expense pertaining to the resignation of Robert Oakes in second quarter of 2017 and lower employee staffing costs.

•	In 2018 To Date our advertising and marketing expense increased primarily as a result of costs associated with Company’s new logo and web site.

•	In 2018 To Date our depreciation expense decreased as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In 2018 To Date our rent, utilities, telephone and communications expense decreased as compared to 2017 To Date primarily due to the elimination of our former Radnor office and to a lesser extent a higher allocation of occupancy cost to cost of revenue and a lower allocation of cost to selling, general and administrative expense as a result of employee staffing.

•	In 2018 To Date our professional fees decreased as compared to 2017 To Date primarily due to lower legal and employee recruiting expenses.

Operating income (loss) from operations before income taxes

As a result of the aforementioned factors, we reported income from operations before income taxes of $2,328,598 in 2018 To Date, as compared to $429,661 in 2017 To Date.

Other income (expenses)

Interest expense is attributable to interest on the capital leases and note payable for premium financing on a portion of the Company’s insurance coverages.

Income (loss) before income taxes

As a result of the aforementioned factors, we reported income before taxes of $2,307,046 in 2018 To Date, as compared to loss before income taxes of $418,299 in 2017 To Date.

Income tax expense

In 2018 To Date our tax provision for income taxes was $138,000, which consisted of Pennsylvania corporate income tax, as compared to $14,500 in 2017 To Date, which consisted of federal income tax.

The effective tax rate for 2018 To Date differed from the U.S. federal statutory rate primarily due to net operating losses carried forward from prior years (“NOLs”), which offset current federal income tax expense. In computing the Company’s state corporate income tax in 2018 To Date the Company’s state NOL’s are limited to 35% of the Company’s state income tax.

The effective tax rate for 2017 To Date differed from the U.S. federal statutory rate primarily due to NOLs. In computing the Company’s alternative minimum taxable income (“AMTI”) in 2017 To Date the deduction of the Company’s NOLs were limited to 90% of the Company’s NOLs without regard to alternative minimum tax. In computing the Company’s state corporate income tax in 2017 To Date the Company’s state NOL’s offset the Company’s state income tax.

Net Income

As a result of the factors discussed above, we reported net income of $2,169,046 or $0.05 per share basic and $0.01 per share on a fully diluted basis, in 2018 To Date, as compared to $403,799, or $0.01 per share basic and $0.00 on a fully diluted basis in 2017 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2018, we had a cash balance of $5,187,447 and working capital of $3,210,007.

Net cash provided by operations was $376,846 in 2018 To Date as compared to net cash used in operations of $1,903,852 in 2017 To Date. Impacting our cash flow from operations was our net income of $2,169,046 in 2018 To Date as compared to $403,799 in 2017 To Date and:

•	Increase in accounts receivable of $749,723 in 2018 To Date, which is primarily the result of increased billings to customers for professional services incurred in 2018 To Date.

•	Decrease in accounts payable of $254,985 in 2018 To Date, which is primarily the result of the payment of amounts owed to outside IT consulting firms incurred in 2017.

•	Decrease in accrued expenses of $450,596 in 2018 To Date, which is primarily the result of the payment in 2018 To Date of severance expense incurred in 2017.

•	Decrease in deferred revenue of $497,197 in 2018 To Date, which is primarily the result of professional services revenue and to a lesser extent annual maintenance fees, which were earned in 2018 To Date but collected in 2017.

In addition to cash used in operating activities, we incurred the following non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $192,369 and $286,270 in 2018 To Date and 2017 To Date, respectively.

•	Recorded stock-based compensation expense of $4,849 and $130,031 in 2018 To Date and 2017 To Date, respectively.

Net cash used in investing activities in 2018 To Date was $91,410 as compared to $24,406 in 2017 To Date. The increase is the result of the increased purchases of computer hardware and software.

Net cash used in financing activities in 2018 To Date was $195,905 as compared to net cash provided of $2,181,551 in 2017 To Date.

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

Liquidity and Other Considerations

During the nine months ended September 30, 2018, the Company’s net income was $2,169,046 and cash provided by operations was $376,846. As of September 30, 2018, the Company had $5,187,447 of cash, working capital of $3,210,007 and the Company’s shareholder equity was $2,558,388.

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

Date: November 14, 2018	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

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

Page 40