Form 10-K
period 2018-12-31
InsPro Technologies Corp
filed 2019-04-01
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 000-51701

INSPRO TECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0438502
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1510 Chester Pike
Suite 400 Baldwin Tower
Eddystone, Pennsylvania	19022
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

    Yes  ☐   No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates at June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,193,403. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 29, 2018.

As of March 29, 2019, there were 41,673,655 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

During 2018, we earned $21,634,355 in revenue of which 33% was earned from Trustmark Insurance Company, 17% earned from various subsidiaries of Cap Gemini S.A and 14% from Physicians Mutual Insurance Company.

InsPro Enterprise incorporates a modular design, which enables the customer to purchase only the functionality needed, thus minimizing the customer’s implementation cost and time necessary to implement InsPro Enterprise. InsPro Enterprise can be tailored to the requirements of a wide range of customers from the largest insurance companies and marketing organizations to small third party administrators, operating in environments ranging from a single server environment to mainframe installations. InsPro Enterprise currently supports a wide range of insurance distribution channels, including the Internet, traditional direct marketing, agent-generated, individual and group plans, worksite and association-booked business, and supports underwritten as well as guaranteed issue insurance products including long term care, Medicare supplement, critical illness, long and short term disability, whole and term life, comprehensive major, hospital indemnity and accidental death and dismemberment.

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

InsPro Technologies also provides professional services to its clients, which include system implementation, legacy system migration to InsPro Enterprise, InsPro Enterprise application management, web development, InsPro Enterprise help desk and hosting service support.

InsPro Technologies utilizes several outside IT consulting firms, who assist with InsPro Technologies’ implementation and post implementation services to our clients. Implementation services include assisting clients in setting up their insurance products in InsPro Enterprise, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing clients supporting their ongoing utilization of InsPro Enterprise.

Competition

The market for insurance policy administration systems and services is very competitive, rapidly evolving, highly fragmented and subject to technological change. Many of our competitors are more established than we are and have greater name recognition, a larger customer base and greater financial, technical and marketing resources than InsPro Technologies.

InsPro Technologies is focused on the group voluntary (workplace) life and health products, senior health, disability, affinity, long term care and association segments of the insurance industry. InsPro Technologies competes with companies such as Accenture (Accenture Life Insurance & Annuity Platform), Synnex Corporation (Concentrix/GIAS and Genelco Software Solutions), Computer Sciences Corporation (FutureFirst), EXLService Holdings (LifePro), Majesco, and Fiserv Inc. (ID3), as well as with such smaller enterprises as Management Data, Inc., Flexible Architecture, and Simplified Technology, which is a privately held company that provides Fast Insurance Components. To compete we use best practice technologies and methods incorporated into InsPro EnterpriseTM, which provides customers with a user-friendly, flexible, modular and cost-effective insurance administrative software system. InsPro Enterprise’s modular design, scalability and ASP hosting service option makes InsPro Enterprise a compelling insurance administrative system for clients ranging from small third party administrators to the largest insurance carriers.

Employees

As of December 31, 2018 we had 66 full time and 2 part time employees for a total of 68 employees. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement. We believe that the relationship between our management and our employees is good.

Intellectual Property and Proprietary Rights

We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand.

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

Our principal executive offices and the officers are located at 1510 Chester Pike, Suite 400 Baldwin Tower, Eddystone, Pennsylvania 19022. Our telephone number is (484) 654-2200. The web site of our wholly-owned subsidiary InsPro Technologies, LLC is www.inspro.com.

Investor Information

All periodic and current reports, registration statements and other material that we are required to file with the Securities and Exchange Commission (the “Commission”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, may be obtained free of charge by writing to us at InsPro Technologies Corporation, 1510 Chester Pike, Suite 400 Baldwin Tower, Eddystone, Pennsylvania 19022 or e-mailing us at finance@inspro.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the Commission. Our Internet websites and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

We do not own any real estate.

We lease approximately 17,567 square feet of space in Eddystone, Pennsylvania. We lease this office space under a lease agreement with BPG Officer VI Baldwin Tower L.P. The term of this lease, as amended, commenced on August 1, 2007, and will expire on January 31, 2022. The monthly rent was $24,887 per month commencing with InsPro Technologies’ occupancy of the new office space, which occurred in June 2012 through January 31, 2013. InsPro Technologies’ monthly rent increased to $25,619 per month February 1, 2013 through January 31, 2014, increased to $26,351 per month February 1, 2014 through January 31, 2015, increased to $27,082 per month February 1, 2015 through March 31, 2015, increased to $37,082 through January 31, 2016, increased to $37,814 per month February 1, 2016 through March 31, 2016, decreased to $27,814 per month from April 1, 2016 through January 31, 2017, increased to $28,546 per month from January 1, 2017 through January 31, 2018, and increased to $30,010 per month from January 1, 2018 through January 31, 2022.

Item 3.	legal proceedings.

From time to time we may be involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, in our opinion, are material to our business. We cannot assume that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of our attention.

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

2017:	High	Low
First quarter, ended March 31, 2017	$0.0724	$0.028
Second quarter, ended June 30, 2017	$0.065	$0.035
Third quarter, ended September 30, 2017	$0.04	$0.025
Fourth quarter, ended December 31, 2017	$0.070	$0.025

2018:
First quarter, ended March 31, 2018	$0.065	$0.030
Second quarter, ended June 30, 2018	$0.1698	$0.065
Third quarter, ended September 30, 2018	$0. 143	$0.0775
Fourth quarter, ended December 31, 2018	$0.09	$0.0311

2019:
First quarter, through March 29, 2019	$0.0648	$0.04

Holders of Record

Based on information furnished by our transfer agent, as of March 29, 2019, we had approximately 104 holders of record of our common stock.

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

Use of Estimates - Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2018 and 2017 include the allowance for doubtful accounts, valuation of stock-based compensation, the useful lives and valuation of property and equipment, and deferred revenue. Actual results may differ from these estimates under different assumptions or conditions.

The Company offers InsPro Enterprise on both a licensed and an ASP basis. An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by InsPro Technologies. Alternatively, ASP service enables a client to lease the InsPro Enterprise software, paying only for that capacity required to support their business. ASP and hosting clients access InsPro Enterprise installed on clients’ servers or on the Company’s servers located at a third party’s site.

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

The Company’s revenue is recognized under FASB ASC 606 Revenue from Contracts with Customers (“ASC 606”).

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

Sale of perpetual licenses entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by InsPro Technologies. The Company also sells perpetual licenses to third party software and sells third party equipment to a client in connection with the client’s use of InsPro Enterprise software on hardware owned by the client. We recognize the sale of software licenses and the sale of equipment revenue at the point in time when control has transferred to the client.

ASP and hosting enables a client to effectively lease the InsPro Enterprise software, paying only for that capacity required to support their business during the contracted time period. The hosting service can also enable a client to outsource its application management of its perpetually licensed InsPro Enterprise software to the Company. ASP and hosting customers access InsPro Enterprise installed on InsPro Technologies owned servers. Maintenance enables a client to periodic updates to their InsPro Enterprise software and access to customer support from the Company. We have determined the Company’s continuous service and support represent a series of performance obligations that are delivered over time on a stand-ready basis.

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

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues

For the year ended December 31, 2018 (“2018”) and 2017 (“2017”) our revenues include the following:

	For the Years Ended December 31,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Professional services	$11,018,426	$11,749,129	$(730,703)	-6.2%
ASP and hosting revenue	8,145,399	7,690,976	454,423	5.9%
Sales of software licenses	132,060	143,728	(11,668)	-8.1%
Maintenance revenue	1,785,708	1,611,088	174,620	10.8%
Reseller fee revenue	500,000	500,000	-	0.0%
Sale of equipment	23,797	-	23,797	100.0%
Other revenue	28,965	57,526	(28,561)	-49.6%

Total	$21,634,355	$21,752,447	$(118,092)	-0.5%

•	In 2018 our professional services revenue decreased primarily as a result of lower implementation services provided to the Company’s largest client partially offset by higher post implementation services provided to the Company’s third largest client as measured by earned revenue. The Company has largely completed implementation services to our largest client in 2018. Implementation services included assisting customers in setting up their insurance products in InsPro Enterprise, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post implementation services include these same services to existing customers supporting their ongoing utilization of InsPro Enterprise.

•	In 2018 our ASP and hosting revenue increased as a result of increased fees from ongoing and recent implementations of InsPro Enterprise from several existing customers. ASP and hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP and hosting customers’ access InsPro Enterprise installed on customers’ servers or on the Company’s servers located at a third party’s site.

•	In 2018 our sales of software licenses decreased as a result of lower license fee revenue from the Company’s second largest client as measured by earned revenue. The license agreement with this client includes a provision for an additional license fee as a result of the client’s policy counts exceeding a contractual threshold during 2018 and 2017.

•	In 2018 our maintenance revenue increased primarily due to increased fees from the Company’s second largest client as measured by earned revenue. This client implemented a second instance of InsPro Enterprise during 2018, which resulted in increased maintenance fees.

•	In 2018 and 2017 we earned $500,000 of revenue in respect of the Reseller Fee pursuant to the Reseller Agreement. Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event of a Refund Event. A Refund Event did not occur as of September 30, 2018 and 2017, and as a result the Company recognized $500,000 of Reseller Fee as revenue in Third Quarter 2018 and Third Quarter of 2017. The Company shall refund the following amounts to the Reseller if a Refund Event occurs between the following dates; $1,500,000 between September 1, 2017 and August 31, 2018, and $1,000,000 between September 1, 2018 and August 31, 2019.

•	In 2018 we sold computer equipment to a client in connection with their use of InsPro EnterpriseTM.

•	In 2018 other revenue decreased primarily due to lower reimbursements of office and administrative expenses pertaining to various agreements with related and unrelated parties pertaining to our former Radnor office. Other revenue also includes renewal insurance commissions received in connection with the Company’s former telesales call center and external agent produced agency business. The Company ceased selling insurance products in 2009.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Years Ended December 31,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Compensation, employee benefits and related taxes	$6,614,016	$6,194,794	$419,222	6.8%
Professional fees	6,492,893	6,713,060	(220,167)	-3.3%
Depreciation	186,380	248,292	(61,912)	-24.9%
Rent, utilities, telephone and communications	397,587	378,301	19,286	5.1%
Other cost of revenues	376,410	308,376	68,034	22.1%

	$14,067,286	$13,842,823	$224,463	1.6%

•	In 2018 our salaries, employee benefits and related taxes component of cost of revenues increased as compared to 2017 primarily as a result of increased employee staffing and to a lesser extent salary increases.

•	In 2018 our professional fees component of cost of revenues decreased as compared to 2017 primarily as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality.

•	In 2018 our depreciation expense component of cost of revenues decreased as compared to 2017 as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In 2018 our rent, utilities, telephone and communications expense component of cost of revenues increased as compared to 2017 primarily due to a higher allocation of occupancy cost to cost of revenue and a lower allocation of cost to selling, general and administrative expense as a result of changes in employee staffing.

•	In 2018 our other cost of revenues increased as compared to 2017 due to the cost of 3rd party software and hardware sold in 2018. Other cost of revenues consisted of the cost of 3rd party licensed software resold to customers, equipment sold to customers, computer processing incurred primarily to provide ASP and hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $7,567,069 in 2018, as compared to $7,909,624 in 2017.

Selling, General and Administrative Expenses

Our selling, general and administrative expense consisted of the following:

	For the Years Ended December 31,		Increase (Decrease)
	2018	2017	Dollars	Percentage

Compensation, employee benefits and related taxes	$3,223,286	$3,986,164	$(762,878)	-19.1%
Advertising and other marketing	70,961	35,127	35,834	102.0%
Depreciation	71,797	100,622	(28,825)	-28.6%
Rent, utilities, telephone and communications	161,307	227,103	(65,796)	-29.0%
Professional fees	457,054	838,624	(381,570)	-45.5%
Other general and administrative	942,487	911,304	31,183	3.4%

	$4,926,892	$6,098,944	$(1,172,052)	-19.2%

•	In 2018 our salaries, employee benefits and related taxes decreased as compared to 2017 primarily as a result of lower severance expense, lower bonus compensation, lower equity compensation and lower staffing.

•	In 2018 our advertising and marketing expense increased primarily as a result of costs associated with our new logo and web site.

•	In 2018 our depreciation expense decreased as compared to 2017 as a result of certain assets having been fully depreciated in accordance with the original depreciation schedule for such assets.

•	In 2018 our rent, utilities, telephone and communications expense decreased as compared to 2017 primarily due to the elimination of our former Radnor office in 2017 and a higher allocation of occupancy cost to cost of revenue and a lower allocation of cost to selling, general and administrative expense as a result of changes in employee staffing.

•	In 2018 our professional fees decreased as compared to 2017 primarily due to the hiring of certain consultants as employees in 2018 and lower employee recruiting expenses.

Income from operations

As a result of the aforementioned factors, we reported income from continuing operations before income taxes of $2,640,177 in 2018, as compared to $1,810,680 in 2017.

Other income (expenses)

Interest expense increased in 2018 primarily due to higher capital lease obligations. Interest expense is attributable to interest on capital leases and notes payable for premium financing on certain of the Company’s insurance coverages.

Income before income taxes

As a result of the aforementioned factors, we reported income before income taxes of $2,609,455 in 2018, as compared to $1,792,420 in 2017.

Income tax expense

In 2018 our provision for income taxes was $131,000, which consisted of a $13,000 federal income tax benefit and $144,000 of Pennsylvania corporate income tax, as compared to our provision for income taxes of $170,000 in 2017, which consisted of $28,000 of federal income tax and $142,000 of Pennsylvania corporate income.

The effective tax rate for 2018 differed from the U.S. federal statutory rate primarily due to net operating losses carried forward from prior years (“NOLs”), which offset 100% of current federal income tax expense. In computing the Company’s state corporate income tax in 2018 the Company’s state NOL’s are limited to 35% of the Company’s state income tax.

The effective tax rate for 2017 differed from the U.S. federal statutory rate primarily due to NOLs. In computing the Company’s alternative minimum taxable income (“AMTI”) in 2017 the deduction of the Company’s NOLs were limited to 90% of the Company’s NOLs without regard to alternative minimum tax. In computing the Company’s Pennsylvania taxable income in 2017 the deduction of the Company’s Pennsylvania NOLs are limited to 30% of the Company’s taxable income.

Net income (loss)

As a result of these factors discussed above, we reported net income of $2,478,455, or $0.06 and $0.01 per share on a basic and a fully diluted basis, respectively, in 2018 as compared to a net income of $1,622,420, or $0.04 and $0.01 per share on a basic and a fully diluted basis, respectively, in 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had a cash balance of $5,100,660 and working capital of $3,299,839.

Net cash provided by operations was $705,602 in 2018 as compared to net cash used in operations of $240,880 in 2017. Impacting our cash flow from operations was our net income of $2,478,455 in 2018 as compared to $1,622,420 in 2017 and:

•	Increases in accounts receivable of $1,603,208 in 2018, which is primarily the result of slower payments in 2018 as compared to 2017 from the Company’s largest client and increased billings for professional services to the Company’s second largest client in the fourth quarter of 2018 as compared to 2017.

•	Decreases in prepaid assets of $135,709 in 2018, which is primarily the result of expensing certain prepaid expenses in connection with professional services, which were performed in 2017 and recognized in 2018.

•	Decreases in accounts payable of $270,946 in 2018, which is primarily the result of the payment of amounts owed to outside IT consulting firms incurred prior to 2018.

•	Decreases in accrued expenses of $221,065 in 2018, which is primarily the result of the payment in 2018 of severance expense pertaining to the resignation of Mr. Oakes and the termination of another executive, both of which occurred in 2017.

In addition to cash used in operating activities, we incurred non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $258,177 and $348,914 in 2018 and 2017, respectively.

•	Recorded stock-based compensation expense of $6,099 and $144,948 in 2018 and 2017, respectively.

Net cash used by investing activities in 2018 was $353,982 as compared to $20,065 in 2017. The increase was primarily the result of the purchase of 3rd party software.

Net cash used in financing activities in 2018 was $268,499 as compared to cash provided by financing activities in 2017 of $2,116,867.

•	On April 20, 2017, the Company completed a private placement (the “Private Placement”) with The Co-Investment Fund II, L.P. (“Co-Investment”), which holds more than 5% of our common stock. Donald Caldwell, who is chairman of the board of directors and former CEO of the Company, is the CEO for Cross Atlantic Capital Partners, Inc., which is the managing partner of Co-Investment. The Company issued and Co-Investment purchased 1,000,000 shares of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $2,000,000 pursuant to the terms of a securities purchase agreement (the “Purchase Agreement”). The Company intends to use the net proceeds of the Private Placement for working capital purposes.

•	On May 11, 2017, the Company completed a private placement (the “Second Private Placement”) with Azeez Enterprises, L.P., which hold more than 5% of our Series C Preferred Stock. Michael Azeez is a member of the board of directors of the Company and is the managing partner of Azeez Enterprises, L.P. The Company issued and Azeez Enterprises, L.P. purchased 75,000 shares of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $150,000 pursuant to the terms of a securities purchase agreement on substantially the same terms as those contained in the Purchase Agreement (the “Second Purchase Agreement”). Also as part of the Second Private Placement and Second Purchase Agreement the Company issued and John Scarpa, who holds more than 5% of our Series B Preferred Stock, purchased 75,000 shares of our Series C Convertible Preferred Stock at a per share price of $2.00 for an aggregate total investment of $150,000 pursuant to the terms of the Second Purchase Agreement.

•	The Company incurred $12,154 of legal expenses in 2017 in connection with the Private Placement and the Second Private Placement (collectively, the “2017 Private Placements”).

•	On July 17, 2017 the Company filed a registration statement for a rights offering (the “Rights Offering”) on form S-1/A, which the Commission declared effective on July 20, 2017, to distribute to stockholders excluding residents of California at no charge, one non-transferable subscription right for each 9,651 shares of our Common Stock, 483 shares of our Series A Preferred Stock, 483 shares of our Series B Preferred Stock and 483 shares of our Series C Preferred Stock owned as of July 17, 2017, the record date, either as a holder of record or, in the case of shares held of record by brokers, dealers, custodian banks, or other nominees on shareholders’ behalf, as a beneficial owner of such shares. The Rights Offering was designed to give all of the holders of the Company’s capital stock the opportunity to participate in an equity investment in the Company on the same economic terms as the 2017 Private Placements. The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $50. A subscription right consisted of 25 shares of Series C Preferred Stock. In the event that a holder of a Subscription Unit purchases all of the basic Subscription Units available to the holder pursuant to their basic subscription right, the holder will have the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights. The Rights Offering expired on August 29, 2017. Effective with the expiration of the Rights Offering and the subscription rights, which occurred on August 29, 2017, holders of subscription rights exercised in aggregate 167 basic subscription rights and 4,000 over subscription rights for a total of 4,167 Subscription Units. As a result of the exercise of 4,167 Subscription Units the Company received $208,350 in gross proceeds and issued, effective on August 29, 2017, in aggregate 104,175 shares of Series C Preferred Stock. Effective with the expiration of the Rights Offering all unexercised subscription rights expired. The Company incurred $90,009 of legal and other expenses as a result of the Rights Offering.

•	Payments on notes payable pertain to notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	InsPro LLC has entered into various capital lease obligations to purchase equipment used for operations.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

Liquidity and Other Considerations

During year ended December 31, 2018, the Company’s net income was $2,487,455 and cash provided by operations was $705,602. As of December 31, 2018, the Company had $5,100,560 of cash, working capital of $3,299,839 and the Company’s shareholder equity was $2,869,047.

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

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of InsPro Technologies Corporation.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheet of InsPro Technologies Corporation (the Company) as of December 31, 2018 and 2017 and the related Consolidated Statement of Operations, Changes in Shareholders’ (Deficit) Equity, and Cash Flows for each of the years in the two year period ended December 31, 2018, and the related Notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2017.

Coconut Creek, Florida

March 29, 2019

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash	$5,100,660	$5,017,539
Accounts receivable, net	3,146,597	1,543,389
Prepaid expenses	305,643	360,975
Other current assets	-	3,806
Income tax receivable	13,000	-

Total current assets	8,565,900	6,925,709

Property and equipment, net	594,767	269,994

Total assets	$9,160,667	$7,195,703

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$39,025	$45,793
Accounts payable	1,213,758	1,484,704
Accrued expenses	905,531	1,126,596
Current portion of capital lease obligations	115,771	143,855
Deferred revenue	2,850,976	2,765,401
Income tax payable	141,000	170,000

Total current liabilities	5,266,061	5,736,349

LONG TERM LIABILITIES:
Deferred revenue	875,000	1,000,000
Capital lease obligations	150,559	74,861

Total long term liabilities	1,025,559	1,074,861

Total liabilities	6,291,620	6,811,210

COMMITMENTS AND CONTINGENCIES: (See Note 9)

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized) Series A convertible preferred stock; 3,437,500 shares designated, 1,270,250 and 1,276,750 shares issued and outstanding (liquidation value $12,702,500 and $12,767,500)	1,271	1,277
Series B convertible preferred stock; 11,000,000 shares designated, 5,307,212 shares issued and outstanding (liquidation value $15,921,636)	5,307	5,307
Series C convertible preferred stock; 4,000,000 shares designated, 1,254,175 shares issued and outstanding (liquidation value $6,270,875)	1,254	1,254
Common stock ($.001 par value; 750,000,000 and 500,000,000 shares authorized, 41,673,655 and 41,543,655 shares issued and outstanding)	41,673	41,543
Additional paid-in capital	65,371,361	65,365,386
Accumulated deficit	(62,551,819)	(65,030,274)

Total shareholders' equity	2,869,047	384,493

Total liabilities and shareholders' equity	$9,160,667	$7,195,703

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017

Revenues	$21,634,355	$21,752,447

Cost of revenues	14,067,286	13,842,823

Gross profit	7,567,069	7,909,624

Selling, general and administrative expenses	4,926,892	6,098,944

Income from operations	2,640,177	1,810,680

Other income (expense):
Gain on the sale of equipment	-	5,380
Interest expense	(30,722)	(23,640)

Total other expense	(30,722)	(18,260)

Income before income taxes	2,609,455	1,792,420

Provision for income taxes	131,000	170,000

Net income	$2,478,455	$1,622,420

Net income per common share - basic	$0.06	$0.04

Net income per common share - fully diluted	$0.01	$0.01

Weighted average common shares outstanding - basic	41,673,655	41,543,655
Weighted average common shares outstanding - fully diluted	198,306,395	189,895,315

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

	Series A Preferred Stock,		Series B Preferred Stock,		Series C Preferred Stock,		Common Stock, $.001
	$.001 Par Value		$.001 Par Value		$.001 Par Value		Par Value
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)

Balance - December 31, 2016	1,276,750	$1,277	5,307,212	$5,307	-	$-	41,543,655	$41,543	$62,815,507	$(66,652,694)	$(3,789,060)

Amortization of deferred compensation									126,344		126,344

Net income for the period										1,622,420	1,622,420

Preferred stock and warrants issued in rights offering					104,175	104			118,235		118,339

Preferred stock issued in private placements					1,150,000	1,150			2,286,696		2,287,846

Warrants issued to an executive as compensation									18,604		18,604

Balance - December 31, 2017	1,276,750	$1,277	5,307,212	$5,307	1,254,175	$1,254	41,543,655	$41,543	$65,365,386	$(65,030,274)	$384,493

Amortization of deferred compensation									6,099		6,099

Net income for the period										2,478,455	2,478,455

Conversion of Series A Preferred Stock into Common Stock	(6,500)	(6)					130,000	130	(124)		-

Balance - December 31, 2018	1,270,250	$1,271	5,307,212	$5,307	1,254,175	$1,254	41,673,655	$41,673	$65,371,361	$(62,551,819)	$2,869,047

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$2,478,455	$1,622,420
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	258,177	348,914
Stock-based compensation	6,099	144,948
Gain on the sale of used equipment	-	(5,380)
Changes in assets and liabilities:
Accounts receivable	(1,603,208)	790,428
Tax receivable	(13,000)	-
Prepaid expenses	135,709	(42,570)
Other current assets	3,806	30,520
Other assets	-	4,830
Accounts payable	(270,946)	(3,975,331)
Accrued expenses	(221,065)	690,080
Deferred revenue	(39,425)	(19,739)
Income tax payable	(29,000)	170,000

Net cash provided by (used in) operating activities	705,602	(240,880)

Cash Flows From Investing Activities:
Purchase of property and equipment	(353,982)	(25,445)
Proceeds from the sale of equipment	-	5,380

Net cash used in investing activities	(353,982)	(20,065)

Cash Flows From Financing Activities:
Gross proceeds from sale of preferred stock	-	2,508,350
Fees paid in connection with sale of preferred stock	-	(102,163)
Payments on notes payable	(87,145)	(86,367)
Payments on capital leases	(181,354)	(202,953)

Net cash (used in) provided by financing activities	(268,499)	2,116,867

Net increase in cash	83,121	1,855,922

Cash - beginning of the period	5,017,539	3,161,617

Cash - end of the period	$5,100,660	$5,017,539

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$30,722	$23,640
Cash payments for income taxes	$173,000	$-
Non cash investing and financing activities:
Acquisition of equipment acquired through capital leases	$228,968	$80,505

See accompanying notes to audited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP“). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries InsPro Technologies, LLC, Atiam Technologies GP, LLC, Atiam Technologies, LP, HBDC II, Inc., HBDC Sub, Inc. Corporation, Platinum Partners, LLC and Insurance Specialist Group. All material inter-company balances and transactions have been eliminated.

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

Cash and cash equivalents

The Company had no cash equivelents during the two years ended December 31, 2018. The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts receivable based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2018 and 2017, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0 and $11,675, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and capital lease obligations approximated fair value as of December 31, 2018, and December 31, 2017, because of the relatively short-term maturity of these instruments and their market interest rates.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Impairment of long-lived assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record an impairment charge for the years ended December 31, 2018 and 2017.

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

December 31, 2018 and 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The Company has not yet filed its tax returns for the tax year ended December 31, 2018. As of December 31, 2018, the tax years ended December 31, 2017, 2016 and 2015 are still subject to audit.

Income (loss) per common share

The Company's weighted average common shares outstanding used in computing fully diluted net income (loss) per common share include the following:

	For The Year Ended December 31,
	2018	2017

Common stock	41,550,066	41,543,655
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,528,589	25,535,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	106,144,240
Conversion of series C convertible preferred stock issued and outstanding into common stock	25,083,500	16,672,420

Shares used in computing fully diluted net income (loss) per share	198,306,395	189,895,315

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

The Company’s revenue is recognized under FASB ASC 606 Revenue from Contracts with Customers (“ASC 606”). See Note 2 Revenue and Deferred Revenue.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro Enterprise™ design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs. Cost of revenues consisted of the following:

	For the Years Ended December 31,
	2018	2017

Compensation, employee benefits and related taxes	$6,614,016	$6,194,794
Professional fees	6,492,893	6,713,060
Depreciation	186,380	248,292
Rent, utilities, telephone and communications	397,587	378,301
Other cost of revenues	376,410	308,376
	$14,067,286	$13,842,823

Selling, general and administrative expenses

Selling, general and administrative expenses include all selling, marketing, and other expenses not classified as cost of revenues. Selling, general and administrative expenses consisted of the following:

	For the Years Ended December 31,
	2018	2017

Compensation, employee benefits and related taxes	$3,223,286	$3,986,164
Advertising and other marketing	70,961	35,127
Depreciation	71,797	100,622
Rent, utilities, telephone and communications	161,307	227,103
Professional fees	457,054	838,624
Other general and administrative	942,487	911,304
	$4,926,892	$6,098,944

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

December 31, 2018 and 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2018 and 2017, the Company had $5,161,810 and $5,254,967 of cash in United States bank deposits, of which $501,177 and $500,926 was federally insured and $4,660,633 and $4,754,926 was not federally insured, respectively.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s InsPro Enterprise™ clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	December 31, 2018	December 31, 2017

Client #1	35%	52%
Client #2	20%	10%
Client #3	13%	-

The following table lists the percentage of the Company’s revenue earned from the Company’s InsPro Enterprise clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the Years Ended December 31,
	2018	2017

Client #1	33%	38%
Client #2	17%	20%
Client #3	14%	-

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB, which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On January 1, 2018, the Company adopted ASC 606, which provides guidance for revenue recognition. See Note 2 - Revenue and Deferred Revenue.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance.  We will make an accounting policy election that will keep leases with an initial term of 12 months or less off of the balance sheet and will result in recognizing those lease payments in our consolidated statements of operations on a straight-line basis over the lease term.  The new standard establishes a right-of-use model (ROU) asset and lease liability on the balance sheet for all leases with a term longer than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.  ASU 2016-02 will be effective for the Company on January 1, 2019.  We anticipate adopting ASU 2016-02 on a modified retrospective basis effective January 1, 2019, without adjusting comparative periods presented. We believe our lease for our Eddystone office, which has no provision for automatic renewal and which expires on January 31, 2022, will be accounted for as a ROU asset and lease liability under ASU 2016-02.  We estimate adoption of ASU 2016-02 will result in the recognition of additional ROU assets and lease liabilities of approximately $1,010,000 as of January 1, 2019.  We do not believe the adoption of ASU 2016-02 will materially affect our consolidated statement of operations or our consolidated statements of cash flows.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”).” For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses. The new standard is effective for the Company at the beginning of fiscal year 2019. Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date. The adoption of ASU 2016-13 is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments (Topic 230)” (“ASU 2016-15”), which provides guidance for eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective retrospectively for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. The new standard is effective for the Company at the beginning of fiscal year 2018. The adoption of ASU 2016-15 did not have a material effect on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, supplies, etc.) The ASU expands the scope of Topic 718, Compensation – Stock Compensation, which currently only includes share-based payments issued to employees, to also include share based payments issued to non-employees for goods and services. Consequently, the accounting for share based payments to non-employees and employees will be substantially aligned. This standard will be effective for the financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied on a retrospective approach for each period presented. The adoption of ASU 2018-07 is not expected to have a material effect on the Company’s consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity

During year ended December 31, 2018, the Company’s net income was $2,478,455 and cash provided by operations was $705,602. As of December 31, 2018, the Company had $5,100,660 of cash, working capital of $3,299,839 and the Company’s shareholder equity was $2,869,047.

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

	For the Years Ended December 31,
	2018	2017

Professional services	$11,018,426	$11,749,129
ASP and hosting revenue	8,145,399	7,690,976
Sales of software licenses	132,060	143,728
Maintenance revenue	1,785,708	1,611,088
Reseller fee revenue	500,000	500,000
Sale of equipment	23,797	-
Other revenue	28,965	57,526

Total	$21,634,355	$21,752,447

Professional services consist of pre- and post-implementation services pertaining to InsPro Enterprise installation, configuration and modification of InsPro EnterpriseTM functionality, client insurance plan set-up, client insurance document design and system documentation, training and data migration. Once these services are performed for a client they cannot be returned by the client to the Company and the Company cannot provide the same services to any other client without substantial rework needed to satisfy another client’s needs. We primarily recognize professional services revenue on a time and materials basis. Under the new standard, we elect to apply the "right to invoice" practical expedient outlined in ASC 606-10-55-18. The invoice amount represents the number of hours of time worked by each worker multiplied by the contractual bill rate for the type of work billed. As such, the Company recognizes revenue in the amount for which it has the right to invoice.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 2 – REVENUE AND DEFERRED REVENUE (continued)

Sale of perpetual licenses entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by InsPro Technologies. The Company also sells perpetual licenses to 3rd party software and sells 3rd party equipment to a client in connection with the client’s use of InsPro Enterprise software on hardware owned by the client. We recognize sale of software licenses and sale of equipment revenue at the point in time when control has transferred to the client.

ASP hosting enables a client to effectively lease the InsPro Enterprise software, paying only for that capacity required to support their business during the contacted time period. Hosting Service can also enable a client to outsource its application management of its perpetually licensed InsPro Enterprise software to the Company. ASP hosting clients access InsPro Enterprise installed on InsPro Technologies owned servers. Maintenance enables a client to periodic updates to their InsPro Enterprise software and access to customer support from the Company. We have determined the Company’s continuous service and support represent a series of performance obligations that are delivered over time on a stand-ready basis.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 2 – REVENUE AND DEFERRED REVENUE (continued)

The following table discloses changes in unearned revenue as of December 31, 2018 and 2017.

	As of December 31, 2018	As of December 31, 2017

Short Term
Balance at December 31	$2,765,401	$2,285,139
Deferral of revenue	2,496,412	1,895,704
Reclassification of unearned revenue from long term to short term	125,000	500,000
Recognition of unearned revenue	(2,535,837)	(1,915,442)

Balance at December 31	$2,850,976	$2,765,401

Long Term
Balance at December 31	$1,000,000	$1,500,000
Deferral of revenue	-	-
Reclassification of unearned revenue from long term to short term	(125,000)	(500,000)
Recognition of unearned revenue	-	-

Balance at December 31	$875,000	$1,000,000

Deferral of revenue in the years ended December 31, 2018 and 2017 was $2,496,412 and $1,895,704, respectively. This deferred revenue represents annual maintenance fees, which were invoiced at the beginning of customers’ annual maintenance contracts, and collected professional services fees, which pertain to performance obligations not realized as of December 31, 2018 and 2017.

Revenue recognized in the years ended December 31, 2018 and 2017, which was included in the unearned revenue liability balance at the beginning of each year, was $2,535,837 and $1,915,442, respectively. This revenue represents maintenance, professional services and Reseller Agreement performance obligations performed during the years ended December 31, 2018 and 2017.

Long term unearned revenue pertains to the portion of the Reseller Fee associated with Refund Events that will occur more than 12 months from December 31, 2018 and 2017, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	December 31, 2018	December 31, 2017
Computer equipment and software	3	$5,158,316	$4,590,221
Office equipment	4.6	145,229	145,228
Leasehold improvements	5.4	81,933	81,933
		5,385,478	4,817,382

Less accumulated depreciation		(4,790,711)	(4,547,388)

		$594,767	$269,994

The following table discloses depreciation expense as reported in the statement of operations.

	For the Years Ended December 31,
	2018	2017

Depreciation included in cost of revenues	$186,380	$248,292
Depreciation included in selling, general and administrative	71,797	100,622
Total depreciation	$258,177	$348,914

NOTE 4 – NOTES PAYABLE

Notes payable at December 31, 2018, consist of two notes payable for insurance premium financing on one of the Company’s insurance policies. The first note commenced on May 3, 2018, has an annual interest rate of 9.98% and consists of 11 monthly payments of principal and interest of $3,204 per month commencing on June 3, 2018 and ending on April 3, 2019. The balance for this note was $12,552 as of December 31, 2018. For the year ended December 31, 2018, the interest expense incurred on this note was $1,435. The second note commenced on July 30, 2018, has an annual interest rate of 8.76% and consists of 9 monthly payments of principal and interest of $5,434.53 per month commencing on September 28, 2018 and ending on May 28, 2019. The balance for this note was $26,473 as of December 31, 2018. For the year ended December 31, 2018, the interest expense on this note was $1,376.

Notes payable at December 31, 2017, consist of two notes payable for insurance premium financing on one of the Company’s insurance policies. The first note commenced on May 3, 2017, had an annual interest rate of 7.99% and consisted of 11 monthly payments of principal and interest of $4,358 per month commencing on June 3, 2017 and ending on April 3, 2018. The balance for this note was $17,147 as of December 31, 2017. For the year ended December 31, 2018, the interest expense incurred on this note was $1,575. The second note commenced on September 28, 2017, has an annual interest rate of 8.99% and consists of 10 monthly payments of principal and interest of $4,920 per month commencing on September 28, 2017 and ending on July 28, 2018. The balance for this note was $28,646 as of December 31, 2017. For the year ended December 31, 2017, the interest expense incurred on this note was $1,442.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

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

The Company agreed, pursuant to the terms of the Purchase Agreement, that for a period of 90 days after the effective date of the Purchase Agreement, to not, subject to certain exceptions, offer, sell, grant any option to purchase, or otherwise dispose of any equity securities or equity equivalent securities, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, capital stock and other securities of the Company. In addition, pursuant to the Purchase Agreement, the Company was permitted to sell up to an additional 500,000 shares of Series C Preferred Stock to other existing stockholders within 90 days following the Closing on substantially the same terms and conditions described above and as set forth in the Purchase Agreement.

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

See Note 6 - Shareholders’ Equity – Series C Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 6 – SHAREHOLDERS’ EQUITY

Common Stock

As of December 31, 2018 and 2017, the Company was authorized to issue 750,000,000 and 500,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”), respectively. As of December 31, 2018 and 2017, the Company had 41,673,655 and 41,543,655 and shares of its Common Stock issued and outstanding, respectively.

On December 14, 2018, a stockholder elected to convert 6,500 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”) into 130,000 shares of Common Stock. Each share of Series A Preferred Stock is convertible into 20 shares of Common Stock at the option of the holder.

The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	December 31, 2018	December 31, 2017

Exercise of options issued and outstanding to purchase common stock	700,000	825,000
Issuance of common shares available under the 2010 Equity Compensation Plan	28,296,980	28,171,980
Exercise of warrants issued and outstanding to purchase common stock	-	120,000
Conversion of Series A convertible preferred stock issued and outstanding into common stock	25,405,000	25,535,000
Exercise of warrants to purchase Series A convertible preferred stock issued and outstanding and converted into common stock	500,000	500,000
Conversion of Series B convertible preferred stock issued and outstanding into common stock	106,144,240	106,144,240
Exercise of warrants to purchase Series B convertible preferred stock issued and outstanding and converted into common stock	56,400,000	65,000,000
Conversion of Series C convertible preferred stock issued and outstanding into common stock	25,083,500	25,083,500

Total common stock reserved for issuance	242,529,720	251,379,720

The above table includes common stock reserved for non exercisable stock options and common stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Convertible Preferred Stock

As of December 31, 2018 and 2017, the Company’s board of directors has designated 3,437,500 shares of Series A Preferred Stock. As of December 31, 2018 and 2017, the Company had 1,270,250 and 1,276,750 shares of its Series A Preferred Stock issued and outstanding, respectively. On December 14, 2018, a stockholder elected to convert 6,500 shares of Series A Preferred Stock into 130,000 shares of Common Stock. As of December 31, 2018 and 2017, the Company has reserved 25,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 6 – SHAREHOLDERS’ EQUITY (continued)

The Series A Preferred Stock is entitled to vote as a single class with the holders of the Company’s common stock, with each share of Series A Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each share of Series A Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $12,702,500 and $12,767,500 as of December 31, 2018 and 2017, respectively, subject to certain customary adjustments, or (B) the amount such share of Series A Preferred Stock would receive if it participated pari passu with the holders of common stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series A Preferred stock times $10.00. Each share of Series A Preferred Stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the Series A Preferred Stock. For so long as any shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series A Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series A Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series A Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series A Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series A Preferred Stock with an amount per share equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $12,702,500 and $12,767,500 as of December 31, 2018 and 2017, respectively, in aggregate for all issued and outstanding Series A Preferred Stock.

Series A Preferred Stock is junior to Series B Convertible Preferred Stock par value $0.001 per share (“Series B Preferred Stock”) and Series C Preferred Stock as it pertains to liquidation preferences.

Series B Convertible Preferred Stock

As of December 31, 2018 and 2017, the Company’s board of directors has designated 11,000,000 shares of Series B Preferred Stock. As of December 31, 2018 and 2017, the Company had 5,307,212 of its Series B Preferred Stock issued and outstanding. As of December 31, 2018 and 2017, the Company has reserved 2,820,000 and 3,250,000, respectively, shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s common and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price or $15,921,636 as of December 31, 2018 and 2017, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of common and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred stock times $3.00. Each share of Series B Preferred Stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock. For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal to the Series B Preferred Stock original issue price or $15,921,636 in aggregate, for all issued and outstanding Series B Preferred Stock.

Series B Preferred Stock is senior to Series A Preferred Stock, and junior to Series C Preferred Stock, as it pertains to liquidation preferences.

Series C Preferred Stock

As of December 31, 2018 and 2017, the Board has designated 4,000,000 shares of Series C Preferred Stock. As of December 31, 2018 and 2017, the Company had 1,254,175 shares of its Series C Preferred Stock issued and outstanding.

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

Series C Preferred Stock is senior to Series A Preferred Stock and to Series B Preferred Stock as it pertains to liquidation preferences.

Each share of Series C Preferred Stock is convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series C Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

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

The basic subscription right entitled the holder to purchase one unit (“Subscription Unit”) at a subscription price of $50. A Subscription Unit consisted of 25 shares of Series C Preferred Stock. In the event that a holder of a subscription right purchases all of the basic Subscription Units available to the holder pursuant to their basic subscription right, the holder will have the option to choose to subscribe for a portion of any Subscription Units that were not purchased by all other holders of Subscription Units through the exercise of their basic subscription rights. The subscription rights expired on August 29, 2017.

Effective with the expiration of the Rights Offering, which occurred on August 29, 2017, holders of subscription rights exercised in aggregate 167 basic subscription rights and 4,000 over subscription rights for a total of 4,167 Subscription Units. As a result of the exercise of 4,167 Subscription Units the Company received $208,350 in gross proceeds and issued effective on August 29, 2017, in aggregate 104,175 shares of Series C Preferred Stock. Effective with the expiration of the Rights Offering all unexercised subscription rights expired. The Company incurred $90,011 of legal and other expenses as a result of the Rights Offering. As a result of the Rights Offering the Company recorded $104 to Series C Preferred Stock, which is the par value of the 104,175 shares issued, and $118,235 to additional paid in capital.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

Stock Options

2017

During the year ended December 31, 2017, options for 3,175,000, which were previously granted to former executives of the Company, expired in accordance with the terms of such stock options.

The Company recorded compensation expense pertaining to employee stock options and warrants to purchase Series A Preferred Stock in the amount of $144,948 for the year ended December 31, 2017, which included $126,344 of expense pertaining to stock options and $18,604 of expense pertaining to the amendment of warrants to purchase Series A Preferred Stock. See Note 6 – Stockholders’ Equity – Series A Preferred Stock Warrants.

2018

During the year ended December 31, 2018, options for 125,000 shares of Common Stock, which were previously granted to a former executive of the Company, expired in accordance with the terms of such stock options.

The Company recorded compensation expense pertaining to employee stock options in the amount of $6,099 for the year ended December 31, 2018.

The value of equity compensation expense not yet expensed pertaining to unvested equity compensation was $6,250 as of December 31, 2018, which will be recognized over a weighted average 1.5 years in the future.

As of December 31, 2018, there were 30,000,000 shares of our Common Stock authorized to be issued under the 2010 Equity Compensation Plan, of which 28,296,980 shares of our common stock remain available for future stock option grants.

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2018 and 2017 are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2016	4,000,000	$0.10	$0.06	3.4	0.00

For the period ended December 31, 2017
Granted	-	-	-
Exercised	-	-	-
Expired	(3,175,000)	0.10	0.04

Outstanding at December 31, 2017	825,000	0.10	0.10	3.0	$-

For the period ended December 31, 2018
Granted	-	-	-
Exercised	-	-	-
Expired	(125,000)	0.10	0.04

Outstanding at December 31, 2018	700,000	$0.10	$0.05	2.0	$-

Outstanding and exercisable at December 31, 2018	450,000	$0.10	$0.05	1.8	$-

(1) The aggregate intrinsic value is based on the $0.0425 closing price as of December 31, 2018 for the Company’s Common Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

During the years ended December 31, 2018 and 2017, warrants to purchase 120,000 and 24,978,330 common shares, respectively, expired in accordance with the terms of such warrants.

A summary of the status of the Company's outstanding common stock warrants as of and for the years ended December 31, 2018 and 2017 are as follows:

		Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2016	25,098,330	$0.15

For the year ended December 31, 2017
Issued	-	-
Exercised	-	-
Expired	(24,978,330)	-
Outstanding and exercisable at December 31, 2017	120,000	0.15

For the year ended December 31, 2018
Issued	-	-
Exercised	-	-
Expired	(120,000)	0.15
Outstanding and exercisable at December 31, 2018	-	$-

Series A Preferred Stock warrants

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

Outstanding warrants to purchase the Company’s Series A Preferred Stock as of December 31, 2018, have a remaining contractual life of 0.4 years.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company's outstanding Series A Preferred Stock warrants as of and for the years ended December 31, 2018 and 2017 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2016	380,000	$4.00

For the year ended December 31, 2017
Granted	25,000	4.00
Exercised	-	-
Expired	(380,000)	4.00
Outstanding and exercisable at December 31, 2017	25,000	$4.00

For the year ended December 31, 2018
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2018	25,000	$4.00

Series B Preferred Stock Warrants

During the year ended December 31, 2018, warrants to purchase 430,000 shares of Series B Preferred Stock, which were previously issued to former executives and directors, expired in accordance with the terms of these warrants.

Outstanding Series B Warrants as of December 31, 2018, have a remaining contractual life of 0.3 years.

A summary of the status of the Company's outstanding Series B Preferred Stock warrants as of and for the years ended December 31, 2018 and 2017 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2016	3,250,000	$3.00

For the year ended December 31, 2017
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2017	3,250,000	$3.00

For the year ended December 31, 2018
Granted	-	-
Exercised	-	-
Expired	(430,000)	3.00
Outstanding and exercisable at December 31, 2018	2,820,000	$3.00

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

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

As of December 31, 2018, the Company has not received a demand notice in connection with any registration rights agreement. As of December 31, 2018, the Company does not believe that it is probable that the Company will incur a penalty in connection with the Company’s registration rights agreements. Accordingly no liability was recorded as of December 31, 2018.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 7 – CAPITAL LEASE OBLIGATIONS

InsPro LLC has entered into several capital lease obligations to purchase equipment used for operations. InsPro LLC has the option to purchase the equipment at the end of the lease agreements for one dollar. The underlying assets and related depreciation were included in the appropriate fixed asset category, and related depreciation account.

Property and equipment includes the following amounts for leases that have been capitalized:

		December 31, 2018	December 31, 2017
	Useful Life (Years)
Computer equipment and software	3	$1,900,711	$1,671,742
Leasehold improvements	3	-	-

		1,900,711	1,671,742
Less accumulated depreciation		(1,654,075)	(1,454,084)
		$246,636	$217,658

Future minimum payments required under capital leases as of December 31, 2018 are as follows:

2019	$134,707
2020	89,124
2021	36,165
2022	27,516
2023	13,757

Total future payments	301,269
Less amount representing interest	34,939

Total future payments less interest	266,330
Less current portion	115,771

Long-term portion	$150,559

NOTE 8 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 3 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007, the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $70,236 and $67,181 for the years ended December 31, 2018 and 2017, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On October 9, 2017 the Company and Mr. David M. Anderson entered into a written employment agreement (the “Employment Agreement”) for an initial one-year term, which term automatically extended for successive one-year terms unless either the Company or Mr. Anderson provides notice of non-renewal prior to the expiration of the then current term. Pursuant to the Employment Agreement, Mr. Anderson received a base salary of $380,000 per year. Mr. Anderson was eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company. The Employment Agreement also provided for a monthly allowance equal to $5,000 per month, starting in October 2017 through October 31, 2018, to assist in offsetting Mr. Anderson’s commuting expense to and from his home and for his temporary living expenses in Pennsylvania. The Employment Agreement also provided for a reimbursement of his out of pocket relocation expenses incurred through October 31, 2018, up to $25,000.

On October 24, 2018, David M. Anderson resigned as the Chief Executive Officer and as a member of the Board. The resignation was not the result of any disagreement between the Company and Mr. Anderson on any matter relating to the Company’s operations, policies or practices. On November 2, 2018, the Company and Mr. Anderson entered into a Separation Agreement and Mutual Release (the “Separation Agreement”). The Separation Agreement provides for the payment of certain severance and other benefits (“Severance”) to Mr. Anderson, including the following: (a) salary continuation for three months from November 2, 2018 in accordance with the Company’s normal monthly payroll practices, (b) the monthly reimbursement for payments Mr. Anderson makes for coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for the period beginning on December 1, 2018 through ending February 28, 2019 and (c) the waiver of Mr. Anderson’s obligation to repay to the Company the relocation benefits paid to Mr. Anderson as set forth in the Employment Agreement. As of December 31, 2018, the Company recorded approximately $103,417 of severance expense as a result of the Separation Agreement.

On March 31, 2008, Anthony R. Verdi, our Chief Financial Officer, was also appointed to the position of Chief Operating Officer, effective April 8, 2008. Mr. Verdi was appointed to the Board on June 20, 2008 and was appointed our Principal Executive Officer on May 18, 2011 through January 26, 2015. On October 29, 2018, the Board appointed Mr. Verdi as the Company’s President, Chief Executive Officer and Chief Financial Officer.

Mr. Verdi’s amended and restated employment agreement automatically renewed for a one year term on March 31, 2015, and, if not terminated, will automatically renew for one year periods. His annual base salary was $225,000 per year from March 31, 2008 through May 30, 2011 and was then increased by the board of directors to $250,000 effective June 1, 2011, again increased to $300,000 effective November 1, 2015, again increased to $325,000 effective October 1, 2017 and again increased to $380,000 effective October 30, 2018. He is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

If we terminate Mr. Verdi’s employment for cause or Mr. Verdi terminates his employment agreement without good reason, Mr. Verdi will be entitled to receive (i) all accrued and unpaid salary and vacation pay through the date of termination and (ii) continued participation for one month in our benefit plans. Otherwise if we terminate Mr. Verdi’s employment or Mr. Verdi terminates his employment agreement for good reason including if he is permanently disabled he will be entitled to receive 18 months’ base salary at the then current rate, payable in accordance with our usual practices, continued participation for 18 months in our benefit plans and payment, within a commercially reasonable time and on a prorated basis, of any bonus or other payments earned in connection with our bonus plan existing at the time of termination. In addition, if Mr. Verdi’s employment is terminated in accordance with the foregoing sentence within two months prior to, or 24 months following, a change in control (as described in the employment agreement), Mr. Verdi will be entitled to receive 18 months’ base salary at the then current rate upon the date of termination, regardless of our usual practices, and all stock options held by Mr. Verdi at the date of termination will immediately become 100% vested and all restrictions on such options will lapse.

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

Mr. Robert Oakes resigned as an executive employee effective June 30, 2017. Pursuant to Mr. Oakes’ employment agreement, Mr. Oakes was entitled to receive; (i) continuation of his $300,000 per year base salary for a period of 12 months in accordance with the Company's normal payroll practices, less any applicable income tax withholding required under federal or state law, and subject to Section 409A of the Internal Revenue Code of 1986, as amended, and applicable guidance issued there under, and (ii) continuation for a period of 18 months after the date of termination of the benefits under benefit plans extended from time to time by the Company to its senior executives. As of December 31, 2017, the Company recorded a severance accrual connection with Mr. Oakes termination in the amount of $327,529, which is recorded in selling, general and administrative expenses and accrued liabilities. As of December 31, 2018, the Company has fully paid Mr. Oakes’ severance.

Pursuant to Mr. Oakes’ employment agreement, he is subject to non-competition and non-solicitation covenants during the term of his employment agreement and for a period of one year following his termination.

As of December 31, 2017, the Company recorded a severance accrual connection with an executive’s termination effective December 31, 2017, in the amount of $103,882, which was recorded in selling, general and administrative expenses and accrued liabilities. As of December 31, 2018, the Company has fully paid the severance for this former executive.

As of December 31, 2017, the Company has employment agreements with Mr. Medlock and another executive that will automatically renew for a one year term in 2019. These employment agreements provide that these executives will be compensated at an aggregate annual base salary of $430,920. These agreements may be terminated by the Company for “cause” (as such term is defined in the agreements) and without “cause” upon 30 days’ notice. These agreements may be terminated by the Company without “cause”, in which case the terminated employee will be entitled to their base salary for a period of six months. In the event of termination without cause or for good reason, these executives would receive their then current base annual salary for a period of six months, plus unpaid accrued employee benefits, which is primarily accrued vacation, less all applicable taxes. In the event of the voluntary termination of any of these executives’, death or disability, they or their estate would receive unpaid accrued employee benefits, less all applicable taxes. These agreements also contain non-competition and non-solicitation provisions for the duration of the agreements plus a period of six months after termination of employment.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases

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

The Company leases certain real and personal property under non-cancelable operating leases. Rent expense was $361,649 and $403,831 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, accrued liabilities included $394,185 pertaining to InsPro LLC’s purchase of Microsoft perpetual software licenses and software subscription and maintenance services. Subsequent to December 31, 2018, InsPro LLC entered into a financing arrangement with PNC Equipment Finance, LLC to finance this amount plus the cost of additional services. See Note 11 – Subsequent Events.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Future minimum payments required under operating leases and other agreements at December 31, 2018 are as follows:

2019	$804,278
2020	534,936
2021	496,010
2022	30,010
thereafter	-

Total	$1,865,234

NOTE 10 - INCOME TAXES

The Company has net operating loss carry forwards for federal income tax purposes of approximately $47,000,000 at December 31, 2018, the unused portion of which expires in years 2026 through 2037. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50 percent change in ownership). The issuance of the Company’s Series A Preferred Stock on January 15, 2009 resulted in a change of control as defined under IRC 382.

Components of income taxes for the years ending December 31, 2018 and 2017, were as follows:

	For the Years Ended December 31,
	2018	2017

Federal	$(13,000)	$28,000
State	144,000	142,000
	$131,000	$170,000

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017

U.S. statutory rate	21.0%	35.0%
State income taxes	8.0%	6.5%
Amortization/impairment of acquisition related assets	(0.1)%	(0.3)%
Stock based compensation	0.1%	3.6%
Other permanent differences	(0.7)%	1.7%
Valuation allowance	(23.2)%	(36.8)%
	5.1%	9.7%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 10 - INCOME TAXES (continued)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017

Deferred tax assets:
Net operating loss carryforward	$11,435,167	$14,201,084
Depreciation	(2,436)	67,099
Compensation expense	53,804	123,093
Accrued expense	-	41,681
Deferred revenue	449,500	449,500
All miscellaneous other	-	3,386
Total deferred tax asset	11,936,035	14,885,843

Deferred tax liabilities	-	-
Net deferred tax asset	11,936,035	14,885,843
Less: valuation allowance	(11,936,035)	(14,885,843)
	$-	$-

The Company has fully reserved the deferred tax asset in excess of the deferred tax liabilities due to the limitation on taxable income that can be offset by net operating loss carry forwards in future periods under IRC section 382 as a result of changes in control and substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance as of December 31, 2018, was decreased by $2,949,808 as compared to December 31, 2017.

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

NOTE 11 – SUBSEQUENT EVENTS

On January 5, 2019, InsPro LLC entered into a financing arrangement with PNC Equipment Finance, LLC to finance the purchase of certain Microsoft perpetual software licenses and software subscription and maintenance. The amount financed was $801,843, which included $756,456 cost of purchased software plus $45,387 of applicable sales tax. The financing arrangement commenced on January 5, 2019, has an annual interest rate of 6.1% and consists of 36 equal monthly payments of principal, interest and applicable sales tax of $24,432 commencing on February 1, 2019 and ending on January 1, 2022.

On February 28, 2019, InsPro LLC entered into a financing arrangement with IBM Credit, LLC to finance the purchase of perpetual software licenses for certain IBM products. The amount financed was $1,147,712. The financing arrangement has an annual interest rate of 7.13% and consists of 24 equal monthly payments of principal, interest of $51,456, which commenced in March, 2019 and will end on February 1, 2021.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision of our Principal Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that assessment, the Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective for their intended purposes as of December 31, 2018.

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

As of December 31, 2018 management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our Principal Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter and year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

NONE.

PART III

Item 10.	Directors, executive officers and corporate governance.

Directors of the Registrant

Michael Azeez, 61, has served as one of our directors since December, 2011. Mr. Azeez is a managing member of Azeez Investors, LLC. Mr. Azeez co-founded Unitel in 1988 and served its President from 1988 until 2002. Mr. Azeez served in various executive positions at American Cellular Network Corporation from 1982 until 1988 and his positions included Vice President, General Manager of various divisions and as assistant to the President. Mr. Azeez is a member of the board of directors of Acrometis Strategic Software Services, which provides software solutions to insurance companies for workers compensation claims management. Mr. Azeez is a member of the board of directors of the Friends of Yemin Orde. Mr. Azeez is the Chairman and founder of the Sam Azeez Museum of Woodbine Heritage. Mr. Azeez’s significant executive and business development experience in the telecommunications industry and his civic service for various non-profit organizations qualifies him to be a member of our board of directors.

Donald R. Caldwell, 72, served as one of our directors and as one of the Co-Chairmen of our board of directors from April 2008 through November 24, 2009 and has served as our Chairman since November 24, 2009. He also served as our Chief Executive Officer from January 26, 2015 through October 9, 2017. Mr. Caldwell founded Cross Atlantic Capital Partners (“XACP”) in 1999, and presently serves as its Chairman and Chief Executive Officer. In this role, he serves as a director and on the Board committees for several XACP portfolio companies including InsPro Technologies Corporation as described above: director of Lightning Gaming, Inc. (OTC) and chairman of its Audit Committee since 2005; director of Rubicon Technology, Inc. (NASDAQ: RBCN) and chairman of its Compensation Committee from 2001 until his resignation on November 16, 2017; and director of Amber Road, Inc. (NYSE: AMBR) and a member its Nominating/Governance and Compensation Committees from 2005 until his resignation on December 31, 2016. Mr. Caldwell was appointed chairman of Simplicity Esports and Gaming Company (NASDAQ:WINR) in August 2017 and chairs its Audit and Compensation Committees. He has served as a director on the Board of Quaker Chemical Corporation (NYSE:KWR) since 1997 and was appointed lead director in 2016. He also serves as chairman of Quaker Chemical Corporation’s Executive Committee and as a member of its Audit and Compensation Committees. He was a director of Fox Chase Bancorp, Inc. (NASDAQ:FXCB) from October 2014 until it was acquired by Univest Corporation of Pennsylvania on July 1, 2016. During that time, he chaired Univest’s Audit Committee and served as a member of its Risk Management Committee. He served on the board of directors at Diamond Management & Technology Consultants, Inc. (NASDAQ) from 1994 until its sale to PriceWaterhouse in 2010 and was appointed lead director in 2006. He also served as a member of Diamond’s Compensation and Audit Committees. Mr. Caldwell was a director of Kanbay International, Inc. from 1999 through 2007 when it was purchased by Capgemini. Prior to founding XACP, Mr. Caldwell was President and Chief Operating Officer and a director of Safeguard Scientifics, Inc. Mr. Caldwell holds a BS degree from Babson College and an MBA from Harvard University. He was a Certified Public Accountant in the State of New York. Mr. Caldwell’s experience serving as a director and officer of numerous public companies qualifies him to be a member of our board of directors.

Kenneth M. Harvey, 57, has served as a director since May 2014. Mr. Harvey has served as a director of Amber Road, Inc. (NYSE: AMBR), a provider of cloud-based global trade management solutions, since 2008. From 1989 until 2011, Mr. Harvey was employed by HSBC—Global Bank, serving as Chief Information Officer/Chief Operating Officer from 2008 to 2011 and as group general manager and Chief Information Officer from 2004 to 2007. He was president of HSBC Technology and Services, a wholly-owned subsidiary of HSBC, from 2003 to 2004. Since 2012, Mr. Harvey served as a Director of CLS Group Holdings AG. From 2012 to 2014 he was the Chairman of the Technology and Operations Committee and from 2014 Mr. Harvey has served as Chairman of the Board and a member of the Chairman’s Committee, which serves as the Compensation and Compliance Committees. Mr. Harvey also serves on the Senior Advisory Board of Oliver Wyman; a global management consulting firm. Mr. Harvey also served as director of CLS Bank International since 2011, and served as a director of Kanbay, Inc. from 2004 until 2007 and Vertical Networks, Inc. from 2002 until 2004. Mr. Harvey’s experience as an executive in the information technology field qualifies him to be a member of our board of directors.

Alan Krigstein, 66, has served as a director since June 2014. Mr. Krigstein was Executive Vice President and Chief Financial Officer of Independence Blue Cross, a health insurer organization and independent licensee of the Blue Cross and Blue Shield Association from 2009 through 2017. Mr. Krigstein previously served as Senior Vice President and Chief Financial Officer of AmeriHealth Mercy Family of Companies from 1994 to 2009. Mr. Krigstein also serves as trustee and member of the audit committee of Plan Investment Fund, Inc., a mutual fund company that is open only to members and licensees of the Blue Cross and Blue Shield Association and certain related organizations, from 2011 to the present. Mr. Krigstein’s experience as an executive in the health insurance field qualifies him to be a member of our board of directors.

Sanford Rich, 61, has served as one of our directors since April 2006. Mr. Rich is currently the Executive Director at New York City Board of Education Retirement System since January 2016.  Mr. Rich was Chief of Negotiations and Restructuring at the Pension Benefit Guaranty Corporation, a U.S. government agency, from November 2012 to January 2016. He is a director and the Audit Committee Chairman at Aspen Group Inc., an online for profit university. Mr. Rich served as director and Chief Executive Officer at In the Car, LLC from October 2011 to November 2012. Mr. Rich was a FINRA Registered Managing Director with Whitemarsh Capital Advisors LLC, a broker-dealer, from February 2009 through December 2014. Mr. Rich served as a director, audit committee chairman and Commission qualified audit committee financial expert of Interclick, Inc. from 2007 to 2010. From 1995 to May 2008, Mr. Rich was director, Senior Vice President and Portfolio Manager at GEM Capital Management Inc. From 1993 to 1995, Mr. Rich was a Managing Director of High Yield Finance, Capital Markets & North American Loan Syndicate, Sales and Trading at Citicorp Securities. From 1985 to 1993, he served as Managing Director of Debt Capital Markets at Merrill Lynch. From 1978 to 1985, Mr. Rich held various Analyst positions in numerous companies, including Cypress Capital Management, Inc. (Vice President and Analyst from 1983 to 1985), FIAMCO (Distressed/High Yield Bond Analyst from 1981 to 1983), Progressive Corporation (Financial Analyst from 1980 to 1981) and Prescott, Ball and Turben (Distressed/High Yield Bond Analyst from 1978 to 1980). Mr. Rich’s 30+ years of experience in the financial sector qualifies him to be a member of our board of directors.

Frederick C. Tecce, 82, has served as one of our directors since August 2016 and he previously served as one of our directors from August 2, 2007 through August 14. 2012. He has also served on the board of several publicly traded companies as well as numerous privately held companies. In addition, he served on the Board of Independence Blue Cross for 2 different terms. On a day to day basis, he serves as Of Counsel to the law firm of Buchanan Ingersoll and Rooney as well as being Of Counsel and Partner to Cross Atlantic Capital Partners. In addition to his pursuits in the private sector, Mr. Tecce has also served in the public sector where he was appointed by Pennsylvania Governor Tom Ridge to serve on the transition team. His board experience includes being an active member of the Board of the $50 billion Public School Employees Retirement Systems (PSERS), where he held the title of chairman of the Finance Committee for 6 years until his retirement in 2001. Mr. Tecce also served in the federal sector as a member of the Federal Judicial Nominating Committee. He has served in a management position in several for-profit businesses, some of which he has founded. Mr. Tecce’s numerous legal, business and government experiences qualify him to be a member of our board of directors.

Anthony R. Verdi, 70, has served as one of our directors since June 2008, as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008, as Acting Principal Executive Officer from June 20, 2008 through May 18, 2011 and as Principal Executive Officer from May 18, 2011 through January 26, 2015 and from October 29, 2018 to the present. From 2001 until November 2005, Mr. Verdi provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. Mr. Verdi served as Chief Operating Officer of Provident American Corporation and Chief Financial Officer of HealthAxis, Inc. From January 1990 until December 1998, Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller. Mr. Verdi’s extensive experience in the health insurance industry and his financial and accounting background qualifies him to be a member of our board of directors.

Edmond J. Walters, 57, has served as one of our directors since April 2008. Mr. Walters is Founder and was the Chief Executive Officer of eMoney Advisor, a wealth planning and management solutions provider for financial advisors that Mr. Walters founded in 2000 and is now a wholly-owned subsidiary of Commerce Bancorp. Prior to forming eMoney Advisor in 2000, Mr. Walters spent more than 20 years in the financial services industry, advising high net worth clients. From 1983 to 1992 he was associated with Kistler, Tiffany & Company in Wayne, PA. In 1992, Walters helped found the Wharton Business Group, a financial advising firm, in Malvern, PA. Mr. Walters’ 20+ years of experience in the financial sector qualify him to be a member of our board of directors.

The Board has determined that Messrs. Azeez, Harvey, Krigstein, Rich, Tecce and Walters are “independent” directors as defined by Rule 4200(a)(15) of the NASDAQ listing standards and as defined by Rule 10A-3(b)(1)(ii) promulgated by the Commission.

Executive Officers of the Registrant

The following table sets forth the name, age and title of persons currently serving or who have served as our executive officers during 2018. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position
David M. Anderson	57	Principal Executive Officer of InsPro Technologies Corporation and InsPro Technologies, LLC

David J. Medlock	36	Senior Vice President – Development, Solutions Architecture and Technical Services through August 2018 and Chief Architect since August 2018

Anthony R. Verdi	70	President, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Assistant Secretary

David M. Anderson served as our Chief Executive Officer from October 9, 2017, through November 2, 2018. From January, 2017 through May, 2017, Mr. Anderson served as Senior Vice President and head of US individual life reinsurance at SCOR Global Life Americas, a division of Scor SE. From September, 2012 through September, 2016, Mr. Anderson served as the Chairman, President and Chief Executive Officer at TIAA-CREF Life Insurance Company, a division of TIAA. From January, 2012 through September, 2012, Mr. Anderson served as Interim Head of HR at TIAA, and from August, 2010 through January, 2011 as Senior Managing Director – Enterprise Integration at TIAA. From January, 2009 through July, 2010, Mr. Anderson served as Senior Vice President – Centralized Services at Thrivent Financial.

David J. Medlock has served as our Chief Architect since August 2018, Senior Vice President – Development, Solutions Architecture and Technical Services from August 2017 through August 2018, as Vice President Development and Solutions Architecture from July 2015 through August 2017, as Vice President Application Development from December 2014 through July 2015, as Director of Information Technology from August 2014 through December 2014 and as a non-employee independent consultant to the Company from April 2014 to July 2014. From June 2013 to March 2014 he worked independently as a Systems Implementation Program Manager. From November 2011 to June 2013 he served as Senior Technical Consultant for the TriZetto Group.

Anthony R. Verdi has serves as our President, Chief Executive Officer, Chief Financial Officer and Assistant Secretary since October, 2018, Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008, as Acting Principal Executive Officer from June 20, 2008 through May 18, 2011 and as Principal Executive Officer from May 18, 2011 through January 26, 2015. From 2001 until November 2005, Mr. Verdi has provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. From December 1998 until March 2001, Mr. Verdi served as Chief Operating Officer of Provident American Corporation and Chief Financial Officer of HealthAxis, Inc. From January 1990 until December 1998, Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller.

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

Code of Business Conduct and Ethics

We adopted an amended and restated Code of Business Conduct and Ethics on January 29, 2008. Our Code of Business Conduct and Ethics, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, applies globally to our corporate directors, executive officers, senior financial officers and other employees. Our Code of Business Conduct and Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws, as well as other matters. A printed copy of our Code of Business Conduct and Ethics may be obtained free of charge by writing to us at InsPro Technologies Corporation, 1510 Chester Pike, 400 Baldwin Tower, Eddystone, Pennsylvania 19022.

Corporate Governance and Committees

Our board of directors currently is composed of Messrs. Azeez, Caldwell, Harvey, Krigstein, Rich, Tecce, Verdi and Walters. Mr. Caldwell is the Chairman of our board of directors. Directors serve until the next annual meeting of stockholders, until their successors are elected or appointed or qualified, or until their resignation or removal. Our executive officers are appointed by, and serve at the discretion of, our board of directors. Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee. Pursuant to our bylaws, our board of directors may from time to time establish other committees to facilitate the management of our business and operations.

Audit Committee

The members of our audit committee were Messrs. Caldwell, Rich, Rowell through August 2018 and effective August 2018 Mr. Azeez replaced Mr. Rowell. Mr. Rich became chairman of the committee effective upon his appointment by the board on January 26, 2015. Our board of directors has determined that Mr. Rich is an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the Commission. Although our common stock is not listed on NASDAQ and, as a result, we are not subject to NASDAQ’s listing standards, we voluntarily strive to comply with such standards with the exception of Mr. Caldwell’s membership on the audit committee. Our board of directors, in applying the above-referenced standards, has affirmatively determined that each of Messrs. Azeez and Rich are “independent” and that Mr. Rowell was “independent” during the time he served on the audit committee. Mr. Caldwell is not “independent” whereas NASDAQ rule 4200(a)(15), specifies that each member of the audit committee must be “independent”.

Compensation Committee

The members of our compensation committee are Messrs. Krigstein, Rich and Tecce. Mr. Krigstein chairs the committee.

Nominating and Governance Committee

The members of our nominating and governance committee were Messrs. Harrison, Rowell and Walters until the resignations of Messrs Harrison and Rowell from our board of directors. Currently Mr. Walters remains a member of the nominating and governance committee. This committee is responsible for recommending qualified candidates to the board of directors for election as directors, including the slate of directors that the board proposes for election by stockholders at annual meetings. While the committee does not have a formal diversity “policy,” the committee recommends candidates based upon many factors, including the diversity of their business or professional experience, the diversity of their background and their array of talents and perspectives. We believe that the committee’s existing nominations process is designed to identify the best possible nominees for the board, regardless of the nominee’s gender, racial background, religion or ethnicity. The committee identifies candidates through a variety of means, including recommendations from members of the board and suggestions from our management, including our Chairman and Principal Executive Officer. In addition, the committee considers candidates recommended by third parties, including stockholders. Stockholders wishing to recommend director candidates for consideration by the committee may do so by writing our Secretary and giving the recommended candidate’s name, biographical data and qualifications.

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

Summary Compensation Table

The following table summarizes the compensation paid to, awarded to or earned during the fiscal years ended December 31, 2018 and 2017 by our Principal Executive Officer and each of our three other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered to us in all capacities during 2018 and 2017. The executive officers listed in the table below are referred to in this report as our “named executive officers”. There were no non-equity incentive plan compensation or non-qualified deferred compensation earnings for any of the named executive officers for the fiscal years ended December 31, 2018 and December 31, 2017.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (5)	Stock Awards ($) (6)	Option Awards ($) (8)	All Other Compensation ($) (7)	Total ($)

Donald R. Caldwell (1)	2018	-	-	-	-	-	-
Chief Executive Officer, Chairman of the Board of Directors	2017	1	-	-	-	7,554	7,555

David M. Anderson (4)	2018	317,986	-	-	-	174,389	492,375
Chief Executive Officer	2017	87,803	-	-	-	24,195	111,998

Anthony R. Verdi (2)	2018	334,565	-	-	-	15,751	350,316
Chief Financial Officer & Chief Operating Officer	2017	306,250	50,000	-	-	15,702	371,952

Robert J. Oakes (3)	2018	-	-	-	-	9,600	9,600
Vice Chairman & Founder of InsPro Technologies, LLC	2017	75,000	50,000	-	-	372,337	497,337

David J. Medlock	2018	240,000	47,500	-	-	15,359	302,859
Chief Architect	2017	229,402	22,500	-	18,604	12,346	282,852

(1)       Mr. Caldwell has served as one of our directors and as one of the Co-Chairman of our board of directors from April 2008 through November 24, 2009, serves as our Chairman since November 24, 2009 and served as our Chief Executive Officer from January 26, 2015, through October 9, 2017. Mr. Caldwell’s compensation received subsequent to October 9, 2017, was that of a non-employee director and is included in the tables and disclosures with all other non-employee directors. Mr. Caldwell has assigned all of his compensation to the Co-Investment Fund II, L.P.

(2)       Mr. Verdi was appointed as our Chief Financial Officer on November 10, 2005, Chief Operating Officer on April 1, 2008, interim Principal Executive Officer on June 20, 2008 and Principal Executive Officer from May 18, 2011 through January 25, 2015 and appointed our President and Chief Executive Officer on October 30, 2018.

(3)       Mr. Oakes was appointed as President of our subsidiary InsPro Technologies, LLC on October 1, 2007 concurrently with the closing of our acquisition of InsPro Technologies, LLC and from January 26, 2015, through March 26, 2017, served as Vice Chairman of our board of directors. Mr. Oakes resigned as an employee effective June 30, 2017, and his compensation received as a non-employee director is excluded. Mr. Oakes resigned from our board of directors on March 26, 2018.

(4)       Mr. Anderson was appointed Chief Executive Officer on October 9, 2017. Mr. Anderson resigned as Chief Executive Officer and as a member of our board of directors on October 30, 2018 and his employment terminated effective November 2, 2018. All amounts owed to Mr. Anderson subsequent to the termination of his employment are included in All Other Compensation.

(5)       Mr. Oakes received a $50,000 bonus in 2017 as consideration for his agreement to delay the effective date of his resignation until June 30, 2017. Mr. Verdi received a discretionary bonus of $50,000 in 2017, which was approved by the Company’s Board. Mr. Medlock received a $45,000 and $22,500 bonus in 2018 and 2017, respectively, as part of a stay bonus arrangement. Mr. Medlock received a discretionary bonus of $2,500 in 2018.

(6)       There were no stock awards or stock option awards to any of the named executive officers for the fiscal years ended December 31, 2018 and December 31, 2017.

(7)       All other compensation paid to our named executive officers in the fiscal year ended December 31, 2018 consisted of the following:

Name	Payments for Auto and Equipment ($) (a)	Company Paid Health, Life and Disability Insurance ($) (b)	Severance ($) (f)	Company Matching of Employee 401(k) Contributions $ (c)	Post Employment Consulting Fees $ (d)	Reimbursement of Personal Expenses $ (e)	Total ($)

David M. Anderson	500	21,267	99,872	2,750	-	50,000	174,389

Anthony R. Verdi	12,600	619	-	2,532	-	-	15,751

Robert J. Oakes	-	-	-	-	9,600	-	9,600

David J. Medlock	600	12,304	-	2,455	-	-	15,359

(a)       Payments for auto and equipment represent monthly allowances for auto and cell phones.

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

(c)       Company matching of employee 401(k) contributions represents 25% of the employee’s contribution up to 4% of the employee’s compensation, which were fully vested for Messrs. Anderson, Verdi and Medlock.

(d)        Mr. Oakes received consulting fees of $9,600 in July through December 2017, as a non-employee for sales and marketing management and advisory services.

(e)        Mr. Anderson monthly received $5,000 as a personal living allowance in the months of January through October 2018 in accordance with his employment agreement.

(f)        On November 2, 2018, the Company and Mr. Anderson entered into a Separation Agreement and Mutual Release, which provides for the payment of certain severance and other benefits to Mr. Anderson, including salary continuation for three months from November 2, 2018, and the monthly reimbursement for payments Mr. Anderson makes for coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for the period beginning on December 1, 2018 and ending February 28, 2019

(8)       Option awards to our named executive officers in the fiscal years ended December 31, 2018 and 2017 consisted of a warrant granted to Mr. Medlock to purchase 25,000 shares of the Company’s Series A convertible preferred stock as listed in the following:

Name	Fiscal Year	Fair Value at Date of Grant ($)	Number of Options Granted (#)	Option Exercise Price ($)	Closing Stock Price on the Date of Grant ($)	Date of Grant	Expected Volatility	Risk Free Interest Rate	Expected Life in Years	Assumed Dividend Yield

Donald R.	2018	-	-	-	-	-	-	-	-	-
Caldwell	2017	-	-	-	-	-	-	-	-	-

David M.	2018	-	-	-	-	-	-	-	-	-
Anderson	2017	-	-	-	-	-	-	-	-	-

Anthony	2018	-	-	-	-	-	-	-	-	-
R. Verdi	2017	-	-	-	-	-	-	-	-	-

Robert J.	2018	-	-	-	-	-	-	-	-	-
Oakes	2017	-	-	-	-	-	-	-	-	-

David J.	2018	-	-	-	-	-	-	-	-	-
Medlock	2017	18,604	25,000	4.000	0.038	42,963.000	2.610	0.010	5.000	-

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the outstanding equity awards held by our named executive officers for the year ended December 31, 2018. There have been no stock awards granted in 2018.

Option Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name		Exercisable	Unexercisable

Donald R. Caldwell		-	-	-	-	-

David M. Anderson		-	-	-	-	-

Anthony R. Verdi		-	-	-	-	-

Robert J. Oakes		-	-	-	-	-

David J. Medlock	(a)	25,000	-	-	-	8/16/2022
	(b)	133,333	66,667	-	0.10	3/27/2020

(a)	Warrant to purchase 25,000 shares of the Company’s Series A convertible preferred stock at an exercise price of $4.00 per share.

(b)	An option to purchase 200,000 shares of the Company’s common stock.

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

Employment, Severance and Other Agreements

David M. Anderson

On October 9, 2017 the Company and Mr. David M. Anderson entered into a written employment agreement (the “Employment Agreement”) for an initial one-year term, which automatically extended for successive one-year terms unless either the Company or Mr. Anderson provides notice of non-renewal prior to the expiration of the then current term. Pursuant to the Employment Agreement, Mr. Anderson received a base salary of $380,000 per year. Mr. Anderson was eligible to receive an annual bonus for each calendar year, commencing with the 2018 calendar year, based on individual and corporate performance goals established by the Company’s Board. Mr. Anderson was eligible to participate in the Company’s employee benefit plans as in effect from time to time on the same basis as generally made available to other senior executives of the Company.

In addition, the Employment Agreement also provided for certain payments and benefits in the event of a termination of his employment under specific circumstances. If, during the term of the Employment Agreement, his employment is terminated by the Company other than for “cause” or death, or by Mr. Anderson for “good reason” (each as defined in the Employment Agreement), he would be entitled to (1) continuation of his base salary at the rate in effect immediately prior to the termination date for 12 months following the termination date, (2) a lump sum payment equal to a pro-rata portion of his annual bonus as calculated based on the number of days worked in the year in which termination occurs, which bonus will be paid at the same time as bonuses are paid to other employees of the Company, and (3) if Mr. Anderson is eligible for and timely elects to receive continued health coverage under the Company’s health plan under COBRA, reimbursement of the cost of continuing coverage of the applicable benefit plans under COBRA until the earlier of (A) the date on which Mr. Anderson first becomes covered by any other equally advantageous health plan and (B) 12 months following the termination date.

The Employment Agreement also provided for a monthly allowance equal to $5,000 per month, starting in October 2017 through October 31, 2018, to assist in offsetting Mr. Anderson’s travel commuting to and from his home in North Carolina and for his temporary living expenses in Pennsylvania. Furthermore the Employment Agreement also provides for a reimbursement of his out of pocket relocation expenses incurred through October 31, 2018, up to $25,000.

Pursuant to the Employment Agreement, Mr. Anderson also agreed to customary restrictions with respect to the disclosure and use of the Company’s confidential information, and has agreed that work product or inventions developed or conceived by him while employed with the Company relating to its business is the Company’s property. In addition, during the term of his employment and for the 18 month period following his termination of employment for any reason, other than his termination without “cause” or his resignation for “good reason” (each as defined in the Employment Agreement), Mr. Anderson has agreed not to (1) perform services on behalf of a competing business which was the same or similar to the types services he was authorized, conducted, offered or provided to the Company, (2) solicit, seek to employ, or seek to retain any of the Company’s employees, independent contractors or outside agents of the Company, or (3) make any written or oral statements that are maliciously false or defamatory about the Company.

On October 24, 2018, David M. Anderson resigned as the Chief Executive Officer and as a member of the Board of the Company. The resignation was not the result of any disagreement between the Company and Mr. Anderson on any matter relating to the Company’s operations, policies or practices. On November 2, 2018, the Company and Mr. Anderson entered into a Separation Agreement and Mutual Release (the “Separation Agreement”). The Separation Agreement provides for the payment of certain severance and other benefits (“Severance”) to Mr. Anderson, including the following: (a) salary continuation for three months from November 2, 2018, in accordance with the Company’s normal monthly payroll practices, (b) the monthly reimbursement for payments Mr. Anderson makes for coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for the period beginning on December 1, 2018 through ending February 28, 2019 and (c) the waiver of Mr. Anderson’s obligation to repay to the Company the relocation benefits paid to Mr. Anderson as set forth in the Employment Agreement.

Donald R. Caldwell

Our board of directors appointed Mr. Caldwell Chief Executive Officer and Chairman of our board of directors on January 26, 2015, with an annual salary of $1. Mr. Caldwell resigned as Chief Executive Officer and as an employee on October 9, 2017 effective with the appointment of Mr. Anderson as the Company’s Chief Executive Officer.

Anthony R. Verdi

Pursuant to an amended and restated employment agreement Mr. Verdi serves as our President, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. His amended and restated employment agreement automatically renewed for a one year term on March 31, 2018, and, if not terminated, will automatically renew for one year periods. His annual base salary was $225,000 per year from March 31, 2008 through May 30, 2011 and was then increased by the board of directors to $250,000 effective June 1, 2011, increased to $300,000 effective November 1, 2015, increased to $325,000 effective October 1, 2017 and increased to $380,000 effective October 30, 2018. He is entitled to receive such bonus compensation as a majority of our board of directors may determine from time to time.

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

David J. Medlock

Pursuant to an employment agreement Mr. Medlock serves as our Chief Architect. His employment agreement automatically renewed for a one year term on March 27, 2019, and, if not terminated, will automatically renew for one year periods. His annual base salary was $180,000 per year from March 27, 2015 through July 1, 2015, was then increased to $210,000 effective July 1, 2015, was then increased to $220,000 effective November 1, 2015, was then increased to $235,000 effective August 16, 2017, and was then increased to $240,000 effective October 1, 2017. He is entitled to receive such bonus compensation programs available to executive employees of the Company and InsPro Technologies, LLC.

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

Pursuant to Mr. Oakes employment agreement Mr. Oakes received his $300,000 base annual salary, plus the continuation of his employee benefits for a period of 12 months, less all applicable taxes. Also pursuant to Mr. Oakes employment agreement, he was subject to a non-competition and non-solicitation provision for a period starting June 30, 2017 through June 30, 2018.

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

As a result of Mr. Daley’s termination without cause or for good reason, he received his then current base annual salary, plus unpaid accrued employee benefits, which is primarily accrued vacation, for a period of six months, less all applicable taxes during 2017.

Compensation of Directors

The following table sets forth information concerning the compensation of all individuals who served on our board of directors during the fiscal year ended December 31, 2018. There were no option awards and no non-equity incentive plan compensation or nonqualified deferred compensation earnings paid to any of our directors for the year ended December 31, 2018. Directors who are employees receive no additional or special compensation for serving as directors. All compensation for Messrs. Anderson, Oakes and Verdi is included in the Summary Compensation Table. Mr. Caldwell’s compensation as a non- employee director subsequent to October 9, 2017, and Mr. Oakes compensation as a non-employee director subsequent to June 30, 2017, appears in the following table. Messrs. Tecce and Caldwell have assigned all of their compensation to The Co-Investment Fund II, L.P. Messrs. Tecce and Caldwell are stockholders, directors and officers of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of The Co-Investment Fund II, L.P.

Name		Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Total ($)

Michael Azeez		6,500	-	-	6,500

Donald R. Caldwell	(2)	8,000	-	-	8,000

John Harrison	(4)	1,500	-	-	1,500

Kenneth Harvey		6,000	-	-	6,000

Alan Krigstein		6,000	-	-	6,000

Robert J. Oakes	(3)	-	-	-	-

Sanford Rich		8,000	-	-	8,000

L.J. Rowell	(5)	4,000	-	-	4,000

Paul Soltoff	(6)	-	-	-	-

Frederick Tecce	(2)	4,500	-	-	4,500

Edmond Walters		4,500	-	-	4,500

(1)	Represents board and committee meeting fees paid to our directors under our Non-Employee Director Compensation Plan.

(2)	Messrs. Caldwell and Tecce have assigned all of their board compensation to The Co-Investment Fund II, L.P.

(3)	Mr. Oakes became a non-employee director of the Company effective with his June 30, 2017 resignation as an employee. Mr. Oakes resigned from our board of directors on March 26, 2018, and he received no compensation as a non-employee director in 2018.

(4)	Mr. Harrison resigned from our board of directors on April 2, 2018.

(5)	Mr. Rowell resigned from our board of directors on August 16, 2018.

(6)	Mr. Soltoff resigned from our board of directors on March 1, 2018, and he received no compensation as a non-employee director in 2018.

The following table sets forth information concerning the aggregate number of options and warrants available, which are options or warrants issued, outstanding and exercisable, for non-employee directors as of December 31, 2018.

Aggregate Number of Options/Warrants Available as of December 31, 2018

Michael Azeez (b)	30,000

Donald Caldwell (a)	-

Kenneth Harvey (b)	300,000

Alan Krigstein (c)	-

Sanford Rich (b)	30,000

Frederick Tecce (a)	-

Edmond Walters (b)	30,000

(a)	Messrs. Caldwell and Tecce have assigned all of their board compensation to The Co-Investment Fund II, L.P.

(b)	Represents warrants to purchase shares of the Company’s Series B Convertible Preferred Stock.

(c)	Mr. Krigstein has assigned his equity compensation to Independence Blue Cross, LLC.

Director Compensation Plan

Directors who are employees receive no additional or special compensation for serving as directors. Non-employee directors receive the following compensation under the terms of our Non- Employee Director Compensation Plan, which was amended on December 13, 2011, to remove all equity compensation and annual cash retainer components from the plan and to increase the per Board meeting cash fee effective January 2, 2012:

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows information known by us with respect to the beneficial ownership of our common stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock as of March 29, 2019, for each of the following persons:

•	our directors;

•	our named executive officers;

•	all of our directors, director nominees and executive officers as a group; and

•	each person or group of affiliated persons or entities known by us to beneficially own 5% or more of our common stock, Series A Convertible Preferred Stock or Series B Convertible Preferred Stock.

The number of shares beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the Commission. Under these rules, beneficial ownership includes (i) any shares as to which the individual or entity has sole or shared voting power or investment power and (ii) any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 29, 2019 through the exercise of any warrant, stock option or other right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying options and warrants that are exercisable within 60 days of March 29, 2019 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The following table is based on 41,673,655 shares of Common Stock, 1,270,250 shares of Series A Convertible Preferred Stock, 5,307,212 shares of Series B Convertible Preferred Stock, and 1,254,175 shares of Series C Convertible Preferred Stock outstanding as of March 29, 2019. Unless otherwise indicated, the address of all individuals and entities listed below is InsPro Technologies Corporation, 1510 Chester Pike, 400 Baldwin Tower, Eddystone, Pennsylvania 19022.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially Owned
Directors and Executive Officers:

David M. Anderson	-		Common Stock	*

Michael Azeez	10,766,660	(4)(5)	Common Stock	21.1%
	463,333	(4)(7)	Series B Preferred Stock	8.7%
	75,000	(4)	Series C Preferred Stock	6.1%
Donald R. Caldwell	95,901,690	(1)(2)	Common Stock	77.1%
	1,250,000	(2)	Series A Preferred Stock	98.4%
	1,887,186	(2)(3)	Series B Preferred Stock	35.2%
	1,000,000	(2)	Series C Preferred Stock	79.7%

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially Owned
David J. Medlock	700,00	(6)	Common Stock	1.7%
	25,000	(9)	Series A Preferred Stock	1.9%

Kenneth Harvey	6,000,000	(11)	Common Stock	12.6%
	300,000	(10)	Series B Preferred Stock	5.7%

Alan Krigstein	-		Common Stock	*

Sanford Rich	715,000	(13)(14)	Common Stock	1.7%
	1,250		Series A Preferred Stock	*
	30,000	(7)	Series B Preferred Stock	*

Frederick Tecce	95,390,594	(1)(2)	Common Stock	91.4%
	1,250,000	(2)	Series A Preferred Stock	98.4%
	1,887,186	(2)(3)	Series B Preferred Stock	35.2%
	1,000,000	(2)	Series C Preferred Stock	79.7%

Anthony R. Verdi	6,085,000	(15)	Common Stock	12.8%
	1,250		Series A Preferred Stock	*
	300,000	(10)	Series B Preferred Stock	5.4%

Edmond Walters	4,104,953	(21)	Common Stock	9.0%
	196,666	(7)	Series B Preferred Stock	3.7%

All directors and executive officers as a group (12 persons)	123,876,217	(1)(2)(4)(5)(6)(9) (11)(13)(14)(15) (16)(17)(18)(21)	Common Stock	94.6%
	1,281,250	(9)	Series A Preferred Stock	98.1%
	3,177,185	(2)(4)	Series B Preferred Stock	55.2%
	1,075,000	(2)(4)	Series C Preferred Stock	86.8%

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially Owned

Holders of More than Five Percent of Our Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock:

The Co-Investment Fund II, L. P.	95,390,594	(16)	Common Stock	91.4%
	1,250,000		Series A Preferred Stock	98.4%
	1,887,186	(3)	Series B Preferred Stock	35.2%
	1,000,000		Series C Preferred Stock	79.7%

Independence Blue Cross	50,600,000	(17)	Common Stock	54.8%
	2,530,000	(7)	Series B Preferred Stock	47.4%

Azeez Investors, LLC	5,666,660	(5)	Common Stock	12.0%
	283,333		Series B Preferred Stock	5.3%

Azeez Enterprises, LP	4,500,000	(20)	Common Stock	10.1%
	150,000		Series B Preferred Stock	2.8%
	75,000		Series C Preferred Stock	6.0%

John Scarpa	4,500,000	(22)	Common Stock	10.1%
	150,000		Series B Preferred Stock	2.8%
	75,000		Series C Preferred Stock	6.0%

Scarpa Family Trust, 2005	4,333,340	(18)	Common Stock	8.8%
	366,667		Series B Preferred Stock	6.9%

Trustmark Insurance Company	40,000,000	(23)	Common Stock	49.0%
	2,000,000	(24)	Series B Preferred Stock	27.4%

Bruce L. Evans	3,562,255	(8)	Common Stock	8.2%
	95,925	(12)	Series C Preferred Stock	7.6%

Alvin H. Clemens	2,292,080	(19)	Common Stock	7.0%

* Less than 1%

(1)	Includes 13,157,970 shares of common stock; 25,000,000 shares underlying 1,250,000 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock; 36,543,720 shares underlying 1,827,186 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock; and 20,000,000 shares underlying 1,000,000 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series C Convertible Preferred Stock, which are beneficially owned by Co-Investment, designee of Cross Atlantic Capital Partners, Inc. Also includes 1,200,000 shares underlying warrants which are exercisable within 60 days of March 29, 2019, to purchase 60,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock, which are beneficially owned by Co-Investment.

(2)	Represents securities owned by Co-Investment, the designee of Cross Atlantic Capital Partners, Inc., of which Frederick Tecce is the managing director and of which Donald R. Caldwell is managing partner. Mr. Caldwell is also a shareholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of Co-Investment. Mr. Caldwell and Mr. Tecce both disclaim beneficial ownership of these securities, except to the extent of their pecuniary interest therein.

(3)	Includes 60,000 underlying shares underlying warrants which are exercisable within 60 days of March 29, 2019, which are beneficially owned by Co-Investment.

(4)	Includes securities owned by Azeez Investors, LLC and Azeez Enterprises, LP. Mr. Azeez is a managing member of Azeez Investors, LLC and Azeez Enterprises, LP. Mr. Azeez disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(5)	Includes 5,666,660 shares underlying 283,333 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(6)	Includes 200,000 shares underlying options which are exercisable within 60 days of March 29, 2019. Includes 500,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2019, to purchase 25,000 shares of Series A Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock.

(7)	Includes 30,000 underlying shares for warrants, which are exercisable within 60 days of March 29, 2019.

(8)	Includes 1,766,000 shares underlying 88,300 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series C Convertible Preferred Stock. Includes 149,010 shares of common stock and 152,500 shares underlying 7,625 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series C Convertible Preferred Stock, which are beneficially owned by Kathryn M. Evans, wife of Bruce M. Evans.

(9)	Includes 25,000 shares underlying warrants which are exercisable within 60 days of March 29, 2019.

(10)	Includes 300,000 shares underlying warrants, which are exercisable within 60 days of March 29, 2019.

(11)	Includes 6,000,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2019, to purchase 300,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(12)	Includes 7,625 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series C Convertible Preferred Stock, which are beneficially owned by Kathryn M. Evans, wife of Bruce M. Evans.

(13)	Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock.

(14)	Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2019, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(15)	Includes 3,000,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2019, to purchase 150,000 shares of Series A Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 6,000,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2019, to purchase 300,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(16)	Includes 25,000,000 shares underlying 1,250,000 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 37,743,720 shares underlying 1,887,186 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Also includes 1,200,000 shares underlying warrants which are exercisable within 60 days of March 29, 2019, to purchase 60,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock, which are beneficially owned by Co-Investment. Includes 20,000,000 shares underlying 1000,000 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series C Convertible Preferred Stock.

(17)	Includes 50,000,000 shares underlying 2,500,000 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Also includes 600,000 shares underlying warrants which are exercisable within 60 days of March 29, 2019, to purchase 30,000 shares of Series B Convertible Preferred Stock, which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(18)	Includes 3,666,670 shares underlying warrants which are exercisable within 60 days of March 29, 2019. Includes 7,333,340 shares underlying 366,667 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(19)	Includes 1,000,000 shares of common stock held by The Clemens-Beaver Creek Limited Partnership, of which Alvin H. Clemens is the general partner. Also includes 100,000 shares held by Mr. Clemens’s minor children.

(20)	Includes 3,000,000 shares underlying 150,000 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Also includes 1,500,000 shares underlying 75,000 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series C Convertible Preferred Stock.

(21)	Includes 3,333,320 shares underlying 166,666 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2019, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(22)	Includes 3,000,000 shares underlying 150,000 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Also includes 1,500,000 shares underlying 75,000 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series C Convertible Preferred Stock.

(23)	Includes 40,000,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2019, to purchase 2,000,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(24)	Includes 2,000,000 shares underlying warrants, which are exercisable within 60 days of March 29, 2019.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2018:

EQUITY COMPENSATION PLAN

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)

Equity compensation plans approved by security holders	700,000	$0.10	28,296,980

Equity compensation plans not approved by security holders(1)(2)(3)	16,900,000	$0.15	0

Total(1)(2)(3)	17,600,000	$0.15	28,296,980

(1)	On August 16, 2017, the board of directors of the Company granted a warrant to purchase 25,000 shares of Series A Preferred Stock to Mr. Medlock. This warrant will expire on August 16, 2022.

(2)	Includes warrants issued as compensation on May 22, 2014, which were not part of an equity compensation plan that was approved by security holders, to Messrs. Harvey and Verdi to purchase in aggregate 300,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), at an exercise price equal to $3.00 per share for a period of five years from the grant date of the warrants. Also includes warrants issued as compensation on May 22, 2014, which were not part of an equity compensation plan that was approved by security holders, to Messrs. Adamsky, Azeez, Caldwell, Rich and Walters to each purchase in aggregate 30,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share for a period of five years from the grant date of the warrants. Messrs. Adamsky and Caldwell assigned all of their board compensation including the aforementioned warrants to The Co-Investment Fund II, L.P. Also includes warrants issued as compensation on August 14, 2014, which were not part of an equity compensation plan that was approved by security holders, to Mr. Krigstein to purchase in aggregate 30,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share until May 22, 2019. Mr. Krigstein assigned the aforementioned warrants to Independence Blue Cross, LLC. All of the aforementioned warrants are immediately exercisable and non-transferrable. Each share of Series B Preferred Stock is convertible into 20 shares of common stock, subject to adjustment, at the option of the holder of the Series B Preferred Stock. Also includes warrants granted on November 13, 2015 to Mr. Medlock who received warrants to purchase 40,000 shares of the Company’s Series B Preferred Stock, which were immediately exercisable and will expire on November 13, 2020.

(3)	Assumes the warrants to purchase 25,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share are converted into 20 shares of common stock for each share of Series A Preferred Stock, or 500,000 shares of common stock in aggregate, with an exercise price of $0.20 per common stock share. Also assumes the warrants to purchase in aggregate 820,000 shares of Series B Preferred Stock at an exercise price equal to $3.00 per share are converted into 20 shares of common stock for each share of Series B Preferred Stock, or 16,400,000 shares of common stock in aggregate, with a weighted average exercise price of $0.15 per common stock share.

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

Director Independence

Although our common stock is not listed on NASDAQ and, as a result, we are not subject to NASDAQ’s listing standards, we voluntarily strive to comply with such standards. As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by a company’s board of directors. Our board of directors, in applying the standards for independence as defined by Rule 4200(a)(15) of the NASDAQ listing standards and Rule 10A-3(b)(1)(ii) promulgated by the Commission, has affirmatively determined that Messrs. Azeez, Harvey, Krigstein, Rich, Tecce and Walters are “independent” directors and that Messrs. Harrison, Rowell and Soltoff were an “independent” director during the time they served on our board of directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of Assurance Dimensions, Inc. for the years ended December 31, 2018 and 2017, are set forth below:

	2018 Fees	2017 Fees

Audit Fees (1, 2)	$87,500	$87,500
Audit Related Fees (3)	-	2,500
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$87,500	$90,000

(1)	On May 11, 2017, the Company formally engaged Assurance Dimensions, Inc. to serve as the Company’s independent registered public accounting firm. The engagement was due to the merger of the Company’s existing certifying accountant, D’Arelli Pruzansky, P.A., and Assurance Dimensions, Inc. The decision to engage Assurance Dimensions, Inc. as our independent registered public accounting firm was approved by the Company’s Audit Committee on May 11, 2017.

(2)	Audit fees were for professional services rendered for the audit and interim quarterly reviews of our consolidated financial statements, which are normally provided in connection with statutory and regulatory filings or engagements.

(3)	Audit-related fees were for professional services rendered for the review of the Company’s registration statement on Form S-1.

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

The following documents are filed as part of this Form 10-K:

1.          Financial Statements. See Financial Statements on page F-1 of this Annual Report on Form 10-K.

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

3.12	Certificate of Amendment to Certificate of Incorporation filed August 20, 2014 (incorporated by reference to Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Commission on March 30, 2018).

3.13	Certificate of Amendment to Certificate of Incorporation filed August 25, 2015 (incorporated by reference to Exhibit 3.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Commission on March 30, 2018).

3.14	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Commission on March 30, 2018).

3.15	Certificate of Designation of Series C Convertible Preferred Stock of InsPro Technologies Corporation, filed with the Secretary of State of the State of Delaware on April 19, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 20, 2017).

4.1	Securities Purchase Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.2	Registration Rights Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.3	Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.4	Registration Rights Agreement, dated October 1, 2007, by and among the Company and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

Exhibit Number	Description
4.5	Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.6	Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.7	Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.8	Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.9	Board Representation Agreement, dated March 31, 2008, between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10	Securities Purchase Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.11	Registration Rights Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.12	Preferred Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.13	Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.14	Form of Warrant (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.15	Securities Purchase Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.16	Registration Rights Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.17	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

Exhibit Number	Description
4.18	Board Representation Agreement, dated September 30, 2010, by and between Health Benefits Direct Corporation and Independence Blue Cross (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.19	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.20	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.21	Note Conversion Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.22	Registration Rights Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.23	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.24	Securities Purchase Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.25	Registration Rights Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.26	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.27	Form of Warrant (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on February 1, 2013)

4.28	Securities Purchase Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.29	Registration Rights Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.30	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

Exhibit Number	Description

4.35	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.36	Securities Purchase Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.37	Registration Rights Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.38	Registration Rights Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.39	Form of Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.40	Securities Purchase Agreement, dated October 6, 2015, by and among InsPro Technologies Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

4.41	Registration Rights Agreement, dated October 6, 2015, by and among InsPro Technologies Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

4.42	Form of Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

10.1	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.3	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.4	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

Exhibit Number	Description
10.5	Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

10.6	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.7	Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.8	Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.9	Health Benefits Direct Corporation 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

10.10	InsPro Technologies Corporation Amended and Restated Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2011).

10.11	Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among the Company, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 8, 2014).

10.12	Secured Convertible Promissory Note Purchase Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.13	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.14	Security Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.15	Subordination Agreement, dated as of January 30, 2015, by and among The Co-Investment Fund II, L.P., Silicon Valley Bank, InsPro Technologies Corporation, InsPro Technologies, LLC and Atiam Technologies L.P. (incorporated by reference to Exhibit 10.4 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

Exhibit Number	Description
10.16	Secured Convertible Promissory Note Purchase Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.17	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.18	Amended and Restated Security Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 27, 2015 (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.19	Employment Agreement by and between InsPro Technologies Corporation and David M. Anderson, dated October 9, 2017. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2017).

10.20	Separation Agreement and Mutual Release, dated November 2, 2018, between InsPro Technologies Corporation and David Anderson. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on November 6, 2018).

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of InsPro Technologies Corporation

23.1**	Consent of Assurance Dimensions, Inc.

31.1**	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**            Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSPRO TECHNOLOGIES CORPORATION

By:	/s/ Anthony R. Verdi
Anthony R. Verdi
President, Chief Executive Officer, Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

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

/s/ Anthony R. Verdi	President, Chief Executive Officer, Chief Financial Officer	April 1, 2019
Anthony R. Verdi	(Principal Executive, Financial and Accounting Officer)

/s/ Donald R. Caldwell	Chairman of the Board of Directors	April 1, 2019
Donald R. Caldwell

/s/ Michael Azeez	Director	April 1, 2019
Michael Azeez

/s/ Kenneth Harvey	Director	April 1, 2019
Kenneth Harvey

Director
Alan Krigstein

/s/ Sanford Rich	Director	April 1, 2019
Sanford Rich

Frederick Tecce	Director

Director
Edmond Walters

