Form 10-Q
period 2019-03-31
InsPro Technologies Corp
filed 2019-05-15
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act: None

As of May 15, 2019, there were 41,673,655 outstanding shares of common stock, par value $0.001 per share, 1,270,250 shares of Series A Convertible Preferred Stock, par value $0.001 per share, 5,307,212 shares of Series B Convertible Preferred Stock, par value $0.001 per share, and 1,254,175 shares of Series C Convertible Preferred Stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,816,855	$5,100,660
Accounts receivable, net	2,015,230	3,146,597
Tax receivable	13,000	13,000
Prepaid expenses	304,864	305,643

Total current assets	8,149,949	8,565,900

LONG TERM ASSETS:
Property and equipment, net	1,726,493	594,767
Operating lease right of use asset	934,867	-
Prepaid assets	237,801	-

Total long term assets	2,899,161	594,767

Total assets	$11,049,110	$9,160,667

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$13,905	$39,025
Accounts payable	1,149,313	1,213,758
Accrued expenses	421,713	905,531
Current portion of finance lease obligations	101,036	115,771
Current portion of equipment loans	789,929	-
Current portion of operating lease	311,312	-
Deferred revenue	3,322,114	2,850,976
Income tax payable	141,000	141,000

Total current liabilities	6,250,322	5,266,061

LONG TERM LIABILITIES:
Deferred revenue	875,000	875,000
Finance lease obligations	127,594	150,559
Equipment loans	1,053,625	-
Operating lease	623,555	-

Total long term liabilities	2,679,774	1,025,559

Total liabilities	8,930,096	6,291,620

COMMITMENTS AND CONTINGENCIES: (See Note 8)

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares designated, 1,270,250 shares issued and outstanding (liquidation value $12,702,500)	1,271	1,271
Series B convertible preferred stock; 11,000,000 shares designated, 5,307,212 shares issued and outstanding (liquidation value $15,921,636)	5,307	5,307
Series C convertible preferred stock; 4,000,000 shares designated, 1,254,175 shares issued and outstanding (liquidation value $6,270,875)	1,254	1,254
Common stock ($.001 par value; 750,000,000 shares authorized, 41,673,655 shares issued and outstanding)	41,673	41,673
Additional paid-in capital	65,372,611	65,371,361
Accumulated deficit	(63,303,102)	(62,551,819)

Total shareholders' equity	2,119,014	2,869,047

Total liabilities and shareholders' equity	$11,049,110	$9,160,667

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ending March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Revenues	$3,601,600	$6,187,747

Cost of revenues	3,192,398	3,567,525

Gross profit	409,202	2,620,222

Selling, general and administrative expenses	1,135,057	1,590,254

(Loss) income from operations	(725,855)	1,029,968

Other income (expense):
Interest expense	(25,428)	(6,224)

Total other expense	(25,428)	(6,224)

(Loss) income before income taxes	(751,283)	1,023,744

Provision for income taxes	-	95,000

Net (loss) income	$(751,283)	$928,744

Net (loss) income per common share:
Net (loss) income per common share - basic	$(0.02)	$0.02
Net (loss) income per common share - fully diluted	$(0.02)	$0.00

Weighted average common shares outstanding - basic	41,673,655	41,543,655
Weighted average common shares outstanding - fully diluted	41,673,655	198,306,395

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

UNAUDITED

	Series A Preferred Stock,		Series B Preferred Stock,		Series C Preferred Stock,		Common Stock, $.001
	$.001 Par Value		$.001 Par Value		$.001 Par Value		Par Value

	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)

Balance - December 31, 2017	1,276,750	$1,277	5,307,212	$5,307	1,254,175	$1,254	41,543,655	$41,543	$65,365,386	$(65,030,274)	$384,493

Amortization of deferred compensation									2,349		2,349

Net income for the period										928,744	928,744

Balance - March 31, 2018	1,276,750	$1,277	5,307,212	$5,307	1,254,175	$1,254	41,543,655	$41,543	$65,367,735	$(64,101,530)	$1,315,586

Balance - December 31, 2018	1,270,250	$1,271	5,307,212	$5,307	1,254,175	$1,254	41,673,655	$41,673	$65,371,361	$(62,551,819)	$2,869,047

Amortization of deferred compensation									1,250		1,250

Net loss for the period										(751,283)	(751,283)

Balance - March 31, 2019	1,270,250	$1,271	5,307,212	$5,307	1,254,175	$1,254	41,673,655	$41,673	$65,372,611	$(63,303,102)	$2,119,014

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ending March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net (loss) income	$(751,283)	$928,744
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	109,420	57,201
Stock-based compensation	1,250	2,349
Accounts receivable doubtful account expense	-	334,460
Changes in assets and liabilities:
Accounts receivable	1,131,367	(2,234,227)
Prepaid expenses	170,637	110,681
Other current assets	-	3,806
Accounts payable	(64,445)	(272,596)
Accrued expenses	(89,633)	(129,911)
Deferred revenue	471,138	733,934
Income tax payable	-	95,000

Net cash provided by (used in) operating activities	978,451	(370,559)

Cash Flows From Investing Activities:
Purchase of property and equipment	(93,435)	(8,843)

Net cash used in investing activities	(93,435)	(8,843)

Cash Flows From Financing Activities:
Payments on notes payable	(25,120)	(26,931)
Payments on finance leases	(37,700)	(41,362)
Payments on equipment loans	(106,001)	-

Net cash used in financing activities	(168,821)	(68,293)

Net increase (decrease) in cash	716,195	(447,695)

Cash - beginning of the period	5,100,660	5,017,539

Cash - end of the period	$5,816,855	$4,569,844

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$25,428	$6,224
Non cash investing and financing activities:
Equipment acquired through capital leases	$-	$54,727
Equipment and prepaid assets aquired through equipment loans	$1,949,555	$-
Operating lease right of use asset and operating lease liabilities	$934,867	$-

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto and other pertinent information contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Commission”) on April 1, 2019.

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries InsPro Technologies, LLC (“InsPro LLC”), Atiam Technologies GP, LLC, Atiam Technologies, LP, HBDC II, Inc., HBDC Sub, Inc. Corporation, Platinum Partners, LLC and Insurance Specialist Group. All material inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2019 and 2018 include the allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, valuation of deferred tax assets, and deferred revenue.

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable and allowance for uncollectable accounts

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2019 and December 31, 2018, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0 and $0, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and finance leases approximated fair value as of March 31, 2019 and December 31, 2018, because of the relatively short-term maturity of these instruments and their market interest rates.

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
March 31, 2019

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

The Company has adopted FASB ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The Company has not yet filed its tax returns for the tax year ended December 31, 2018. As of March 31, 2019, the tax years ended December 31, 2018, 2017 and 2016 are still subject to audit.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's weighted average common shares outstanding used in computing fully diluted net income per common share include the following:

	For the Three Months Ended March 31,
	2019	2018

Common stock	41,673,655	41,543,655
Conversion of series A convertible preferred stock issued and outstanding into common stock	-	25,535,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	-	106,144,240
Conversion of series C convertible preferred stock issued and outstanding into common stock	-	25,083,500

Shares used in computing fully diluted net income (loss) per share	41,673,655	198,306,395

For the three months ended March 31, 2019, the effects of common stock equivalents and potentially dilutive securities outstanding during this period, are excluded from the calculation of diluted loss per common share because they are anti-dilutive.

For the three months ended March 31, 2018, the effects of options and warrants to purchase the Company’s common stock, which were outstanding during this period, are excluded from the calculation of common stock equivalents because they are out-of-the-money (their exercise prices are greater than the market price of the Company’s Common Stock as of March 31, 2018).

The Company’s issued and outstanding convertible preferred stock is convertible into common stock at a ratio of 20 common shares for each share of preferred stock.

Revenue recognition and deferred revenue

The Company offers InsPro EnterpriseTM on both a licensed and an ASP basis. An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by the Company. Alternatively, on an ASP basis a client leases the InsPro Enterprise software, paying only for that capacity required to support their business. ASP and hosting customers access InsPro Enterprise installed on customers’ servers or on the Company’s servers located at a third party’s site.

The Company’s software maintenance fees apply to both licensed and ASP customers. Maintenance fees cover periodic updates to the application and the InsPro Enterprise help desk.

The Company’s consulting and implementation services are generally associated with the implementation or post-implementation of InsPro Enterprise for either an ASP or licensed client. Implementation services include InsPro Enterprise installation, configuration and modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation. Post-implementation services include these same services to existing customers supporting their ongoing utilization of InsPro Enterprise.

The Company’s revenue is recognized under FASB ASC 606 Revenue from Contracts with Customers (“ASC 606”). See Note 2 Revenue and deferred revenue.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro EnterpriseTM design, development, implementation and testing. Cost of revenues also includes customer management, training and technical support, the cost of third party software and hardware that is sold to clients along with a portion of facilities costs and depreciation. The following table discloses cost of revenue as reported in the statement of operations.

	For the Three Months Ended March 31,
	2019	2018

Compensation, employee benefits and related taxes	$1,683,126	$1,753,933
Professional fees	1,261,317	1,585,905
Depreciation	81,433	40,437
Rent, utilities, telephone and communications	103,463	93,198
Other cost of revenues	63,059	94,052

	$3,192,398	$3,567,525

Selling, general and administrative expenses

Selling, general and administrative expenses include all selling, marketing, and other expenses not classified as cost of revenues. The following table discloses selling, general and administrative expenses as reported in the statement of operations.

	For the Three Months Ended March 31,
	2019	2018

Compensation, employee benefits and related taxes	$654,299	$839,213
Advertising and other marketing	12,888	4,988
Depreciation	27,987	16,764
Rent, utilities, telephone and communications	35,920	39,460
Professional fees	101,941	159,543
Other general and administrative	302,022	530,286

	$1,135,057	$1,590,254

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
March 31, 2019

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2019, the Company had $5,868,457 of cash in United States bank deposits, of which $501,235 was federally insured and $5,367,222 was not federally insured. At December 31, 2018, the Company had $5,161,810 of cash in United States bank deposits, of which $501,177 was federally insured and $4,660,633 was not federally insured.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s customers representing 10% or more of the accounts receivable balances as of the periods listed below.

	March 31, 2019	December 31, 2018

Client #1	28%	35%
Client #2	21%	20%
Client #3	11%	13%
Client #4	11%	-

The following table lists the percentage of the Company’s revenue earned from the Company’s customers representing 10% or more of the revenue earned in each of the periods listed below.

	For the Three Months Ended March 31,
	2019	2018

Client #1	28%	49%
Client #2	18%	14%
Client #3	11%	-

Stock-based compensation

The Company accounts for stock based compensation transactions using a fair-value-based method and recognizes compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied.

In June 2018, the FASB issued updated guidance to simplify the accounting for nonemployee share-based payment transactions. The new guidance generally requires equity-classified nonemployee share-based payment awards to be measured at the grant date, which is the date at which a grantor and grantee reach a mutual understanding of the key terms and conditions of a share-based payment award.  This update generally aligns the accounting for equity-classified share-based payment awards to nonemployees with the measurement date required for employees.  The Company adopted the new guidance on January 1, 2019 and its application did not have a material impact on the Company’s financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Registration rights agreements

At March 31, 2019, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements. Accordingly, no liability in respect thereof was recorded as of March 31, 2019. See Note 5 - Stockholders Equity – Registration and Participation Rights.

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

On January 1, 2018, the Company adopted ASC 606, which provides guidance for revenue recognition. See Note 2 - Revenue and deferred revenue.

On January 1, 2019, the Company adopted ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which provides guidance for accounting for leases with a term greater than 12 months. See Note 6 – Operating and Finance Lease Obligations.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”).” For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses. The new standard is effective for the Company at the beginning of fiscal year 2020. Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date. The adoption of ASU 2016-13 is not expected to have a material effect on the Company’s consolidated financial statements.

Liquidity

During the three months ended March 31, 2019, the Company’s net loss was $751,283 and cash provided by operations was $978,451. As of March 31, 2019, the Company had $5,816,855 of cash, working capital of $1,899,627 and the Company’s shareholders’ equity was $2,199,014.

Our liquidity needs for the next 12 months and beyond are principally for the funding of our operations, payments on equipment loans, finance leases and the purchase of property and equipment. Based on the foregoing, management believes the Company has sufficient funds to finance its operations for twelve months from the date this report was issued.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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

	For the Three Months Ended March 31,
	2019	2018

Professional services	$1,172,625	$3,770,341
ASP and hosting revenue	1,933,344	2,003,891
Maintenance revenue	491,921	382,518
Sale of equipment	-	23,797
Other revenue	3,710	7,200

Total	$3,601,600	$6,187,747

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

Sale of perpetual licenses entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by InsPro Technologies. The Company also sells perpetual licenses for 3rd party software and sells 3rd party equipment to a client in connection with the client’s use of InsPro Enterprise software on hardware owned by the client. We recognize sale of software licenses and sale of equipment revenue at the point in time when control has transferred to the client.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 2 – REVENUE AND DEFERRED REVENUE (Continued)

Effective August 18, 2015, the Company entered into a five year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated third party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective customers for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company materially breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation or seeks protection under bankruptcy during the term of the Reseller Agreement. Under ASC 606, the Company believes the contractual specific refund amounts and time frames pertaining to events that may result in a refund represent separate performance obligations over the duration of the Reseller Agreement (“Reseller Performance Obligations”), which the Reseller Agreement has contractually specified the prices for each separate performance deliverable. Revenue recognition is deemed to be consistent under both ASC 606 and the previous standard.

The unearned portion of the Company’s revenue, which is revenue collected or billed but not yet recognized as earned, has been included in the consolidated balance sheet as a liability for deferred revenue.

The following table discloses changes in unearned revenue as of and for the three months ended March 31, 2019.

As of March 31, 2019

Short Term
Balance at the beginning of the period	$2,850,976
Deferral of revenue	873,040
Reclassification of unearned revenue from long term to short term	-
Recognition of unearned revenue	(401,902)

Balance at the end of the period	$3,322,114

Long Term
Balance at the beginning of the period	$875,000
Deferral of revenue	-
Reclassification of unearned revenue from long term to short term	-
Recognition of unearned revenue	-

Balance at the end of the period	$875,000

Deferral of revenue in the three months ended March 31, 2019 and 2018 was $873,040 and $1,061,088, respectively. This deferred revenue primarily represents annual maintenance fees, which were invoiced at the beginning of customers’ annual maintenance contracts, which pertain to performance obligations not realized as of March 31, 2019 and 2018.

Revenue recognized in the three months ended March 31, 2019 and 2018, which was included in the unearned revenue liability balance at the beginning of each year, was $401,902 and $327,153, respectively, which represents maintenance and professional services performed.

Long term unearned revenue pertains to the portion of the Reseller Fee associated with Reseller Performance Obligations that will occur more than 12 months from March 31, 2019 and 2018, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	March 31, 2019	December 31, 2018
Computer equipment and software	3	$6,399,462	$5,158,316
Office equipment	4.6	145,229	145,229
Leasehold improvements	5.4	81,933	81,933
		6,626,624	5,385,478

Less accumulated depreciation		(4,900,131)	(4,790,711)

		$1,726,493	$594,767

See Note 6 – Operating and Finance Lease Obligations.

The following table discloses depreciation expense as reported in the statement of operations.

	For the Three Months Ended March 31,
	2019	2018

Depreciation included in cost of revenues	$81,433	$40,437
Depreciation included in selling, general and administrative	27,987	16,764
Total depreciation	$109,420	$57,201

NOTE 4 – NOTES PAYABLE AND EQUIPMENT LOANS

Notes Payable

Notes payable at December 31, 2018, consist of two notes payable for insurance premium financing on two of the Company’s insurance policies. The first note commenced on May 3, 2018, has an annual interest rate of 9.98% and consists of 11 monthly payments of principal and interest of $3,204 per month commencing on June 3, 2018 and ending on April 3, 2019. The balance for this note was $12,552 as of December 31, 2018. The second note commenced on July 30, 2018, has an annual interest rate of 8.76% and consists of 9 monthly payments of principal and interest of $5,434.53 per month commencing on September 28, 2018 and ending on May 28, 2019. The balance for this note was $26,473 as of December 31, 2018.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 4 – NOTES PAYABLE AND EQUIPMENT LOANS (continued)

Notes payable at March 31, 2019, consist of two notes payable for insurance premium financing on two of the Company’s insurance policies. The first note commenced on May 3, 2018, has an annual interest rate of 9.98% and consists of 11 monthly payments of principal and interest of $3,204 per month commencing on June 3, 2018 and ending on April 3, 2019. The balance for this note was $3,177 as of March 31, 2019. For the three months ended March 31, 2019, the interest expense incurred on this note was $236. The second note commenced on July 30, 2018, has an annual interest rate of 8.76% and consists of 9 monthly payments of principal and interest of $5,435 per month commencing on September 28, 2018 and ending on May 28, 2019. The balance for this note was $10,728 as of March 31, 2019. For the three months ended March 31, 2019, the interest expense on this note was $559.

Equipment Loans

On January 5, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company to finance the purchase of certain third party perpetual software licenses and software subscription and maintenance. The amount financed was $801,843, which included $756,456 cost of purchased software licenses and software subscription and maintenance services plus $45,387 of applicable sales tax. The financing arrangement commenced on January 5, 2019, has an annual interest rate of 6.1% and consists of 36 equal monthly payments of principal, interest and applicable sales tax of $24,432 commencing on February 1, 2019 and ending on January 1, 2022. The balance for this loan was $740,475 as of March 31, 2019. The Company’s right to use the purchased software licenses and software subscription and maintenance services is contingent on the Company remaining in compliance with the terms of this loan. As of March 31, 2019, the Company is in compliance with this loan. For the three months ended March 31, 2019, the interest expense on this loan was $11,926.

On February 28, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company to finance the purchase of perpetual software licenses for third party software products. The amount financed was $1,147,712. The financing arrangement has an annual interest rate of 7.13% and consists of 24 equal monthly payments of principal, interest of $51,456, which commenced in March, 2019 and will end on February 1, 2021. The balance for this loan was $1,103,079 as of March 31, 2019. The Company’s right to use the purchased software licenses and software subscription and maintenance services is contingent on the Company remaining in compliance with the terms of this loan. As of March 31, 2019, the Company is in compliance with this loan. For the three months ended March 31, 2019, the interest expense on this loan was $6,823.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

The Company was authorized to issue 750,000,000 shares of common stock, respectively, with a par value of $0.001 per share (“Common Stock”). As of March 31, 2019 and December 31, 2018, the Company had 41,673,655 shares of its Common Stock issued and outstanding.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Series A Preferred Stock

The board of directors of the Company (the “Board”) has designated 3,437,500 shares of Series A Convertible Preferred Stock, with a par value $0.001 per share (“Series A Preferred Stock”). As of March 31, 2019 and December 31, 2018, the Company had 1,270,250 shares of its Series A Preferred Stock issued and outstanding.

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

For so long as any shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series A Preferred Stock is required to approve any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series A Preferred Stock or any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series A Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series A Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series A Preferred Stock with an amount per share equal to two and a half (2.5) times the Series A Preferred Stock original issue price, or $12,702,500, in aggregate for all issued and outstanding Series A Preferred Stock.

Series B Preferred Stock

The Board has designated 11,000,000 shares of Series B Convertible Preferred Stock, with a par value $0.001 per share (“Series B Preferred Stock”). As of March 31, 2019 and December 31, 2018, the Company had 5,307,212 of its Series B Preferred Stock issued and outstanding.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

As of March 31, 2019 and December 31, 2018, upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price, or $15,921,636 in aggregate, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred Stock times $3.00. Series B Preferred Stock is senior to Series A Preferred Stock, and junior to the Series C Preferred Stock, as it pertains to liquidation preferances.

Each share of Series B Preferred Stock is convertible into 20 shares of Common Stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock.

For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (A) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (B) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal the Series B Preferred Stock original issue price, or $15,921,636, in aggregate for all issued and outstanding Series B Preferred Stock.

Series C Preferred Stock

The Board has designated 4,000,000 shares of Series C Convertible Preferred Stock, with a par value $0.001 per share (“Series C Preferred Stock”). As of March 31, 2019 and December 31, 2018, the Company had 1,254,175 of its Series C Preferred Stock issued and outstanding.

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
March 31, 2019

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

For so long as any shares of Series C Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series C Preferred Stock is required to approve (A) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series C Preferred Stock or (B) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series C Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series C Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series C Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series C Preferred Stock with an amount per share equal to two and a half (2.5) times the Series C Preferred Stock original issue price, or $6,270,875, in aggregate for all issued and outstanding Series C Preferred Stock.

Stock Options

There are 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 28,296,980 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options and warrants in the amount of $1,250 and $2,349 for the three months ended March 31, 2019 and 2018, respectively.

The value of equity compensation not yet expensed pertaining to unvested equity compensation for options to purchase common stock was $5,000 as of March 31, 2019, which will be recognized over a weighted average 1.1 years in the future.

A summary of the Company's outstanding stock options to purchase Common Stock is as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
(in years)

Outstanding at December 31, 2018	700,000	$0.10	$0.05	2.0	$-

For the period ended March 31, 2019
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-

Outstanding at March 31, 2019	700,000	$0.10	$0.05	1.7	$-
Outstanding and exercisable at March 31, 2019	575,000	$0.10	$0.05	1.7	$-

(1) The aggregate intrinsic value is based on the $0.063 closing price as of March 31, 2019, for the Company’s Common Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock Warrants

The Company has no outstanding common stock warrants as of March 31, 2019 and December 31, 2018.

Series A Preferred Stock Warrants

Outstanding warrants to purchase the Company’s Series A Preferred Stock at March 31, 2019, have a remaining contractual life of 3.4 years. A summary of the status of the Company's outstanding Series A Preferred Stock warrants is as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2018	25,000	$4.00

For the period ended March 31, 2019
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at March 31, 2019	25,000	$4.00

Series B Preferred Stock Warrants

Outstanding preferred stock warrants to purchase the Company’s Series B Preferred Stock at March 31, 2019, have a remaining contractual life of 0.1 years. A summary of the status of the Company's outstanding Series B Preferred Stock warrants is as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2018	2,820,000	$3.00

For the period ended March 31, 2019
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at March 31, 2019	2,820,000	$3.00

Registration and Participation Rights

As of March 31, 2019, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 6 – OPERATING AND FINANCE LEASE OBLIGATIONS

On May 10, 2018, InsPro LLC and Baldwin Tower Office Building, LLC (“Landlord”) entered into an eighth amendment to the lease agreement between InsPro LLC and the Landlord for the Company’s Eddystone Pennsylvania office (“Lease Agreement” and “Operating Lease”), whereby InsPro LLC and Landlord agreed to amend the Lease Agreement to extend the term through January 31, 2022 for 17,567 of rentable square feet at a monthly cost of $30,010 for the period February 1, 2019 through January 31, 2022. InsPro LLC may terminate the Lease Agreement effective January 31, 2021, provided InsPro LLC notifies Landlord of an early termination and pays Landlord an early termination fee of $30,000 by October 31, 2020.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance.  We adopted ASU 2016-02 effective January 1, 2019, on a modified retrospective basis, without adjusting comparative periods presented. Effective January 1, 2019, the Company established a right-of-use model (ROU) asset in the amount of $1,009,878, an operating lease liability - current in the amount of $307,010 and operating lease liability – long term in the amount of $702,868 for the Lease Agreement, which is the Company’s only lease with a term greater than 12 months. The adoption of ASU 2016-02 did not materially affect our consolidated statement of operations or our consolidated statements of cash flows. We made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet and to recognize all lease payments for leases with a term greater than 12 months on a straight-line basis over the lease term in our consolidated statements of operations.

Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Company’s statement of operations.

The Company’s subsidiary, InsPro LLC, has entered into several finance lease obligations to purchase equipment used for operations (“Finance Leases”). The Company has the option to purchase the equipment at the end of each finance lease agreement for one dollar.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 6 – OPERATING AND FINANCE LEASE OBLIGATIONS (continued)

Lease expense is reported in the statement of operations as follows:

	For the Three Months Ended March 31,
	2019	2018

Lease expense is reported in the statement of operations as follows:

Operating lease expense

Cost of revenues	$67,750	$63,576

Selling, general and administrative expenses	22,280	24,991

Total operating lease expense	$90,030	$88,567

Finance lease expense

Interest expense	$5,884	$5,320

Supplemental cash flow information related to leases is as follows:

	For the Three Months Ended March 31,
	2019	2018

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$90,030	$88,567
Financing cash flows from finance leases	$37,700	$41,362

Right-of-use assets obtained in exchange for operating lease obligations	$1,009,878
Equipment acquired through finance lease obligations	$-	$54,727

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 6 – OPERATING AND FINANCE LEASE OBLIGATIONS (continued)

Supplemental balance sheet information related to leases is as follows:

	March 31, 2019	December 31, 2018
Operating Lease

Operating lease right-of-use-asset	$934,867

Operating lease - current liability	$311,312
Operating lease - long term liability	623,555

Total operating lease liabilities	$934,867

Finance Leases

Property and equipment, gross	$1,900,711	$1,900,711
Accumulated depreciation	(1,693,485)	(1,654,075)

Property and equipment, net	$207,226	$246,636

Finance leases - current liabilities	$101,036	$115,771
Finance leases - long term liabilities	127,594	150,559

Total finance lease liabilities	$228,631	$266,330

Weighted average remaining lease term (years)
Operating lease	2.8	-
Finance leases	2.7	2.7

Weighted average discount rate
Operating lease	6.1%	-
Finance leases	9.2%	9.3%

Future payments required under Operating Lease and Finance Leases at March 31, 2019, are as follows:

	Operating Lease	Finance Leases

Nine months ending December 31, 2019	$270,093	$91,124
2020	360,123	89,124
2021	360,123	36,165
2022	30,010	27,516
2023	-	13,758

Total future payments	1,020,350	257,686
Less amount representing interest	85,483	29,056

Total future payments less interest	934,867	228,630
Less current portion	311,312	101,036

Long-term portion	$623,555	$127,594

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. An employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007, the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation. Effective January 1, 2019, the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 6% of the employee’s compensation. The contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $25,688 and $18,486 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Future minimum payments required under service agreements as of March 31, 2019, are as follows:

Nine months ending December 31, 2019	$444,155
2020	174,813
2021	135,887

Total	$754,855

As of December 31, 2018, accrued liabilities included $394,185 pertaining to InsPro LLC’s purchase of third party perpetual software licenses and software subscription and maintenance services. On January 5, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company to finance this amount plus the cost of additional services. See Note 4 – Notes Payable and Equipment Loans.

On October 24, 2018, David M. Anderson resigned as the Chief Executive Officer and as a member of the Board. The resignation was not the result of any disagreement between the Company and Mr. Anderson on any matter relating to the Company’s operations, policies or practices. On November 2, 2018, the Company and Mr. Anderson entered into a Separation Agreement and Mutual Release (the “Separation Agreement”). The Separation Agreement provides for the payment of certain severance and other benefits (“Severance”) to Mr. Anderson, including the following: (a) salary continuation for three months from November 2, 2018 in accordance with the Company’s normal monthly payroll practices, (b) the monthly reimbursement for payments Mr. Anderson makes for coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for the period beginning on December 1, 2018 through ending February 28, 2019 and (c) the waiver of Mr. Anderson’s obligation to repay to the Company the relocation benefits paid to Mr. Anderson as set forth in the Employment Agreement. As of December 31, 2018, the Company recorded approximately $103,417 of severance expense as a result of the Separation Agreement, which has been paid to Mr. Anderson as of March 31, 2019.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 9 - INCOME TAXES

The Company has net operating loss carry forwards for federal income tax purposes of approximately $47,020,000 at March 31, 2019, the unused portion of which expires in years 2026 through 2038. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 (“IRC 382”) places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50 percent change in ownership). The issuance of the Company’s Series A Preferred Stock on January 15, 2009 resulted in a change of control as defined under IRC 382.

Components of income taxes were as follows:

	For the Three Months Ended March 31,
	2019	2018

Federal	$-	$-
State	-	95,000
	$-	$95,000

The differences between the Company’s effective tax rate and the statutory federal rate were as follows:

	For the Three Months Ended March 31,
	2019	2018

U.S. statutory rate	21.0%	21.0%
State income taxes	8.0%	8.0%
Amortization/impairment of acquisition related assets	0.1%	(0.1)%
Stock based compensation	0.0%	0.1%
Other permanent differences	0.2%	0.4%
Valuation allowance	(29.3)%	(20.1)%
	0.0%	9.3%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the periods ended March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018

Deferred tax assets:
Net operating loss carryforward	$11,663,571	$11,435,167
Depreciation	(10,414)	(2,436)
Compensation expense	53,804	53,804
Deferred revenue	449,500	449,500
Total deferred tax asset	12,156,461	11,936,035

Deferred tax liabilities	-	-
Net deferred tax asset	12,156,461	11,936,035
Less: valuation allowance	(12,156,461)	(11,936,035)
	$-	$-

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

NOTE 9 - INCOME TAXES (Continued)

The Company has fully reserved the deferred tax asset in excess of the deferred tax liabilities due to the limitation on taxable income that can be offset by net operating loss carry forwards in future periods under IRC section 382 as a result of changes in control and substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance as of March 31, 2019 was increased by $220,426 as compared to December 31, 2018.

In 2018 the Company wrote off $28,900,000 of Florida state net operating loss carry forwards due to operations in Florida having previously ceased and due to management making the determination that operations would not resume in the state of Florida in future. As a result, the deferred tax asset and related valuation allowance were decreased by approximately $2,300,000.

On December 22, 2017 the Tax Cuts and Jobs Act (H.R. 1) was signed into law. This act includes, among other items, a permanent reduction to the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The new bill reduced the blended tax rate for the Company from 38% to 29% in 2018. The change in the blended tax rate reduced the 2017 net operating loss carry forward deferred tax assets by approximately $4,407,232.

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

Use of Estimates – Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2019 and 2018 include the allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, valuation of deferred tax assets, and deferred revenue. Actual results may differ from these estimates under different assumptions or conditions.

The Company offers InsPro EnterpriseTM on both a licensed and an ASP basis. An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by InsPro Technologies. Alternatively, on an ASP basis a client leases the InsPro Enterprise software, paying only for that capacity required to support their business. ASP and hosting customers access InsPro Enterprise installed on customers’ servers or on the Company’s servers located at a third party’s site.

The Company’s software maintenance fees apply to both licensed and ASP customers. Maintenance fees cover periodic updates to the application and the InsPro Enterprise help desk.

The Company’s consulting and implementation services are generally associated with the implementation or post- implementation of InsPro Enterprise for either an ASP or licensed client. Implementation services include InsPro Enterprise installation, configuration and modification of InsPro Enterprise functionality, client insurance plan set-up, client insurance document design and system documentation. Post-implementation services include these same services to existing customers supporting their ongoing utilization of InsPro Enterprise.

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

Sale of perpetual licenses entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by InsPro Technologies. The Company also sells perpetual licenses for third party software and sells third party equipment to a client in connection with the client’s use of InsPro Enterprise software on hardware owned by the client. Prior to ASC 606 we recognized revenue on the sale of perpetual software licenses and sale of equipment when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts (“Delivery Has Occurred”), the fee is fixed or determinable and collectability is probable. Historically the criteria Delivery Has Occurred has been the last criteria satisfied in terms of determining revenue recognition for sale of software licenses and sale of equipment. Therefore prior to ASC 606 we recognized the sale of software licenses and sale of equipment revenue when Delivery Has Occurred. Under ASC 606, we recognize the sale of software licenses and the sale of equipment revenue at the point in time when control has transferred to the client, which typically is when Delivery Has Occurred. Revenue recognition is deemed to be consistent under both ASC 606 and the previous standard.

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

Effective August 18, 2015, the Company entered into a five year software and services reseller agreement (the “Reseller Agreement”) with an unaffiliated third party (the “Reseller”) whereby the Company granted the Reseller the exclusive right to market InsPro Enterprise to prospective customers for their administration of long term care insurance products for an initial fee of $2,500,000 (the “Reseller Fee”). Pursuant to the Reseller Agreement, the Reseller Fee is fully or partially refundable to the Reseller in the event that the Company materially breaches the Reseller Agreement or the Company becomes insolvent, goes into liquidation or seeks protection under bankruptcy during the term of the Reseller Agreement. Prior to ASC 606 we recognized Reseller Fee revenue whenever a portion of the Reseller Fee was no longer subject to refund. Under ASC 606, the Company believes the contractual specific refund terms represent separate performance obligations over the duration of the Reseller Agreement, which the Reseller Agreement has contractually specified the prices for each separate performance deliverable. Revenue recognition is deemed to be consistent under both ASC 606 and the previous standard.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Revenues

For the three months ended March 31, 2019 (“First Quarter 2019”) and for the three months ended March 31, 2018, (“First Quarter 2018”) our revenues include the following:

	For the Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Dollars	Percentage

Professional services	$1,172,625	$3,770,341	$(2,597,716)	-68.9%
ASP and hosting revenue	1,933,344	2,003,891	(70,547)	-3.5%
Maintenance revenue	491,921	382,518	109,403	28.6%
Sale of equipment	-	23,797	(23,797)	-100.0%
Other revenue	3,710	7,200	(3,490)	-48.5%

Total	$3,601,600	$6,187,747	$(2,586,147)	-41.8%

•	In First Quarter 2019 our professional services revenue decreased primarily as a result of lower implementation services provided to the Company’s largest client as measured by earned revenue in First Quarter 2018 partially offset by higher post-implementation services provided to the Company’s largest client as measured by earned revenue in First Quarter 2019. The Company has largely completed implementation services to our largest client in 2018. Implementation services included assisting customers in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post-implementation services include these same services to existing customers supporting their ongoing utilization of InsPro Enterprise.

•	In First Quarter 2019 our ASP and hosting revenue decreased as a result of the loss of a client in the fourth quarter of 2018 partially offset by increased fees from several existing customers. ASP and hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP and hosting customers’ access InsPro Enterprise installed on customers’ servers or on the Company’s servers located at a third party’s site.

•	In First Quarter 2019 our maintenance revenue increased primarily due to increased fees from several existing customers.

•	In First Quarter 2018 we sold computer equipment to a client in connection with their use of InsPro Enterprise.

•	In First Quarter 2019 other revenue decreased primarily due to lower renewal commissions received in connection with the Company’s former telesales call center and external agent produced agency business. In 2009 the Company ceased selling health and related products to individuals and families through its former non-employee agents.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Dollars	Percentage

Compensation, employee benefits and related taxes	$1,683,126	$1,753,933	$(70,807)	-4.0%
Professional fees	1,261,317	1,585,905	(324,588)	-20.5%
Depreciation	81,433	40,437	40,996	101.4%
Rent, utilities, telephone and communications	103,463	93,198	10,265	11.0%
Other cost of revenues	63,059	94,052	(30,993)	-33.0%

	$3,192,398	$3,567,525	$(375,127)	-10.5%

•	In First Quarter 2019 our salaries, employee benefits and related taxes component of cost of revenues decreased as compared to First Quarter 2018 primarily as a result of lower bonus compensation.

•	In First Quarter 2019 our professional fees component of cost of revenues decreased as compared to First Quarter 2018 primarily as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and a client’s implementation of InsPro EnterpriseTM, which was completed in 2018.

•	In First Quarter 2019 our depreciation expense component of cost of revenues increased as compared to First Quarter 2018 as a result of depreciation associated with the acquisition of certain third party perpetual licenses acquired in late 2018 and in First Quarter 2019, respectively.

•	In First Quarter 2019 our rent, utilities, telephone and communications component of cost of revenues increased as compared to First Quarter 2018 primarily due to a higher allocation of occupancy cost to cost of revenue and a lower allocation of cost to selling, general and administrative expense as a result of changes in employee staffing.

•	In First Quarter 2019 our other cost component of cost of revenues decreased as compared to First Quarter 2018 primarily due to the cost of 3rd party software resold in First Quarter 2018 and lower travel expense. Other cost of revenues consisted of the cost of 3rd party licensed software resold to customers, equipment sold to customers, computer processing incurred primarily to provide ASP and hosting services, hardware and software, travel and entertainment, and office expenses.

Gross (loss) Profit

As a result of the aforementioned factors, we reported a gross loss of $409,202 in First Quarter 2019, as compared to a gross profit of $2,620,222 in First Quarter 2018. The results from operations in First Quarter 2019 were unfavorably impacted by lower professional services revenue.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consisted of the following:

	For the Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Dollars	Percentage

Compensation, employee benefits and related taxes	$654,299	$839,213	$(184,914)	-22.0%
Advertising and other marketing	12,888	4,988	7,900	158.4%
Depreciation	27,987	16,764	11,223	66.9%
Rent, utilities, telephone and communications	35,920	39,460	(3,540)	-9.0%
Professional fees	101,941	159,543	(57,602)	-36.1%
Other general and administrative	302,022	530,286	(228,264)	-43.0%

	$1,135,057	$1,590,254	$(455,197)	-28.6%

•	In First Quarter 2019 our salaries, employee benefits and related taxes decreased as compared to First Quarter 2018 primarily as a result of decreased employee staffing and lower bonus compensation.

•	In First Quarter 2019 our advertising and marketing expense increased primarily as a result of costs associated with Company’s new web site in First Quarter 2019.

•	In First Quarter 2019 our depreciation expense increased as compared to First Quarter 2018 as a result of depreciation associated with the acquisition of certain third party perpetual licenses acquired in late 2018 and in First Quarter 2019, respectively.

•	In First Quarter 2019 our professional fees decreased as compared to First Quarter 2018 primarily due to lower employee recruiting expenses.

•	In First Quarter 2019 our other general and administrative expenses decreased as compared to First Quarter 2018 primarily due $334,460 of bad debt expense associated with receivables from a single client in First Quarter 2018 partially offset by higher computer software subscription and maintenance expense entered into in early 2019.

Operating (loss) income from operations before other expenses and income taxes

As a result of the aforementioned factors, we reported a loss from operations before income taxes of $725,855 in First Quarter 2019, as compared to income of $1,029,968 in First Quarter 2018.

Other expenses

In First Quarter 2019 our interest expense increased as compared to First Quarter 2018 primarily due interest on equipment loans, which originated in First Quarter 2019. Interest expense is attributable to interest on the equipment loans, finance leases and notes payable.

(Loss) income before income taxes

As a result of the aforementioned factors, we reported loss before income taxes of $751,283, in First Quarter 2019, as compared to income before income taxes of $1,023,744 in First Quarter 2018.

Income tax expense

In First Quarter 2019 our tax provision for income taxes was $0 as compared to $95,000 in First Quarter 2018, which consisted of Pennsylvania corporate income tax.

The effective tax rate for First Quarter 2019 differed from the U.S. federal and state statutory rates primarily due a 100% valuation allowance of deferred tax assets.

The effective tax rate for First Quarter 2018 differed from the U.S. federal statutory rate primarily due to net operating losses carried forward from prior years (“NOLs”), which offset 100% of current federal income tax expense. In computing the Company’s state corporate income tax in First Quarter 2018 the Company’s state NOL’s are limited to 35% of the Company’s state income tax.

Net (Loss) Income

As a result of these factors discussed above, we reported net loss of $751,283, or $0.02 per share on a basic and fully diluted basis, in First Quarter 2019, as compared to net income of $928,744, or $0.02 per share basic and $0.00 per share on a fully diluted basis in First Quarter 2018.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2019, we had a cash balance of $5,816,855 and working capital of $1,899,627.

Net cash provided by operations was $978,451 in First Quarter 2019 as compared to net cash used in operations of $370,559 in First Quarter 2018. Impacting our cash flow from operations was our net loss of $751,283 in First Quarter 2019 as compared to net income of $928,744 in First Quarter 2018 and:

•	Decrease in accounts receivable of $1,131,367 in First Quarter 2019, which is primarily the result of the collection of amounts billed in 2018 and decreased billings in First Quarter 2019 to the Company’s largest customer as measured by revenue in 2018.

•	Decrease in prepaid expenses of $170,637 in First Quarter 2019, which is primarily the result of amortization of prepaid insurance and software maintenance.

•	Increase in deferred revenue of $471,138 in First Quarter 2019, which is primarily the result of annual maintenance fees, which have not yet been earned in First Quarter 2019.

•	Increase in deferred revenue of $471,138 in First Quarter 2019, which is primarily the result of annual maintenance fees, which were not yet earned in First Quarter 2019.

In addition to cash used in operating activities, we incurred the following non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $109,420 and $57,201 in First Quarter 2019 and First Quarter 2018, respectively.

•	Recorded stock-based compensation expense of $1,250 and $2,349 in First Quarter 2019 and First Quarter 2018, respectively.

•	Change in allowance for doubtful collection of accounts receivable of $334,460 in First Quarter 2018.

Net cash used in investing activities in First Quarter 2019 was $93,451 as compared to $8,843 in First Quarter 2018. The increase is the result of the increased purchases of computer software and hardware.

Net cash used in financing activities in First Quarter 2019 was $168,821 as compared to $68,293 in First Quarter 2018.

•	Payments on equipment loans of $106,001 in the First Quarter of 2019 pertain to loans to finance the purchase of third party licenses, software subscriptions and software maintenance.

o	On January 5, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company. Payment terms include 36 equal monthly payments of principal, interest and applicable sales tax of $24,432 commencing on February 1, 2019 and ending on January 1, 2022.

o	On February 28, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company. Payment terms include 24 equal monthly payments of principal, interest of $51,456, which commenced in March, 2019 and will end on February 1, 2021.

•	Payments on notes payable pertain to notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	Payments on finance lease obligations pertain to leases to finance the purchase of equipment used for operations.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

Liquidity and Other Considerations

During the three months ended March 31, 2019, the Company’s cash provided by operations was $978,451. As of March 31, 2019, the Company had $5,816,855 of cash, working capital of $1,899,627 and the Company’s shareholders’ equity was $2,199,014.

Our liquidity needs for the next 12 months and beyond are principally for the funding of our operations, payments on equipment loans, finance leases and the purchase of property and equipment. Based on the foregoing, management believes the Company has sufficient funds to finance its operations for twelve months from the date this report was issued.

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

Date: May 15, 2019	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)