Form 10-Q
period 2019-06-30
InsPro Technologies Corp
filed 2019-08-14
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 14, 2019, there were 41,673,655 outstanding shares of common stock, par value $0.001 per share, 1,270,250 shares of Series A Convertible Preferred Stock, par value $0.001 per share, 5,307,212 shares of Series B Convertible Preferred Stock, par value $0.001 per share, and 1,254,175 shares of Series C Convertible Preferred Stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,114,053	$5,100,660
Accounts receivable	2,506,493	3,146,597
Tax receivable	13,000	13,000
Prepaid expenses	492,344	305,643

Total current assets	7,125,890	8,565,900

LONG TERM ASSETS:
Property and equipment, net	1,647,974	594,767
Operating lease right of use asset	858,708	-
Prepaid assets	203,829	-

Total long term assets	2,710,510	594,767

Total assets	$9,836,400	$9,160,667

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$28,294	$39,025
Accounts payable	920,877	1,213,758
Accrued expenses	615,871	905,531
Current portion of finance lease obligations	116,837	115,771
Current portion of equipment loans	825,681	-
Current portion of operating lease	316,494	-
Deferred revenue	3,188,011	2,850,976
Income tax payable	-	141,000

Total current liabilities	6,012,065	5,266,061

LONG TERM LIABILITIES:
Deferred revenue	875,000	875,000
Finance lease obligations	157,598	150,559
Equipment loans	820,067	-
Operating lease	542,214	-

Total long term liabilities	2,394,879	1,025,559

Total liabilities	8,406,944	6,291,620

COMMITMENTS AND CONTINGENCIES: (See Note 8)

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares designated, 1,270,250 shares issued and outstanding (liquidation value $12,702,500)	1,271	1,271
Series B convertible preferred stock; 11,000,000 shares designated, 5,307,212 shares issued and outstanding (liquidation value $15,921,636)	5,307	5,307
Series C convertible preferred stock; 4,000,000 shares designated, 1,254,175 shares issued and outstanding (liquidation value $6,270,875)	1,254	1,254
Common stock ($.001 par value; 750,000,000 shares authorized, 41,673,655 shares issued and outstanding)	41,673	41,673
Additional paid-in capital	65,377,611	65,371,361
Accumulated deficit	(63,997,660)	(62,551,819)

Total shareholders' equity	1,429,456	2,869,047

Total liabilities and shareholders' equity	$9,836,400	$9,160,667

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Month Ending June 30,		For the Six Months Ending June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$3,469,681	$5,083,850	$7,071,281	$11,271,597

Cost of revenues	2,865,785	$3,520,623	$6,058,183	$7,088,148

Gross profit	603,896	1,563,227	1,013,098	4,183,449

Selling, general and administrative expenses	1,261,878	820,052	2,396,936	2,410,307

(Loss) income from operations	(657,982)	743,175	(1,383,838)	1,773,142

Other income (expense):
Interest expense	(36,575)	(6,685)	(62,003)	(12,909)

Total other expense	(36,575)	(6,685)	(62,003)	(12,909)

(Loss) income before income taxes	(694,557)	736,490	(1,445,841)	1,760,233

Provision (benefit) for income taxes	-	(24,000)	-	71,000

Net (loss) income	$(694,557)	$760,490	$(1,445,841)	$1,689,233

Net (loss) income per common share:
Net (loss) income per common share - basic	$(0.02)	$0.02	$(0.03)	$0.04
Net (loss) income per common share - fully diluted	$(0.02)	$-	$(0.03)	$0.01

Weighted average common shares outstanding - basic	41,673,655	41,543,655	41,673,655	41,543,655
Weighted average common shares outstanding - fully diluted	41,673,655	198,756,395	41,673,655	198,756,395

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 UNAUDITED

	Series A Preferred Stock, $.001 Par Value		Series B Preferred Stock, $.001 Par Value		Series C Preferred Stock, $.001 Par Value		Common Stock, $.001 Par Value
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance - December 31, 2017	1,276,750	1,277	5,307,212	5,307	1,254,175	1,254	41,543,655	41,543	65,365,386	(65,030,274)	384,493

Amortization of deferred compensation									2,349		2,349

Net income for the period										928,744	928,744

Balance - March 31, 2018	1,276,750	$1,277	5,307,212	$5,307	1,254,175	$1,254	41,543,655	$41,543	$65,367,735	$(64,101,530)	$1,315,586

Amortization of deferred compensation									1,250		1,250

Net income for the period										760,489	760,489

Balance - June 30, 2018	1,276,750	$1,277	5,307,212	$5,307	1,254,175	$1,254	41,543,655	$41,543	$65,368,985	$(63,341,041)	$2,077,325

Balance - December 31, 2018	1,270,250	1,271	5,307,212	5,307	1,254,175	1,254	41,673,655	41,673	65,371,361	(62,551,819)	2,869,047

Amortization of deferred compensation									1,250		1,250

Net loss for the period										(751,284)	(751,284)

Balance - March 31, 2019	1,270,250	$1,271	5,307,212	$5,307	1,254,175	$1,254	41,673,655	$41,673	$65,372,611	$(63,303,103)	$2,119,013

Amortization of deferred compensation									5,000		5,000

Net loss for the period										(694,557)	(694,557)

Balance - June 30, 2019	1,270,250	$1,271	5,307,212	$5,307	1,254,175	$1,254	41,673,655	$41,673	$65,377,611	$(63,997,660)	$1,429,456

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ending June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net (loss) income	$(1,445,841)	$1,689,233
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	287,682	120,263
Stock-based compensation	6,250	3,599
Accounts receivable doubtful account expense	-	334,460
Changes in assets and liabilities:
Accounts receivable	640,104	(1,985,242)
Prepaid expenses	17,131	(83,401)
Other current assets	-	3,806
Accounts payable	(292,881)	205,666
Accrued expenses	104,525	(641,165)
Deferred revenue	337,035	522,031
Income tax payable	(141,000)	(102,000)

Net cash provided by (used in) operating activities	(486,995)	67,250

Cash Flows From Investing Activities:
Purchase of property and equipment	(112,216)	(67,120)

Net cash used in investing activities	(112,216)	(67,120)

Cash Flows From Financing Activities:
Payments on notes payable	(10,731)	(15,176)
Payments on finance leases	(72,858)	(88,592)
Payments on equipment loans	(303,807)	-

Net cash used in financing activities	(387,396)	(103,768)

Net decrease in cash	(986,607)	(103,638)

Cash - beginning of the period	5,100,660	5,017,539

Cash - end of the period	$4,114,053	$4,913,901

Supplemental Disclosures of Cash Flow Information
Cash payments for income taxes	$141,000	$173,000
Cash payments for interest	$62,003	$12,909
Non cash investing and financing activities:
Equipment acquired through capital leases	$80,963	$228,968
Equipment and prepaid assets acquired through equipment loans	$1,949,555	$-
Operating lease right of use asset and operating lease liabilities	$858,708	$-

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2019 and 2018 include the allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, valuation allowance for deferred tax assets, and deferred revenue.

Cash and cash equivalents

The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable and allowance for uncollectable accounts

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2019 and December 31, 2018, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0 and $0, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and finance leases approximated fair value as of June 30, 2019 and December 31, 2018, because of the relatively short-term maturity of these instruments and their market interest rates.

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
June 30, 2019

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

The Company has adopted FASB ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The Company has filed its tax returns for the tax year ended December 31, 2018. As of June 30, 2019, the tax years ended December 31, 2018, 2017 and 2016 are still subject to audit.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's weighted average common shares outstanding used in computing fully diluted net income per common share include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Common stock	41,673,655	41,543,655	41,673,655	41,543,655
Exercisable options issued to purchase common stock	-	450,000	-	450,000
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,405,000	25,535,000	25,405,000	25,535,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	106,144,240	106,144,240	106,144,240
Conversion of series C convertible preferred stock issued and outstanding into common stock	25,083,500	25,083,500	25,083,500	25,083,500

Shares used in computing fully diluted net income (loss) per share	198,306,395	198,756,395	198,306,395	198,756,395

For the three and six months ended June 30, 2019, the effects of common stock equivalents and potentially dilutive securities outstanding during this period, are excluded from the calculation of diluted loss per common share because they are anti-dilutive.

For the three and six months ended June 30, 2018, the effects of warrants to purchase the Company’s common stock, which were outstanding during this period, are excluded from the calculation of common stock equivalents because they are out-of-the-money (their exercise prices are greater than the market price of the Company’s Common Stock as of June 30, 2018).

The Company’s issued and outstanding convertible preferred stock is convertible into common stock at a ratio of 20 common shares for each share of preferred stock.

Revenue recognition and deferred revenue

The Company offers InsPro EnterpriseTM on both a licensed and an ASP basis. An InsPro Enterprise software license entitles the purchaser a perpetual license to a copy of the InsPro Enterprise software installed at a single client location or hosted by the Company. Alternatively, on an ASP basis a client leases the InsPro Enterprise software, paying only for that capacity required to support their business. ASP and hosting customer’s access InsPro Enterprise installed on customers servers or on the Company servers located at a third party’s site.

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
June 30, 2019

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Compensation, employee benefits and related taxes	$1,557,119	$1,538,881	$3,240,245	$3,292,814
Professional fees	993,438	1,762,227	2,254,755	3,348,132
Depreciation	134,629	45,266	216,062	85,703
Rent, utilities, telephone and communications	104,604	103,007	208,067	196,205
Other cost of revenues	75,995	71,242	139,054	165,294
	$2,865,785	$3,520,623	$6,058,183	$7,088,148

Selling, general and administrative expenses

Selling, general and administrative expenses include all selling, marketing, and other expenses not classified as cost of revenues. The following table discloses selling, general and administrative expenses as reported in the statement of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Compensation, employee benefits and related taxes	$792,303	$784,473	$1,446,603	$1,623,686
Advertising and other marketing	2,712	7,047	15,600	12,035
Depreciation	43,633	17,796	71,620	34,560
Rent, utilities, telephone and communications	37,650	42,343	73,570	81,803
Professional fees	159,734	115,243	261,675	274,786
Other general and administrative	225,846	(146,850)	527,868	383,437
	$1,261,878	$820,052	$2,396,936	$2,410,307

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
June 30, 2019

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2019, the Company had $4,213,783 of cash in United States bank deposits, of which $500,000 was federally insured and $3,713,783 was not federally insured. At December 31, 2018, the Company had $5,161,810 of cash in United States bank deposits, of which $501,177 was federally insured and $4,660,633 was not federally insured.

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

Registration rights agreements

At June 30, 2019, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements. Accordingly, no liability in respect thereof was recorded as of June 30, 2019. See Note 5 - Stockholders Equity – Registration and Participation Rights.

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
June 30, 2019

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

Liquidity

During the six months ended June 30, 2019, the Company’s net loss was $1,445,841 and cash used in operations was $486,995. As of June 30, 2019, the Company had $4,114,053 of cash, working capital of $1,113,825 and the Company’s shareholders’ equity was $1,429,456.

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
June 30, 2019

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Professional services	$1,069,263	$2,602,127	$2,241,888	$6,372,468
ASP and hosting revenue	1,902,507	2,028,704	3,835,851	4,032,595
Maintenance revenue	492,998	443,471	984,919	825,989
Sale of equipment	-	-	-	23,797
Other revenue	4,913	9,548	8,623	16,748

Total	$3,469,681	$5,083,850	$7,071,281	$11,271,597

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
June 30, 2019

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

The following table discloses changes in unearned revenue for the six months ended June 30, 2019.

As of June 30, 2019
Short Term
Balance at the beginning of the period	$2,850,976
Deferral of revenue	1,141,916
Recognition of unearned revenue	(804,881)

Balance at the end of the period	$3,188,011

Long Term
Balance at the beginning of the period	$875,000
Deferral of revenue	-
Recognition of unearned revenue	-

Balance at the end of the period	$875,000

Deferral of revenue in the six months ended June 30, 2019 and 2018 was $1,141,916 and $1,208,913, respectively. This deferred revenue primarily represents annual maintenance fees, which were invoiced at the beginning of customers’ annual maintenance contracts and which pertain to performance obligations not realized as of June 30, 2019 and 2018.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 2 – REVENUE AND DEFERRED REVENUE (Continued)

Revenue recognized in the six months ended June 30, 2019 and 2018, which was included in the unearned revenue liability balance at the beginning of each year, was $804,881 and $686,881, respectively, which represents maintenance and professional services performed.

Long term unearned revenue pertains to the portion of the Reseller Fee associated with Reseller Performance Obligations that will occur more than 12 months from June 30, 2019 and 2018, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	June 30, 2019	December 31, 2018
Computer equipment and software	3	$6,499,205	$5,158,316
Office equipment	4.6	145,229	145,229
Leasehold improvements	5.4	81,933	81,933
		6,726,367	5,385,478

Less accumulated depreciation		(5,078,393)	(4,790,711)

		$1,647,974	$594,767

See Note 6 – Operating and Finance Lease Obligations.

The following table discloses depreciation expense as reported in the statement of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation included in cost of revenues	$134,629	$45,266	$216,062	$85,703
Depreciation included in selling, general and administrative	43,633	17,796	71,620	34,560
Total depreciation	$178,262	$63,062	$287,682	$120,263

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 4 – NOTES PAYABLE AND EQUIPMENT LOANS

Notes Payable

Notes payable at December 31, 2018, consist of two notes payable for insurance premium financing on two of the Company’s insurance policies. The first note commenced on May 3, 2018, has an annual interest rate of 9.98% and consists of 11 monthly payments of principal and interest of $3,204 per month commencing on June 3, 2018 and ending on April 3, 2019. The balance for this note was $12,552 as of December 31, 2018. The second note commenced on July 30, 2018, has an annual interest rate of 8.76% and consists of 9 monthly payments of principal and interest of $5,434 per month commencing on September 28, 2018 and ending on May 28, 2019. The balance for this note was $26,473 as of December 31, 2018.

Notes payable at June 30, 2019, consist of a note payable for insurance premium financing on one of the Company’s insurance policies. The note commenced on May 3, 2019, has an annual interest rate of 11.01% and consists of 11 monthly payments of principal and interest of $2,974 per month commencing on June 3, 2019 and ending on April 3, 2020. The balance for this note was $28,294 as of June 30, 2019. For the six months ended June 30, 2019, the interest expense incurred on this note was $284.

Equipment Loans

On January 5, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company to finance the purchase of certain third party perpetual software licenses and software subscription and maintenance. The amount financed was $801,843, which included $756,456 cost of purchased software licenses and software subscription and maintenance services plus $45,387 of applicable sales tax. The financing arrangement commenced on January 5, 2019, has an annual interest rate of 6.1% and consists of 36 equal monthly payments of principal, interest and applicable sales tax of $24,432 commencing on February 1, 2019 and ending on January 1, 2022. The balance for this loan was $678,164 as of June 30, 2019. The Company’s right to use the purchased software licenses and software subscription and maintenance services is contingent on the Company remaining in compliance with the terms of this loan. As of June 30, 2019, the Company is in compliance with this loan. For the six months ended June 30, 2019, the interest expense on this loan was $22,911.

On February 28, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company to finance the purchase of perpetual software licenses for third party software products. The amount financed was $1,147,712. The financing arrangement has an annual interest rate of 7.13% and consists of 24 equal monthly payments of principal, interest of $51,456, which commenced in March, 2019 and will end on February 1, 2021. The balance for this loan was $967,584 as of June 30, 2019. The Company’s right to use the purchased software licenses and software subscription and maintenance services is contingent on the Company remaining in compliance with the terms of this loan. As of June 30, 2019, the Company is in compliance with this loan. For the six months ended June 30, 2019, the interest expense on this loan was $25,695.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

The Company was authorized to issue 750,000,000 shares of common stock, respectively, with a par value of $0.001 per share (“Common Stock”). As of June 30, 2019 and December 31, 2018, the Company had 41,673,655 shares of its Common Stock issued and outstanding.

Series A Preferred Stock

The board of directors of the Company (the “Board”) has designated 3,437,500 shares of Series A Convertible Preferred Stock, with a par value $0.001 per share (“Series A Preferred Stock”). As of June 30, 2019 and December 31, 2018, the Company had 1,270,250 shares of its Series A Preferred Stock issued and outstanding.

The Series A Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series A Preferred Stock having the right to 20 votes.

Upon the liquidation, sale or merger of the Company, each share of Series A Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series A Preferred Stock original issue price, or $12,767,500 in aggregate, subject to certain customary adjustments, or (B) the amount such share of Series A Preferred Stock would receive if it participated pari passu with the holders of Common Stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series A Preferred Stock times $10.00. Series A Preferred Stock is junior to Series B Convertible Preferred Stock par value $0.001 per share (“Series B Preferred Stock”) and the Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), as it pertains to liquidation preferences.

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

Series B Preferred Stock

The Board has designated 11,000,000 shares of Series B Convertible Preferred Stock, with a par value $0.001 per share (“Series B Preferred Stock”). As of June 30, 2019 and December 31, 2018, the Company had 5,307,212 of its Series B Preferred Stock issued and outstanding.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

As of June 30, 2019 and December 31, 2018, upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price, or $15,921,636 in aggregate, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred Stock times $3.00. Series B Preferred Stock is senior to Series A Preferred Stock, and junior to the Series C Preferred Stock, as it pertains to liquidation preferences.

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

Series C Preferred Stock

The Board has designated 4,000,000 shares of Series C Convertible Preferred Stock, with a par value $0.001 per share (“Series C Preferred Stock”). As of June 30, 2019 and December 31, 2018, the Company had 1,254,175 of its Series C Preferred Stock issued and outstanding.

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
June 30, 2019

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

Stock Options

During the six months ended June 30, 2019, options for 125,000 shares of Common Stock, which were previously granted to a former executive of the Company, expired in accordance with the terms of such stock options.

There are 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 28,421,980 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options and warrants in the amount of $6,250 and $3,599 for the six months ended June 30, 2019 and 2018, respectively.

The value of equity compensation not yet expensed pertaining to unvested equity compensation for options to purchase common stock was $0 as of June 30, 2019.

A summary of the Company's outstanding stock options to purchase Common Stock is as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
				(in years)
Outstanding at December 31, 2018	700,000	$0.10	$0.05	2.0	$-

For the period ended June 30, 2019
Granted	-	-	-
Exercised	-	-	-
Expired	(125,000)	0.10	-

Outstanding at June 30, 2019	575,000	$0.10	$0.05	1.7	$-
Outstanding and exerciseable at June 30, 2019	575,000	$0.10	$0.05	1.7	$-

(1) The aggregate intrinsic value is based on the $0.0477 closing price as of June 30, 2019, for the Company’s Common Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock Warrants

The Company has no outstanding common stock warrants as of June 30, 2019 and December 31, 2018.

Series A Preferred Stock Warrants

Outstanding warrants to purchase the Company’s Series A Preferred Stock at June 30, 2019, have a remaining contractual life of 0.1 years. A summary of the status of the Company's outstanding Series A Preferred Stock warrants is as follows:

Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding and exercisable at December 31, 2018	25,000	$4.00

For the period ended June 30, 2019
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at June 30, 2019	25,000	$4.00

Series B Preferred Stock Warrants

During the six months ended June 30, 2019, warrants to purchase 2,780,000 shares of Series B Preferred Stock expired in accordance with the terms of such warrants.

Outstanding preferred stock warrants to purchase the Company’s Series B Preferred Stock at June 30, 2019, have a remaining contractual life of 1.4 years. A summary of the status of the Company's outstanding Series B Preferred Stock warrants is as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price
Outstanding and exercisable at December 31, 2018	2,820,000	$3.00

For the period ended June 30, 2019
Granted	-	-
Exercised	-	-
Expired	(2,780,000)	-
Outstanding and exerciseable at June 30, 2019	40,000	$3.00

Registration Rights

As of June 30, 2019, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 6 – OPERATING AND FINANCE LEASE OBLIGATIONS (continued)

Lease expense is reported in the statement of operations as follows:

Operating and Finance leases

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Lease expense is reported in the statement of operations as follows:

Operating lease expense

Cost of revenues	$67,998	$65,025	$135,748	$128,601

Selling, general and administrative expenses	22,033	25,006	44,313	49,997

Total operating lease expense	$90,031	$90,031	$180,061	$178,598

Finance lease expense

Interest expense	$6,267	$6,149	$12,151	$11,469

Supplemental cash flow information related to leases is as follows:

	For the Six Months Ended June 30,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$180,061	$178,598
Financing cash flows from finance leases	$72,858	$88,592

Right-of-use assets obtained in exchange for operating lease obligations	$1,009,878	$-
Equipment acquired through finance lease obligations	$80,963	$228,968

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 6 – OPERATING AND FINANCE LEASE OBLIGATIONS (continued)

Supplemental balance sheet information related to leases is as follows:

	June 30, 2019	December 31, 2018
Operating Lease

Operating lease right-of-use-asset	$858,708

Operating lease - current liability	$316,494
Operating lease - long term liability	542,214

Total operating lease liabilities	$858,708

Finance Leases

Property and equipment, gross	$1,981,674	$1,900,711
Accumulated depreciation	(1,734,443)	(1,654,075)

Property and equipment, net	$247,231	$246,636

Finance leases - current liabilities	$116,837	$115,771
Finance leases - long term liabilities	157,598	150,559

Total finance lease liabilities	$274,435	$266,330

Weighted average remaining lease term (years)
Operating lease	2.6	-
Finance leases	2.8	2.7

Weighted average discount rate
Operating lease	6.1%	-
Finance leases	9.1%	9.3%

Future minimum payments required under operating and finance leases are as follows:

	Operating Lease	Finance Leases
Six months ending December 31, 2019	$180,062	$70,244
2020	360,123	119,943
2021	360,123	66,984
2022	30,010	37,789
2023	-	13,758

Total future payments	930,319	308,718
Less amount representing interest	71,611	34,283

Total future payments less interest	858,708	274,435
Less current portion	316,494	116,837

Long-term portion	$542,214	$157,598

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. An employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007, the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation. Effective January 1, 2019, the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 6% of the employee’s compensation. The contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $49,818 and $36,031 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Future minimum payments required under service agreements as of June 30, 2019, are as follows:

Six months ending December 31, 2019	$220,535
2020	174,813
2021	135,887

Total	$531,235

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

On October 24, 2018, David M. Anderson resigned as the Chief Executive Officer and as a member of the Board. The resignation was not the result of any disagreement between the Company and Mr. Anderson on any matter relating to the Company’s operations, policies or practices. On November 2, 2018, the Company and Mr. Anderson entered into a Separation Agreement and Mutual Release (the “Separation Agreement”). The Separation Agreement provides for the payment of certain severance and other benefits (“Severance”) to Mr. Anderson, including the following: (a) salary continuation for three months from November 2, 2018 in accordance with the Company’s normal monthly payroll practices, (b) the monthly reimbursement for payments Mr. Anderson makes for coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for the period beginning on December 1, 2018 through ending February 28, 2019 and (c) the waiver of Mr. Anderson’s obligation to repay to the Company the relocation benefits paid to Mr. Anderson as set forth in the Employment Agreement. As of December 31, 2018, the Company recorded approximately $103,417 of severance expense as a result of the Separation Agreement, which was paid to Mr. Anderson as of March 31, 2019.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

Revenues

For the three months ended June 30, 2019 (“Second Quarter 2019”) and for the three months ended June 30, 2018, (“Second Quarter 2018”) our revenues include the following:

	For the Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percentage
Professional services	$1,069,263	$2,602,127	$(1,532,864)	-58.9%
ASP and hosting revenue	1,902,507	2,028,704	(126,197)	-6.2%
Maintenance revenue	492,998	443,471	49,527	11.2%
Other revenue	4,913	9,548	(4,635)	-48.5%

Total	$3,469,681	$5,083,850	$(1,614,169)	-31.8%

•	In Second Quarter 2019 our professional services revenue decreased primarily as a result of lower implementation services provided to the Company’s largest client as measured by earned revenue in Second Quarter 2018 partially offset by higher post-implementation services provided to one of the Company’s key clients as measured by earned revenue in Second Quarter 2019. The Company has largely completed implementation services to our largest client in 2018. Implementation services included assisting customers in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post-implementation services include these same services to existing customers supporting their ongoing utilization of InsPro Enterprise.

•	In Second Quarter 2019 our ASP and hosting revenue decreased as a result of the loss of a client in the fourth quarter of 2018 partially offset by increased fees from several existing customers. ASP and hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP and hosting customers’ access InsPro Enterprise installed on customers’ servers or on the Company’s servers located at a third party’s site.

•	In Second Quarter 2019 our maintenance revenue increased primarily due to increased fees from existing customers.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percentage
Compensation, employee benefits and related taxes	$1,557,119	$1,538,881	$18,238	1.2%
Professional fees	993,438	1,762,227	(768,789)	-43.6%
Depreciation	134,629	45,266	89,363	197.4%
Rent, utilities, telephone and communications	104,604	103,007	1,597	1.6%
Other cost of revenues	75,995	71,242	4,753	6.7%

	$2,865,785	$3,520,623	$(654,838)	-18.6%

•	In Second Quarter 2019 our professional fees component of cost of revenues decreased as compared to Second Quarter 2018 primarily as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and a client’s implementation of InsPro EnterpriseTM, which was largely completed in 2018.

•	In Second Quarter 2019 our depreciation expense component of cost of revenues increased as compared to Second Quarter 2018 as a result of depreciation associated with the acquisition of certain third party perpetual licenses acquired in late 2018 and in First Quarter 2019, respectively.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $603,896 in Second Quarter 2019, as compared to a gross profit of $1,563,227 in Second Quarter 2018. The results from operations in Second Quarter 2019 were unfavorably impacted by lower professional services revenue.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consisted of the following:

	For the Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percentage
Compensation, employee benefits and related taxes	$792,303	$784,473	$7,830	1.0%
Advertising and other marketing	2,712	7,047	(4,335)	-61.5%
Depreciation	43,633	17,796	25,837	145.2%
Rent, utilities, telephone and communications	37,650	42,343	(4,693)	-11.1%
Professional fees	159,734	115,243	44,491	38.6%
Other general and administrative	225,846	(146,850)	372,696	-253.8%

	$1,261,878	$820,052	$441,826	53.9%

•	In Second Quarter 2019 our depreciation expense increased as compared to Second Quarter 2018 as a result of depreciation associated with the acquisition of certain third party perpetual licenses acquired in late 2018 and in First Quarter 2019.

•	In Second Quarter 2019 our professional fees increased as compared to Second Quarter 2018 primarily due to higher legal expenses related to contract activity.

•	In Second Quarter 2019 our other general and administrative expenses increased as compared to Second Quarter 2018 primarily due to an increase in software subscription and maintenance expense contracted in 2019 and the reversal of $334,460 of bad debt expense in First Quarter 2018.

Operating (loss) income from operations before other expenses and income taxes

As a result of the aforementioned factors, we reported a loss from operations before other expenses and income taxes of $657,982 in Second Quarter 2019, as compared to income of $743,175 in Second Quarter 2018.

Other expenses

In Second Quarter 2019 our interest expense increased as compared to Second Quarter 2018 primarily due to interest on equipment loans, which originated in First Quarter 2019. Interest expense is attributable to interest on the equipment loans, finance leases and notes payable.

(Loss) income before income taxes

As a result of the aforementioned factors, we reported loss before income taxes of $694,557, in Second Quarter 2019, as compared to income before income taxes of $736,490 in Second Quarter 2018.

Provision (benefit) for income taxes

In Second Quarter 2019 our tax provision for income taxes was $0 as compared to $(24,000) in Second Quarter 2018, which consisted of Pennsylvania corporate income tax credit due to a decrease in unearned revenue in Second Quarter 2018.

Net (Loss) Income

As a result of these factors discussed above, we reported net loss of $694,557, or ( $0.02) per share on a basic and fully diluted basis, in Second Quarter 2019, as compared to net income of $760,490, or $0.02 per share basic and $0.00 per share on a fully diluted basis in Second Quarter 2018.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

Revenues

For the six months ended June 30, 2019 (“2019 To Date”) and for the six months ended June 30, 2018, (“2018 To Date”) our revenues include the following:

	For the Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percentage
Professional services	$2,241,888	$6,372,468	$(4,130,580)	-64.8%
ASP and hosting revenue	3,835,851	4,032,595	(196,744)	-4.9%
Maintenance revenue	984,919	825,989	158,930	19.2%
Sale of equipment	-	23,797	(23,797)	-100.0%
Other revenue	8,623	16,748	(8,125)	-48.5%

Total	$7,071,281	$11,271,597	$(4,200,316)	-37.3%

•	In 2019 To Date our professional services revenue decreased primarily as a result of lower implementation services provided to the Company’s largest client as measured by earned revenue in 2018 To Date. This was partially offset by higher post-implementation services provided to one of the Company’s key clients as measured by earned revenue in 2019 To Date. The Company has largely completed implementation services to our largest client in 2018. Implementation services included assisting customers in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post-implementation services include these same services to existing customers supporting their ongoing utilization of InsPro Enterprise.

•	In 2019 To Date our ASP and hosting revenue decreased as a result of the loss of a client in the fourth quarter of 2018 partially offset by an increase in volume from several existing customers. ASP and hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP and hosting customers’ access InsPro Enterprise installed on customers’ servers or on the Company’s servers located at a third party’s site.

•	In 2019 To Date our maintenance revenue increased primarily due to increased fees from several existing customers.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percentage
Compensation, employee benefits and related taxes	$3,240,245	$3,292,814	$(52,569)	-1.6%
Professional fees	2,254,755	3,348,132	(1,093,377)	-32.7%
Depreciation	216,062	85,703	130,359	152.1%
Rent, utilities, telephone and communications	208,067	196,205	11,862	6.0%
Other cost of revenues	139,054	165,294	(26,240)	-15.9%

	$6,058,183	$7,088,148	$(1,029,965)	-14.5%

•	In 2019 To Date our compensation, employee benefits and related taxes component of cost of revenues decreased as compared to 2018 To Date primarily as a result of a decrease to employee staffing offset by one time payroll related expenses.

•	In 2019 To Date our professional fees component of cost of revenues decreased as compared to 2018 To Date primarily as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and a client’s implementation of InsPro EnterpriseTM, which was largely completed in 2018.

•	In 2019 To Date our depreciation expense component of cost of revenues increased as compared to 2018 To Date as a result of depreciation associated with the acquisition of certain third party perpetual licenses acquired in late 2018 and in First Quarter 2019.

•	In 2019 To Date our other cost component of cost of revenues decreased as compared to 2018 To Date primarily due to the cost of 3rd party software resold in First Quarter 2018. Other cost of revenues consisted of the cost of 3rd party licensed software resold to customers, equipment sold to customers, computer processing incurred primarily to provide ASP and hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $1,013,098 in 2019 To Date as compared to a gross profit of $4,183,449 in 2018 To Date. The results from operations in 2019 To Date were unfavorably impacted by lower professional services revenue.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consisted of the following:

	For the Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percentage
Compensation, employee benefits and related taxes	$1,446,603	$1,623,686	$(177,083)	-10.9%
Advertising and other marketing	15,600	12,035	3,565	29.6%
Depreciation	71,620	34,560	37,060	107.2%
Rent, utilities, telephone and communications	73,570	81,803	(8,233)	-10.1%
Professional fees	261,675	274,786	(13,111)	-4.8%
Other general and administrative	527,868	383,437	144,431	37.7%

	$2,396,936	$2,410,307	$(13,371)	-0.6%

•	In 2019 To Date our compensation, employee benefits and related taxes decreased as compared to 2018 To Date primarily as a result of decreased employee staffing.

•	In 2019 To Date our depreciation expense increased as compared to 2018 To Date as a result of depreciation associated with the acquisition of certain third party perpetual licenses acquired in late 2018 and in First Quarter 2019.

•	In 2019 To Date our other general and administrative expenses increased as compared to 2018 To Date primarily due to higher computer software subscription and maintenance expense contracted in early 2019.

Operating (loss) income from operations before other expenses and income taxes

As a result of the aforementioned factors, we reported a loss from operations before other expenses and income taxes of $1,383,838 in 2019 To Date, as compared to income of $1,773,142 in 2018 To Date.

Other expenses

In 2019 To Date our interest expense increased as compared to 2018 To Date primarily due interest on equipment loans, which originated in First Quarter 2019. Interest expense is attributable to interest on the equipment loans, finance leases and notes payable.

(Loss) income before income taxes

As a result of the aforementioned factors, we reported loss before income taxes of $1,445,841, in 2019 To Date as compared to income before income taxes of $1,760,233 in 2018 To Date.

Provision for income tax expense

In 2019 To Date due to the loss before income taxes, our tax provision for income taxes was $0 as compared to $71,000 in 2018 To Date.

Net (Loss) Income

As a result of these factors discussed above, we reported net loss of $1,445,841, or ($0.03) per share on a basic and fully diluted basis, in 2019 To Date as compared to net income of $1,689,233, or $0.04 per share basic and $0.01 per share on a fully diluted basis in 2018 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2019, we had a cash balance of $4,114,053 and working capital of $1,113,824.

Net cash used in operations was $486,995 in 2019 To Date as compared to net cash provided by operations of $67,250 in 2018 To Date. Impacting our cash flow from operations was our net loss of $1,445,841 in 2019 To Date as compared to net income of $1,689,233 in 2018 To Date.

•	Decrease in accounts receivable of $640,104 in 2019 To Date, which is primarily the result of enhanced collections.

•	Decrease in accounts payable of $292,881 in 2019 To Date, which is primarily the result of decrease in amount due to outside IT consulting firms incurred in 2019 To Date.

•	Decrease in prepaid expenses of $17,130 in 2019 To Date, which is primarily the result of amortization of prepaid insurance and software maintenance.

•	Increase in accrued expenses of $104,524 in 2019 To Date, which is primarily the result of amount owed to an IT consultant offset by a severance accrual release.

•	Increase in deferred revenue of $337,035 in 2019 To Date, which is primarily the result of annual maintenance fees, which were not yet earned in 2019 To Date.

In addition to cash used in operating activities, we incurred the following non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $287,682 and $120,263 in 2019 To Date and 2018 To Date, respectively

•	Recorded stock-based compensation expense of $6,250 and $3,599 in 2019 To Date and 2018 To Date, respectively.

•	Change in allowance for doubtful collection of accounts receivable of $334,460 in 2018 To Date.

Net cash used in investing activities in 2019 To Date was $112,216 as compared to $67,120 in 2018 To Date. The increase is the result of the increased purchases of computer software and hardware.

Net cash used in financing activities in 2019 To Date was $387,396 as compared to $103,768 in 2018 To Date.

•	Payments on equipment loans of $303,807 in 2019 To Date pertain to loans to finance the purchase of third party licenses, software subscriptions and software maintenance.

o	On January 5, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company. Payment terms include 36 equal monthly payments of principal, interest and applicable sales tax of $24,432 commencing on February 1, 2019 and ending on January 1, 2022.

o	On February 28, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company. Payment terms include 24 equal monthly payments of principal, interest of $51,456, which commenced in March, 2019 and will end on February 1, 2021.

•	Payments on notes payable pertain to notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	Payments on finance lease obligations pertain to leases to finance the purchase of equipment used for operations.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

Liquidity and Other Considerations

During the six months ended June 30, 2019, the Company’s cash used in operations was $486,995. As of June 30, 2019, the Company had $4,114,053 of cash, working capital of $1,113,824 and the Company’s shareholders’ equity was $1,429,456.

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

Date: August 14, 2019	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)