Form 10-Q
period 2019-09-30
InsPro Technologies Corp
filed 2019-11-12
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

As of November 12, 2019, there were 41,673,655 outstanding shares of common stock, par value $0.001 per share, 1,270,250 shares of Series A Convertible Preferred Stock, par value $0.001 per share, 5,307,212 shares of Series B Convertible Preferred Stock, par value $0.001 per share, and 1,254,175 shares of Series C Convertible Preferred Stock, par value $0.001 per share, of the registrant.

INSPRO TECHNOLOGIES Corporation
Form 10-Q Quarterly Report
INDEX

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,390,641	$5,100,660
Accounts receivable	1,814,803	3,146,597
Tax receivable	812	13,000
Prepaid expenses	466,781	305,643

Total current assets	6,673,037	8,565,900

LONG TERM ASSETS:
Property and equipment, net	1,607,187	594,767
Operating lease right of use asset	781,380	-
Prepaid assets	169,858	-

Total long term assets	2,558,425	594,767

Total assets	$9,231,462	$9,160,667

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$64,936	$39,025
Accounts payable	613,723	1,213,758
Accrued expenses	533,496	905,531
Current portion of finance lease obligations	154,206	115,771
Current portion of equipment loans	839,821	-
Current portion of operating lease obligations	321,345	-
Deferred revenue	4,152,948	2,850,976
Income tax payable	-	141,000

Total current liabilities	6,680,475	5,266,061

LONG TERM LIABILITIES:
Deferred revenue	-	875,000
Finance lease obligations	222,572	150,559
Equipment loans	604,734	-
Operating lease obligations	460,035	-

Total long term liabilities	1,287,341	1,025,559

Total liabilities	7,967,816	6,291,620

COMMITMENTS AND CONTINGENCIES: (See Note 8)

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares designated, 1,270,250 shares issued and outstanding (liquidation value $12,702,500)	1,271	1,271
Series B convertible preferred stock; 11,000,000 shares designated, 5,307,212 shares issued and outstanding (liquidation value $15,921,636)	5,307	5,307
Series C convertible preferred stock; 4,000,000 shares designated, 1,254,175 shares issued and outstanding (liquidation value $6,270,875)	1,254	1,254
Common stock ($.001 par value; 750,000,000 shares authorized, 41,673,655 shares issued and outstanding)	41,673	41,673
Additional paid-in capital	65,377,611	65,371,361
Accumulated deficit	(64,163,470)	(62,551,819)

Total shareholders' equity	1,263,646	2,869,047

Total liabilities and shareholders' equity	$9,231,462	$9,160,667

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$3,504,443	$5,311,635	$10,575,724	$16,583,232

Cost of revenues	2,668,047	3,588,365	8,726,230	10,676,513

Gross profit	836,396	1,723,270	1,849,494	5,906,719

Selling, general and administrative expenses	967,306	1,167,813	3,364,242	3,578,121

(Loss) income from operations	(130,910)	555,457	(1,514,748)	2,328,598

Other income (expense):
Interest expense	(34,900)	(8,643)	(96,903)	(21,552)

Total other expense	(34,900)	(8,643)	(96,903)	(21,552)

(Loss) income before income taxes	(165,810)	546,814	(1,611,651)	2,307,046

Provision for income taxes	-	67,000	-	138,000

Net (loss) income	$(165,810)	$479,814	$(1,611,651)	$2,169,046

Net (loss) income per common share:
Net (loss) income per common share - basic	$0.00	$0.01	$(0.04)	$0.05
Net (loss) income per common share - fully diluted	$0.00	$0.00	$(0.04)	$0.01

Weighted average common shares outstanding - basic	41,673,655	41,543,655	41,673,655	41,543,655
Weighted average common shares outstanding - fully diluted	41,673,655	198,306,395	41,673,655	198,306,395

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE, SIX AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 UNAUDITED

	Series A Preferred Stock,		Series B Preferred Stock,		Series C Preferred Stock,		Common Stock, $.001
	$.001 Par Value		$.001 Par Value		$.001 Par Value		Par Value
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
Balance - December 31, 2017	1,276,750	1,277	5,307,212	5,307	1,254,175	1,254	41,543,655	41,543	65,365,386	(65,030,274)	384,493

Amortization of deferred compensation									2,349		2,349

Net income for the period										928,744	928,744

Balance - March 31, 2018	1,276,750	$1,277	5,307,212	$5,307	1,254,175	$1,254	41,543,655	$41,543	$65,367,735	$(64,101,530)	$1,315,586

Amortization of deferred compensation									1,250		1,250

Net income for the period										760,489	760,489

Balance - June 30, 2018	1,276,750	$1,277	5,307,212	$5,307	1,254,175	$1,254	41,543,655	$41,543	$65,368,985	$(63,341,041)	$2,077,325

Amortization of deferred compensation									1,250		1,250

Net income for the period										479,814	479,814

Balance - September 30, 2018	1,276,750	1,277	5,307,212	5,307	1,254,175	1,254	41,543,655	41,543	65,370,235	(62,794,228)	2,625,388

Balance - December 31, 2018	1,270,250	1,271	5,307,212	5,307	1,254,175	1,254	41,673,655	41,673	65,371,361	(62,551,819)	2,869,047

Amortization of deferred compensation									1,250		1,250

Net loss for the period										(751,283)	(751,283)

Balance - March 31, 2019	1,270,250	$1,271	5,307,212	$5,307	1,254,175	$1,254	41,673,655	$41,673	$65,372,611	$(63,303,102)	$2,119,014

Amortization of deferred compensation									5,000		5,000

Net loss for the period										(694,558)	(694,558)

Balance - June 30, 2019	1,270,250	$1,271	5,307,212	$5,307	1,254,175	$1,254	41,673,655	$41,673	$65,377,611	$(63,997,660)	$1,429,456

Net loss for the period										(165,810)	(165,810)

Balance - September 30, 2019	1,270,250	$1,271	5,307,212	$5,307	1,254,175	$1,254	41,673,655	$41,673	$65,377,611	$(64,163,470)	$1,263,646

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ending September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net (loss) income	$(1,611,651)	$2,169,046
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	478,607	192,369
Stock-based compensation	6,250	4,849
Bad debt expense	-	(11,675)
Changes in assets and liabilities:
Accounts receivable	1,331,794	(738,048)
Tax Receivable	12,188	-
Prepaid expenses	76,663	(5,723)
Other current assets	-	3,806
Accounts payable	(600,035)	(254,985)
Accrued expenses	22,150	(450,596)
Deferred revenue	426,972	(497,197)
Income tax payable	(141,000)	(35,000)

Net cash provided by operating activities	1,938	376,846

Cash Flows From Investing Activities:
Purchase of property and equipment	(125,292)	(91,410)

Net cash used in investing activities	(125,292)	(91,410)

Cash Flows From Financing Activities:
Proceeds on notes payable	25,911	22,739
Payments on capital leases	(107,576)	(138,267)
Payments on equipment loans	(505,000)	-

Net cash used in financing activities	(586,665)	(115,528)

Net increase (decrease) in cash	(710,019)	169,908

Cash - beginning of the period	5,100,660	5,017,539

Cash - end of the period	$4,390,641	$5,187,447

Supplemental Disclosures of Cash Flow Information
Cash payments for income taxes	$141,000	$173,000
Cash payments for interest	$96,903	$21,552
Non cash investing and financing activities:
Equipment acquired through capital leases	$218,024	$228,968
Equipment and prepaid assets aquired through equipment loans	$1,949,555	$-
Operating lease right of use asset and operating lease liabilities	$781,380	$-

See accompanying notes to unaudited consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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
September 30, 2019

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable and allowance for uncollectable accounts

The Company has a policy of establishing an allowance for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2019 and December 31, 2018, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0 and $0, respectively.

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and finance leases approximated fair value as of September 30, 2019 and December 31, 2018, because of the relatively short-term maturity of these instruments and their market interest rates.

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
September 30, 2019

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

The Company has adopted FASB ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The Company has filed its tax returns for the tax year ended December 31, 2018. As of September 30, 2019, the tax years ended December 31, 2018, 2017 and 2016 are still subject to audit.

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's weighted average common shares outstanding used in computing fully diluted net income per common share include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock	41,673,655	41,543,655	41,673,655	41,543,655
Conversion of series A convertible preferred stock issued and outstanding into common stock	-	25,535,000	-	25,535,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	-	106,144,240	-	106,144,240
Conversion of series C convertible preferred stock issued and outstanding into common stock	-	25,083,500	-	25,083,500

Shares used in computing fully diluted net income (loss) per share	41,673,655	198,306,395	41,673,655	198,306,395

For the three and nine months ended September 30, 2019, the effects of common stock equivalents and potentially dilutive securities outstanding during this period, are excluded from the calculation of diluted loss per common share because they are anti-dilutive. The total number of shares of potentially dilutive shares is 157,352,740.

For the three and nine months ended September 30, 2018, the effects of warrants to purchase the Company’s common stock, which were outstanding during this period, are excluded from the calculation of common stock equivalents because they are out-of-the-money (their exercise prices are greater than the market price of the Company’s Common Stock as of September 30, 2018).

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
September 30, 2019

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s revenue is recognized under FASB ASC 606 Revenue from Contracts with Customers (“ASC 606”). See Note 2 - Revenue and Deferred Revenue.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Compensation, employee benefits and related taxes	$1,326,326	$1,551,902	$4,566,571	$4,844,716
Professional fees	1,017,049	1,743,669	3,271,804	5,091,801
Depreciation	146,144	51,805	362,206	137,508
Rent, utilities, telephone and communications	106,135	97,297	314,202	293,502
Other cost of revenues	72,393	143,692	211,447	308,986
	$2,668,047	$3,588,365	$8,726,230	$10,676,513

Selling, general and administrative expenses

Selling, general and administrative expenses include all selling, marketing, and other expenses not classified as cost of revenues. The following table discloses selling, general and administrative expenses as reported in the statement of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Compensation, employee benefits and related taxes	$525,581	$754,131	$1,972,184	$2,377,818
Advertising and other marketing	3,112	38,146	18,712	50,181
Depreciation	44,781	20,301	116,401	54,861
Rent, utilities, telephone and communications	35,764	40,500	109,334	122,303
Professional fees	241,938	95,346	503,613	370,132
Other general and administrative	116,130	219,389	643,998	602,826
	$967,306	$1,167,813	$3,364,242	$3,578,121

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2019, the Company had $4,395,430 of cash in United States bank deposits, of which $500,000 was federally insured and $3,895,430 was not federally insured. At December 31, 2018, the Company had $5,161,810 of cash in United States bank deposits, of which $501,177 was federally insured and $4,660,633 was not federally insured.

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

Registration rights agreements

At September 30, 2019, the Company does not believe that it will incur a penalty in connection with the Company’s registration rights agreements. Accordingly, no liability in respect thereof was recorded as of September 30, 2019. See Note 5 - Stockholders Equity – Registration and Participation Rights.

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
September 30, 2019

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

Liquidity

During the nine months ended September 30, 2019, the Company’s net loss was $1,611,651 and cash provided by operations was $1,938. As of September 30, 2019, the Company had $4,390,641of cash, negative working capital of $7,438 and the Company’s shareholders’ equity was $1,263,646.

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
September 30, 2019

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Professional services	$631,120	$2,203,773	$2,873,008	$8,576,241
ASP and hosting revenue	2,048,622	2,088,867	5,884,474	6,121,462
Sales of software licenses	22,793	90,000	22,793	90,000
Maintenance revenue	672,694	423,666	1,657,613	1,249,655
Reseller fee revenue	125,000	500,000	125,000	500,000
Sale of equipment	-	-	-	23,797
Other revenue	4,214	5,329	12,836	22,077

Total	$3,504,443	$5,311,635	$10,575,724	$16,583,232

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
September 30, 2019

NOTE 2 – REVENUE AND DEFERRED REVENUE (Continued)

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

The following table discloses changes in unearned revenue for the nine months ended September 30, 2019.

As of September 30, 2019
Short Term
Balance at the beginning of the period	$2,850,976
Deferral of revenue	1,939,416
Reclassification of unearned revenue from long term to short term	875,000
Recognition of unearned revenue	(1,512,444)

Balance at the end of the period	$4,152,948

Long Term
Balance at the beginning of the period	$875,000
Deferral of revenue	-
Reclassification of unearned revenue from long term to short term	(875,000)
Recognition of unearned revenue	-

Balance at the end of the period	$-

Deferral of revenue in the nine months ended September 30, 2019 and 2018 was $1,939,416 and $1,488,912, respectively. This deferred revenue primarily represents annual maintenance fees, which were invoiced at the beginning of customers’ annual maintenance contracts and which pertain to performance obligations not realized as of September 30, 2019.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

NOTE 2 – REVENUE AND DEFERRED REVENUE (Continued)

Revenue recognized in the nine months ended September 30, 2019 and 2018, which was included in the unearned revenue liability balance at the beginning of each year, was $1,512,444 and $1,986,109, respectively, which represents maintenance and reseller fees.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	September 30, 2019	December 31, 2018
Computer equipment and software	3	$6,649,604	$5,158,316
Office equipment	4.6	145,229	145,229
Leasehold improvements	5.4	81,933	81,933
		6,876,766	5,385,478

Less accumulated depreciation		(5,269,579)	(4,790,711)

		$1,607,187	$594,767

See Note 6 – Operating and Finance Lease Obligations.

The following table discloses depreciation expense as reported in the statement of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation included in cost of revenues	$146,144	$51,805	$362,206	$137,508
Depreciation included in selling, general and administrative	44,781	20,301	116,401	54,861
Total depreciation	$190,925	$72,106	$478,607	$192,369

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

Notes payable at September 30, 2019, consist of two notes payable for insurance premium financing on two of the Company’s insurance policies. The first note commenced on May 3, 2019, has an annual interest rate of 11.01% and consists of 11 monthly payments of principal and interest of $2,974 per month commencing on June 3, 2019 and ending on April 3, 2020. The balance for this note was $20,076 as of September 30, 2019. For the nine months ended September 30, 2019, the interest expense incurred on this note was $988. The second note commenced on July 30, 2019, has an annual interest rate of 8.24% and consisted of eleven payments of principal and interest of $5,173 per month commencing on August 27, 2019 and ending June 27, 2020. The balance for this note was $44,861 as of September 30, 2019. For the nine months ended September 30, 2018 the interest expense on this note was $780.

Equipment Loans

On January 5, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company to finance the purchase of certain third party perpetual software licenses and software subscription and maintenance. The amount financed was $801,843, which included $756,456 cost of purchased software licenses and software subscription and maintenance services plus $45,387 of applicable sales tax. The financing arrangement commenced on January 5, 2019, has an annual interest rate of 6.1% and consists of 36 equal monthly payments of principal, interest and applicable sales tax of $24,432 commencing on February 1, 2019 and ending on January 1, 2022. The balance for this loan was $614,898 as of September 30, 2019. The Company’s right to use the purchased software licenses and software subscription and maintenance services is contingent on the Company remaining in compliance with the terms of this loan. As of September 30, 2019, the Company is in compliance with this loan. For the nine months ended September 30, 2019, the interest expense on this loan was $32,939.

On February 28, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company to finance the purchase of perpetual software licenses for third party software products. The amount financed was $1,147,712. The financing arrangement has an annual interest rate of 7.13% and consists of 24 equal monthly payments of principal, interest of $51,456, which commenced in March, 2019 and will end on February 1, 2021. The balance for this loan was $829,656 as of September 30, 2019. The Company’s right to use the purchased software licenses and software subscription and maintenance services is contingent on the Company remaining in compliance with the terms of this loan. As of September 30, 2019, the Company is in compliance with this loan. For the nine months ended September 30, 2019, the interest expense on this loan was $42,136.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

The Company was authorized to issue 750,000,000 shares of common stock, respectively, with a par value of $0.001 per share (“Common Stock”). As of September 30, 2019 and December 31, 2018, the Company had 41,673,655 shares of its Common Stock issued and outstanding.

Series A Preferred Stock

The board of directors of the Company (the “Board”) has designated 3,437,500 shares of Series A Convertible Preferred Stock, with a par value $0.001 per share (“Series A Preferred Stock”). As of September 30, 2019 and December 31, 2018, the Company had 1,270,250 shares of its Series A Preferred Stock issued and outstanding.

The Series A Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series A Preferred Stock having the right to 20 votes.

Upon the liquidation, sale or merger of the Company, each share of Series A Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series A Preferred Stock original issue price, or $12,702,500 in aggregate, subject to certain customary adjustments, or (B) the amount such share of Series A Preferred Stock would receive if it participated pari passu with the holders of Common Stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series A Preferred Stock times $10.00. Series A Preferred Stock is junior to Series B Convertible Preferred Stock par value $0.001 per share (“Series B Preferred Stock”) and the Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), as it pertains to liquidation preferances.

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

Series B Preferred Stock

The Board has designated 11,000,000 shares of Series B Convertible Preferred Stock, with a par value $0.001 per share (“Series B Preferred Stock”). As of September 30, 2019 and December 31, 2018, the Company had 5,307,212 of its Series B Preferred Stock issued and outstanding.

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s Common Stock and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

NOTE 5 – SHAREHOLDERS’ EQUITY (Continued)

As of September 30, 2019 and December 31, 2018, upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price, or $15,921,636 in aggregate, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of Common Stock and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred Stock times $3.00. Series B Preferred Stock is senior to Series A Preferred Stock, and junior to the Series C Preferred Stock, as it pertains to liquidation preferances.

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

Series C Preferred Stock

The Board has designated 4,000,000 shares of Series C Convertible Preferred Stock, with a par value $0.001 per share (“Series C Preferred Stock”). As of September 30, 2019 and December 31, 2018, the Company had 1,254,175 of its Series C Preferred Stock issued and outstanding.

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
September 30, 2019

NOTE 5 – SHAREHOLDERS’ EQUITY (Continued)

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

Stock Options

During the nine months ended September 30, 2019, options for 700,000 shares of Common Stock, which were previously granted to former executives of the Company, expired in accordance with the terms of such stock options.

There are 30,000,000 shares of our Common Stock authorized to be issued under the Company’s 2010 Equity Compensation Plan, of which 28,421,980 shares of our Common Stock remain available for future stock option grants.

The Company recorded compensation expense pertaining to employee stock options and warrants in the amount of $6,250 and $4,849 for the nine months ended September 30, 2019 and 2018, respectively.

The value of equity compensation not yet expensed pertaining to unvested equity compensation for options to purchase common stock was $0 as of September 30, 2019.

A summary of the Company's outstanding stock options to purchase Common Stock is as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic
	Options	Price	Fair Value	Contractual Life	Value (1)
(in years)
Outstanding at December 31, 2018	700,000	$0.10	$0.05	2.0	$-

For the period ended September 30, 2019
Granted	-	-	-
Exercised	-	-	-
Expired	(700,000)	0.10	-

Outstanding at September 30, 2019	-	$-	$-	-	$-
Outstanding and exercisable at September 30, 2019	-	$-	$-	-	$-

(1) The aggregate intrinsic value is based on the $0.0380 closing price as of September 30, 2019, for the Company’s Common Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

NOTE 5 – SHAREHOLDERS’ EQUITY (Continued)

Common Stock Warrants

The Company has no outstanding common stock warrants as of September 30, 2019 and December 31, 2018.

Series A Preferred Stock Warrants

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price
Outstanding and exercisable at December 31, 2018	25,000	$4.00

For the period ended September 30, 2019
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at September 30, 2019	25,000	$4.00

Series B Preferred Stock Warrants

During the nine months ended September 30, 2019, warrants to purchase 2,820,000 shares of Series B Preferred Stock expired in accordance with the terms of such warrants.

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price
Outstanding and exercisable at December 31, 2018	2,820,000	$3.00

For the period ended September 30, 2019
Granted	-	-
Exercised	-	-
Expired	(2,820,000)	3.00
Outstanding and exercisable at September 30, 2019	-	$-

Registration Rights

As of September 30, 2019, the Company has not received a demand notice in connection with any of the Company’s various registration rights agreements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

NOTE 6 – OPERATING AND FINANCE LEASE OBLIGATIONS (Continued)

Lease expense is reported in the statement of operations as follows:

Operating and Finance leases
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Lease expense is reported in the statement of operations as follows:

Operating lease expense

Cost of revenues	$68,898	$64,682	$204,646	$193,283

Selling, general and administrative expenses	21,134	25,349	65,447	75,346

Total operating lease expense	$90,032	$90,031	$270,093	$268,629

Finance lease expense

Interest expense	$6,947	$7,953	$19,098	$19,422

Supplemental cash flow information related to leases is as follows:

	For the Nine Months Ended September 30,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$270,093	$268,629
Financing cash flows from finance leases	$107,576	$138,267

Right-of-use assets obtained in exchange for operating lease obligations	$1,009,878	$-
Equipment acquired through finance lease obligations	$218,024	$228,968

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

NOTE 6 – OPERATING AND FINANCE LEASE OBLIGATIONS (Continued)

Supplemental balance sheet information related to leases is as follows:

	September 30, 2019	December 31, 2018
Operating Lease

Operating lease right-of-use-asset	$781,380

Operating lease - current liability	$321,345
Operating lease - long term liability	460,035

Total operating lease liabilities	$781,380

Finance Leases

Property and equipment, gross	$2,118,735	$1,900,711
Accumulated depreciation	(1,786,823)	(1,654,075)

Property and equipment, net	$331,912	$246,636

Finance leases - current liabilities	$154,206	$115,771
Finance leases - long term liabilities	222,572	150,559

Total finance lease liabilities	$376,778	$266,330

Weighted average remaining lease term (years)
Operating lease	2.3	-
Finance leases	2.6	2.7

Weighted average discount rate
Operating lease	6.1%	-
Finance leases	8.6%	9.3%

Future minimum payments required under operating and finance leases are as follows:
	Operating Lease	Finance Leases
Three months ending December 31, 2019	$90,031	$50,561
2020	360,123	172,698
2021	360,123	118,452
2022	30,010	66,761
2023	-	13,758

Total future payments	840,288	422,229
Less amount representing interest	58,908	45,451

Total future payments less interest	781,380	376,778
Less current portion	321,345	154,206

Long-term portion	$460,035	$222,572

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 6 months of employment with the Company. An employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007, the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation. Effective January 1, 2019, the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 6% of the employee’s compensation. The contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $70,898 and $53,531 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Future minimum payments required under service agreements as of September 30, 2019, are as follows:

Three months ending December 31, 2019	$108,725
2020	174,813
2021	135,887

Total	$419,425

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Revenues

For the three months ended September 30, 2019 (“Third Quarter 2019”) and for the three months ended September 30, 2018, (“Third Quarter 2018”) our revenues include the following:

	For the Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percentage
Professional services	$631,120	$2,203,773	$(1,572,653)	-71.4%
ASP and hosting revenue	2,048,622	2,088,867	(40,245)	-1.9%
Sales of software licenses	22,793	90,000	(67,207)	-74.7%
Maintenance revenue	672,694	423,666	249,028	58.8%
Reseller fee revenue	125,000	500,000	(375,000)	-75.0%
Other revenue	4,214	5,329	(1,115)	-20.9%

Total	$3,504,443	$5,311,635	$(1,807,192)	-34.0%

•	In Third Quarter 2019 our professional services revenue decreased primarily as a result of lower implementation services provided to the Company’s largest client as measured by earned revenue in Third Quarter 2018 in additional to less demand for professional services from other key clients. The Company had largely completed implementation services to our largest client in 2018. Implementation services included assisting customers in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post-implementation services include these same services to existing customers supporting their ongoing utilization of InsPro Enterprise.

•	In Third Quarter 2019 our ASP and hosting revenue decreased as a result of the loss of a client in the fourth quarter of 2018 partially offset by increased fees from several existing customers. ASP and hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP and hosting customers’ access InsPro Enterprise installed on customers’ servers or on the Company’s servers located at a third party’s site.

•	In Third Quarter 2019 our maintenance revenue increased primarily due to increased fees from existing customers.

•	In Third Quarter 2019 our reseller fee revenue decreased as compared to Third Quarter 2018. The remaining reseller fees are amortized as defined in the agreement. The refundability period terminated on September 1, 2019

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percentage
Compensation, employee benefits and related taxes	$1,326,326	$1,551,902	$(225,576)	-14.5%
Professional fees	1,017,049	1,743,669	(726,620)	-41.7%
Depreciation	146,144	51,805	94,339	182.1%
Rent, utilities, telephone and communications	106,135	97,297	8,838	9.1%
Other cost of revenues	72,393	143,692	(71,299)	-49.6%

	$2,668,047	$3,588,365	$(920,318)	-25.6%

•	In Third Quarter 2019 compensation, employee benefits and related taxes component of cost of revenues decreased as compared to Third Quarter 2018 primarily as a result of a decrease to employee staffing.

•	In Third Quarter 2019 our professional fees component of cost of revenues decreased as compared to Third Quarter 2018 primarily as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and a client’s implementation of InsPro EnterpriseTM, which was largely completed in 2018.

•	In Third Quarter 2019 our depreciation expense component of cost of revenues increased as compared to Third Quarter 2018 as a result of depreciation associated with the acquisition of certain third party perpetual licenses acquired in late 2018 and in First Quarter 2019, respectively.

•	In Third Quarter 2019 our Other cost of revenues decreased due to a decrease in the sale of 3rd party software and hardware.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $836,396 in Third Quarter 2019, as compared to a gross profit of $1,723,270 in Third Quarter 2018. The results from operations in Third Quarter 2019 were unfavorably impacted by mainly lower professional services revenue.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consisted of the following:

	For the Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percentage
Compensation, employee benefits and related taxes	$525,581	$754,131	$(228,550)	-30.3%
Advertising and other marketing	3,112	38,146	(35,034)	-91.8%
Depreciation	44,781	20,301	24,480	120.6%
Rent, utilities, telephone and communications	35,764	40,500	(4,736)	-11.7%
Professional fees	241,938	95,346	146,592	153.7%
Other general and administrative	116,130	219,389	(103,259)	-47.1%

	$967,306	$1,167,813	$(200,507)	-17.2%

•	In Third Quarter 2019 compensation, employee benefits and related taxes component of cost of revenues decreased as compared to Third Quarter 2018 primarily as a result of a decrease to employee staffing.

•	In Third Quarter 2019 our depreciation expense increased as compared to Third Quarter 2018 as a result of depreciation associated with the acquisition of certain third party perpetual licenses acquired in late 2018 and in First Quarter 2019.

•	In Third Quarter 2019 our professional fees increased as compared to Third Quarter 2018 primarily due to higher legal expenses related to contract activity.

•	In Third Quarter 2019 our other general and administrative expenses decreased as compared to Third Quarter 2018 primarily due to a reversal of accrued expenses.

Operating (loss) income from operations before other expenses and income taxes

As a result of the aforementioned factors, we reported a loss from operations before other expenses and income taxes of $130,910 in Third Quarter 2019, as compared to income of $555,457 in Third Quarter 2018.

Other expenses

In Third Quarter 2019 our interest expense of $34,900 increased as compared to Third Quarter 2018 of $8,643 primarily due to interest on equipment loans, which originated in First Quarter 2019. Interest expense is attributable to interest on the equipment loans, finance leases and notes payable.

(Loss) income before income taxes

As a result of the aforementioned factors, we reported loss before income taxes of $165,810 in Third Quarter 2019, as compared to income before income taxes of $546,814 in Third Quarter 2018.

Provision (benefit) for income taxes

In Third Quarter 2019 our tax provision for income taxes was $0 as compared to $67,000 in Third Quarter 2018, which consisted of Pennsylvania corporate income tax.

Net (Loss) Income

As a result of these factors discussed above, we reported net loss of $165,810, or ( $0.00) per share on a basic and fully diluted basis, in Third Quarter 2019, as compared to net income of $479,814, or $0.01 per share basic and $0.00 per share on a fully diluted basis in Third Quarter 2018.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Revenues

For the nine months ended September 30, 2019 (“2019 To Date”) and for the nine months ended September 30, 2018, (“2018 To Date”) our revenues include the following:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percentage
Professional services	$2,873,008	$8,576,241	$(5,703,233)	-66.5%
ASP and hosting revenue	5,884,474	6,121,462	(236,988)	-3.9%
Sales of software licenses	22,793	90,000	(67,207)	-74.7%
Maintenance revenue	1,657,613	1,249,655	407,958	32.6%
Reseller fee revenue	125,000	500,000	(375,000)	-75.0%
Sale of equipment	-	23,797	(23,797)	-100.0%
Other revenue	12,836	22,077	(9,241)	-41.9%

Total	$10,575,724	$16,583,232	$(6,007,508)	-36.2%

•	In 2019 To Date our professional services revenue decreased primarily as a result of lower implementation services provided to the Company’s largest client as measured by earned revenue in 2018 To Date. This was partially offset by higher post-implementation services provided to one of the Company’s key clients as measured by earned revenue in 2019 To Date. The Company has largely completed implementation services to our largest client in 2018. Implementation services included assisting customers in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post-implementation services include these same services to existing customers supporting their ongoing utilization of InsPro Enterprise.

•	In 2019 To Date our ASP and hosting revenue decreased as a result of the loss of a client in the fourth quarter of 2018 partially offset by an increase in volume from several existing customers. ASP and hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP and hosting customers’ access InsPro Enterprise installed on customers’ servers or on the Company’s servers located at a third party’s site.

•	In 2019 To Date our maintenance revenue increased primarily due to increased fees from several existing customers.

•	In 2019 to Date our reseller fee revenue decreased as compared to 2018 To Date. The remaining reseller fees are amortized as defined in the agreement. The refundability period terminated on September 1, 2019.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percentage
Compensation, employee benefits and related taxes	$4,566,571	$4,844,716	$(278,145)	-5.7%
Professional fees	3,271,804	5,091,801	(1,819,997)	-35.7%
Depreciation	362,206	137,508	224,698	163.4%
Rent, utilities, telephone and communications	314,202	293,502	20,700	7.1%
Other cost of revenues	211,447	308,986	(97,539)	-31.6%

	$8,726,230	$10,676,513	$(1,950,283)	-18.3%

•	In 2019 To Date our compensation, employee benefits and related taxes component of cost of revenues decreased as compared to 2018 To Date primarily as a result of a decrease to employee staffing.

•	In 2019 To Date our professional fees component of cost of revenues decreased as compared to 2018 To Date primarily as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and a client’s implementation of InsPro EnterpriseTM, which was largely completed in 2018.

•	In 2019 To Date our depreciation expense component of cost of revenues increased as compared to 2018 To Date as a result of depreciation associated with the acquisition of certain third party perpetual licenses acquired in late 2018 and in First Quarter 2019.

•	In 2019 To Date our other cost component of cost of revenues decreased as compared to 2018 To Date primarily due to the cost of 3rd party software resold in First Quarter 2018. Other cost of revenues consisted of the cost of 3rd party licensed software resold to customers, equipment sold to customers, computer processing incurred primarily to provide ASP and hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $1,849,494 in 2019 To Date as compared to a gross profit of $5,906,719 in 2018 To Date. The results from operations in 2019 To Date were unfavorably impacted by lower professional services revenue.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consisted of the following:

	For the Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Dollars	Percentage
Compensation, employee benefits and related taxes	$1,972,184	$2,377,818	$(405,634)	-17.1%
Advertising and other marketing	18,712	50,181	(31,469)	-62.7%
Depreciation	116,401	54,861	61,540	112.2%
Rent, utilities, telephone and communications	109,334	122,303	(12,969)	-10.6%
Professional fees	503,613	370,132	133,481	36.1%
Other general and administrative	643,998	602,826	41,172	6.8%

	$3,364,242	$3,578,121	$(213,879)	-6.0%

•	In 2019 To Date our compensation, employee benefits and related taxes decreased as compared to 2018 To Date primarily as a result of decreased employee staffing.

•	In 2019 To Date our depreciation expense increased as compared to 2018 To Date as a result of depreciation associated with the acquisition of certain third party perpetual licenses acquired in late 2018 and in First Quarter 2019.

•	In 2019 To Date our professional fees increased as compared to 2018 To Date primarily due to higher legal expenses related to contract activity.

•	In 2019 To Date our other general and administrative expenses increased as compared to 2018 To Date primarily due to higher computer software subscription and maintenance expense contracted in early 2019 offset by favorable impact of a release of a consulting expense accrual.

Operating (loss) income from operations before other expenses and income taxes

As a result of the aforementioned factors, we reported a loss from operations before other expenses and income taxes of $1,514,748 in 2019 To Date, as compared to income of $2,328,598 in 2018 To Date.

Other expenses

In 2019 To Date our interest expense of $96,903 increased as compared to 2018 To Date interest expense of $21,552 primarily due to interest on equipment loans, which originated in First Quarter 2019. Interest expense is attributable to interest on the equipment loans, finance leases and notes payable.

(Loss) income before income taxes

As a result of the aforementioned factors, we reported loss before income taxes of $1,611,651, in 2019 To Date as compared to income before income taxes of $2,307,046 in 2018 To Date.

Provision for income tax expense

In 2019 To Date due to the loss before income taxes, our tax provision for income taxes was $0 as compared to $138,000 in 2018 To Date.

Net (Loss) Income

As a result of these factors discussed above, we reported net loss of $1,611,651, or ($0.04) per share on a basic and fully diluted basis, in 2019 To Date as compared to net income of $2,169,046, or $0.05 per share basic and $0.01 per share on a fully diluted basis in 2018 To Date.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2019, we had a cash balance of $4,390,641 and negative working capital of $7,438.

Net cash provided by operations was $1,938 in 2019 To Date as compared to net cash provided by operations of $376,846 in 2018 To Date. Impacting our cash flow from operations was our net loss of $1,611,651 in 2019 To Date as compared to net income of $2,169,046 in 2018 To Date.

•	Decrease in accounts receivable of $1,331,794 in 2019 To Date, which is primarily the result of enhanced collections.

•	Decrease in accounts payable of $600,035 in 2019 To Date, which is primarily the result of decrease in amount due to outside IT consulting firms incurred in 2019 To Date.

•	Decrease in prepaid expenses of $76,663 in 2019 To Date, which is primarily the result of amortization of prepaid insurance and software maintenance.

•	Increase in accrued expenses of $22,150 in 2019 To Date, which is primarily the result of amount owed to an IT consultant.

•	Increase in deferred revenue of $426,972 in 2019 To Date, which is primarily the result of annual maintenance fees, which were not yet earned in 2019 To Date.

•	In addition to cash used in operating activities, we incurred the following non-cash gain and expenses, which were included in our net loss, including:

o	Recorded depreciation expense of $478,607 and $192,369 in 2019 To Date and 2018 To Date, respectively

o	Recorded stock-based compensation expense of $6,250 and $4,849 in 2019 To Date and 2018 To Date, respectively.

•	Net cash used in investing activities in 2019 To Date was $125,292 as compared to $91,410 in 2018 To Date. The increase is the result of the increased purchases of computer software and hardware.

•	Net cash used in financing activities in 2019 To Date was $586,665 as compared to $115,528 in 2018 To Date.

•	Payments on equipment loans of $505,000 in 2019 To Date pertain to loans to finance the purchase of third party licenses, software subscriptions and software maintenance.

o	On January 5, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company. Payment terms include 36 equal monthly payments of principal, interest and applicable sales tax of $24,432 commencing on February 1, 2019 and ending on January 1, 2022.

o	On February 28, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company. Payment terms include 24 equal monthly payments of principal, interest of $51,456, which commenced in March, 2019 and will end on February 1, 2021

•	Payments on notes payable pertain to notes payable, which we entered into in order to finance two of the Company’s corporate insurance premiums.

•	Payments on finance lease obligations pertain to leases to finance the purchase of equipment used for operations.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

Liquidity and Other Considerations

During the nine months ended September 30, 2019, the Company’s cash provided by operations was $1,938. As of September 30, 2019, the Company had $4,390,641 of cash, negative working capital of $7,438 and the Company’s shareholders’ equity was $1,263,646.

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

Date: November 12, 2019	INSPRO TECHNOLOGIES CORPORATION

	By:	/s/ ANTHONY R. VERDI
Anthony R. Verdi
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Page 38