Form 10-K
period 2019-12-31
InsPro Technologies Corp
filed 2020-03-25
CIK 1309442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

  Yes  ☐     No  ☒

The aggregate market value of common stock, par value $0.001 per share, held by non-affiliates at June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,330,769. Such aggregate market value was computed by reference to the closing price of the common stock of the registrant on the Over-the-Counter Bulletin Board on June 28, 2019.

As of March 25, 2020, there were 59,673,655 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

InsPro Enterprise

Product Evolution and Development

InsPro LLC, and its predecessor, Systems Consulting Associates, Inc. (“SCA”), was founded in 1986 by Robert J. Oakes as a programming and consulting services company. In 1988, SCA entered into a long-term contract with Provident Mutual Insurance Company to develop, maintain, install, support and enhance IMACS, which was an insurance direct marketing and administration software system. IMACS was the precursor to InsPro Enterprise. InsPro Technologies dedicated four years, from 2001 to 2005, to developing its principal product, the initial version of InsPro Enterprise, which is a comprehensive, scalable and modular web-based insurance marketing, claims administration and policy servicing platform.

Product and Services

We offer both a licensed and an application service provider (“ASP”) use of InsPro Enterprise, which is used for insurance administration and marketing for group and individual insurance business lines. InsPro Enterprise efficiently processes agent, direct market, worksite and web site generated business.

During 2019, we earned $14,892,216 in revenue of which 27% was earned from Physicians Mutual Insurance Company, 19% earned from various subsidiaries of CapGemini S.A and 10% from Aetna Senior Supplemental Insurance.

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

Recent Events

On January 30, 2020, the Company, Majesco, a California corporation (the “Buyer”), and Majesco Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Buyer (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the closing (the “Closing”) of the Merger (the “Effective Time”), Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of the Buyer. Pursuant to the Merger Agreement, the Company is required to solicit stockholder approval of the Merger Agreement and to file a proxy statement relating to such solicitation with the Securities and Exchange Commission (SEC) within a specified time period.

If the Merger is consummated, the Buyer will pay the Company $12 million in cash, subject to certain adjustments as set forth in the Merger Agreement (including for cash and certain debt of the Company) (the “Merger Consideration”).

At the Effective Time, and subject to the terms and conditions of the Merger Agreement, the outstanding shares of the Company’s preferred and common stock, other than shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law, will automatically be converted into the right to receive allocations of the Merger Consideration pursuant to the Merger Agreement and the Company’s Certificate of Incorporation and all amendments thereto (collectively, the “Company Charter”).

Proceeds of the Merger will be allocated in accordance with the Company’s Charter. Because the amount of Merger Consideration is substantially less than the aggregate minimum liquidation preferences of the Series C Preferred Stock and Series B Preferred Stock, all Merger Consideration will be paid to the holders of those series of preferred stock. In particular, the holders of the Company’s Common Stock and Series A Preferred Stock, will not receive any consideration in the Merger. Additionally, each Company option or warrant outstanding immediately prior to the Effective Time, whether or not then vested and exercisable, will be cancelled without the receipt of any consideration.

The Company expects that the Merger will be completed early in the second quarter of 2020, subject to the satisfaction of all closing conditions. See Note 10 – Subsequent Events.

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

Employees

As of December 31, 2019 we had 50 full time and 3 part time employees for a total of 53 employees. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement. We believe that the relationship between our management and our employees is good.

Intellectual Property and Proprietary Rights

We rely on a combination of trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand.

Corporate Information

We were incorporated under the laws of the state of Nevada on October 21, 2004 as Darwin Resources Corp. (“Darwin-NV”), an exploration stage company engaged in mineral exploration. On November 22, 2005, Darwin-NV merged with and into its newly-formed wholly-owned subsidiary, Darwin Resources Corp., a Delaware corporation (“Darwin-DE”), solely for the purpose of changing the company’s state of incorporation from Nevada to Delaware. On November 23, 2005, HBDC II, Inc., a newly-formed wholly-owned subsidiary of Darwin-DE, was merged with and into Health Benefits Direct Corporation, a privately-held Delaware corporation engaged in direct marketing and distribution of health and life insurance and related products primarily over the Internet, and the name of the resulting entity was changed from Health Benefits Direct Corporation to HBDC II, Inc. Following this merger, Darwin-DE changed its name to Health Benefits Direct Corporation and, as a result, HBDC II, Inc. became our wholly-owned subsidiary. We formed HBDC Acquisition, LLC on September 6, 2007 in connection with our acquisition of Atiam Technologies, L.P. on October 1, 2007. HBDC Acquisition, LLC, which changed its name to InsPro Technologies, LLC on May 14, 2009, develops, sells and supports our InsPro EnterpriseTM software application. On November 29, 2010, Health Benefits Direct Corporation changed its name to InsPro Technologies Corporation. On September 5, 2019, InsPro Hosting Services LLC (a Delaware Corporation), a wholly-owned subsidiary of InsPro Technologies Corporation, was formed for the purpose of secure hosting business and maintain PCI compliance. Our principal executive offices and the officers are located at 1510 Chester Pike, Suite 400 Baldwin Tower, Eddystone, Pennsylvania 19022. Our telephone number is (484) 654-2200. The web site of our wholly-owned subsidiary InsPro Technologies, LLC is www.inspro.com.

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

We do not own any real estate.

We lease approximately 17,567 square feet of space in Eddystone, Pennsylvania. We lease this office space under a lease agreement with BPG Officer VI Baldwin Tower L.P. The term of this lease, as amended, commenced on August 1, 2007, and will expire on January 31, 2022. The monthly rent was $28,546 per month from January 1, 2017 through January 31, 2018, and was increased to $30,010 per month from January 1, 2018 through January 31, 2022.

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

2018	High	Low
First quarter, ended March 31, 2018	$0.065	$0.030
Second quarter, ended June 30, 2018	0.1698	0.065
Third quarter, ended September 30, 2018	0.143	0.0775
Fourth quarter, ended December 31, 2018	0.09	0.0311

2019
First quarter, ended March 31, 2019	0.0648	0.04
Second quarter, ended June 30, 2019	0.0598	.0317
Third quarter, ended September 30, 2019	0.045	0.026
Fourth quarter, ended December 31, 2019	0.038	0.02

2020:
First quarter through March 23, 2020	.003	.003

Holders of Record

Based on information furnished by our transfer agent, as of March 30, 2020, we had approximately 104 holders of record of our common stock.

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

On January 30, 2020, we entered into an agreement and plan of merger (the “Merger Agreement”) with Majesco, a California corporation (the “Buyer”) and Majesco Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Buyer (“Merger Sub”), pursuant to which and upon the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of the Buyer, as discussed in more detail under the heading “Recent Events” beginning on page 6 and in Note 10 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-33.

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

Use of Estimates - Management’s Discussion and Analysis is based upon the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2019 and 2018 include the allowance for doubtful accounts, valuation of stock-based compensation, the useful lives and valuation of property and equipment, and deferred revenue. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company’s consulting and implementation services are generally associated with the implementation of InsPro Enterprise for either an ASP or licensed client, and cover such activity as InsPro Enterprise installation, configuration, modification of InsPro Enterprise functionality, client insurance plan set-up, and client insurance document design and system documentation.

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

ASP and hosting enables a client to effectively lease the InsPro Enterprise software, paying only for that capacity required to support their business during the contracted time period. The hosting service can also enable a client to outsource its application management of its perpetually licensed InsPro Enterprise software to the Company. ASP and hosting customer’s access InsPro Enterprise installed on InsPro Technologies owned servers. Maintenance enables a client to periodic updates to their InsPro Enterprise software and access to customer support from the Company. We have determined the Company’s continuous service and support represent a series of performance obligations that are delivered over time on a stand-ready basis.

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

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues

For the year ended December 31, 2019 (“2019”) and 2018 (“2018”) our revenues include the following:

	For the Years Ended December 31,		Increase (Decrease)
	2019	2018	Dollars	Percentage
Professional services	$3,842,058	$11,018,426	$(7,176,368)	-65.1%
ASP and hosting revenue	8,026,348	8,145,399	(119,051)	-1.5%
Sales of software licenses	422,793	132,060	290,733	220.2%
Maintenance revenue	2,209,493	1,785,708	423,785	23.7%
Reseller fee revenue	375,000	500,000	(125,000)	-25.0%
Sale of equipment	-	23,797	(23,797)	-100.0%
Other revenue	16,524	28,965	(12,441)	-43.0%
Total	$14,892,216	$21,634,355	$(6,742,139)	-31.2%

•	In 2019, our professional services revenue decreased primarily as a result of lower implementation services provided to the Company’s largest client as measured by earned revenue in 2019. The Company ended implementation services to our largest client in 2019 and this client terminated all services in the 4th quarter of 2019. Implementation services included assisting customers in setting up their insurance products in InsPro EnterpriseTM, providing modifications to InsPro Enterprise’s functionality to support the client’s business, interfacing InsPro Enterprise with the client’s other systems, automation of client correspondence to their customers and data conversion from the client’s existing systems to InsPro Enterprise. Post-implementation services include these same services to existing customers supporting their ongoing utilization of InsPro Enterprise.

•	In 2019, our ASP and hosting revenue decreased as a result of the loss of a client in the fourth quarter of 2018 partially offset by an increase in volume from several existing customers. ASP and hosting service enables a client to either lease InsPro Enterprise software, paying only for that capacity required to support their business, or for a client to outsource the operation of their licensed InsPro Enterprise installation to the Company. ASP and hosting customers’ access InsPro Enterprise installed on customers’ servers or on the Company’s servers located at a third party’s site.

•	In 2019, we earned $422,793 of software license revenue, of which $400,000 was the amount recognized upon the completion of the implementation of insurance products for an existing client.

•	In 2019, our maintenance revenue increased primarily due to increased fees from one of our largest clients.

•	In 2019, our reseller fee revenue decreased as compared to 2018. The remaining reseller fees are amortized as defined in the agreement. The refundability period terminated on September 1, 2019.

•	In 2018, we sold computer equipment to a client in connection with their use of InsPro EnterpriseTM . In 2019, no computer equipment was sold to clients.

•	In 2019, other revenue decreased primarily due to the decline in renewal insurance commissions received in connection with the Company’s former telesales call center and external agent produced agency business, The Company ceased selling insurance products in 2019.

Cost of Revenues

Our cost of revenues consisted of the following:

	For the Years Ended December 31,		Increase (Decrease)
	2019	2018	Dollars	Percentage
Compensation, employee benefits and related taxes	$5,948,781	$6,614,016	$(665,235)	-10.1%
Professional fees	4,109,305	6,492,893	(2,383,588)	-36.7%
Depreciation	506,371	186,380	319,991	171.7%
Rent, utilities, telephone and communications	423,545	397,587	25,958	6.5%
Other cost of revenues	287,205	376,410	(89,205)	-23.7%
	$11,275,207	$14,067,286	$(2,792,079)	-19.8%

•	In 2019, our compensation, employee benefits and related taxes component of cost of revenues decreased as compared to 2018 primarily as a result of a decrease to employee staffing.

•	In 2019, our professional fees component of cost of revenues decreased as compared to 2018 primarily as a result of decreased utilization of several outside consulting firms, which were assisting us with modifications to InsPro Enterprise’s functionality and a client’s implementation of InsPro EnterpriseTM , which was largely completed in 2018.

•	In 2019, our depreciation expense component of cost of revenues increased as compared to 2018 as a result of depreciation associated with the acquisition of certain third party perpetual licenses acquired in 2019.

•	In 2019, our other cost component of cost of revenues decreased as compared to 2018 primarily due to the cost of 3rd party software, which was ultimately resold, in First Quarter 2018. Other cost of revenues consisted of the cost of 3rd party licensed software resold to customers, equipment sold to customers, computer processing incurred primarily to provide ASP and hosting services, hardware and software, travel and entertainment, and office expenses.

Gross Profit

As a result of the aforementioned factors, we reported a gross profit of $3,617,009 in 2019, as compared to $7,567,069 in 2018.

Selling, General and Administrative Expenses

Our selling, general and administrative expense consisted of the following:

	For the Years Ended December 31,		Increase (Decrease)
	2019	2018	Dollars	Percentage
Compensation, employee benefits and related taxes	$2,456,544	$3,223,286	$(766,742)	-23.8%
Advertising and other marketing	21,965	70,961	(48,996)	-69.0%
Depreciation	158,269	71,797	86,472	120.4%
Rent, utilities, telephone and communications	143,880	161,307	(17,427)	-10.8%
Professional fees	1,023,921	457,054	566,867	124.0%
Other general and administrative	877,918	942,487	(64,569)	-6.9%
	$4,682,497	$4,926,892	$(244,395)	-5.0%

•	In 2019 our compensation, employee benefits and related taxes decreased as compared to 2018 primarily as a result of decreased employee staffing.

•	In 2019 our depreciation expense increased as compared to 2018 as a result of depreciation associated with the acquisition of certain third party perpetual licenses acquired in late 2018 and in First Quarter 2019.

•	In 2019 our professional fees increased as compared to 2018 primarily due to higher legal expenses related to contract activity.

•	In 2019 our other general and administrative expenses decreased as compared to 2018 primarily due to lower computer software subscription and maintenance expense contracted in early 2019 offset by favorable impact of a release of a consulting expense accrual.

Income from operations

As a result of the aforementioned factors, we reported a loss from continuing operations before income taxes of $1,065,488 in 2019, as compared to income of $2,640,177 in 2018.

Other income (expenses)

In 2019 our interest expense of $ 129,247 increased as compared to 2018 interest expense of $30,722 primarily due to interest on equipment loans, which originated in First Quarter 2019. Interest expense is attributable to interest on the equipment loans, finance leases and notes payable.

Income before income taxes

As a result of the aforementioned factors, we reported a loss before income taxes of $1,194,735 in 2019, as compared to net income before income taxes of $2,609,455 in 2018.

Provision for income tax expense

In 2019, due to the loss before income taxes, our tax provision for income taxes was $0 as compared to $131,000 in 2018. In 2018 our provision for income taxes was $131,000, which consisted of a $13,000 federal income tax benefit and $144,000 of Pennsylvania corporate income tax. The effective tax rate for 2018 differed from the U.S. federal statutory rate primarily due to net operating losses carried forward from prior years (“NOLs”), which offsets 100% of current federal income tax expense. In computing the Company’s state corporate income tax in 2018 the Company’s state NOL’s are limited to 35% of the Company’s state income tax.

Net income (loss)

As a result of these factors discussed above, we reported net loss of $1,194,735, or $0.03 and $0.03 per share on a basic and a fully diluted basis, respectively, in 2019 as compared to a net income of $2,478,455, or $0.06 and $0.01 per share on a basic and a fully diluted basis, respectively, in 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, we had a cash balance of $4,259,775 and working capital of $279,038.

Net cash provided by operations was $229,489 in 2019 as compared to net cash provided by operations of $705,602 in 2018. Impacting our cash flow from operations was our net loss of $1,194,735 in 2019 as compared to net income of $2,478,455 in 2018 and:

•	Decrease in accounts receivable of $1,677,515 in 2019, which is primarily the result of enhanced collection in 2019 as compared to 2018.

•	Decreases in prepaid assets of $108,433 in 2019, which is primarily the result of amortization of prepaid software maintenance.

•	Decreases in accounts payable of $79,177 in 2019, which is primarily the result of the payment of amounts owed to outside IT consulting firms incurred prior to 2019.

•	Decreases in accrued expenses of $183,547 in 2019 was primarily due to the release of prior period accrued consulting fees.

In addition to cash used in operating activities, we incurred non-cash gain and expenses, which were included in our net loss, including:

•	Recorded depreciation expense of $664,640 and $258,177 in 2019 and 2018, respectively.

•	Recorded stock-based compensation expense of $6,250 and $6,099 in 2019 and 2018, respectively.

Net cash used in investing activities in 2019 was $216,839 as compared to $353,982 in 2018. The decrease was primarily the result of reduced purchases and increases in financed 3rd party software.

Net cash used in financing activities in 2019 was $853,535 as compared to cash used in financing activities in 2018 of $268,499.

•	On January 5, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company. Payment terms include 36 equal monthly payments of principal, interest and applicable sales tax of $24,432 commencing on February 1, 2019 and ending on January 1, 2022.

•	On February 28, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company. Payment terms include 24 equal monthly payments of principal, interest of $51,456, which commenced in March, 2019 and will end on February 1, 2021

•	Payments on finance lease obligations pertain to leases to finance the purchase of equipment used for operations.

•	Payments on notes payable pertain to financing two of the Company’s corporate insurance policy premiums.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet or other contractually narrow or limited purposes.

Liquidity and Other Considerations

During year ended December 31, 2019, the Company’s net loss was $1,194,735 and cash provided by operations was $229,489. As of December 31, 2019, the Company had $4,259,775 of cash, working capital of $279,038 and the Company’s shareholder’s equity was $1,680,562.

Our liquidity needs for the next 12 months and beyond are principally for the funding of our operations, payments on finance leases and the purchase of property and equipment. Based on the foregoing, management believes the Company has sufficient funds to finance its operations for twelve months from the date this report was issued.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of InsPro Technologies Corporation.

Opinion on the Financial Statement

We have audited the accompanying Consolidated Balance Sheet of InsPro Technologies Corporation (theCompany) as of December 31, 2019 and 2018 and the related Consolidated Statement of Operations, Changes inShareholders’ Equity, and Cash Flows for each of the years in the two year period ended December 31, 2019,and the related Notes (collectively referred to as the financial statements). In our opinion, the financial statementspresent fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018and the results of its operations and its cash flows for each of the years in the two year period ended December31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibilityis to express an opinion on the Company’s consolidated financial statements based on our audit. We are a publicaccounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) andare required to be independent with respect to the Company in accordance with the U.S. federal securities lawsand the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we planand perform the audit to obtain reasonable assurance about whether the consolidated financial statements arefree of material misstatement, whether due to error or fraud. The Company is not required to have, nor were weengaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are requiredto obtain an understanding of internal control over financial reporting, but not for the purpose of expressing anopinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we expressno such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements,whether due to error or fraud, and performing procedures that respond to those risks. Such procedures includedexamining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financialstatements. Our audit also included evaluating the accounting principles used and significant estimates made bymanagement, as well as evaluating the overall presentation of the financial statements. We believe that our auditprovide a reasonable basis for our opinion.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2017.

Margate, Florida

March 25, 2020

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS:
Cash	$4,259,775	$5,100,660
Accounts receivable, net	1,469,082	3,146,597
Tax receivable	14,631	13,000
Prepaid expenses	468,983	305,643
Total current assets	6,212,471	8,565,900

LONG TERM ASSETS:
Property and equipment, net	1,514,055	594,767
Operating lease right of use asset	702,867	-
Prepaid assets	135,887	-
Total long term assets	2,352,809	594,767

Total assets	$8,565,280	$9,160,667

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable	$41,869	$39,025
Accounts payable	1,134,580	1,213,758
Accrued expenses	327,800	905,531
Current portion of finance lease obligations	149,992	115,771
Current portion of equipment loans	854,205	-
Current portion of operating lease obligations	326,270	-
Deferred revenue	3,098,718	2,850,976
Income tax payable	-	141,000

Total current liabilities	5,933,434	5,266,061

LONG TERM LIABILITIES:
Deferred revenue, less current portion	-	875,000
Finance lease obligations, less current portion	188,975	150,559
Equipment loans, less current portion	385,712	-
Operating lease obligations, less current portion	376,597	-

Total long term liabilities	951,284	1,025,559

Total liabilities	6,884,718	6,291,620

SHAREHOLDERS' EQUITY:
Preferred stock ($.001 par value; 20,000,000 shares authorized)
Series A convertible preferred stock; 3,437,500 shares designated, 1,270,250
shares issued and outstanding (liquidation value $12,702,500)	1,271	1,271
Series B convertible preferred stock; 11,000,000 shares designated, 5,307,212
shares issued and outstanding (liquidation value $15,921,636)	5,307	5,307
Series C convertible preferred stock; 4,000,000 shares designated, 1,254,175
shares issued and outstanding (liquidation value $6,270,875)	1,254	1,254
Common stock ($.001 par value; 750,000,000 shares authorized,
41,673,655 shares issued and outstanding)	41,673	41,673
Additional paid-in capital	65,377,611	65,371,361
Accumulated deficit	(63,746,554)	(62,551,819)

Total shareholders' equity	1,680,562	2,869,047

Total liabilities and shareholders' equity	$8,565,280	$9,160,667

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ending December 31,
	2019	2018
Revenues	$14,892,216	$21,634,355

Cost of revenues	11,275,207	14,067,286

Gross profit	3,617,009	7,567,069

Selling, general and administrative expenses	4,682,497	4,926,892

(Loss) income from operations	(1,065,488)	2,640,177

Other income (expense):
Interest expense	(129,247)	(30,722)
Total other expense	(129,247)	(30,722)
(Loss) income before income taxes	(1,194,735)	2,609,455

Provision for income taxes	-	131,000

Net (loss) income	$(1,194,735)	$2,478,455

Net (loss) income per common share:
Net (loss) income per common share - basic	$(0.03)	$0.06
Net income (loss) per common share - fully diluted:
Net (loss) income per common share - fully diluted	$(0.03)	$0.01

Weighted average common shares outstanding - basic	41,673,655	41,673,655
Weighted average common shares outstanding - fully diluted	41,673,655	198,306,395

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	Series A Preferred Stock,		Series B Preferred Stock,		Series C Preferred Stock,		Common Stock, $.001
	$.001 Par Value		$.001 Par Value		$.001 Par Value		Par Value				Shareholders'
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance - December 31, 2017	1,276,750	$1,277	5,307,212	$5,307	1,254,175	$1,254	41,543,655	$41,543	$65,365,386	$(65,030,274)	$384,493
Amortization of deferred compensation									6,099		6,099

Net income for the period										2,478,455	2,478,455
Conversion of Series A Preferred Stock into Common Stock	(6,500)	(6)					130,000	130	(124)		-

Balance - December 31, 2018	1,270,250	$1,271	5,307,212	$5,307	1,254,175	$1,254	41,673,655	$41,673	$65,371,361	$(62,551,819)	$2,869,047
Amortization of deferred compensation									6,250		6,250

Net loss for the period										(1,194,735)	(1,194,735)

Balance - December 31, 2019	1,270,250	$1,271	5,307,212	$5,307	1,254,175	$1,254	41,673,655	$41,673	$65,377,611	$(63,746,554)	$1,680,562

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ending December 31,
	2019	2018

Cash Flows From Operating Activities:
Net (loss) income	$(1,194,735)	$2,478,455
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	664,640	258,177
Stock-based compensation	6,250	6,099
Changes in assets and liabilities:
Accounts receivable	1,677,515	(1,603,208)
Tax Receivable	(1,631)	(13,000)
Prepaid expenses	108,432	135,709
Other current assets	-	3,806
Accounts payable	(79,177)	(270,946)
Accrued expenses	(183,547)	(221,065)
Deferred revenue	(627,258)	(39,425)
Total other income	(141,000)	(29,000)

Net cash provided by operating activities	229,490	705,602

Cash Flows From Investing Activities:
Purchase of property and equipment	(216,839)	(353,982)

Net cash used in investing activities	(216,839)	(353,982)

Cash Flows From Financing Activities:
Proceeds on notes payable	2,844	(87,145)
Payments on capital leases	(146,741)	(181,354)
Payments on equipment loans	(709,638)	-

Net cash used in financing activities	(853,535)	(268,499)

Net increase (decrease) in cash	(840,885)	83,121

Cash - beginning of the period	5,100,660	5,017,539

Cash - end of the period	$4,259,775	$5,100,660

Supplemental Disclosures of Cash Flow Information
Cash payments for income taxes	$141,000	$173,000
Cash payments for interest	$129,247	$30,722
Non cash investing and financing activities:
Equipment acquired through capital leases	$219,378	$228,968
Equipment and prepaid assets aquired through equipment loans	$1,949,555	$-
Operating lease right of use asset and operating lease liabilities	$702,867	$-

See accompanying notes to consolidated financial statements.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

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

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP“). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries InsPro Technologies, LLC, Atiam Technologies GP, LLC, Atiam Technologies, LP, HBDC II, Inc., HBDC Sub, Inc. Corporation, Platinum Partners, LLC, InsPro Hosting Services, LLC and Insurance Specialist Group. All material inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2019 and 2018 include the allowance for doubtful accounts, stock-based compensation, the useful lives and valuation of property and equipment, valuation of deferred tax assets and deferred revenue.

Cash and cash equivelents

The Company had no cash equivalents during the two years ended December 31, 2019 and 2018. The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivelents.

Accounts receivable

The Company has a policy of establishing an allowance for uncollectible accounts receivable based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2019 and 2018, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and capital lease obligations approximated fair value as of December 31, 2019 and 2018 because of the relatively short-term maturity of these instruments and their market interest rates.

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

Impairment of long-lived assets

The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record an impairment charge for the years ended December 31, 2019 and 2018.

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
December 31, 2019 and 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The Company has not yet filed its tax returns for the tax year ended December 31, 2019. As of December 31, 2019, the tax years ended December 31, 2019, 2018 and 2017 are still subject to audit.

Income (loss) per common share

The Company's weighted average common shares outstanding used in computing fully diluted net income (loss) per common share include the following:

	For The Years Ended December 31,
	2019	2018
Common stock	41,673,655	41,673,655
Conversion of series A convertible preferred stock issued and outstanding into common stock	-	25,405,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	-	106,144,240
Conversion of series C convertible preferred stock issued and outstanding into common stock	-	25,083,500

Shares used in computing fully diluted net income (loss) per share	41,673,655	198,306,395

For the year ended December 31, 2019, the effects of common stock equivalents and potentially dilutive securities outstanding during this period, are excluded from the calculation of diluted loss per common share because they are anti-dilutive. The total number of shares including potentially dilutive shares is 198,306,395 as of December 31, 2019.

For the year ended December 31, 2019, the effects of warrants to purchase the Company’s common stock, which were outstanding during this period, are excluded from the calculation of common stock equivalents because they are out-of-the-money (their exercise prices are greater than the market price of the Company’s Common Stock as of December 31, 2019.

The Company’s issued and outstanding convertible preferred stock is convertible into common stock at a ratio of 20 common shares for each preferred share.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

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

The Company’s consulting and implementation services are generally associated with the implementation or post implementation of InsPro Enterprise for either an ASP or licensed client. Implementation services include InsPro Enterprise installation, configuration and modification of InsPro Enterprise functionality, client insurance plan set-up, and client insurance document design and system documentation. Post implementation services include these same services to existing customers supporting their ongoing utilization of InsPro Enterprise.

The Company’s revenue is recognized under FASB ASC 606 Revenue from Contracts with Customers (“ASC 606”). See Note 2 Revenue and Deferred Revenue.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of revenues

Cost of revenues includes direct labor and associated costs for employees and independent contractors performing InsPro Enterprise™ design, development, implementation and testing together with customer management, training and technical support, as well as a portion of facilities costs. Cost of revenues consisted of the following:

	For the Years Ended December 31,
	2019	2018
Compensation, employee benefits and related taxes	$5,948,781	$6,614,016
Professional fees	4,109,305	6,492,893
Depreciation	506,371	186,380
Rent, utilities, telephone and communications	423,545	397,587
Other cost of revenues	287,205	376,410
	$11,275,207	$14,067,286

Selling, general and administrative expenses

Selling, general and administrative expenses include all selling, marketing, and other expenses not classified as cost of revenues. Selling, general and administrative expenses consisted of the following:

	For the Years Ended December 31,
	2019	2018
Compensation, employee benefits and related taxes	$2,456,544	$3,223,286
Advertising and other marketing	21,965	70,961
Depreciation	158,269	71,797
Rent, utilities, telephone and communications	143,880	161,307
Professional fees	1,023,921	457,054
Other general and administrative	877,918	942,487
	$4,682,497	$4,926,892

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
December 31, 2019 and 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of credit risk

The Company maintains its cash and restricted cash in bank deposit accounts, which exceed the federally insured limits as provided through the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2019 and 2018, the Company had $4,269,194 and $5,161,810 of cash in United States bank deposits, of which $500,000 and $501,177 was federally insured and $3,769,194 and $4,660,633 was not federally insured, respectively.

The following table lists the percentage of the Company’s accounts receivable balance from the Company’s InsPro Enterprise™ clients representing 10% or more of the accounts receivable balances as of the periods listed below.

	December 31, 2019	December 31, 2018
Client #1	37%	35%
Client #2	24%	20%
Client #3	22%	13%

The following table lists the percentage of the Company’s revenue earned from the Company’s InsPro Enterprise clients representing 10% or more of the revenue earned in each of the periods listed below.

	For the Years Ended December 31,
	2019	2018
Client #1	27%	33%
Client #2	19%	17%
Client #3	10%	14%

Stock-based compensation

The Company accounts for employee stock-based compensation in accordance with ASC 718-10, "Share-Based Payment," which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock awards, and employee stock purchases based on estimated fair values.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation-Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management implemented this standard on January 1, 2019.

Determining Fair Value Under ASC 718-10

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company's determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding the number of highly subjective variables.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company estimates volatility based upon the historical stock price of the Company and estimates the expected term for employee stock options using the simplified method for employees and directors and the contractual term for non-employees. The risk-free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2019. See Note 6 – Operating and Financial Lease Obligations

Recent accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its accounting and disclosures.

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

Liquidity

During year ended December 31, 2019, the Company’s net loss was $1,194,735 and cash provided by operations was $229,489. As of December 31, 2019, the Company had $4,259,775 of cash, working capital of $279,038 and the Company’s shareholder’s equity was $1,680,562.

Our liquidity needs for the next 12 months and beyond are principally for the funding of our operations, payments on capital leases and the purchase of property and equipment. Based on the foregoing, management believes the Company has sufficient funds to finance its operations for twelve months from the date this report was issued.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

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

	For the Years Ended December 31,
	2019	2018
Professional services	$3,842,058	$11,018,426
ASP and hosting revenue	8,026,348	8,145,399
Sales of software licenses	422,793	132,060
Maintenance revenue	2,209,493	1,785,708
Reseller fee revenue	375,000	500,000
Sale of equipment	-	23,797
Other revenue	16,524	28,965
Total	$14,892,216	$21,634,355

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

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

The following table discloses changes in unearned revenue as of December 31, 2019 and 2018.

	As of December 31, 2019	As of December 31, 2018
Short Term
Balance at December 31	$2,850,976	$2,765,401
Deferral of revenue	2,014,416	2,496,412
Reclassification of unearned revenue from long term to short term	875,000	125,000
Recognition of unearned revenue	(2,641,674)	(2,535,837)

Balance at December 31	$3,098,718	$2,850,976

Long Term
Balance at December 31	$875,000	$1,000,000
Reclassification of unearned revenue from long term to short term	(875,000)	(125,000)

Balance at December 31	$-	$875,000

Deferral of revenue in the years ended December 31, 2019 and 2018 was $2,014,416 and $2,496,412, respectively. This deferred revenue represents annual maintenance fees, which were invoiced at the beginning of customers’ annual maintenance contracts, and collected professional services fees, which pertain to performance obligations not realized as of December 31, 2019 and 2018.

Revenue recognized in the years ended December 31, 2019 and 2018, which was included in the unearned revenue liability balance at the beginning of each year, was $2,641,674 and $2,535,837, respectively. This revenue represents maintenance, professional services, software license fees and Reseller Agreement performance obligations performed during the years ended December 31, 2019 and 2018.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 2 – REVENUE AND DEFERRED REVENUE (continued)

Long term unearned revenue pertains to the portion of the Reseller Fee associated with Refund Events that will occur more than 12 months from December 31, 2019 and 2018, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life (Years)	December 31, 2019	December 31, 2018
Computer equipment and software	3	$6,742,089	$5,158,316
Office equipment	4.6	145,229	145,229
Leasehold improvements	5.4	81,933	81,933
		6,969,251	5,385,478

Less accumulated depreciation		(5,455,196)	(4,790,711)

		$1,514,055	$594,767

The following table discloses depreciation expense as reported in the statement of operations.

	For the Years Ended December 31,
	2019	2018
Depreciation included in cost of revenues	$506,371	$186,380
Depreciation included in selling, general and administrative	158,269	71,797
Total depreciation	$664,640	$258,177

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 4 – NOTES PAYABLE

Notes payable at December 31, 2019, consist of two notes payable for insurance premium financing on two of the Company’s insurance policies. The first note commenced on May 3, 2019, has an annual interest rate of 11.01% and consists of 11 monthly payments of principal and interest of $2,974 per month commencing on June 3, 2019 and ending on April 3, 2020. The balance for this note was $11,629 as of December 31, 2019. For the year ended December 31, 2019, the interest expense incurred on this note was $1,464. The second note commenced on July 30, 2019, has an annual interest rate of 8.24% and consisted of eleven payments of principal and interest of $5,173 per month commencing on August 27, 2019 and ending June 27, 2020. The balance for this note was $30,240 as of December 31, 2019. For the year ended December 31, 2019 the interest expense on this note was $1,679.

Notes payable at December 31, 2018, consist of two notes payable for insurance premium financing on one of the Company’s insurance policies. The first note commenced on May 3, 2018, has an annual interest rate of 9.98% and consists of 11 monthly payments of principal and interest of $3,204 per month commencing on June 3, 2018 and ending on April 3, 2019. The balance for this note was $12,552 as of December 31, 2018. For the year ended December 31, 2018, the interest expense incurred on this note was $1,435. The second note commenced on July 30, 2018, has an annual interest rate of 8.76% and consists of 9 monthly payments of principal and interest of $5,434.53 per month commencing on September 28, 2018 and ending on May 28, 2019. The balance for this note was $26,473 as of December 31, 2018. For the year ended December 31, 2018, the interest expense on this note was $1,376

Equipment Loans

On January 5, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company to finance the purchase of certain third party perpetual software licenses and software subscription and maintenance. The amount financed was $801,843, which included $756,456 cost of purchased software licenses and software subscription and maintenance services plus $45,387 of applicable sales tax. The financing arrangement commenced on January 5, 2019, has an annual interest rate of 6.1% and consists of 36 equal monthly payments of principal, interest and applicable sales tax of $24,432 commencing on February 1, 2019 and ending on January 1, 2022. The balance for this loan was $550,662 as of December 31, 2019. The Company’s right to use the purchased software licenses and software subscription and maintenance services is contingent on the Company remaining in compliance with the terms of this loan. As of December 31, 2019, the Company is in compliance with this loan. For the year ended December 31, 2019, the interest expense on this loan was $41,998.

On February 28, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company to finance the purchase of perpetual software licenses for third party software products. The amount financed was $1,147,712. The financing arrangement has an annual interest rate of 7.13% and consists of 24 equal monthly payments of principal, interest of $51,456, which commenced in March, 2019 and will end on February 1, 2021. The balance for this loan was $689,255 as of December 31, 2019. The Company’s right to use the purchased software licenses and software subscription and maintenance services is contingent on the Company remaining in compliance with the terms of this loan. As of December 31, 2019, the Company is in compliance with this loan. For the year ended December 31, 2019, the interest expense on this loan was $56,102.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 5 – SHAREHOLDERS’ EQUITY

Common Stock

As of December 31, 2019 and 2018, the Company was authorized to issue 750,000,000 and 750,000,000 shares of common stock with a par value of $0.001 per share (“Common Stock”), respectively. As of December 31, 2019 and 2018, the Company had 41,673,655 and 41,673,655 shares of its Common Stock issued and outstanding, respectively.

On December 14, 2018, a stockholder elected to convert 6,500 shares of Series A Convertible Preferred Stock with a par value of $0.001 per share (“Series A Preferred Stock”) into 130,000 shares of Common Stock. Each share of Series A Preferred Stock is convertible into 20 shares of Common Stock at the option of the holder.

The Company has reserved shares of Common Stock, on an as-if-converted basis, as follows:

	December 31, 2019	December 31, 2018

Exercise of options issued and outstanding to purchase common stock	-	700,000
Issuance of common shares available under the 2010 Equity Compensation Plan	28,296,980	28,296,980
Conversion of series A convertible preferred stock issued and outstanding into common stock	25,405,000	25,405,000
Exercise of warrants to purchase series A convertible preferred stock issued and outstanding and converted into common stock	500,000	500,000
Conversion of series B convertible preferred stock issued and outstanding into common stock	106,144,240	106,144,240
Exercise of warrants to purchase series B convertible preferred stock issued and outstanding and converted into common stock	-	56,400,000
Conversion of series C convertible preferred stock issued and outstanding into common stock	25,083,500	25,083,500

Total common stock reserved for issuance	185,429,720	242,529,720

The above table includes common stock reserved for non-exercisable stock options and common stock reserved for the issuance of stock options in the future under the Company’s 2010 Equity Compensation Plan.

Series A Convertible Preferred Stock

As of December 31, 2019 and 2018, the Company’s board of directors has designated 3,437,500 shares of Series A Preferred Stock. As of December 31, 2019 and 2018, the Company had 1,270,250 shares of its Series A Preferred Stock issued and outstanding. On December 14, 2018, a stockholder elected to convert 6,500 shares of Series A Preferred Stock into 130,000 shares of Common Stock. As of December 31, 2019 and 2018, the Company has reserved 25,000 shares of Series A Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series A Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

The Series A Preferred Stock is entitled to vote as a single class with the holders of the Company’s common stock, with each share of Series A Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each share of Series A Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $12,702,500 as of December 31, 2019 and 2018 subject to certain customary adjustments, or (B) the amount such share of Series A Preferred Stock would receive if it participated pari passu with the holders of common stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series A Preferred stock times $10.00. Each share of Series A Preferred Stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the Series A Preferred Stock. For so long as any shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series A Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series A Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series A Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series A Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series A Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series A Preferred Stock with an amount per share equal to two and a half (2.5) times the Series A Preferred Stock original issue price or $12,702,500 as of December 31, 2019 and 2018 in aggregate for all issued and outstanding Series A Preferred Stock.

Series A Preferred Stock is junior to Series B Convertible Preferred Stock par value $0.001 per share (“Series B Preferred Stock”) and Series C Preferred Stock as it pertains to liquidation preferences.

Series B Convertible Preferred Stock

As of December 31, 2019 and 2018, the Company’s board of directors has designated 11,000,000 shares of Series B Preferred Stock. As of December 31, 2019 and 2018, the Company had 5,307,212 of its Series B Preferred Stock issued and outstanding. As of December 31, 2019 and 2018, the Company has reserved 2,820,000 shares of Series B Preferred Stock for the exercise of warrants issued and outstanding to purchase its Series B Preferred Stock.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

The Series B Preferred Stock is entitled to vote as a single class with the holders of the Company’s common and preferred stock, with each share of Series B Preferred Stock having the right to 20 votes. Upon the liquidation, sale or merger of the Company, each share of Series B Preferred Stock is entitled to receive an amount equal to the greater of (A) a liquidation preference equal to the Series B Preferred Stock original issue price or $15,921,636 as of December 31, 2019 and 2018, subject to certain customary adjustments, or (B) the amount such share of Series B Preferred Stock would receive if it participated pari passu with the holders of common and preferred stock on an as-converted basis. The liquidation preference is calculated by taking the product of the issued and outstanding shares of Series B Preferred stock times $3.00. Each share of Series B Preferred Stock becomes convertible into 20 shares of common stock, subject to adjustment and at the option of the holder of the Series B Preferred Stock. For so long as any shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the Series B Preferred Stock is required to approve (Y) any amendment to the Company’s certificate of incorporation or bylaws that would adversely alter the voting powers, preferences or special rights of the Series B Preferred Stock or (Z) any amendment to the Company’s certificate of incorporation to create any shares of capital stock that rank senior to the Series B Preferred Stock. In addition to the voting rights described above, for so long as 1,000,000 shares of Series B Preferred Stock are outstanding, the vote or consent of the holders of at least two-thirds of the shares of Series B Preferred Stock is required to effect or validate any merger, sale of substantially all of the assets of the Company or other fundamental transaction, unless such transaction, when consummated, will provide the holders of Series B Preferred Stock with an amount per share equal to the Series B Preferred Stock original issue price or $15,921,636 in aggregate, for all issued and outstanding Series B Preferred Stock.

Series B Preferred Stock is senior to Series A Preferred Stock, and junior to Series C Preferred Stock, as it pertains to liquidation preferences.

Series C Preferred Stock

As of December 31, 2019 and 2018, the Board has designated 4,000,000 shares of Series C Preferred Stock. As of December 31, 2019 and 2018, the Company had 1,254,175 shares of its Series C Preferred Stock issued and outstanding.

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
December 31, 2019 and 2018

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

2019

During the year ended December 31, 2019, options for 700,000 shares of Common Stock, which were previously granted to former executives of the Company, expired in accordance with the terms of such stock options.

The Company recorded compensation expense pertaining to employee stock options in the amount of $6,250 for the year ended December 31, 2019.

As of December 31, 2019, there were 30,000,000 shares of our Common Stock authorized to be issued under the 2010 Equity Compensation Plan, of which 28,296,980 shares of our common stock remain available for future stock option grants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

A summary of the Company’s outstanding stock options as of and for the years ended December 31, 2019 and 2018 are as follows:

	Number	Weighted		Weighted
	Of Shares	Average	Weighted	Average	Aggregate	Aggregate
	Underlying	Exercise	Average	Remaining	Intrinsic	Exercise
	Options	Price	Fair Value	Contractual Life	Value	Price
Outstanding at December 31, 2017	825,000	$0.10	$0.10	3.0	$-	$82,500

For the period ended December 31, 2018
Granted	-	-	-			$-
Exercised	-	-	-
Expired	(125,000)	0.10	0.04			$(12,500)

Outstanding at December 31, 2018	700,000	0.10	0.05	2.0	$-	$70,000

For the period ended December 31, 2019
Granted	-	-	-			$-
Exercised	-	-	-
Expired	(700,000)	0.10	0.10			$(70,000)

Outstanding at December 31, 2019	-	$-	$-	-	$-	$-
Outstanding and exercisable at December 31, 2019	-	$-	$-	-	$-

Common Stock Warrants

During the year ended December 31, 2018 warrants to purchase 120,000 common shares expired in accordance with the terms of such warrants. No warrants were issued in year ended December 31, 2019.

A summary of the status of the Company's outstanding common stock warrants as of and for the years ended December 31, 2019 and 2018 are as follows:

Weighted
	Common	Average
	Stock	Exercise
	Warrants	Price
Outstanding and exercisable at December 31, 2017	120,000	$0.15

For the year ended December 31, 2018
Issued	-	-
Exercised	-	-
Expired	(120,000)	0.15
Outstanding and exercisable at December 31, 2018	-	$-

For the year ended December 31, 2019
Issued	-	$-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2019	-	$-

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

Series A Preferred Stock warrants

Outstanding warrants to purchase the Company’s Series A Preferred Stock as of December 31, 2019, have a remaining contractual life of 2.6 years.

A summary of the status of the Company's outstanding Series A Preferred Stock warrants as of and for the years ended December 31, 2019 and 2018 are as follows:

Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price
Outstanding and exercisable at December 31, 2017	25,000	$4.00

For the year ended December 31, 2018
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2018	25,000	$4.00

For the year ended December 31, 2019
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2019	25,000	$4.00

Series B Preferred Stock Warrants

During the year ended December 31, 2019, warrants to purchase 2,820,000 shares of Series B Preferred Stock, which were previously issued to former executives and directors, expired in accordance with the terms of these warrants.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

A summary of the status of the Company's outstanding Series B Preferred Stock warrants as of and for the years ended December 31, 2019 and 2018 are as follows:

		Weighted
	Preferred	Average
	Stock	Exercise
	Warrants	Price
Outstanding and exercisable at December 31, 2017	3,250,000	$3.00

For the year ended December 31, 2018
Granted	-	-
Exercised	-	-
Expired	(430,000)	3.00
Outstanding and exercisable at December 31, 2018	2,820,000	$3.00

For the year ended December 31, 2019
Granted	-	-
Exercised	-	-
Expired	(2,820,000)	3.00
Outstanding and exercisable at December 31, 2019	-	$-

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
December 31, 2019 and 2018

NOTE 5 – SHAREHOLDERS’ EQUITY (continued)

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

As of December 31, 2019, the Company has not received a demand notice in connection with any registration rights agreement. As of December 31, 2019, the Company does not believe that it is probable that the Company will incur a penalty in connection with the Company’s registration rights agreements. Accordingly no liability was recorded as of December 31, 2019.

NOTE 6 – OPERATING AND FINANCIAL LEASE OBLIGATIONS

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

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 6 – OPERATING AND FINANCIAL LEASE OBLIGATIONS (continued)

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

Property and equipment includes the following amounts for leases that have been capitalized:

	Useful Life (Years)	December 31, 2019	December 31, 2018
Computer equipment and software	3	$2,120,127	$1,900,711
Less accumulated depreciation		(1,831,013)	(1,654,075)
		$289,114	$246,636

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 6 – OPERATING AND FINANCE LEASE OBLIGATIONS (Continued)

Supplemental cash flow information related to leases is as follows:

	For the Years Ended December 31,
	2019	2018
Lease expense is reported in the statement of operations as follows:

Operating lease expense

Cost of revenues	$274,418	$260,062

Selling, general and administrative expenses	85,706	98,597

Total operating lease expense	$360,124	$358,659

Finance lease expense

Interest expense	$27,042	$26,750

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 6 – OPERATING AND FINANCE LEASE OBLIGATIONS (Continued)

Supplemental cash flow information related to leases is as follows:

	For the Years Ended December 31,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$360,124	$358,659
Financing cash flows from finance leases	$146,741	$181,354

Right-of-use assets obtained in exchange for operating lease obligations	$1,009,878	$-
Equipment acquired through finance lease obligations	$219,378	$228,968

Supplemental balance sheet information related to leases is as follows:

	December 31, 2019	December 31, 2018
Operating Lease

Operating lease right-of-use-asset	$702,867	$-

Operating lease - current liability	$326,270	$-
Operating lease - long term liability	376,597	-

Total operating lease liabilities	$702,867	$-

Finance Leases

Property and equipment, gross	$2,120,127	$1,900,711
Accumulated depreciation	(1,831,013)	(1,654,075)

Property and equipment, net	$289,114	$246,636

Finance leases - current liabilities	$149,992	$115,771
Finance leases - long term liabilities	188,975	150,559

Total finance lease liabilities	$338,967	$266,330

Weighted average remaining lease term (years)
Operating lease	2.1	-
Finance leases	2.4	2.7

Weighted average discount rate
Operating lease	6.1%	-
Finance leases	8.5%	9.3%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 6 – OPERATING AND FINANCE LEASE OBLIGATIONS (Continued)

Future minimum payments required under operating and finance leases are as follows:

	Operating Lease	Finance Leases
2020	$360,124	$172,590
2021	360,123	118,916
2022	30,010	71,209
2023	-	13,758

Total future payments	750,257	376,473
Less amount representing interest	(47,390)	(37,506)

Total future payments less interest	702,867	338,967
Less current portion	326,270	149,992

Long-term portion	$376,597	$188,975

NOTE 7 – DEFINED CONTRIBUTION 401(k) PLAN

The Company implemented a 401(k) plan on January 1, 2007. Eligible employees contribute to the 401(k) plan. Employees become eligible after attaining age 19 and after 3 months of employment with the Company. The employee may become a participant of the 401(k) plan on the first day of the month following the completion of the eligibility requirements. Effective January 1, 2007, the Company implemented an elective contribution to the plan of 25% of the employee’s contribution up to 4% of the employee’s compensation (the “Contribution”). Effective December 31, 2019 the Company increased the elective contribution to the plan of 25% of the employees contribution up to up to 6%. of the employee’s compensation (the “Contribution”). The Contributions are subject to a vesting schedule and become fully vested after one year of service, retirement, death or disability, whichever occurs first. The Company made contributions of $88,554 and $70,236 for the years ended December 31, 2019 and 2018, respectively.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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
December 31, 2019 and 2018

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

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

As of December 31, 2018, accrued liabilities included $394,185 pertaining to InsPro LLC’s purchase of Microsoft perpetual software licenses and software subscription and maintenance services. On January 5, 2019, InsPro LLC entered into a financing arrangement with PNC Equipment Finance, LLC to finance this amount plus the cost of additional services. See Note 4 – Notes Payable.

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

Future minimum payments required under other agreements at December 31, 2019 are as follows:

2020	$218,978
2021	-
2022	-
thereafter	-

Total	$218,978

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 9 – INCOME TAXES

The Company has net operating loss carry forwards for federal income tax purposes of approximately $48,000,000 at December 31, 2019. There is no expiration date for approximately $1,000,000 of these losses. The remaining losses expire in years 2026 through 2037. The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Internal Revenue Code Section 382 “IRC 382” places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50 percent change in ownership). The issuance of the Company’s Series A Preferred Stock on January 15, 2009 resulted in a change of control as defined under IRC 382.

Components of income taxes for the years ending December 31, 2019 and 2018, were as follows:

Components of income tax:

	For the Year Ended December 31,
	2019	2018
Federal	$(6,716)	$(13,000)
State	-	144,000
	$(6,716)	$131,000

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018
U.S. statutory rate	21.0%	21.0%
State income taxes	8.0%	8.0%
Amortization/impairment of acquisition related assets	0.3%	(0.1)%
Stock based compensation	(0.2)%	0.1%
Other permanent differences	0.8%	(0.7)%
Valuation allowance	(29.3)%	(23.2)%
	0.6%	5.1%

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 9 – INCOME TAXES (continued)

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the years ended December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforward	$11,696,394	$11,435,167
Depreciation	11,883	(2,436)
Compensation expense	53,805	53,804
Deferred revenue	403,825	449,500
Total deferred tax asset	12,165,907	11,936,035

Deferred tax liabilities	-	-
Net deferred tax asset	12,165,907	11,936,035
Less: valuation allowance	(12,165,907)	(11,936,035)
	$-	$-

The Company has fully reserved the deferred tax asset in excess of the deferred tax liabilities due to the limitation on taxable income that can be offset by net operating loss carry forwards in future periods under IRC section 382 as a result of changes in control and substantial uncertainty of the realization of any tax assets in future periods. The valuation allowance as of December 31, 2019, was increased by $229,872 as compared to December 31, 2018.

In 2018, the Company wrote off $28,900,000 of Florida state net operating loss carry forwards due to operations in Florida having previously ceased and due to management making the determination that operations would not resume in the state of Florida in future. As a result, the deferred tax asset and related valuation allowance were decreased by approximately $2,300,000.

NOTE 10 – SUBSEQUENT EVENTS

On January 30, 2020, the Company, Majesco, a California corporation (the “Buyer”), and Majesco Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Buyer (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the closing (the “Closing”) of the Merger (the “Effective Time”), Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of the Buyer.

If the Merger is consummated, the Buyer will pay the Company $12 million in cash, subject to certain adjustments as set forth in the Merger Agreement (including for cash and certain debt of the Company) (the “Merger Consideration”).

At the Effective Time, and subject to the terms and conditions of the Merger Agreement, the outstanding shares of the Company’s preferred and common stock, other than shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law, will automatically be converted into the right to receive allocations of the Merger Consideration pursuant to the Merger Agreement and the Company’s Certificate of Incorporation and all amendments thereto (collectively, the “Company Charter”).

Proceeds of the Merger will be allocated in accordance with the Company’s Charter. Because the amount of Merger Consideration is substantially less than the aggregate minimum liquidation preferences of the Series C Preferred Stock and Series B Preferred Stock, all Merger Consideration will be paid to the holders of those series of preferred stock. In particular, the holders of the Company’s Common Stock and Series A Preferred Stock, will not receive any consideration in the Merger. Additionally, each Company option or warrant outstanding immediately prior to the Effective Time, whether or not then vested and exercisable, will be cancelled without the receipt of any consideration.

INSPRO TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

NOTE 10 – SUBSEQUENT EVENTS (continued)

All members of the Board unanimously approved the Merger Agreement and the consummation of the Merger upon the terms and subject to the conditions set forth in the Merger Agreement at a meeting on January 30, 2020.

The completion of the Merger is subject to customary closing conditions, including, without limitation, adoption of the Merger Agreement by the requisite vote of the Company’s stockholders.

Pursuant to the Merger Agreement, Co-Investment and Independence Blue Cross entered into a voting agreement (the “Voting Agreement”) with the Buyer and Merger Sub and agreed to vote their shares of the Company’s (i) Common Stock, (ii) Series A Preferred Stock, (iii) Series B Preferred Stock and (iv) Series C Preferred Stock, in each case, in favor of, among other things, the adoption of the Merger Agreement and the consummation of the Merger and the other transactions contemplated by the Merger Agreement.

The Company has agreed not to solicit or enter into an agreement regarding alternative acquisition proposals, and, subject to certain exceptions, is not permitted to enter into discussions or negotiations concerning, or provide non-public information to a third party in connection with, any alternative acquisition proposals. However, the Company may, prior to the obtaining the requisite approval from the Company’s stockholders, engage in discussions or negotiations and provide non-public information to a third party which has made an unsolicited bona fide written acquisition proposal if the Company’s board of directors determines in good faith, after consultation with the Company’s outside legal counsel and financial advisor, that such acquisition proposal constitutes, or is reasonably likely to lead to, a Superior Proposal (as defined in the Merger Agreement) and that the failure to do so would be reasonably likely to be inconsistent with the director’s duties set forth under Delaware law.

The Merger Agreement contains certain termination rights, including the right of the Company to terminate the Merger Agreement in connection with a Superior Proposal or the Buyer to terminate the Merger Agreement in connection with the determination of the Company’s Board to terminate the Merger Agreement or effected or resolved to effect a change in its recommendation in accordance with the terms of the Merger Agreement (a “Company Board Recommendation Change”). However, in such circumstances, the Company would be obligated to pay the Buyer a termination fee equal to $720,000 in cash. In addition, either party has the right to terminate the Merger Agreement if the Merger does not occur by April 30, 2020.

The foregoing description of the Merger Agreement and Voting Agreement are not complete and each are qualified in its entirety by reference to the Merger Agreement or Voting Agreement, which are filed as Exhibit 2.1 and Exhibit 99.1, respectively, to our Current Report on Form 8-K, filed with the SEC on January 31, 2020.

On February 26, 2020 The Co-Investment Fund II, L.P. converted 900,000 shares of Series A preferred Stock into 18,000,000 shares of Common Stock. The Series A Preferred shares were issued pursuant to a rights offering which was declared effective on Form S-1 (File No. 333-162712) on January 22, 2010, and is convertible into common stock. The ratio is 20 common shares to 1 Series A Preferred share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision of our Principal Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that assessment, the Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective for their intended purposes as of December 31, 2019.

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

As of December 31, 2019 management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that assessment, our Principal Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter and year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION.

NONE.

PART III

Item 10.	Directors, executive officers and corporate governance.

Directors of the Registrant

Michael Azeez, 63, has served as one of our directors since December, 2011. Mr. Azeez is a managing member of Azeez Investors, LLC. Mr. Azeez co-founded Unitel in 1988 and served its President from 1988 until 2002. Mr. Azeez served in various executive positions at American Cellular Network Corporation from 1982 until 1988 and his positions included Vice President, General Manager of various divisions and as assistant to the President. Mr. Azeez is the Executive Chairman of Acrometis Strategic Software Services, which provides software solutions to insurance companies for workers compensation claims management. Mr. Azeez is a member of the board of directors of the Friends of Impact Israel. Mr. Azeez is the Chairman and founder of the Sam Azeez Museum of Woodbine Heritage. Mr. Azeez is also the Managing Partner of Vermeil Wines. Mr. Azeez's significant executive and business development experience in the telecommunications industry and his civic service for various non-profit organizations qualifies him to be a member of our board of directors.

Donald R. Caldwell, 73, served as one of our directors and as one of the Co-Chairmen of our board of directors from April 2008 through November 24, 2009 and has served as our Chairman since November 24, 2009.  He also served as our Chief Executive Officer from January 26, 2015 through October 9, 2017. Mr. Caldwell founded Cross Atlantic Capital Partners (“XACP”) in 1999, and presently serves as its Chairman and Chief Executive Officer.  In this role, he serves as a director and on the Board committees for several XACP portfolio companies including  InsPro Technologies Corporation as described above: director of Lightning Gaming, Inc. (OTC) and chairman of its Audit Committee since 2005; director of Rubicon Technology, Inc. (NASDAQ: RBCN) and chairman of its Compensation Committee from 2001 until his resignation on November 16, 2017; and director of Amber Road, Inc. (NYSE: AMBR) and a member of its Nominating/Governance and Compensation Committees from 2005 until his resignation on December 31, 2016.  Mr. Caldwell was appointed chairman of Simplicity Esports and Gaming Company (NASDAQ:WINR) in August 2017 and chairs its Audit and Compensation Committees.  He has served as a director on the Board of Quaker Houghton (formerly known as Quaker Chemical Corporation prior to its merger with Houghton International in August 2019) (NYSE:KWR) since 1997 and was appointed lead director in 2016.  He also serves as chairman of Quaker Houghton’s Executive Committee and as a member of its Audit and Compensation Committees. He was a director of Fox Chase Bancorp, Inc. (NASDAQ:FXCB) from October 2014 until it was acquired by Univest Corporation of Pennsylvania on July 1, 2016.  During that time, he chaired Univest’s Audit Committee and served as a member of its Risk Management Committee.  He served on the board of directors at Diamond Management & Technology Consultants, Inc. (NASDAQ) from 1994 until its sale to PriceWaterhouse in 2010 and was appointed lead director in 2006.  He also served as a member of Diamond’s Compensation and Audit Committees.  Mr. Caldwell was a director of Kanbay International, Inc. from 1999 through 2007 when it was purchased by Capgemini.  Prior to founding XACP, Mr. Caldwell was President and Chief Operating Officer and a director of Safeguard Scientifics, Inc.  Mr. Caldwell holds a BS degree from Babson College and an MBA from Harvard University.  He was a Certified Public Accountant in the State of New York.  Mr. Caldwell’s experience serving as a director and officer of numerous public companies qualifies him to be a member of our board of directors.

Kenneth M. Harvey, 59, has served as a director since May 2014. From 1989 until 2011, Mr. Harvey was employed by HSBC—Global Bank, serving as Chief Information Officer/Chief Operating Officer from 2008 to 2011 and as Group General Manager and Chief Information Officer from 2004 to 2007. He was president of HSBC Technology and Services, a wholly-owned subsidiary of HSBC, from 2003 to 2004.    Mr. Harvey is currently serving as Chairman of CLS Group Holdings AG. From 2012 to 2014 he was the Chairman of the Technology and Operations Committee.  Mr. Harvey has Mr. Harvey also serves on the Senior Advisory Board of Oliver Wyman; a global management consulting firm. Mr. Harvey also served as a Director and Chair of the Nominating and Governance Committee of Amber Road from 2008 to 2017, as a director of Kanbay, Inc. from 2004 until 2007 and as a Director of Vertical Networks, Inc. from 2002 until 2004. Mr. Harvey’s experience as an executive in the information technology field qualifies him to be a member of our board of directors.

Alan Krigstein, 68, has served as a director since June 2014. Mr. Krigstein was Executive Vice President and Chief Financial Officer of Independence Blue Cross, a health insurer organization and independent licensee of the Blue Cross and Blue Shield Association from 2009 through 2017. Mr. Krigstein previously served as Senior Vice President and Chief Financial Officer of AmeriHealth Mercy Family of Companies from 1994 to 2009. Mr. Krigstein also serves as trustee of Plan Investment Fund, Inc., a mutual fund company that is open only to members and licensees of the Blue Cross and Blue Shield Association and certain related organizations, from 2011 to the present. Mr. Krigstein is the Chairman, Board of Directors of GeoBlue, an international health insurance company. Mr. Krigstein is also a Member Board of Directors of Bellrock Intelligence, a healthcare technology company that provides predictive analytics for payers and health systems. Mr. Krigstein’s experience as an executive in the health insurance field qualifies him to be a member of our board of directors.

Sanford Rich, 62, has served as one of our directors since April 2006. Mr. Rich is currently the Executive Director at New York City Board of Education Retirement System since January 2016. Mr. Rich was Chief of Negotiations and Restructuring at the Pension Benefit Guaranty Corporation, a U.S. government agency, from November 2012 to January 2016. He is a director and the Audit Committee Chairman at Aspen Group Inc., an online for Profit University. Mr. Rich served as director and Chief Executive Officer at In the Car, LLC from October 2011 to November 2012. Mr. Rich was a FINRA Registered Managing Director with Whitemarsh Capital Advisors LLC, a broker-dealer, from February 2009 through December 2014. Mr. Rich served as a director, audit committee chairman and Commission qualified audit committee financial expert of Interclick, Inc. from 2007 to 2010. From 1995 to May 2008, Mr. Rich was director, Senior Vice President and Portfolio Manager at GEM Capital Management Inc. From 1993 to 1995, Mr. Rich was a Managing Director of High Yield Finance, Capital Markets & North American Loan Syndicate, Sales and Trading at Citicorp Securities. From 1985 to 1993, he served as Managing Director of Debt Capital Markets at Merrill Lynch. From 1978 to 1985, Mr. Rich held various Analyst positions in numerous companies, including Cypress Capital Management, Inc. (Vice President and Analyst from 1983 to 1985), FIAMCO (Distressed/High Yield Bond Analyst from 1981 to 1983),

Progressive Corporation (Financial Analyst from 1980 to 1981) and Prescott, Ball and Turben (Distressed/High Yield Bond Analyst from 1978 to 1980). Mr. Rich’s 30+ years of experience in the financial sector qualifies him to be a member of our board of directors.

Frederick C. Tecce, 82, has served as one of our directors since August 2016 and he previously served as one of our directors from August 2, 2007through August 14. 2012. He has also served on the board of several publicly traded companies as well as numerous privately held companies. In addition, he served on the Board of Independence Blue Cross for 2 different terms. On a day to day basis, he serves as Of Counsel to the law firm of Buchanan Ingersoll and Rooney as well as being Of Counsel and Partner to Cross Atlantic Capital Partners. In addition to his pursuits in the private sector, Mr. Tecce has also served in the public sector where he was appointed by Pennsylvania Governor Tom Ridge to serve on the transition team. His board experience includes being an active member of the Board of the $50 billion Public School Employees Retirement Systems (PSERS), where he held the title of chairman of the Finance Committee for 6 years until his retirement in 2001. Mr. Tecce also served in the federal sector as a member of the Federal Judicial Nominating Committee. He has served in a management position in several for-profit businesses, some of which he has founded. Mr. Tecce’s numerous legal, business and government experiences qualify him to be a member of our board of directors.

Anthony R. Verdi, 71, has served as one of our directors since June 2008, as our Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008, as Acting Principal Executive Officer from June 20, 2008 through May 18, 2011 and as Principal Executive Officer from May 18, 2011 through January 26, 2015 and from October 29, 2018 to the present. From 2001 until November 2005, Mr. Verdi provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. Mr. Verdi served as Chief Operating Officer of Provident American Corporation and Chief Financial Officer of HealthAxis, Inc. From January 1990 until December 1998, Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller. Mr. Verdi’s extensive experience in the health insurance industry and his financial and accounting background qualifies him to be a member of our board of directors.

Edmond J. Walters, 58, has served as one of our directors since April 2008. Mr. Walters is Founder and was the Chief Executive Officer of eMoney Advisor, a wealth planning and management solutions provider for financial advisors that Mr. Walters founded in 2000 and is now a wholly-owned subsidiary of Commerce Bancorp. Prior to forming eMoney Advisor in 2000, Mr. Walters spent more than 20 years in the financial services industry, advising high net worth clients. From 1983 to 1992 he was associated with Kistler, Tiffany & Company in Wayne, PA. In 1992, Walters helped found the Wharton Business Group, a financial advising firm, in Malvern, PA. Mr. Walters’ 20+ years of experience in the financial sector qualify him to be a member of our board of directors.

The Board has determined that Messrs. Azeez, Harvey, Krigstein, Rich, Tecce and Walters are “independent” directors as defined by Rule 4200(a)(15) of the NASDAQ listing standards and as defined by Rule 10A-3(b)(1)(ii) promulgated by the Commission.

Executive Officers of the Registrant

The following table sets forth the name, age and title of persons currently serving or who have served as our executive officers during 2019. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position
Anthony R. Verdi	71	President, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Assistant Secretary

Anthony R. Verdi has served as our President, Chief Executive Officer, Chief Financial Officer and Assistant Secretary since October, 2018, Chief Financial Officer and Assistant Secretary since November 2005, as our Chief Operating Officer since April 2008, as Acting Principal Executive Officer from June 20, 2008 through May 18, 2011 and as Principal Executive Officer from May 18, 2011 through January 26, 2015. From 2001 until November 2005, Mr. Verdi has provided consulting services to life, health and property and casualty insurance company agency and venture capital clients. From December 1998 until March 2001, Mr. Verdi served as Chief Operating Officer of Provident American Corporation and Chief Financial Officer of HealthAxis, Inc. From January 1990 until December 1998, Mr. Verdi served as Chief Financial Officer of Provident American Corporation. From July 1986 until January 1990, he was the Vice President and Controller of InterCounty Hospitalization and Health Plans, a nonprofit group medical insurer. From April 1971 until July 1986, he served in various finance and accounting capacities for the Academy Insurance Group, ultimately serving as the Assistant Controller.

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

Summary Compensation Table

The following table summarizes the compensation paid to, awarded to or earned during the fiscal years ended December 31, 2019 and 2018 by our Principal Executive Officer and each of our three other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered to us in all capacities during 2019 and 2018. The executive officers listed in the table below are referred to in this report as our “named executive officers”. There was no non-qualified deferred compensation earnings for any of the named executive officers for the fiscal years ended December 31, 2019 and 2018.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (5)	Stock Awards ($) (6)	Option Awards ($) (8)	All Other Compensation ($) (7)	Total ($)
David M. Anderson (2)	2019	34,545	-	-	-	9,742	44,287
Chief Executive Officer	2018	317,986	-	-	-	174,389	492,375

Anthony R. Verdi (1)	2019	380,000	150,000	-	-	17,477	547,477
Chief Financial Officer & Chief	2018	334,565	-	-	-	15,751	350,316
Operating Officer

David J. Medlock (3)	2019	240,000	-	-	-	9,250	249,250
Chief Architect	2018	240,000	47,500	-	-	15,359	302,859

(1)       Mr. Verdi was appointed as our Chief Financial Officer on November 10, 2005, Chief Operating Officer on April 1, 2008, interim Principal Executive Officer on June 20, 2008 and Principal Executive Officer from May 18, 2011 through January 25, 2015 and appointed our President and Chief Executive Officer on October 30, 2018.

(2)        Mr. Anderson was appointed Chief Executive Officer on October 9, 2017. Mr. Anderson resigned as Chief Executive Officer and as a member of our board of directors on October 30, 2018 and his employment terminated effective November 2, 2018. All amounts owed to Mr. Anderson subsequent to the termination of his employment are included in All Other Compensation.

(3)        Mr. Medlock resigned as Chief Architect on April 23, 2019. . All amounts owed to Mr. Medlock subsequent to the termination of his employment are included in All Other Compensation.

(4)        Mr. Verdi received a discretionary bonus of $150,000 in 2019, which was approved by the Company’s Board. Mr. Medlock received $45,000 in 2018, as part of a stay bonus arrangement. Mr. Medlock also received a discretionary bonus of $2,500 in 2018.

(5)       There were no stock awards or stock option awards to any of the named executive officers for the fiscal years ended December 31, 2019 and 2018.

(6)       All other compensation paid to our named executive officers in the fiscal year ended December 31, 2019 consisted of the following:

Name	Payments for Auto and Equipment ($) (a)	Company Paid Health, Life and Disability Insurance ($) (b)	Severance ($) (f)	Company Matching of Employee 401(k) Contributions $ (c)	Post Employment Consulting Fees $ (d)	Reimbursement of Personal Expenses $ (e)	Total ($)
David M. Anderson	-	9,742	-	-	-	-	9,742

Anthony R. Verdi	12,600	677	-	4,200	-	-	17,477

Robert J. Oakes	-	-	-	-	-	-	-

David J. Medlock	189	7,927	-	1,135	-	-	9,250

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

(c)       Company matching of employee 401(k) contributions represents 25% of the employee’s contribution up to 6% of the employee’s compensation, which were fully vested for Messrs., Verdi and Medlock.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the outstanding equity awards held by our named executive officers for the year ended December 31, 2019. There have been no stock awards granted in 2019.

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

David J. Medlock

Pursuant to an employment agreement Mr. Medlock served as our Chief Architect. His employment agreement automatically renewed for a one year term on March 27, 2019, and, if not terminated, will automatically renew for one year periods. His annual base salary was $180,000 per year from March 27, 2015 through July 1, 2015, was then increased to $210,000 effective July 1, 2015, was then increased to $220,000 effective November 1, 2015, was then increased to $235,000 effective August 16, 2017, and was then increased to $240,000 effective October 1, 2017. He is entitled to receive such bonus compensation programs available to executive employees of the Company and InsPro Technologies, LLC.

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

On April 23, 2019, David J. Medlock resigned as the Chief Architect. The resignation was not the result of any disagreement between the Company and Mr. Medlock on any matter relating to the Company’s operations, policies or practices.

Compensation of Directors

The following table sets forth information concerning the compensation of all individuals who served on our board of directors during the fiscal year ended December 31, 2019. There were no option awards and no non-equity incentive plan compensation or nonqualified deferred compensation earnings paid to any of our directors for the year ended December 31, 2019. Directors who are employees receive no additional or special compensation for serving as directors. All compensation for Messrs. Anderson and Verdi is included in the Summary Compensation Table. Mr. Caldwell’s compensation as a non- employee director subsequent to October 9, 2017 appears in the following table. Messrs. Tecce and Caldwell have assigned all of their compensation to The Co-Investment Fund II, L.P. Messrs. Tecce and Caldwell are stockholders, directors and officers of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of The Co-Investment Fund II, L.P.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Total ($)
Michael Azeez	6,000	-	-	6,000

Donald R. Caldwell (2)	7,500	-	-	7,500

Kenneth Harvey	4,500	-	-	4,500

Alan Krigstein	4,500	-	-	4,500

Sanford Rich	8,000	-	-	8,000

Frederick Tecce (2)	6,000	-	-	6,000

Edmond Walters	4,500	-	-	4,500

Total	41,000	-	-	41,000

(1)	Represents board and committee meeting fees paid to our directors under our Non-Employee Director Compensation Plan.

(2)	Messrs. Caldwell and Tecce have assigned all of their board compensation to The Co-Investment Fund II, L.P.

There are no options or warrants outstanding as of December 31, 2019.

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows information known by us with respect to the beneficial ownership of our common stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock as of March 29, 2020, for each of the following persons:

•	our directors;

•	our named executive officers;

•	all of our directors, director nominees and executive officers as a group; and

•	each person or group of affiliated persons or entities known by us to beneficially own 5% or more of our common stock, Series A Convertible Preferred Stock or Series B Convertible Preferred Stock.

The number of shares beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the Commission. Under these rules, beneficial ownership includes (i) any shares as to which the individual or entity has sole or shared voting power or investment power and (ii) any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 29, 2019 through the exercise of any warrant, stock option or other right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying options and warrants that are exercisable within 60 days of March 29, 2019 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The following table is based on 59,673,655 shares of Common Stock, 370,250 shares of Series A Convertible Preferred Stock, 5,307,212 shares of Series B Convertible Preferred Stock, and 1,254,175 shares of Series C Convertible Preferred Stock outstanding as of March 29, 2019. Unless otherwise indicated, the address of all individuals and entities listed below is InsPro Technologies Corporation, 1510 Chester Pike, 400 Baldwin Tower, Eddystone, Pennsylvania 19022.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially Owned
Directors and Executive Officers:

David M. Anderson	-		Common Stock	*

Michael Azeez	10,166,660	(3)(4)	Common Stock	14.6%
	433,333	(4)	Series B Preferred Stock	8.2%
	75,000	(3)	Series C Preferred Stock	6.1%

Donald R. Caldwell	94,701,690	(1)(2)	Common Stock	76.9%
	350,000	(2)	Series A Preferred Stock	92.9%
	1,827,186	(2)	Series B Preferred Stock	34.4%
	1,000,000	(2)	Series C Preferred Stock	80.8%

David J. Medlock	500,00	(5)	Common Stock	*
	25,000	(7)	Series A Preferred Stock	6.2%

Kenneth Harvey	-		Common Stock	*

Alan Krigstein	-		Common Stock	*

Sanford Rich	115,000	(9)	Common Stock	*
	1,250		Series A Preferred Stock	*

Frederick Tecce	94,190,594	(1)(2)	Common Stock	76.4%
	350,000	(2)	Series A Preferred Stock	92.9%
	1,827,186	(2)	Series B Preferred Stock	34.4%
	1,000,000	(2)	Series C Preferred Stock	80.8%

Anthony R. Verdi	85,000	(9)	Common Stock	*
	1,250		Series A Preferred Stock	*

Edmond Walters	3,504,953	(15)	Common Stock	5.6%
	166,666		Series B Preferred Stock	3.1%

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially Owned
All directors and executive officers as a group (10 persons)	108,676,217	(1)(2)(3)(4)(5) (8)(9)(10)(11)(12) (15)	Common Stock	79.2%
	377,550	(7)	Series A Preferred Stock	94.0%
	2,427,185	(2) (3)	Series B Preferred Stock	45.7%
	1,075,000	(2) (3)	Series C Preferred Stock	86.8%

Holders of More than Five Percent of Our Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock:

The Co-Investment Fund II, L. P.	94,190,594	(1)	Common Stock	76.4%
	350,000		Series A Preferred Stock	92.9%
	1,827,186		Series B Preferred Stock	34.4%
	1,000,000		Series C Preferred Stock	80.8%

Independence Blue Cross	50,000,000	(11)	Common Stock	45.6%
	2,500,000		Series B Preferred Stock	47.1%

Azeez Investors, LLC	5,666,660	(4)	Common Stock	8.7%
	283,333		Series B Preferred Stock	5.3%

Azeez Enterprises, LP	4,500,000	(14)	Common Stock	7.0%
	150,000		Series B Preferred Stock	2.8%
	75,000		Series C Preferred Stock	6.1%

John Scarpa	4,500,000	(16)	Common Stock	7.0%
	150,000		Series B Preferred Stock	2.8%
	75,000		Series C Preferred Stock	6.1%

Name of Beneficial Owner	Number of Shares Beneficially Owned		Title of Class	Percent of Shares Beneficially Owned
Scarpa Family Trust, 2005	4,333,340	(12)	Common Stock	6.5%
	366,667		Series B Preferred Stock	6.9%

Bruce L. Evans	3,562,255	(6)	Common Stock	5.8%
	95,925	(8)	Series C Preferred Stock	7.7%

Alvin H. Clemens	2,292,080	(13)	Common Stock	4.9%

______________

* Less than 1%

(1)	Includes 31,157,970 shares of common stock; 7,000,000 shares underlying 350,000 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series A Convertible Preferred Stock; 36,543,720 shares underlying 1,827,186 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock; and 20,000,000 shares underlying 1,000,000 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series C Convertible Preferred Stock, which are beneficially owned by Co-Investment, designee of Cross Atlantic Capital Partners, Inc.

(2)	Represents securities owned by Co-Investment, the designee of Cross Atlantic Capital Partners, Inc., of which Frederick Tecce is the managing director and of which Donald R. Caldwell is managing partner. Mr. Caldwell is also a shareholder, director and officer of Co-Invest II Capital Partners, Inc., which is the general partner of Co-Invest Management II, L.P., which is the general partner of Co-Investment. Mr. Caldwell and Mr. Tecce both disclaim beneficial ownership of these securities, except to the extent of their pecuniary interest therein.

(3)	Includes securities owned by Azeez Investors, LLC and Azeez Enterprises, LP. Mr. Azeez is a managing member of Azeez Investors, LLC and Azeez Enterprises, LP. Mr. Azeez disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(4)	Includes 5,666,660 shares underlying 283,333 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(5)	Includes 500,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2019, to purchase 25,000 shares of Series A Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock.

(6)	Includes 1,766,000 shares underlying 88,300 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series C Convertible Preferred Stock. Includes 149,010 shares of common stock and 152,500 shares underlying 7,625 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into twenty shares of our common stock per share of Series C Convertible Preferred Stock, which are beneficially owned by Kathryn M. Evans, wife of Bruce M. Evans.

(7)	Includes 25,000 shares underlying warrants which are exercisable within 60 days of March 30, 2020

(8)	Includes 7,625 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series C Convertible Preferred Stock, which are beneficially owned by Kathryn M. Evans, wife of Bruce M. Evans.

(9)	Includes 25,000 shares underlying 1,250 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock.

(10)	Includes 7,000,000 shares underlying 350,000 shares of Series A Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series A Convertible Preferred Stock. Includes 36,543,720 shares underlying 1,827,186 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Includes 20,000,000 shares underlying 1000,000 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series C Convertible Preferred Stock.

(11)	Includes 50,000,000 shares underlying 2,500,000 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(12)	Includes 7,333,340 shares underlying 366,667 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(13)	Includes 1,000,000 shares of common stock held by The Clemens-Beaver Creek Limited Partnership, of which Alvin H. Clemens is the general partner. Also includes 100,000 shares held by Mr. Clemens’s minor children.

(14)	Includes 3,000,000 shares underlying 150,000 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Also includes 1,500,000 shares underlying 75,000 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series C Convertible Preferred Stock.

(15)	Includes 3,333,320 shares underlying 166,666 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Includes 600,000 shares underlying a warrant which is exercisable within 60 days of March 29, 2019, to purchase 30,000 shares of Series B Convertible Preferred Stock which are also convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock.

(16)	Includes 3,000,000 shares underlying 150,000 shares of Series B Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series B Convertible Preferred Stock. Also includes 1,500,000 shares underlying 75,000 shares of Series C Convertible Preferred Stock, which are convertible, at the sole option of the holder, into 20 shares of our common stock per share of Series C Convertible Preferred Stock.

Equity Compensation Plan Information

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2019:

EQUITY COMPENSATION PLAN

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, Convertible Preferred Stock and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by security holders	0	0	28,296,980
Equity compensation plans not approved by security holders(1)	500,000	$0.20	0

Total(1)	500,000	$0.20	28,296,980

(1)	On August 16, 2017, the board of directors of the Company granted a warrant to purchase 25,000 shares of Series A Preferred Stock to Mr. Medlock. This warrant will expire on August 16, 2022. Assumes the warrants to purchase 25,000 shares of Series A Preferred Stock at an exercise price equal to $4.00 per share are converted into 20 shares of common stock for each share of Series A Preferred Stock, or 500,000 shares of common stock in aggregate, with an exercise price of $0.20 per common stock share.

A description of the material terms of our equity compensation plans can be found in Note 5 – Shareholders’ Equity– Stock Options and in the notes to the consolidated financial statements contained in Item 7 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions With Related Persons

From the beginning of our fiscal year preceding until the date of this Annual Report on Form 10-K, there has been no transaction, nor is there any transaction currently proposed, to which we were, are, or would be a participant, in which the amount involved exceeded or would exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors or executive officers, any holder of more than 5% of our common stock or any member of the immediate family of any of these persons or entities had or will have a direct or indirect material interest.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of Assurance Dimensions, Inc. for the years ended December 31, 2019 and 2018, are set forth below:

	2019 Fees	2018 Fees
Audit Fees (1)	$87,500	$87,500
Audit Related Fees	-	-
All Other Fees	-	-
Total Fees	$87,500	$87,500

(1)	Audit fees were for professional services rendered for the audit and interim quarterly reviews of our consolidated financial statements, which are normally provided in connection with statutory and regulatory filings or engagements.

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated November 23, 2005, among Darwin Resources Corp., Health Benefits Direct Corporation, and HBDC II, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

2.2	Agreement and Plan of Merger, dated as of September 21, 2007, by and among the Company, HBDC Acquisition, LLC, System Consulting Associates, Inc. and the shareholders of System Consulting Associates, Inc. party thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 26, 2007).

2.3	Agreement and Plan of Merger, dated as of January 30, 2020, by and among InsPro Technologies Corporation, Majesco and Majesco Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 31, 2020).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.4	Certificate of Merger of HBDC II, Inc. with and into Health Benefits Direct Corporation (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form SB-2, filed with the Commission on February 1, 2008).

Exhibit Number	Description
3.6	Certificate of Designation with respect to shares of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 21, 2009).

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

3.8	Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 1, 2010).

3.9	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 23, 2010).

3.10	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

3.11	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

3.12	Certificate of Amendment to Certificate of Incorporation filed August 20, 2014 (incorporated by reference to Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Commission on March 30, 2018).

3.13	Certificate of Amendment to Certificate of Incorporation filed August 25, 2015 (incorporated by reference to Exhibit 3.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Commission on March 30, 2018).

3.14	Certificate of Amendment to Certificate of Designation with respect to shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Commission on March 30, 2018).

3.15	Certificate of Designation of Series C Convertible Preferred Stock of InsPro Technologies Corporation, filed with the Secretary of State of the State of Delaware on April 19, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on April 20, 2017).

4.1	Securities Purchase Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

4.2	Registration Rights Agreement, dated March 30, 2007, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 30, 2007).

Exhibit Number	Description
4.3	Registration Rights Agreement, dated October 1, 2007, by and between Health Benefits Direct Corporation and Computer Command and Control Company (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.4	Registration Rights Agreement, dated October 1, 2007, by and among the Company and Robert J. Oakes, Jeff Brocco, Tim Savery and Lisa Roetz (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

4.5	Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.6	Securities Purchase Agreement, dated March 31, 2008, by and between the Company and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.7	Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.8	Form of Registration Rights Agreement, dated March 31, 2008, by and among the Company and the Investors party thereto (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.9	Board Representation Agreement, dated March 31, 2008, between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 31, 2008).

4.10	Securities Purchase Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.11	Registration Rights Agreement, dated January 14, 2009, by and between the Company and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.12	Preferred Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 21, 2009).

4.13	Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.18 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

4.14	Form of Warrant (incorporated by reference from Exhibit 4.19 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on December 31, 2009).

Exhibit Number	Description
4.15	Securities Purchase Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.16	Registration Rights Agreement, dated September 30, 2010, by and among Health Benefits Direct Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.17	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.18	Board Representation Agreement, dated September 30, 2010, by and between Health Benefits Direct Corporation and Independence Blue Cross (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.19	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.20	Form of Addendum and Certificate of Adjustment to Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2010).

4.21	Note Conversion Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.22	Registration Rights Agreement, dated December 22, 2010, by and between InsPro Technologies Corporation and The Co-Investment Fund II, L.P. (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.23	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2010).

4.24	Securities Purchase Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.25	Registration Rights Agreement, dated November 20, 2012, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

4.26	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 26, 2012).

Exhibit Number	Description
4.27	Form of Warrant (incorporated by reference to Exhibit 4.33 to the Registrant’s Registration Statement on Form S-1, filed with the Commission on February 1, 2013)

4.28	Securities Purchase Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.29	Registration Rights Agreement, dated September 12, 2013, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.30	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.35	Form of Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 12, 2013).

4.36	Securities Purchase Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.37	Registration Rights Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.38	Registration Rights Agreement, dated September 18, 2015, by and among InsPro Technologies Corporation and the Investors party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.39	Form of Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 24, 2015).

4.40	Securities Purchase Agreement, dated October 6, 2015, by and among InsPro Technologies Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

4.41	Registration Rights Agreement, dated October 6, 2015, by and among InsPro Technologies Corporation and the Investor party thereto (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

4.42	Form of Warrant (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 7, 2015).

10.1	Health Benefits Direct Corporation Compensation Plan for Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2006).

Exhibit Number	Description
10.2	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 17, 2006).

10.3	Securities Contribution Agreement, dated September 9, 2005, among Health Benefits Direct Corporation, Marlin Capital Partners I, LLC, Scott Frohman, Charles A. Eissa, Platinum Partners II LLC and Dana Boskoff (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 30, 2005).

10.4	Health Benefits Direct Corporation 2008 Equity Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.5	Agreement to Transfer Partnership Interests, dated October 1, 2007, by and among HBDC Acquisition, LLC and the former partners of BileniaTech, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2007).

10.6	Amended and Restated Employment Agreement, dated November 27, 2007, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2007).

10.7	Amendment 2008-1 to Amended and Restated Employment Agreement, dated March 31, 2008, between Health Benefits Direct Corporation and Anthony R. Verdi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 31, 2008).

10.8	Client Transition Agreement, between Health Benefits Direct Corporation, HBDC II, Inc. and eHealthInsurance Services, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2009).

10.9	Health Benefits Direct Corporation 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 31, 2011).

10.10	InsPro Technologies Corporation Amended and Restated Compensation Policy for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 16, 2011).

10.11	Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among the Company, InsPro Technologies, LLC, Atiam Technologies L.P. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 8, 2014).

10.12	Secured Convertible Promissory Note Purchase Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

Exhibit Number	Description
10.13	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.14	Security Agreement, dated as of January 30, 2015, by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P. (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.15	Subordination Agreement, dated as of January 30, 2015, by and among The Co-Investment Fund II, L.P., Silicon Valley Bank, InsPro Technologies Corporation, InsPro Technologies, LLC and Atiam Technologies L.P. (incorporated by reference to Exhibit 10.4 to the Registrants Current Report on Form 8-K, filed with the Commission on February 3, 2015)

10.16	Secured Convertible Promissory Note Purchase Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 27, 2015 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.17	Form of Secured Convertible Promissory Note due June 30, 2016 (incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.18	Amended and Restated Security Agreement by and among InsPro Technologies Corporation, InsPro Technologies, LLC and The Co-Investment Fund II, L.P., dated as of March 27, 2015 (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed with the Commission on March 30, 2015)

10.19	Employment Agreement by and between InsPro Technologies Corporation and David M. Anderson, dated October 9, 2017. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2017).

10.20	Separation Agreement and Mutual Release, dated November 2, 2018, between InsPro Technologies Corporation and David Anderson. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on November 6, 2018).

14	Amended and Restated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2008).

21**	Subsidiaries of InsPro Technologies Corporation

23.1**	Consent of Assurance Dimensions, Inc.

31.1**	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1**	Principal Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

/s/ Anthony R. Verdi	President, Chief Executive Officer, Chief Financial Officer	March 19, 2020
Anthony R. Verdi	(Principal Executive, Financial and Accounting Officer)

/s/ Donald R. Caldwell	Chairman of the Board of Directors	March 19, 2020
Donald R. Caldwell

/s/ Michael Azeez	Director	March 19, 2020
Michael Azeez

/s/ Kenneth Harvey	Director	March 20, 2020
Kenneth Harvey

/s/ Alan Krigstein	Director	March 20, 2020
Alan Krigstein

/s/ Sanford Rich	Director	March 19, 2020
Sanford Rich

Frederick Tecce	Director	March [__], 2020

	Director	March [__], 2020
Edmond Walters